Form 10QSB
period 1996-09-30
ORION ACQUISITION CORP II
filed 1996-11-15
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
  EXCHANGE  ACT OF 1934  For the quarterly period ended: September 30, 1996

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                        Commission File Number 000-20837

                           Orion Acquisition Corp. II

             (Exact name of registrant as specified in its charter)


Delaware                                    13-3863260
(State of Incorporation)                   (I.R.S. Employer Identification No.)


1430 Broadway, 13th Floor
New York, New York 10018                     10018
(Address of principal executive office)     (Zip code)


Registrant's telephone number, including area code: (212)391-1392


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___


     As of October 31, 1996, 890,000 shares of Common Stock were issued and outstanding.

                          PART 1. FINANCIAL INFORMATION

ITEM 1:    Financial Statements

                                             ORION ACQUISITION CORP. II
                                     (A Corporation in the Development Stage)
                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)






                                                                                                    Period From
                                                                                                    Inception
                                                                                               (October 19, 1995)
                                                  Three Months Ended      Nine Months Ended          through
                                                     September 30,          September 30,         September 30,
                                                         1996                   1996                  1996

Interest income                                      $   100,770           $   102,584           $   102,584

Interest expense                                              --               (57,694)              (57,694)

Operating expense                                        (35,913)              (35,913)              (35,913)
                                                     _____________         ____________          _____________

 Income before income taxes                               64,857                 8,977                 8,977

Income taxes                                              (2,500)               (2,500)               (2,500)
                                                    _____________          ____________         ______________

Net income                                           $    62,357           $     6,477           $     6,477
                                                    _____________          ___________          ______________


Primary and fully-diluted earnings
     per share                                       $       .05           $       .09
                                                     ____________          ____________
Weighted average common and common
     equivalent shares outstanding                     2,422,000               799,000



See Notes to Unaudited Financial Statements


                                             ORION ACQUISITION CORP. II
                                     (A Corporation in the Development Stage)
                                                    BALANCE SHEET
                                                     (Unaudited)




                                                                                    September 30,
                                                                                        1996
ASSETS

Cash                                                                                $     672,262
Restricted cash                                                                             9,324
US Treasury Bonds - restricted                                                          7,998,644
Accrued investment interest receivable                                                     90,980
                                                                                    ______________
Total assets                                                                        $   8,771,210
                                                                                    ______________

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                                    $      23,328

Common stock subject to possible conversion
     159,920 shares at redemption value,                                                1,600,793

Stockholders' equity:
     Convertible preferred stock, $.01 par value,
         1,000,000 shares authorized:
         110 shares issued and outstanding                                                      1
     Common stock, $.01 par value, 10,000,000
         shares authorized; 890,000 shares issued and
         outstanding (which includes shares subject
         to possible redemption)                                                            8,900
     Additional paid-in capital                                                         7,133,304
     Retained earnings                                                                      4,884
                                                                                    _____________
     Total stockholders' equity                                                         7,147,089
                                                                                    _____________

Total liabilities and stockholders' equity                                          $   8,771,210
                                                                                    _____________

See Notes to Unaudited Consolidated Financial Statements


                                             ORION ACQUISITION CORP. II
                                     (A Corporation in the Development Stage)
                                              STATEMENTS OF CASH FLOWS
                                                     (Unaudited)





                                                                                            Period From
                                                                                             Inception
                                                                                        (October 19, 1995)
                                                          Nine Months Ended                   through
                                                            September 30,                  September 30,
                                                                1996                           1996

Cash flows from operating activities:
     Net income                                           $          6,477               $           6,477

     Changes in working capital:
         Increase in accrued investment
              receivables                                          (90,980)                        (90,980)
         Increase (decrease) in accounts
              payable and accrued expenses                          23,328                          23,328
                                                          _________________              __________________

     Cash used in operating activities                             (61,175)                        (61,175)
                                                          _________________              __________________
Cash flows from investing activities:
     Purchase of U.S. Treasury Bonds and
         other increases in restricted cash                     (8,007,968)                     (8,007,968)
                                                          _________________              ___________________
Cash flows from financing activities:
     Issue of Units and Redeemable Class B
         Purchase Warrants, net of
         underwriting discounts                                  9,330,738                       9,330,738
     Public offering expenses                                     (589,333)                       (589,333)
                                                          _________________              ___________________

     Cash provided by financing activities                       8,741,405                       8,741,405
                                                          _________________              ___________________

Net increase in cash                                               672,262                         672,262

Cash at beginning of period                                             --                              --
                                                          _________________              __________________
Cash at end of Period                                     $        672,262               $         672,262
                                                          _________________              __________________


See Notes to Unaudited Financial Statements


                                             ORION ACQUISITION CORP. II
                                     (A Corporation in the Development Stage)

                                       NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation which were of a normal and recurring nature have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited financial statements should be read in conjunction with Form 8-K filed with the Securities and Exchange Commission on July 12, 1996.

2.   Organization and Business Operations

     Orion Acquisition Corp. II (the "Company") was incorporated in Delaware on October 19, 1995 for the purpose of raising capital to fund the acquisition of an unspecified operating business. All activity to date relates to the Company's formation and fund raising. The Company has selected December 31, as its fiscal year end.

     The registration statement for the Company's Initial Public Offering (the "Offering") became effective on July 2, 1996. The Company consummated the Offering on July 9, 1996 and raised net proceeds of $8,891,293 (see Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An aggregate of $8,000,000 of the net proceeds will be held in an escrow account which will be invested until released in short-term United States Government Securities, including treasury bills and cash and cash equivalents ("Proceeds Escrow Account"), subject to release at the earlier of (i) consummation of its first Business Combination or
(ii) liquidation of the Company (see below). The remaining proceeds will be used to pay for business, legal and accounting due diligence on prospective acquisitions, costs relating to the Offering and continuing general and administrative expenses in addition to other expenses.

     The Company, prior to the consummation of any Business Combination, will submit such transaction to the Company's stockholders for their approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. All of the Company's original stockholders, including all directors and the Company's executive officers, have agreed to vote their respective shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company ("non-affiliated public stockholders") with respect to any such Business Combination. A Business Combination will not be consummated unless approved by a vote of two-thirds of the shares of common stock owned by non-affiliated public stockholders.

     At the time the Company seeks stockholder approval of any potential Business Combination, the Company will offer ("Redemption Offer") each of the non-affiliated public stockholders of the Company the right, for a specified period of time not less than 20 calendar days, to redeem his shares of common stock. The per share redemption price ("Liquidation Value") will be determined by dividing the greater of (i) the Company's net worth or (ii) the amount of assets of the Company in the escrow account including all interest earned thereon by the number of shares held by such non-affiliated public stockholders. In connection with the Redemption Offer, if non-affiliated public stockholders holding less than 20% of the common stock elect to redeem their shares, the Company may, but will not be required to, proceed. The Company will redeem such shares by applying the Liquidation Value to the number of shares to be redeemed. In any case, if non-affiliated public stockholders holding 20% or more of the common stock elect to redeem their shares, the Company will not proceed with such potential Business Combination and will not redeem such shares. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying balance sheet at the estimated redemption value.

     All shares of the common stock outstanding immediately prior to the date of the Offering have been placed in escrow until the earlier of (i) the occurrence of the first Business Combination, (ii) 18-months from the effective date of the Offering or (iii) 24-months from the effective date of the Offering if prior to the expiration of such 18-month period the Company has become a party to a letter of intent or a definitive agreement to effect a Business Combination, in which case such period, shall be extended six months. During the escrow period, the holders of escrowed shares of common stock will not be able to sell or otherwise transfer their respective shares of common stock (with certain exceptions), but will retain all other rights as stockholders of the Company, including without limitation, the right to vote escrowed shares in accordance with a vote of a majority of the shares voted by non-affiliated public stockholders with respect to a Business Combination or liquidation proposal.

     If the Company does not effect a Business Combination within 18-months from the effective date or 24-months from the effective date if the extension criteria have been satisfied, the Company will submit for stockholder consideration a proposal to liquidate the Company and , if approved, distribute to the then holders of common stock (issued in the Offering or acquired in the open market thereafter) all assets remaining available for distribution after payment of liabilities and after having made appropriate provisions for the payment of liquidating distributions upon each class of stock, if any, having preference over the common stock.

3.   Public Offering

     On July 9, 1996 the Company sold 800,000 units ("Units") in the Offering and 320,000 Class B redeemable common stock purchase warrants ("Class B Warrant"). Subsequently, on August 5, 1996, the underwriters exercised their overallotment option to purchase 48,000 Class B Warrants. Each Unit consists of one share of the Company's common stock and one Class A redeemable common stock purchase warrant ("Class A Warrant"). Each Class A Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $9.00 commencing on the date of a Business Combination and expiring on the fifth anniversary from such date, and each Class B Warrant entitles the holder to purchase one Unit at an exercise price of $0.125 commencing on the date of a Business Combination and expiring on the first anniversary from such date. The Class A Warrants and Class B Warrants are redeemable, each as a class, in whole and not in part, at a price of $.05 per warrant upon 30 days notice at any time provided that the Company has consummated a Business Combination and the last sale price of the common stock on all ten trading days ending on the day immediately prior to the day on which the Company gives notice of redemption, has been $11.00 or higher.

4.   Investments

     A substantial portion of the assets of the Company are invested in U.S. Treasury Bonds having maturities up to one year. Aggregate market value of these securities as of September 30, 1996, totaled approximately $7,899,000. These securities, in addition to the restricted cash as shown on the balance sheet, are held in an escrow account with a bank. The ultimate use of these funds are restricted as described in Note 2.

5.   Stockholders' Equity

(a)  Private Placement

     In January 1996, the Company completed a private offering to a limited group of investors which consisted, in aggregate, of $100,000 in unsecured promissory notes bearing interest at 8% per annum. The notes were repaid on the consummation of the Company's Offering together with accrued interest totaling $3,533. In addition, the Company also issued to the private placement investors 15,000 shares of common stock for $7,500. The notes were discounted $37,500 for financial statement reporting purposes as a result of the fair value attributed to the common stock issued to the private placement shareholders. The effective rate on the notes was approximately 45%.

(b)  Preferred Stock

     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

     The Company has outstanding 110 shares of Series A preferred stock which is owned by CDIJ Capital Partners, L.P., an indirect affiliate of Bright Licensing Corp. The purchase price for such shares was $11,000 in the aggregate, which was paid simultaneously with the consummation of the Offering. The Series A preferred stock are non-voting and are each convertible into 1,000 shares of common stock for a period of one year following the consummation of a Business Combination. In the event that a Business Combination does not occur within 18-months from the effective date, or 24-months from the effective date if the extension criteria are satisfied, the Series A preferred stock will be redeemed by the Company at its original cost basis.

(c) Options

     The Company has granted options to purchase 100,000 Units to Cranbrooke Corporation, a Delaware corporation which is affiliated with two officers of the Company. The option is exercisable for a period of three years from the date of a Business Combination at an exercise price of $12.50 per Unit. The option is fully vested; however, the options will be canceled if Mr. Kramer and Mr. Remley cease to serve as directors or executive officers of the Company prior to the Business Combination. The shares issuable upon exercise of the options and underlying warrants may not be sold or otherwise transferred for 120 days subsequent to the first Business Combination.


6.   Commitments

     On September 6, 1996, the Company entered into an agreement with Ladenburg, Thalmann & Co., Inc. ("Ladenburg") to assist the Company as its exclusive financial advisor in connection with its acquisition targeting activities. The Company will pay the monthly sum of $3,500 to Ladenburg as a retainer for these services through the life of this agreement which expires on January 8, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has commenced activities associated with performing due diligence and structuring activities on potential acquisition target companies. However, the Company has been unsuccessful thus far in locating a viable transaction for shareholder approval. Results for the period to September 30, 1996, consisted of investment income earned from Treasury bonds held in escrow less expenses associated with general and administrative overheads and due diligence activities.


                           PART II - OTHER INFORMATION


ITEM 1:  Legal Proceedings

         None


ITEM 2: Changes in Securities

         None


ITEM 3:  Defaults Upon Senior Securities

         None


ITEM 4:  Submission of Matters to a Vote of Security Holders

         None


ITEM 5:  Other Information

         None


ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                  Exhibit 27:  Financial Data Schedule for the
                  Quarterly Form  10-Q

         (b) Reports on Form 8-K: Referenced to filing of Form 8-K dated as of July 12, 1996

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ORION ACQUISITION CORP. II



Dated: November 14, 1996                   By:      /s/William L. Remley
                                                    William L. Remley
                                                    President & Treasurer