Form 10KSB
period 1996-12-31
ORION ACQUISITION CORP II
filed 1997-03-31
CIK 1011835

_______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Period from:  October 19, 1995 (Inception) to December 31, 1996
Commission File Number 000-20837

                           Orion Acquisition Corp. II
             (Exact name of registrant as specified in its charter)

                  Delaware                   13-3863260
          (State of Incorporation) (I.R.S. Employer Identification No.)

                            1430 Broadway, 13th Floor
                            New York, New York           10018
               (Address of principal executive office) (Zip code)

       Registrant's telephone number, including area code: (212) 391-1392

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
                Redeemable Class A Common Stock Purchase Warrants
                    Redeemable Class B Unit Purchase Warrants
                                      Units

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                  YES X                     NO
                      ---                   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  YES X                     NO
                      ---                   ---

     As of March 27, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $7,250,000.

     As of March 27, 1997, there were 890,000 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

_______________________________________________________________________________

                                     PART I

ITEM 1.    BUSINESS

General

     Orion Acquisition Corp. II ("Orion II" or the "Company") is a "blank check" or "blind pool" company, formed on October 19, 1995, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business").

     The Company is seeking to acquire a Target Business primarily located in the United States or abroad and its efforts will not be limited to a particular industry. In seeking a Target Business, the Company will consider without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: health care and health products, educational services, environmental services, consumer-related products and services (including amusement and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) are engaged in wholesale or retail distribution. The Company will not acquire a Target Business unless the fair market value of such business, as determined by the Company based upon standards generally accepted by the financial community, including revenues, earnings, cash flow and book value (the "Fair Market Value"), is at least 80% of the net assets of the Company at the time of the consummation of a Business Combination (the "Fair Market Value Test"). If the Company determines that the financial statements of a proposed Target Business do not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm which is a member of the National Association of Securities Dealers, Inc. (the "NASD") with respect to the satisfaction of such criteria. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, in all likelihood, as a result of its limited resources, the Company will have the ability to effect only a single Business Combination. To date, the Company has not entered into any binding agreements to effect a Business Combination. The Company does not intend to register as a broker-dealer, merge with, or acquire a registered broker-dealer, or otherwise become a member of the NASD.

     The Company has engaged Ladenburg, Thalmann & Co., Inc. ("Ladenburg") an investment banking firm and a member of the New York Stock Exchange, Inc. and the NASD, to assist in identifying, evaluating, structuring and negotiating a Business Combination.

     On July 9, 1996 (the "Closing Date") the Company consummated its initial public offering (the "Offering"). The Company sold 800,000 units ("Units") and 320,000 Class B redeemable common stock purchase warrants ("Class B Warrant") in the Offering. H.J. Meyers & Co., Inc. ("H.J. Meyers") and Northeast Securities, Inc. ("Northeast") are the representatives (the "Representatives"), severally but not jointly, of the several underwriters. Subsequently, on August 5, 1996, the underwriters exercised their overallotment option to purchase 38,100 Class B Warrants. Each Unit consists of one share of the Company's common stock and one Class A redeemable common stock purchase warrant ("Class A Warrant"). Each Class A Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $9.00 commencing on the date of a Business Combination and expiring on the fifth anniversary from such date, and each Class B Warrant entitles the holder to purchase one Unit at an exercise price of $0.125 commencing on the date of a Business Combination and expiring on the first anniversary from such date. The Class A Warrants and Class B Warrants are redeemable, each as a class, in whole and not in part, at a price of $0.05 per warrant upon 30 days' notice at any time provided that the Company has consummated a Business Combination and the last sale price of the common stock on all ten trading days ending on the day immediately prior to the day on which the Company gives notice of redemption, has been $11.00 or higher.

     After the Offering and the exercise of the overallotment, the Registrant received net proceeds of approximately $8,700,000 (the "Net Proceeds"), after giving effect to the payment of all underwriter discounts, the underwriters' non-accountable expenses allowance and offering expenses. Pursuant to the terms of the Offering, $8 million of the Net Proceeds, representing an amount equal to the gross proceeds from the sale of the Units, was placed in escrow with The Chase Manhattan Bank, N.A. (the "Proceeds Escrow Agent"), subject to release upon the earlier of written notification by the Company to the Proceeds Escrow Agent (i) of the Company's completion of a transaction or a series of transactions in which at least 50% of the gross proceeds from the Offering are committed to a specific line of business as a result of a Business Combination (including any redemption payments) or (ii) to distribute the escrowed proceeds in connection with a liquidation of the Company, to the holders of common stock purchased as part of the Units sold in the Offering or in the open market thereafter. The Company will notify the NASD prior to the release of funds from the escrow account. The escrowed Net Proceeds have been invested primarily in United States treasury bills.

     The Company's executive office is located at 1430 Broadway, 13th Floor, New York, New York 10018 and its telephone number is (212) 391-1392.

Selection of a Target Business and Structuring of a Business Combination

     Management of the Company will have substantial flexibility in identifying and selecting a prospective Target Business. However, the Company's flexibility is limited to the extent that it must satisfy the Fair Market Value Test. If the Company determines that the financial statements of a proposed Target Business do not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm (which is a member of the NASD) with respect to the satisfaction of such criteria. As a result, investors are almost entirely dependent on the judgment of management in connection with the selection of a Target Business. In evaluating a prospective Target Business, management will consider, among other factors, the following:
(i) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target Business; (iii) growth potential of the Target Business; (iv) experience and skill of management and availability of additional personnel of the Target Business; (v) capital requirements of the Target Business; (vi) competitive position of the Target Business; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business, product or services; (ix) proprietary features and degree of intellectual property or other protection of the Target Business; (x) the financial statements of the Target Business; and (xi) the regulatory environment in which the Target Business operates.

     The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular Target Business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with the Company's business objectives. In connection with its evaluation of a prospective Target Business, management, with the assistance of Ladenburg, anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to the Company.

     The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. The Company's current executive officers and its directors intend to devote only a small portion of their time to the affairs of the Company and, accordingly, consummation of a Business Combination may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, each officer and director of the Company will devote such time as they deem reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target Business or is engaged in active negotiation of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination.

     The Company anticipates that various prospective Target Businesses will be brought to its attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, the Company's executive officers, directors and their affiliates. The Company may also engage the services of professional firms, such as Ladenburg, that specialize in finding business acquisitions, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to officers or directors of the Company or any entity with which they are affiliated for such service. Moreover, in no event shall the Company issue any of its securities to any officer, director or promoter of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Target Business.

     As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of Business Combinations. The Company will evaluate the possible tax consequences of any prospective Business
Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to the Company, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or any relevant state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

     The Company may utilize cash derived from the Net Proceeds of the Offering, equity securities, debt securities or bank or other borrowings or a combination thereof as consideration in effecting a Business Combination. Although the Company's Board of Directors will have the power to issue any or all of the authorized but unissued shares of Common Stock following the consummation of the Offering, the Company has agreed that, until January 2, 1998, or July 2, 1998 if the Extension Criteria (see below) have been satisfied, it will not issue (other than pursuant to the Offering) any securities or grant options or warrants to purchase any securities of the Company without the consent of the Representatives, except in connection with effecting a Business Combination. Although the Company has no commitments to date to issue any shares of Common Stock or options or warrants other than as described in the Prospectus, the Company will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a Business Combination. To the extent that such additional shares are issued, dilution to the interests of the Company's stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carryforwards, if any.

     There currently are no limitations on the Company's ability to borrow funds to effect a Business Combination. However, the Company's limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on the Company's financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

Stockholder Approval of Business Combinations

     The Company, prior to the consummation of any Business Combination, will submit such transaction to the Company's stockholders for their approval, even if the nature of the Business Combination is such as would not ordinarily require stockholder approval under applicable state law. In connection with such request, the Company intends to provide stockholders with complete disclosure documentation in accordance with the proxy solicitation regulations under the Securities Exchange Act of 1934, including audited financial statements, concerning a Target Business. All of the Company's stockholders immediately prior to the Closing Date of the Offering ("Founders' Shares"), including all directors and the Company's executive officers, have agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company ("non-affiliated public stockholders") with respect to any such Business Combination. A Business Combination will not be consummated unless approved by a vote of two-thirds of the shares of Common Stock voted by the stockholders (in person or by proxy). In addition, the Delaware General Corporation Law requires approval of certain mergers and consolidations by a majority of the outstanding stock entitled to vote. Holders of Warrants who otherwise do not own any shares of Common Stock will not be entitled to vote on any Business Combination.

Redemption Rights

     At the time the Company seeks stockholder approval of any potential Business Combination, the Company will offer (the "Redemption Offer") to each of the non-affiliated public stockholders of the Company the right, for a specified period of time of not less than 20 calendar days, to redeem his shares of Common Stock at a price equal to the Liquidation Value (as defined below) of such shares as of the record date established for determining the stockholders entitled to vote with respect to the approval of a Business Combination (the "Record Date"). The Redemption Offer will be described in the disclosure documentation relating to the proposed Business Combination. The "Liquidation Value" for each share of Common Stock will be determined as of the Record Date by dividing (A) the greater of (i) the Company's net worth as reflected in the Company's then current financial statements as audited by the Company's independent accountants, or (ii) the amount of the proceeds of the Company in the escrow account (including interest earned thereon) by (B) the number of shares held by non-affiliated public stockholders. In connection with the Redemption Offer, if non-affiliated public stockholders holding 20% or less of the shares of Common Stock elect to redeem their shares, the Company may, but will not be required to, proceed with such Business Combination and, if the company elects to so proceed, will redeem such shares at their Liquidation Value as of the Record Date. In any case, if non-affiliated public stockholders holding more than 20% of the Common Stock elect to redeem their shares, the Company will not proceed with such potential Business Combination and will not redeem such shares. Founders' Shares and holders of Warrants will only be allowed to participate in a Redemption Offer if they otherwise own shares of Common Stock.

Escrow of Outstanding Shares

     Pursuant to the terms of the Offering, all of the shares of Common Stock and Series A Preferred Stock of the Company outstanding immediately prior to the Closing Date of the Offering were placed in escrow with Campbell & Fleming, P.C. (the "Share Escrow Agent"), until the earlier of (i) the occurrence of the consummation of the first Business Combination, (ii) January 2, 1998, or (iii) July 2, 1998 if, prior to January 2, 1998, the Company has become a party to a letter of intent or a definitive agreement to effect a Business Combination (the "Extension Criteria"), in which case the January 2, 1998 deadline will be extended to July 2, 1998. During the escrow period, the holders of escrowed shares of Common Stock will not be able to sell or otherwise transfer their respective shares of Common Stock (with the exceptions described below), but will retain all other rights as stockholders of the Company, including, without limitation, the right to vote escrowed shares of Common Stock, subject to their agreement to vote their shares in accordance with a vote of a majority of the non-affiliated public stockholders with respect to a consummation of a Business Combination or liquidation proposal, but excluding the right to request the redemption of escrowed shares pursuant to a Redemption Offer. Subject to compliance with applicable securities laws, any such holder may transfer his, her, or its Stock held in escrow to a family member or to trust established for the benefit of himself, herself, or a family member or to another affiliated entity (with the consent of the Representatives which will not be unreasonably withheld) or, in the event of the holder's death by will or operation of law or in the case of dissolution or merger, provided that any such transferee must agree as a condition to such transfer to be bound by the restrictions on transfer applicable to the original holder and, in the case of present stockholders other than the holders of the 15,000 shares of Common Stock sold in a private placement in January, 1996, the transferor (except in the case of death) or successor will continue to be deemed the beneficial owner (as defined in Regulation 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of such transferred shares.

     Each of the executive officers and the other directors of the Company has agreed to surrender his shares to the Company at the purchase price at which such shares were acquired ($.10 per share) if he resigns prior to the occurrence of the consummation of the first Business Combination.

Possible Liquidation of the Company if no Business Combination

     If the Company does not effect a Business Combination by January 2, 1998, or July 2, 1998, if the Extension Criteria have been satisfied, the Company will submit for stockholder consideration a proposal to liquidate the Company and distribute to the then holders of Common Stock acquired as part of the Units sold in the Offering or in the open market thereafter, the amounts in the interest bearing escrow account maintained by the Proceeds Escrow Agent. Thereafter, all remaining assets available for distribution will be distributed to all holders of the Company's Common Stock after payment of liabilities and after redemption of the Company's outstanding Series A Preferred Stock at its liquidation value, $11,000. Since the proceeds to the Company from the sale of the Class B Warrants were, or will continue to be used to (i) repay indebtedness existing at the date of the Offering, (ii) to pay the balance of a $100,000 license fee, or $90,000, due to Bright Licensing Corp. ("Bright") pursuant to a license agreement executed by Bright and the Company and to cover all other expenses incurred by the Company in the Offering, including the underwriters' discounts and the representatives' non-accountable expense allowance, and (iii) to fund the Company's ongoing operating expenses, including investment banking fees and the costs of business, legal and accounting due diligence on prospective Target Businesses, until the consummation of a Business Combination, the amount per share remaining for distribution, in the event of a liquidation of the Company, to the holders of Common Stock acquired as part of the Units sold in the Offering or in the open market thereafter, and exclusive of any income earned on the proceeds held in the escrow account maintained by the Proceeds Escrow Agent, will be approximately equal to the $10.00 initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants included in the Units offered thereby). All Founders' Shares, including the Company's executive officers and other directors, will be required to vote their shares of Common Stock in accordance with the vote of the majority of all non-affiliated public stockholders of the Company with respect to any liquidation proposal. Holders of Warrants, however, will only be entitled to vote on any liquidation proposal, and allowed to participate in any liquidation distribution, if they purchased shares of Common Stock in the Offering or on the open market thereafter, but only as to any shares of Common Stock so purchased. In addition, the Founders' Shares, including officers and directors, will not participate in any liquidation distribution with respect to the shares of Common Stock owned by them.

Competition

     The Company encounters intense competition from other entities having business objectives similar to those of the Company. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be limited in comparison to those of many of its competitors. This inherent competitive limitation may compel the Company to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit the Company to achieve its stated business objectives.

     In the event that the Company succeeds in effecting a Business Combination, the Company will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of a Business Combination, the Company will have the resources to compete in the industry of the Target Business effectively, especially to the extent that the Target Business is in a high-growth industry.

Employees

     The Company at December 31, 1996, employed Mr. Richard L. Kramer, Mr. William L. Remley, and Mr. Richard C. Hoffman on a part-time basis. Such persons serve as officers and directors without compensation at least until completion of a Business Combination. Mr. Hoffman received fees for legal services rendered to the Company during 1996 totaling approximately $67,975, of which $48,193 was attributable to the Offering.

ITEM 2.           DESCRIPTION OF PROPERTIES

     The Company, pursuant to an oral agreement, utilizes the offices of Mentmore Holdings Corporation ("Mentmore"), a Delaware corporation of which Mr. Kramer, the Company's Chairman of the Board and Mr. Remley, the Company's President and CEO, are respectively Chairman of the Board and President.
Mentmore is affiliated with Cranbrooke Corporation, a stockholder of the Company. Mentmore has agreed that, until the acquisition of a target business by the Company, it will make such office space and secretarial services available to the Company, as may be required by the Company from time to time at the rate of $2,500 per month, commencing July 10, 1996. Management is unaware of any circumstances under which the Company's utilization of the offices, through management's own initiative may be changed.

     The Company believes that this facility is well maintained and adequate to meet its needs in the foreseeable future pending the consummation of a Business Combination.

ITEM 3.           LEGAL PROCEEDINGS

     At this time, the Company is not involved in any pending or threatened legal proceedings involving it or any of its assets.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise since the date of the Offering.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since July 9, 1996, the Company's Units, Common Stock, Class A Warrants and Class B Warrants have been quoted on the OTC Bulletin Board under the symbols "MTMRU", "MTMR", "MTMRW" and "MTMRZ", respectively.

     The following table sets forth the quarterly high and low bid prices for the securities of the Company set forth above for the periods indicated below. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions.


Common Stock                                              High                                Low
------------                                              ----                                ---

1996
----
July 9 through September 30                           $  9.125                             $8.875
October 1 through December 31                           10.000                              9.000

Class A Warrants                                          High                                Low
----------------                                          ----                                ---

1996
----
July 9 through September 30                           $  1.125                             $0.675
October 1 through December 31                            0.675                              0.500

Class B Warrants                                          High                                Low
----------------                                          ----                                ---

1996
----

July 9 through September 30                           $  6.000                             $4.750
October 1 through December 31                            5.000                              3.000

Units                                                     High                                Low
-----                                                     ----                                ---

1996
----

July 9 through September 30                            $10.125                             $9.125
October 1 through December 31                           10.125                              9.125


     On March 27, 1997, there were 11, 25, 5, and 7 holders of record of the Company's Units, Common Stock, Class A Warrants and Class B Warrants, respectively. Since certain of the shares of Common Stock are held in street name, it is believed that there are substantial additional beneficial holders of the Company's Common Stock.

     The Company has paid no dividends on its shares of Common Stock since its organization on October 19, 1995. The Company does not expect to pay any dividends prior to the consummation of a Business Combination and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

ITEM 6.           SELECTED FINANCIAL DATA

     The selected financial information for the year ended December 31, 1996 and for the period from October 19, 1995 (Date of Inception) to December 31, 1996 is derived from the financial statements of the Company which have been audited by BDO Seidman, LLP, the Company's independent auditors. This information should be read in conjunction with the financial statements and related notes and other financial information include herein.




                                                                                                Period
                                                                                               from Inception
                                                             Year ended                     (October 19, 1995)
                                                             December 31,                          through
                                                                1996                         December 31, 1996
                                                                ----                         ------------------

Statement of Operations Data:

Interest income................                           $     222,444                          $     222,444

General and administrative
     expenses..................                                 (82,172)                               (82,172)

Interest expense...............                                 (57,694)                               (57,694)

Provision for taxes............                                 (39,927)                               (39,927)
                                                          --------------                         --------------

Net income ....................                           $      42,651                          $      42,651
                                                          ==============                          =============

Earnings per share.............                           $        0.09

Weighted average common shares
outstanding....................                                 466,313


                                                                   1996
                                                                   ----
Balance Sheet Data:

     Total assets                                         $    8,839,453

     Total liabilities                                            55,397

     Earnings accumulated during
       development stage                                             533

     Common stock subject to possible
       redemption at conversion value                          1,642,118

     Stockholders' equity                                      7,141,938



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a development stage company, and to date its efforts have been limited to organizational activities, consummating the Offering and seeking a Business Combination. The Company has not yet consummated a Business Combination. Accordingly, the Company will not achieve any operating revenues (other than investment income) until, at the earliest, the consummation of a Business Combination.

     The Company has used, and will continue to use the net proceeds of the Offering, excluding the escrow account funds, together with the income and interest earned thereon, principally in connection with effecting a Business Combination, including selecting and evaluating potential Target Businesses and structuring and consummating a Business Combination (including possible payment of finder's fees or other compensation to persons or entities which provide assistance or services to the Company). The Company does not have discretionary access to the income on the monies in the escrow account and stockholders of the Company will not receive any distribution of the income (except in connection with a liquidation of the Company) or have any ability to direct the use or distribution of such income. Thus, such income will cause the amount in escrow to increase. The Company cannot use the escrowed amounts to pay the costs of evaluating potential Business Combinations and will continue to use the proceeds from the sale of the Class B Warrants in the Offering to cover all the expenses incurred by the Company in the Offering, to pay Proceeds Escrow Agent, and to pay the costs of evaluating potential Business Combinations, including investment banking fees and the costs of business, legal and accounting due diligence on prospective Target Businesses. In addition, such funds will be used for the general and administrative expenses of the Company, including legal and accounting fees and administrative support expenses in connection with the Company's reporting obligations to the Securities & Exchange Commission. The Company does not anticipate such fees and administrative expenses will exceed $100,000 per year.

     The Company also has retained Ladenburg, Thalmann & Co., Inc. ("Ladenburg"), for the 16 month period commencing as of September 8, 1996 (the "Engagement Period"), to aid in structuring and negotiating Business Combinations. Ladenburg has been and will continue to be paid an engagement fee of $3,500 per month during the Engagement Period, with maximum compensation payable thereunder to Ladenburg limited to $56,000 for such 16 month period, or $77,000 if the Extension Criteria are satisfied and the agreement with Ladenburg is extended for the full six months.

     If requested by the Company, and assuming no conflict of interest, Ladenburg also will be retained by the Company to render a fairness opinion in connection with the consummation of a Business Combination in consideration of a fee of $50,000. If Ladenburg identifies the Target Business with which the Company effects a Business Combination and the transaction is consummated, it will receive additional compensation from the Company, the amount and form of which will be subject to good faith negotiations between management of the Company and Ladenburg at the time of the introduction of the Target Business to the Company. Management has not yet determined the criteria to be used in determining the amount of the additional compensation to be payable to Ladenburg or whether a maximum dollar amount will be set. The Company will not issue its shares in lieu of cash.

     As a result of the Offering, the Company has sufficient available funds, assuming that a Business Combination is not consummated, to operate until at least July 2, 1998. To the extent that Common Stock is used as consideration to effect a Business Combination, the balance of the Net Proceeds of the Offering not theretofore expended will be used to finance the operations of the Target Business. The Company has not incurred any debt in connection with its organizational activities. No cash compensation will be paid to any officer or director until after the consummation of the first Business Combination, except that Mr. Hoffman has been and will continue to be paid for legal services actually rendered to the Company. Since the role of present management after a Business Combination is uncertain, the Company has no ability to determine what remuneration, if any, will be paid to such persons after a Business Combination.

     The net proceeds from the sale of the Class B Warrants in the Offering not immediately required for the purposes set forth above have been invested in general debt obligations of the United States Government or other high-quality, short-term interest-bearing investments.

     In the event that the Company does not effect a Business Combination by January 2, 1998 or July 2, 1998 if the Extension Criteria has been satisfied, the Company will submit for stockholder consideration a proposal to liquidate the Company and distribute to the then holders of Common Stock acquired as part of the Units sold in the Offering or in the open market thereafter, the amount held in the escrow account maintained by the Proceeds Escrow Agent. Thereafter, all remaining assets available for distribution will be distributed to all holders of the Company's Common Stock after payment of liabilities and after appropriate provision has been made for the payment of liquidation distributions upon each class of stock, if any, having preference over the Common Stock. To the extent that a Business Combination is not effected in the time allowed and the Company's stockholders determine not to liquidate the Company, the Company believes that income from the escrow account, together with the net proceeds from the sale of the Class B Warrants in the Offering and the interest income derived from the investment of these net proceeds during such period, may be sufficient to defray continuing expenses, including costs relating to compliance with securities laws and regulations, for a period of several additional years until the Company consummates a Business Combination. Since all stockholders of the Company immediately prior to the Closing Date of the Offering have agreed to waive their respective rights to participate in a liquidation distribution occurring prior to the first Business Combination, all of the assets of the Company, including any income and interest earned on the proceeds of the Offering, which may be distributed upon such liquidation would be distributed to the owners of the Common Stock issued as part of the Units in the Offering or in the open market thereafter.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data listed in Item 14(a)(1) and
(2) are included in this report beginning on page F-1.


ITEM 9.           DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE

                  None.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

         The current directors and officers of the Company are as follows:


                  Name                               Age                               Position

         Richard L. Kramer                           47                         Chairman of the Board
         William L. Remley                           46                President, Treasurer, Director
         Richard C. Hoffman                          49                           Secretary, Director
         Robert D. Frankel                           48                                      Director
         J. Thomas Chess                             57                                      Director


Management

     Richard L. Kramer is an experienced investor and financial advisor who has been closely involved with the acquisition, financing, and reorganization of many public and private companies. He has been Chairman of the Board, cofounder, and principal owner of Republic Properties Corporation, one of the nation's largest commercial developers, since 1990. Mr. Kramer has also been Chairman of the Board of each of Texfi Industries, Inc., a New York Stock Exchange listed textile and apparel manufacturer since 1994; of Weldotron Corporation, a publicly traded (OTCBB) manufacturer of packaging machinery and safety controls since 1994; of CPT Holdings, Inc., a publicly traded (OTCBB) steel fabrication company since 1992; of Sunderland Industrial Holdings Corporation, a private holding company with various industrial manufacturing businesses engaged in custom plastic injection molding since 1989, of Precise Technology, Inc., a private plastic custom injection molder since 1990, and of Mentmore Holdings Corporation, a private management and financial services company since 1991. Mr. Kramer was also a partner and principal of Western Development Corporation, a national shopping center developer, from 1980 through 1992.

     William L. Remley has been actively engaged in the analysis, acquisition and management of a variety of industrial manufacturing companies for the past five years. Since 1992, he has served as President and Director of CPT Holdings, Inc., a publicly-traded steel fabrication company. Since 1989, Mr. Remley has served as a director and President of Sunderland Industrial Holdings Corporation, a private holding company with various industrial manufacturing businesses engaged in custom plastic injection molding. Mr. Remley has also been Vice Chairman and Chief Executive Officer of Weldotron Corporation, a publicly traded (OTCBB) manufacturer of packaging machinery and safety controls since 1994; Vice Chairman and Chief Executive Officer of Texfi Industries, Inc., a New York Stock Exchange listed textile and apparel manufacturer since 1994, a Director and Vice Chairman of Precise Technology, Inc., a plastic custom injection molder since 1990, and a Director and President of Mentmore Holdings Corporation since 1991. Mr. Remley is also a principal in several private investment funds.

     Richard C. Hoffman has been Vice President and General Counsel of Mentmore Holdings Corporation since January 1995. He has also been President of InterUrban Management, Inc., a real estate brokerage and management company in Dallas, Texas since September 1991. Mr. Hoffman was formerly a partner in the Dallas law firm of Freytag, LaForce, Rubinstein & Teofan and its successor entities from 1985 to 1992, and served as Senior Real Estate Counsel for the Continental Illinois National Bank in Chicago from 1978 to 1985. Mr. Hoffman has also been a Director of Weldotron Corporation, a publicly traded (OTCBB) manufacturer of packaging machinery and safety controls since 1994. Mr. Hoffman is a Phi Beta Kappa graduate of the University of Wisconsin (Madison), and received his law degree from Harvard Law School in 1972.

     Robert D. Frankel is a senior research and development executive with more than 15 years of experience. Dr. Frankel has been the Chairman of the Board and Executive Vice President for Research and Development for SIOS, Inc. since 1994. He was the Vice President for Development and a Project Manager at Hampshire Instruments from 1983 to 1993. Dr. Frankel was also a scientist at the University of Rochester Laboratory for Laser Energetics from 1979 to 1983. Dr. Frankel is a graduate of the State University of New York at Buffalo with a degree in Electrical Engineering, and received his Ph.D. in Physiology from the State University of New York at Buffalo Medical School.

     J. Thomas Chess has practiced dentistry since 1964, and has been actively involved with dental implants for 26 years. He has acted as a consultant to several companies specializing in lasers and dental implants. Dr. Chess has been a director of the Southwest Products Company since 1991, and was formerly a director of The Dentist Company, the "for profit" company of the California Dental Association, serving for one year of his six year tenure as Chairman of the Board. Dr. Chess is a graduate of Bowdoin College and received his D.D.S. from the Southern California School of Dentistry.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board of Directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company has not entered into any employment agreements or other understandings with its directors or executive officers concerning compensation. No cash compensation is or will be paid to any officer or director in their capacities as such until after the consummation of the first Business Combination, except to Mr. Hoffman for legal services actually rendered to the Company. Since the role of present management after the consummation of a Business Combination is uncertain, the Company has no ability to determine what remuneration, if any, will be paid to such persons after the consummation of a Business Combination.

     No family relationships exist among any of the named directors or the Company's officers. No arrangement or understanding exists between any such director or officer and any other person pursuant to which any director or officer was elected as a director or officer of the Company, except that Robert
D. Frankel and J. Thomas Chess are designees of H.J. Meyers, an underwriter of the Offering.

     There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors of the Company are acting on behalf of, or will act at the direction of, any other person.

     The holder of the Company's outstanding Series A Preferred Stock is CDIJ, an indirect affiliate of Bright, a private company which owns and licensed to the Company, for the purpose of marketing the Offering, the servicemarks SMA2RT (Servicemark) and Specialized Merger and Acquisition Allocated Risk Transaction(servicemark).

     Other than as set forth in this Form 10-KSB, no other relationships exist between and among management stockholders and non-management stockholders. Moreover, there are no arrangements, agreements or understandings between non-management stockholders and management under which non-management stockholders may directly or indirectly participate in or influence the management of the Company's affairs. The Company has no knowledge of whether or not non-management stockholders will exercise their voting right to continue to elect the current directors to the Company's board.


ITEM 11. EXECUTIVE COMPENSATION

     No cash compensation will be paid or accrued for any officer or director in their capacities as such until after the consummation of the first Business Combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 27, 1997 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known to be the owner of more than 5% of the outstanding shares of Common Stock,
(ii) each director, and (iii) all executive officers and directors as a group.



                                                       Amount and
                                                       Nature of
                                                       Beneficial                    Percentage of Outstanding
     Name or Group(1)                                  Ownership (2)                    Shares of Common Stock

Cranbrooke Corporation (4).........................            50,000    (3)                   5.6%
Richard L. Kramer..................................                 0                          0.0%
William L. Remley (4)..............................            50,000    (3)                   5.6%
Richard C. Hoffman.................................                 0                          0.0%
Robert D. Frankel..................................            10,688                          1.2%
J. Thomas Chess....................................            10,582                          1.2%
Shufro, Rose & Ehrman..............................           284,250                         31.9%
All executive officers and directors as a group
        (five persons).............................            71,250    (3)                   8.0%


(1) Each individual listed, except Shufro, Rose & Ehrman, has an address in care of the Company. The address for Cranbrooke Corporation is 1430 Broadway, 13th Floor, New York, New York 10018, Attention: President. The address for Shufro, Rose & Ehrman is 745 Fifth Avenue, New York, New York 10151-2600.

(2) Unless otherwise noted, the Company believes that each person named in the table has sole voting and investment power with respect to all shares of Common Stock beneficially owned by him or it.

(3) Excludes options to purchase 100,000 Units at $12.50 each, identical to the Units issued in the Offering, held by Cranbrooke Corporation. See Item 13. Certain Relationships and Related Transactions.

(4) William L. Remley, a Director and President of the Company is the President and a Director of Cranbrooke, the owner of 40,000 shares of Common Stock of the Company, as to which stock he disclaims beneficial ownership.


     The owners of the Founders' Shares have their Common Stock placed in escrow until the earlier of (i) the consummation of the first Business Combination, or
(ii) 18 months from the date of the Offering, subject to extension to 24 months from the date of the Offering if the Extension Criteria have been satisfied. During such period, such stockholders are not able to sell or otherwise transfer their respective shares of Common Stock (with certain exceptions), but will retain all other rights as stockholders of the Company, including, without limitation, the right to vote such shares of Common Stock (subject to their agreement to vote their shares in accordance with the vote of a majority of the shares voted by non-affiliated public stockholders with respect to the consummation of a Business Combination or liquidation proposal) but excluding the right to request the redemption of escrowed shares pursuant to a Redemption Offer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1995, the Company issued 40,000 shares of Common Stock to Cranbrooke Corporation, a Delaware corporation which is affiliated with Richard
L. Kramer and William L. Remley, directors and officers of the Company, 5,000 shares of Common Stock to Robert D. Frankel, a director of the Company and 5,000 shares of Common Stock to J. Thomas Chess, a director of the Company, for a purchase price of $.10 per share. In January 1996, the Company issued the 15,000 Placement Shares to three accredited investors (including Messrs. Frankel and Chess) at a purchase price of $0.50 per share (before deducting offering expenses). These three investors also loaned $100,000 to the Company, which amount was repaid out of the proceeds of the Offering. In June 1996, a founding shareholder sold 10,000 shares of Common Stock to Cranbrooke Corporation at their original cost of $0.10 per share.

     The Company has entered into an oral agreement with Mentmore Holdings Corporation, a Delaware corporation which is affiliated with Richard L. Kramer and William L. Remley, to lease office space and to be provided with secretarial and office services, which commenced upon the closing of the Offering. The Company will pay $2,500 per month to Mentmore for rent and such services. Management believes that these terms compare favorably to any arrangement which might be made with an unaffiliated party. See "Item 2. Description of Properties."

     In October 1995, Bright's predecessor granted the Company a non-exclusive license to use, for the sole purpose of the Offering, Bright's SMA2RT(Servicemark)and Specialized Merger and Acquisition Allocated Risk Transaction (Servicemark)servicemarks. In consideration of Bright granting the non-exclusive license to the Company, the Company paid a total of $100,000.00 to Bright. The value paid by the Company was negotiated at arm's length, although no objective criteria were used to measure the value of the license. One important consideration, however, is that Bright previously licensed the SMA2RT(Servicemark) name and structure to Initial Acquisition Corp., which successfully completed an initial public offering in May, 1995.

     CDIJ, an indirect affiliate of Bright, is the holder of the Company's outstanding 110 shares of Series A Preferred Stock, which it purchased for $11,000, and 1,000 shares of Common Stock, which it purchased for $.10 per share. CDIJ paid cash for the Common Stock and issued a promissory note at an interest rate of 8% for the Series A Preferred Stock, which was satisfied simultaneously with the closing of the Offering.

     The purchase prices for all Common Stock and Preferred Stock sold by the Company prior to the date of the closing of the Offering were established by negotiations between the Board of Directors and the various investors.

     The Company granted an option to purchase 100,000 Units to Cranbrooke Corporation, a Delaware corporation which is affiliated with Mr. Kramer and Mr. Remley. The Units are identical to those which were sold pursuant to the Offering and each consists of one share of Common Stock and one Class A Warrant to purchase one share of Common Stock at a price of $9.00 per share. The option is exercisable for a period of three years from the date of a Business Combination at an exercise price of $12.50 per Unit. The option is fully vested; however, the options will be canceled if Messrs. Kramer and Remley cease to serve as directors or executive officers of the Company prior to the first
Business Combination. The shares issuable upon exercise of the options and underlying warrants may not be sold or otherwise transferred until 120 days after the first Business Combination.

     Richard C. Hoffman, Secretary and a director of the Company, acts as general counsel to the Company. The Company utilizes Richard C. Hoffman, P.C., a law firm of which Mr. Hoffman is sole shareholder, for legal services in connection with Company activities. Fees paid by the Company for these services totaled approximately $67,975 through December 31, 1996 of which $48,193 was attributable to the Offering.

     The Company will require that any future transactions between the Company and its officers, directors, principal stockholders and the affiliates of the foregoing persons be on terms no less favorable to the Company than could reasonably be obtained in arm's length transactions with independent third parties and that any such transactions also be approved by a majority of the Company's directors disinterested in the transaction. Management of the Company has not yet ascertained the amount of remuneration that will be payable to the Company's officers and directors following completion of a Business Combination.

     Mr. Kramer, Mr. Remley and the other directors of the Company and Bright may be deemed to be "promoters" of the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

         (a)      The following are filed as a part of this report.

         (1)      Financial Statements
                  --------------------

                                                                           Page



Report of Independent Certified Public Accountants..........................F-2

Statements of Operations for the Year Ended December 31, 1996
     and Period October 19, 1995 (Date of inception) to December 31, 1996...F-3

Balance Sheet - December 31, 1996...........................................F-4

Statements of Stockholders' Equity and Common Stock Subject to
     Possible Redemption,
     October 19, 1995 (Date of inception) to
     December 31, 1996......................................................F-5

Statements of Cash Flows for the Year Ended December 31, 1996
     and Period October 19, 1995 (Date of inception) to December 31, 1996...F-6

Notes to Financial Statements........................................F-7 - F-10

         (2)      Financial Statement Schedules
                  ------------------------------
                  None.

         (3)      Exhibits
                  --------

Exhibit No.                    Description
-----------                    ------------

3.1 Amended and Restated Certificate of Incorporation of the Registrant [incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-3252) filed on April 5, 1996].

3.2 By-laws of the Registrant [incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-3252) filed on April 5, 1996].

4.1 Form of Common Stock Certificate of the Registrant [incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 (Commission File No. 333-3252) filed on April 5, 1996].

4.2 Warrant Agency Agreement dated May 28, 1996 between American Stock Transfer & Company and the Registrant, [incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-3252) filed on April 5, 1996].

4.3 Form of Class A Common Stock Purchase Warrant of the Registrant [(included in Exhibit 4.2) incorporated by reference to Exhibit 4.3 to the
     Registrant's Registration Statement on Form SB-2 (Commission File No. 333-3252) filed on April 5, 1996].

4.4  Form of Class B Unit  Purchase  Warrant  of the  Registrant  [(included  in
     Exhibit 4.2) incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-3252) filed on April 5, 1996].

4.5 Form of Representatives' Warrant Agreement of the Registrant [incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-3252) filed on April 5, 1996].

4.6 Form of Representatives' Warrant [(included in Exhibit 4.5) incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-3252) filed on April 5, 1996].

4.7 Form of Unit Certificate [incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-3252) filed on April 5, 1996].

10.1 Form of Escrow Agreement for proceeds from sale of Units [incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-3252) filed on April 5, 1996].

10.2 Form of Escrow Agreement for outstanding Common Stock [incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-3252) filed on April 5, 1996].

10.3 License, dated November 1, 1995, between Bright and the Company [incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-3252) filed on April 5, 1996].

10.4 Management Unit Purchase Option [incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-3252) filed on April 5, 1996].

10.5 Form of Merger Advisory Agreement between the Company and H.J. Meyers & Co., Inc. [incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-3252) filed on April 5, 1996].

10.6 Engagement  letter  between the Company and  Ladenburg  dated  September 6,
     1996.

                  (b)      Reports on Form 8-K
                           --------------------
                           None.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1997.



                     ORION ACQUISITION CORP. II



                     By: /s/ William L. Remley
                         ---------------------
                         William L. Remley
                         President (Principal Executive and Accounting Officer)





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Richard L. Kramer                                            March 31, 1997
----------------------------------------                         ---------------
Richard L. Kramer, Chairman of the Board                         Date



/s/ Richard C. Hoffman                                           March 31, 1997
----------------------------------------                         ---------------
Richard C. Hoffman, Director                                     Date



/s/ William L. Remley                                            March 31, 1997
----------------------------------------                         ---------------
William L. Remley, Director                                      Date

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)
                     --------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                        YEAR ENDED DECEMBER 31, 1996, AND
        PERIOD OCTOBER 19, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1996
        ----------------------------------------------------------------

Report of Independent Certified Public Accountants











Board of Directors and Stockholders of
     Orion Acquisition Corp. II
     (a corporation in the development stage)
New York, New York

We have audited the accompanying balance sheet of Orion Acquisition Corp. II (a corporation in the development stage), as of December 31, 1996, and the related statements of operations, stockholders' equity and common stock subject to possible redemption, and cash flows for the year ended December 31, 1996, and the period October 19, 1995 (Date of Inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Orion Acquisition Corp. II as of December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996, and the period October 19, 1995 (Date of Inception) to December 31, 1996 in conformity with generally accepted accounting principles.



/s/BDO Seidman, LLP
BDO Seidman, LLP



New York, New York

March 24, 1997

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS



                                                                                              October 19, 1995
                                                                                                 (inception)
                                                             Year ended                              to
                                                            December 31,                        December 31,
                                                               1996                                 1996
                                                               ----                                 ----


Interest income                                           $     222,444                      $     222,444


General and administrative
     expenses                                                    (82,172)                          (82,172)

     Interest expense                                            (57,694)                          (57,694)
                                                          ---------------                    --------------

Net income before income taxes                                    92,888                            92,888

Provision for taxes                                              (39,927)                          (39,927)
                                                          ---------------                    --------------

Net income                                                $       42,651                     $      42,651
                                                          ===============                    ==============


Earnings per share                                        $         0.09
                                                          ===============

Weighted average common
shares outstanding                                               466,313
                                                          ===============


See accompanying notes to financial statements.

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                                  BALANCE SHEET
                                December 31, 1996



ASSETS

Cash                                                                         $    628,865
Restricted cash                                                                     9,362
US Treasury bills - restricted                                                  7,998,644
Accrued investment interest receivable                                            202,582
                                                                             -------------

Total Assets                                                                 $  8,839,453
                                                                             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                             $     55,397

Common stock, subject to possible conversion
     160,000 shares at redemption value                                         1,642,118

Stockholders' equity:
     Convertible preferred stock, $.01 par value,
         1,000,000 shares authorized:
         110 shares issued and outstanding                                              1
     Common stock, $.01 par value 10,000,000
         shares authorized; 890,000 shares issued and
         outstanding (which includes shares subject
         to possible redemption)                                                    8,900
     Additional paid-in capital                                                 7,132,504
     Earnings accumulated during development stage                                    533
                                                                             -------------
     Total stockholders' equity                                                 7,141,938
                                                                             -------------

Total liabilities and stockholders' equity                                   $  8,839,453
                                                                             =============


See accompanying notes to financial statements.

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                                  STATEMENTS OF
                      STOCKHOLDERS' EQUITY AND COMMON STOCK
                         SUBJECT TO POSSIBLE REDEMPTION
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
   FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) THROUGH DECEMBER 31, 1995




                                                                                                                        Earnings
                                                                                                                       accumulated
                                                                             Common Stock subject to     Additional    during the
                                      Preferred Stock       Common Stock       possible redemption        paid-in      development
                                      Shares     Amount     Shares   Amount     Shares       Amount       capital        stage
                                      -------    ------     ------   ------     ------       ------       --------       -----

BALANCE AT OCTOBER 19, 1995.......          -    $    -         -    $    -          -   $        -     $       -       $        -
     Issuance of Founders Shares....        -         -    16,500       165          -            -         1,485                -
                                         ----    ------    -----     ------    -------   ----------     ---------       -----------

BALANCE AT DECEMBER 31, 1995........        -         -    16,500       165          -            -         1,485                -
     Issuance of Founders Shares....        -         -    58,500       585          -            -         5,265                -
     Sale of private placement shares..     -         -    15,000       150          -            -         7,350                -
     Sale of convertible preferred stock..110         1         -         -          -            -        10,999                -
     Sale of 800,000 shares, net of
       underwriting discounts and
       offering costs...............        -         -   640,000     8,000    160,000    1,600,000     7,107,405                -
     Net income.....................        -         -         -         -          -            -             -           42,651
     Accretion to redemption value of
       common stock.................        -         -         -         -          -       42,118             -          (42,118)
                                         ----    ------   -------    ------    -------   ----------    ----------       -----------
BALANCE AT DECEMBER 31, 1996........      110    $    1   730,000    $8,900    160,000   $1,642,118    $7,132,504       $      533
                                         ====    ======   =======    ======    =======   ==========    ==========       ==========


                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS






                                                                                                October 19, 1995
                                                                                                     (inception)
                                                                    Year Ended                           through
                                                                     December 31,                    December 31
                                                                      1996                                  1996
                                                                      ----                                  ----


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $             42,651               $        42,651
   Adjustments to reconcile net loss to net cash
         provided by operating activities
         Note discount amortization                                         37,500                        37,500
   Changes in working capital:
       Increase in accrued investment receivables                         (202,582)                      (202,582)
         Increase in accrued expenses                                       55,397                        55,397
                                                              ---------------------              -----------------

   Cash used in operating activities:                                      (67,034)                       (67,034)
                                                              ---------------------              -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of U.S. Treasury bills and
         other increases in restricted cash                             (8,008,006)                    (8,008,006)
                                                              ---------------------              -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issue of units and redeemable Class B
         purchase warrants, net                                          8,677,905                     8,677,905
   Issuance of unsecured promissory notes                                  100,000                       100,000
   Repayment of unsecured promissory notes                                (100,000)                      (100,000)
   Issuance of founders' shares                                              5,850                         7,500
   Issuance of private placement shares                                      7,500                         7,500
   Issuance of convertible preferred stock                                  11,000                        11,000
                                                              ---------------------              -----------------

   Cash provided by financing activities                                 8,702,255                     8,741,405
                                                              ---------------------              -----------------

NET INCREASE IN CASH                                                       627,215                       628,865


Cash at beginning of period                                                  1,650                            --
                                                              ---------------------              -----------------

Cash at end of period                                         $            628,865               $       628,865
                                                              =====================              =================


                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

     Orion Acquisition Corp. II (the "Company") was incorporated in Delaware on October 19, 1995 for the purpose of raising capital to fund the acquisition of an unspecified operating business. Since there was no activity, other than the issuance of Founders' Shares in 1995, accordingly financial statements have been presented commencing January 1, 1996. All activity to date relates to the Company's formation and fund raising. To date, the Company has not effected a Business Combination.

     The registration statement for the Company's Initial Public Offering (the "Offering") became effective on July 2, 1996. The Company consummated the Offering on July 9, 1996 and with the underwriters exercising their overallotment option to purchase 38,100 Class B Warrants on August 5, 1996 raised net proceeds of approximately $8,700,000 (See Note 2). The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An aggregate of $8,000,0000 of the net proceeds will be held in an escrow account which will be invested until released in short-term United States Government Securities comprised primarily of Treasury bills ("Proceeds Escrow Account"), subject to release at the earlier of (i) consummation of its first Business Combination, or (ii) liquidation of the Company (see below). The remaining proceeds were used to pay for costs relating to the Offering and will continue to be used for expenses relating to business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses in addition to other expenses.

     The Company prior to the consummation of any Business Combination, will submit such transaction to the Company's stockholders for their approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. All of the Company's original stockholders, including all directors and the Company's executive officers, have agreed to vote their respective shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company ("non-affiliated stockholders") with respect to any such Business Combination. A Business Combination will not be consummated unless approved by a vote of two-thirds of the shares of common stock owned by non-affiliated public stockholders.

     At the time the Company seeks stockholder approval of any potential Business Combination, the Company will offer each of the non-affiliated public stockholders of the Company the right, for a specified period of time not less than 20 calendar days, to redeem his shares of common stock ("Redemption Offer"). The per share redemption price ("Liquidation Value") will be determined by dividing the greater of (i) the Company's net worth or (ii) the amount of assets of the Company in the escrow account including all interest earned thereon by the number of shares held by such non-affiliated public stockholders. In connection with the Redemption Offer, if non-affiliated public stockholders holding 20% or less of the common stock elect to redeem their shares, the Company may, but will not be required to, proceed with the potential Business Combination and, consequently, will redeem such shares by applying the
Liquidation Value to the number of shares to be redeemed. In any case, if non-affiliated stockholders holding greater than 20% of the common stock elect to redeem their shares, the Company will not proceed with such potential Business Combination and will not redeem such shares. Accordingly, a portion of the net proceeds from the Offering (20% of the amount held in the Proceeds
Escrow Account) has been classified as common stock subject to possible redemption in the accompanying balance sheet at the estimated redemption value.

     All shares of the common stock outstanding immediately prior to the date of the Offering have been placed in escrow until the earlier of (i) the occurrence of the first Business Combination, (ii) 18 months from the effective date of the Offering, or (iii) 24 months from the effective date of the Offering if, prior to the expiration of such 18 month period, the Company has become a party to a letter of intent or a definitive agreement to effect a Business Combination, in which case, such period shall be extended six months. During the escrow period, the holders of the escrowed stock will not be able to sell or otherwise transfer their respective shares of the escrowed stock (with certain exceptions) but will retain all other rights as stockholders of the Company including, without limitation, the right to vote escrowed shares of Common Stock, subject to their agreement to vote their shares in accordance with a vote of a majority of the non-affiliated public stockholders with respect to a consummation of a Business Combination as a liquidation proposal, but excluding the right to request the redemption of escrowed stock pursuant to a Redemption Offer.

     If Company does not effect a Business Combination within 18 months from the effective date or 24 months from the effective date if the extension criteria have been satisfied, the Company will submit for stockholder consideration a proposal to liquidate the Company, and if approved, distribute to the then holders of common stock (issued in the Offering or acquired in the open market thereafter) all assets remaining available for distribution after payment of liabilities and after having made appropriate provisions for the payment of liquidating distributions upon each class of stock, if any, having preference over the common stock.


NOTE 2  - PUBLIC OFFERING

     On July 9, 1996 the Company sold 800,000 units ("Units") in the Offering and 320,000 Class B redeemable common stock purchase warrants ("Class B Warrant"). Subsequently, on August 5, 1996, the underwriters exercised their overallotment option to purchase 38,100 Class B Warrants. Each Unit consists of one share of the Company's common stock and one Class A Redeemable common stock purchase warrant ("Class A Warrant"). Each Class A Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $9.00 commencing on the date of a Business Combination and expiring on the fifth anniversary from such date, and each Class B Warrant entitles the holder to purchase one Unit at an exercise price of $0.125 commencing on the date of a Business Combination and expiring on the first anniversary from such date. The Class A Warrants and Class B Warrants are redeemable, each as a class, in whole and not in part, at a price of $0.05 per warrant upon 30 days' notice at any time provided that the Company has consummated a Business Combination and the last sale price of the common stock on all ten trading days ending on the day immediately prior to the day on which the Company gives notice of redemption, has been $11.00 or higher.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Net Earnings Per Common Share

     Net earnings per common share for the year ending December 31, 1996 are computed by dividing net earnings by the weighted average common shares outstanding during the year. The assumed exercise of common stock equivalents was not utilized due to their exercise being predicated on the consummation of a Business Combination.

         (b) Income Taxes

     The Company follows the Financial Accounting Standards Board ("FASB") Statement No. 109. This statement requires that deferred income taxes based on the consequences of temporary differences between the financial carrying amounts and the tax bases of existing assets and liabilities be recorded based on the asset and liability method of accounting which is adjusted periodically when statutory income tax rates change. Deferred taxes are not material.

         (c) Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (d) Fair Value of Financial Instruments

     The carrying values of financial instruments including cash, restricted cash, U.S. Treasury bonds, accrued investment interest receivable and accrued expenses approximate fair value at December 31, 1996.

         (e) Stock Options

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies to choose whether to account for stock-based compensation on the fair value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted disclosure alternative under SFAS 123 during 1996 and will continue to follow the provisions of APB Opinion No. 25.

     FASB Statement 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in FASB Statement 123.


NOTE 4 - INVESTMENTS

     A substantial portion of the assets of the Company are invested in U.S. Treasury Bills having maturities in June of 1997. Aggregate cost basis and market value of these securities as of December 31, 1996 totaled approximately $8,201,225 and $8,203,096, respectively. These securities, in addition to the restricted cash as shown on the balance sheet totaling $8,008,006, are held in an escrow account with a bank. The ultimate use of these funds are restricted as described in Note 1.


NOTE 5 - RELATED PARTIES

     Richard C. Hoffman, Secretary and a director of the Company, acts as general counsel to the Company. The Company utilizes Richard C. Hoffman, P.C., a law firm of which Mr. Hoffman is sole shareholder, for legal services in connection with Company activities. Fees paid by the Company for these services totaled approximately $67,975 through December 31, 1996 of which $48,193 was attributable to the Offering.


NOTE 6 - STOCKHOLDERS' EQUITY

         (a) Private Placement

     In January 1996, the Company completed a private offering to a limited group of investors which consisted, in the aggregate, of $100,000 in unsecured promissory notes bearing interest at 8% per annum. In addition, as part of this private placement, the Company also issued to the private placement investors 15,000 shares of common stock for $7,500. The notes were repaid as a result of the consummation of the Company's Offering together with accrued interest totaling $3,533. The notes were discounted $37,500 for financial statement reporting purposes as a result of the fair value attributed to the common stock issued to the private placement shareholders. The effective rate on the notes was approximately 45%.

         (b) Preferred Stock

     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

     The Company has outstanding 110 shares of Series A preferred stock which is owned by CDIJ Capital Partners, L.P., an indirect affiliate of Bright Licensing Corp. The purchase price for such shares was $11,000 in the aggregate, which was paid simultaneously with the consummation of the Offering. The Series A preferred stock are non-voting and are each convertible into 1,000 shares of common stock for a period of one year following the consummation of a Business Combination. In the event that a Business Combination does not occur within 18 months from the effective date, or 24 months from the effective date if the extension criteria are satisfied, the Series A preferred stock will be redeemed by the Company at its original cost basis.

         (c) Options

     On January 10, 1997, the Company granted options to purchase 100,000 Units to Cranbrooke Corporation, a Delaware corporation which is affiliated with two officers of the Company. The option is exercisable for a period of three years from the date of a Business Combination at an exercise price of $12.50 per Unit. The option is fully vested; however, the options will be canceled if Mr. Kramer and Mr. Remley cease to serve as directors or executive officers of the Company prior to the Business Combination. The shares issuable upon exercise of the options and underlying warrants may not be sold or otherwise transferred for 120 days subsequent to the first Business Combination.

         (d) Warrants

     In connection with the Offering, the Company issued warrants to the Representatives for 80,000 units at an exercise price of $11.00 per unit and 32,000 Class B warrants at an exercise price of $6.1875 per unit. These warrants are initially exercisable for a period of four years commencing on July 2, 1997. The Representatives' warrants contain anti-dilution provisions providing for adjustment of the number of warrants and exercise price under certain circumstances. The Representatives' warrants grant to the holders thereof certain rights of registration of the Units and Class B warrants issuable upon exercise of the Representatives' warrants.


NOTE 7 - COMMITMENT

     (a) The Company, pursuant to an oral agreement, utilizes the offices of Mentmore Holdings Corporation, a Delaware corporation of which Mr. Kramer, the Company's Chairman of the Board and Mr. Remley, the Company's President and CEO, are respectively Chairman of the Board and President. Mentmore is also affiliated with Cranbrooke Corporation, a stockholder of the Company. Mentmore has agreed that, until the acquisition of a target business by the Company, it will make such office space and secretarial services available to the Company, as may be required by the Company from time to time, at the rate of $2,500 per month, commencing July 10, 1996. Management is unaware of any circumstances under which the Company's utilization of the offices, through management's own initiative may be changed. Such costs reflected in the financial statements totaled $14,274 for the year ended December 31, 1996.

     (b) On September 6, 1996, the Company entered into an agreement with Ladenburg, Thalmann & Co., Inc. to assist the Company as its exclusive financial advisor in connection with its acquisition targeting activities. The Company will pay the monthly sum of $3,500 to Ladenburg as a retainer for these services through the life of this agreement which expires on January 2, 1998, unless the Extension Criteria are satisfied and the agreement is extended up to a full six month period. Effective January 10, 1997 Ladenburg was granted the option to purchase 10,000 shares of Common Stock, par value $.001 per share owned by Cranbrooke at a purchase price of $.10 per share. The Company will record a non-cash charge of $100,000 that represents the difference between the market value at the date of grant, January 10, 1997, and the exercise price of $.10.

Exhibit 10.6

Ladenburg, Thalmann & Co. Inc.                        540 Madison Avenue
                                                      New York, New York 10022
                                                      212.940.0100


September 6, 1996


Orion Acquisition Corp. II
1430 Broadway
13th Floor
New York, NY 10018-3308

Attention:  William Remley
              President

Gentlemen:

     We are writing this letter to confirm our agreement ("Agreement") that Ladenburg, Thalmann & Co. Inc. ("Ladenburg") is exclusively authorized to represent Orion II (the "Company") and to assist the Company as its exclusive financial advisor in connection with the possible acquisition of various operating companies ("Targets") or any of such Targets' assets, business or equity, debt or other securities. This exclusive relationship, however, does not preclude H.J. Meyers & Co., Inc. ("H.J. Meyers") or officers of the Company from introducing Targets to the Company. This authorization covers such an acquisition involving the Company by means of any merger, consolidation, recapitalization, joint venture, business combination, exchange offer or purchase or sale of securities or assets. Also covered by this authorization is any other transaction involving the Company which results in an initial change of control of a Target or its assets, securities or business. For the purposes of this Agreement, any of the foregoing shall constitute a "Transaction."

     This Agreement shall become effective upon the execution hereof by the Company and Ladenburg Thalmann, and the term of this Agreement and the exclusive appointment provided for herein shall end January 8, 1998 (the "Term"). The Term will be extended by six additional months if within the initial Term the Company has entered into a letter of intent or definitive agreement to effect a
Transaction. The Company agrees to use reasonable efforts to effect a Transaction acceptable to it in its sole discretion during the Term.

         I.       Performance of Services

     Under this Agreement, Ladenburg will work with the Company and use reasonable efforts to attempt to consummate a Transaction satisfactory to the Company in its sole discretion, subject to a final review by Ladenburg and the Company which concludes that the Transaction being considered is financially feasible and subject to all required approvals by the holders of the Company's equity and debt securities, including the following services as reasonably requested by the Company:



1. Provide corporate finance professionals as reasonably required to assist in this engagement.

2. Discuss and evaluate with the Company various strategies and advise the Company with respect to the implementation of these strategies in order to conclude a Transaction designed to further the Company's stated objectives.

3. Advise and assist the Company in the negotiation and Effective Date of a Transaction.

4. Provide an opinion as to whether or not the fair market value of the Target is greater than 80% of the net assets of the Company at the time the Transaction is consummated (an "Opinion"), as required by the Company to consummate a Transaction


         II       Compensation of Services

A. In partial payment for its services hereunder, Ladenburg shall receive from the Company a monthly nonrefundable performance fee of $3,500.00, payable upon the execution hereof.

B. If any Transaction is consummated during the Term, or within eighteen months after the end of the Term with a Target identified in writing to the Company by Ladenburg, the Company shall pay Ladenburg in cash at the closing of such Transaction, a transaction fee ("Transaction Fee") which shall be negotiated at the time the Target is identified in writing to the Company by Ladenburg. Such fee will be based upon the aggregate consideration paid by the Company for the Target. Aggregate Consideration is defined and computed as follows:

1. The total purchase price and other consideration paid by the Company upon the consummation of any Transaction (including payments made in installments, paid into escrow and/or deferred), inclusive of cash, debt and equity securities, notes, property, shareholder payables and indebtedness assumed or retired, agreements not to compete, consulting agreements and unusual employment contracts, plus the total value of any interest-bearing or long-term liabilities assumed or retired, the net value of any current assets not sold in an assets Transaction, the aggregate amount of any dividends (except regular dividends paid in conformity with past practice) or other distributions paid by Target to its stockholders after the date hereof and the imputed value of any stock retained by Target's shareholders in a sale, recapitalization, leveraged buyout or similar transaction.

2. If a portion of such consideration includes contingent payments, Aggregate Consideration shall also include the value of such payments if and when made. If the Aggregate Consideration for the Transaction consists in whole or in part of securities issued to sellers of a Target, or other property, for the purposes of calculating the amount of Aggregate Consideration, the value of such securities or other property will be the value thereof on the day preceding the consummation of the Transaction as the Company and Ladenburg agree; provided, however, that in the case of securities for which there is a public trading market, the value will be determined by the average last sales prices for such securities for the last twenty trading days prior to such consummation. In the case of debt securities for which there is no public trading market, the value thereof shall be the principal amount thereof. If there is no public trading market for securities or other property other than debt securities received or receivable as part of Aggregate Consideration and the parties are unable to agree on their value, then Ladenburg and the Company will jointly select an investment banking firm respected in the merger and acquisition field to determine a value which will then serve as the fair market value for the purposes hereof.

C. If the Company requires an Opinion with regard to any Transaction or potential Transaction, Ladenburg will provide Such Opinion for a fee of $50,000.00 within 30 days from the rendering of such Opinion which will be payable regardless of the conclusion reached in such opinion and regardless of whether or not such potential Transaction is consummated or not.

D. The Company agrees to reimburse Ladenburg for all reasonable out-of-pocket expenses incurred in carrying out the terms of this Agreement, including telephone, travel, facsimile, courier, computer time charges, attorneys' fees and disbursements and sales, use and similar taxes. These out-of-pocket expenses will be payable from time to time promptly upon the receipt of a detailed invoice by Ladenburg describing the nature and amount of each expense after the commencement of this Agreement.

E. If the Company requires financing in order to consummate a transaction, Ladenburg will seek to arrange such financing on condition that the Company and Ladenburg enter into a separate agreement on mutually acceptable terms providing for additional compensation to Ladenburg for such services.

     The provisions of this section II shall survive the termination and expiration of this Agreement

         III.     Indemnification

     The Company and Ladenburg hereby agree to the terms and conditions of the Indemnification Agreement attached hereto as Appendix A with the same force and effect as if such terms and conditions were set forth at length herein.

         IV.      Coordination of Efforts and Exclusivity

     In order to coordinate the efforts of both Ladenburg and the Company, and to maximize the possibility of completing a satisfactory Transaction during the term of this Agreement, Ladenburg shall have the sole and exclusive authority, with the exception of H.J. Meyers in instances in which H.J. Meyers has identified a Target, to pursue and conduct any follow-up discussions with Target, and neither the Company nor any of its shareholders or officers shall initiate or conduct any discussions with regard to a proposed Transaction except through Ladenburg. Ladenburg will not disseminate any information regarding the Company or a Target to any party other than the Company without the Company's express approval.

         V.       Disclosure

     Any financial or other advice, descriptive memoranda or other documentation rendered by Ladenburg pursuant to this Agreement may not be disclosed publicly or to any third party in any manner without the prior written approval of Ladenburg. All nonpublic information provided by the Company to Ladenburg will be considered as confidential information and shall be maintained as such by Ladenburg, except as required by law or as required to enable Ladenburg to perform its services pursuant to this Agreement, until the same becomes known to third parties or the public without release thereof by Ladenburg.

     The Company agrees to provide to Ladenburg, among other things, all reasonable information requested or required by Ladenburg, including, but not limited to, information concerning historical and projected financial results and possible and known litigious, environmental and other contingent liabilities of the Company. The Company also agrees to make available to Ladenburg such representatives of the Company, including, among others, directors, officers, employees, outside counsel and independent certified public accountants, as Ladenburg may reasonably request. The Company will promptly advise Ladenburg of any material changes in its business or finances. The Company represents that all information made available to Ladenburg by the Company will be complete and correct in all material respects and will not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein not misleading in light of the circumstances under which such statements are made. In rendering its services hereunder, Ladenburg will be using and relying primarily on such information without independent verification thereof or independent appraisal of any of the Company's assets or those of Target. Ladenburg does not assume responsibility for the accuracy or completeness of the information to which reference is made above.

     The Company authorizes Ladenburg to make public notice in the form of a "tombstone," at Ladenburg's expense, after any Transaction is consummated under this Agreement.

         VI.      Obligations of Ladenburg

     The services herein provided are to be rendered solely to the Board of Directors of the Company. They are not being rendered by Ladenburg as an agent or as a fiduciary of the shareholders of the Company and Ladenburg shall not have any liability or obligation with respect to its services hereunder to such shareholders or any other person, firm or corporation.

         VII.     Entire Agreement, Governing Laws and Jurisdiction, Etc.

     This Agreement sets forth the entire understanding of the parties relating to the subject matter hereof and supersedes and cancels any prior communications, understandings and agreements between the parties. This Agreement cannot be terminated or changed, nor can any of its provisions be waived, except by written agreement signed by all parties hereto. This Agreement shall be binding upon and inure to the benefit of any successors, assigns, heirs and personal representatives of the Company and Ladenburg.

     This Agreement shall be governed by and construed to be in accordance with the laws of the State of New York applicable to contracts made and to be performed solely in such state by citizens thereof. Any dispute arising out of this Agreement shall be adjudicated in the courts of the State of New York or in the federal courts sitting in the Southern District of New York, and the Company hereby agrees that service of process upon it by registered or certified mail at its address set forth above shall be deemed adequate and lawful. The parties hereto shall deliver notices to each other by personal delivery or by registered or certified mail (return receipt requested) at the addresses set forth above.

         VIII.    Acceptance

     Please confirm that the foregoing is in accordance with your understanding by signing upon behalf of the Company and returning an executed copy of this Agreement, whereupon, after execution by Ladenburg, it shall become a binding agreement between the Company and Ladenburg upon the receipt by Ladenburg of a check for $3,500 from the Company made payable to "Ladenburg, Thalmann & Co. Inc." A telecopy of a signed original of this Agreement shall be sufficient to bind the parties whose signatures appear hereon.

                                          Very truly yours,

                                          LADENBURG, THALMANN & CO. INC.


                                          By:      /s/ Ronald J. Kramer
                                                   Ronald J. Kramer
                                                   Chief Executive Officer

ACCEPTED AND AGREED TO:

ORION ACQUISITION CORP. II


By:      /s/ William Remley
         President


Date:    9/9/96

                                                                  APPENDIX A



                            INDEMNIFICATION AGREEMENT

     Appendix  A  to  Letter  Engagement  Agreement  (the  "Agreement"),   dated
September 6, 1996 by and between Orion Acquisition Corp. II (the "Company") and Ladenburg, Thalmann & Co. Inc. ("Ladenburg").


     The Company agrees to indemnify and hold Ladenburg and its affiliates, control persons, directors, officers, employees and agents (each an "Indemnified Person") harmless from and against all losses, claims, damages, liabilities, costs or expenses, including those resulting from any threatened or pending investigation, action, proceeding or dispute whether or not Ladenburg or any such other Indemnified Person is a party to such investigation, action, proceeding or dispute, arising out of Ladenburg's entering into or performing services under this Agreement, or arising out of any matter referred to in this Agreement. This indemnity shall also include Ladenburg's and/or any such other Indemnified Person's reasonable attorneys' and accountants' fees and out-of-pocket expenses incurred in, and the cost of Ladenburg's personnel whose time is spent in connection with, such investigations, actions, proceedings or disputes which fees, expenses and costs shall be periodically reimbursed to Ladenburg and/or to any such other Indemnified Person by the Company as they are incurred; provided, however, that the indemnity herein set forth shall not apply where a court of competent jurisdiction has made a final determination that Ladenburg acted in a grossly negligent manner or engaged in willful misconduct in the performance of its services hereunder which gave rise to the loss, claim, damage, liability, cost or expense sought to be recovered hereunder (but pending any such final determination the indemnification and reimbursement provisions hereinabove set forth shall apply and the Company shall perform its obligations hereunder to reimburse Ladenburg and/or each such other Indemnified Person periodically for its, his or their fees, expenses and costs as they are incurred). The Company also agrees that neither Ladenburg nor any other Indemnified Person shall have any liability (whether direct or indirect, in contract or tort or otherwise) to the Company for or in connection with any act or omission to act by Ladenburg as a result of its engagement under this Agreement except for any such liability for losses, claims, damages, liabilities or expenses incurred by the Company that is found in a final determination by a court of competent jurisdiction to have resulted from Ladenburg's gross negligence or willful misconduct.

     If for any reason, the foregoing indemnification is unavailable to Ladenburg or any such other Indemnified Person or insufficient to hold it harmless, then the Company shall contribute to the amount paid or payable by Ladenburg or any such other Indemnified Person as a result of such loss, claim, damage or liability in such proportion as is appropriate to reflect not only the relative benefits received by the Company and its shareholders on the one hand and Ladenburg or any such other Indemnified Person on the other hand, but also the relative fault of the Company and Ladenburg or any such other Indemnified Person, as well as any relevant equitable considerations; provided that in no event will the aggregate contribution by Ladenburg and any such other
Indemnified Person hereunder exceed the amount of fees actually received by Ladenburg pursuant to this Agreement. The reimbursement, indemnity and contribution obligations of the Company hereinabove set forth shall be in addition to any liability which the Company may otherwise have and these obligations and the other provisions hereinabove set forth shall be binding upon and inure to the benefit of any successors, assign, heirs and personal representatives of the Company, Ladenburg and any other Indemnified Person.

     The terms and conditions hereinabove set forth in this Appendix A shall survive the termination and expiration of this Agreement and shall continue indefinitely thereafter.


                                           LADENBURG, THALMANN & CO. INC.


                                           BY::     /s/ Ronald J. Kramer
                                                    Ronald J. Kramer
                                                    Chief Executive Officer



ORION ACQUISITION CORP. II


BY::     /s/ William Remley
         President