Form 10QSB
period 1997-03-31
ORION ACQUISITION CORP II
filed 1997-05-15
CIK 1011835

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  March 31, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___


As of April 30, 1997, 890,000 shares of Common Stock were issued and outstanding.


-------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS



                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                           October 19, 1995
                                                                                             (inception)
                                                                  Three Months Ended          through
                                                                       March 31,               March 31,
                                                                        1997                     1996
                                                                        ----                     ----

Interest income                                                   $      116,289          $       446

Interest expense                                                              --               (2,107)

Operating expense                                                        (87,387)              (2,684)
                                                                  --------------          -------------

Income (loss) before income taxes                                         28,902               (4,345)

Provision for income taxes                                               (11,347)                  --
                                                                  ---------------         -------------

Net income (loss)                                                 $       17,555          $    (4,345)
                                                                  ==============          ============


Earnings per share                                                $         0.02          $      (0.11)
                                                                  ==============          =============

Weighted average common shares outstanding                               890,000               40,702


See notes to accompanying unaudited financial statements

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                                   (Unaudited)

                                  BALANCE SHEET



                                                                           March 31,         December 31,
                                                                             1997                1996

ASSETS

Cash                                                                   $       538,438        $     628,865
Restricted cash                                                                145,236                9,362
US Treasury bills - restricted                                               7,995,016            7,998,644
Accrued investment interest receivable                                         179,305              202,582
Prepayments                                                                      2,500                   --
                                                                       ---------------        -------------

Total Assets                                                           $     8,860,495        $  8,839,453
                                                                       ===============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                       $        58,884        $      55,397

Common stock, subject to possible conversion
     160,000 shares at redemption value                                      1,663,911            1,642,118

Stockholders' equity:
     Convertible preferred stock, $.01 par value, 1,000,000 shares authorized:
         110 shares issued and outstanding                                           1                    1
     Common stock, $.01 par value 10,000,000
         shares authorized; 890,000 shares issued and
         outstanding (which includes shares subject
         to possible redemption)                                                 8,900                8,900
     Additional paid-in capital                                              7,132,504            7,132,504
     Earnings (loss) accumulated during development stage                       (3,705)                 533
                                                                       ----------------       -------------

     Total stockholders' equity                                              7,137,700            7,141,938
                                                                       ---------------        -------------

Total liabilities and stockholders' equity                             $     8,860,495        $   8,839,453
                                                                       ===============        =============



See notes to accompanying unaudited financial statements.

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS




                                                                                                October 19, 1995
                                                                                                     (inception)
                                                                  Three Months Ended                     through
                                                                       March 31,                       March 31,
                                                                        1997                                1996
                                                                        ----                                ----


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $         17,555               $       (4,345)
   Adjustments to reconcile net loss to net cash
   provided by operating activities
   Note discount amortization                                                   --                         2,684
   Changes in working capital:
       Decrease in accrued investment receivables                           23,277                            --
       Increase in prepayments                                              (2,500)                           --
       Increase in other current assets                                         --                      (157,587)
       Increase in accrued expenses                                          3,487                        90,111
                                                                  ----------------               ---------------

         Cash provided by operating activities:                             41,819                       (69,137)
                                                                  ----------------               ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of U.S. Treasury bill                                       (3,995,897)                           --
   Sale of U.S. Treasury bill                                            3,999,525                            --
   Increase in restricted cash                                            (135,874)                           --
                                                                  -----------------              ---------------

         Cash used by investing activities                                (132,246)                           --
                                                                  -----------------              ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of unsecured promissory notes                                       --                       100,000
   Issuance of founders' shares                                                 --                         7,500
   Issuance of private placement shares                                         --                         7,500
                                                                  ----------------               ---------------

         Cash provided by financing activities                                  --                       115,000
                                                                  ----------------               ---------------


NET INCREASE (DECREASE) IN CASH                                            (90,427)                       45,863


         Cash at beginning of period                                       628,865                            --
                                                                  ----------------               ---------------

         Cash at end of period                                    $        538,438               $        45,863
                                                                  ================               ===============



See notes to accompanying unaudited financial statements.

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation which were of a normal and recurring nature have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited financial statements should be read in conjunction with the financial statements and related notes included on Form 10-KSB for the year ended December 31, 1996 and period October 19, 1995 (Date of inception) to December 31, 1996.



NOTE 2.  INVESTMENTS

         A substantial portion of the assets of the Company are invested in U.S. Treasury Bills having maturities in June of 1997. Aggregate cost basis and market value of these securities as of March 31, 1997 totaled approximately $7,995,016 and $8,164,385, respectively. These securities, in addition to the restricted cash as shown on the balance sheet totaling $8,140,252, are held in an escrow account with a bank. The ultimate use of these funds are restricted and subject to release at the earlier of (i) consummation of its first business combination, or (ii) liquidation of the Company.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company has commenced activities associated with performing due diligence and structuring activities on potential acquisition target companies. However, the Company has been unsuccessful thus far in locating a viable transaction for shareholder approval. Results for the three month period through March 31, 1997 consisted of investment income earned from Treasury bonds held in escrow less expenses associated with general and administrative overheads and due diligence activities.


PART II - OTHER INFORMATION


ITEM 1:  Legal Proceedings

         None


ITEM 2: Changes in Securities

         None


ITEM 3:  Defaults Upon Senior Securities

         None


ITEM 4:  Submission of Matters to a Vote of Security Holders

         None


ITEM 5:  Other Information

         None


ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                  Exhibit 27:  Financial Data Schedule for the
                  Quarterly Form 10-QSB

         (b)      Reports on Form 8-K:
                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ORION ACQUISITION CORP. II


Dated:  May 15, 1997                              By:      /s/William L. Remley
                                                      --------------------------
                                                          William L. Remley
                                                          President & Treasurer