Form 10QSB
period 1997-06-30
ORION ACQUISITION CORP II
filed 1997-08-14
CIK 1011835

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the - quarterly period ended: June 30, 1997

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-20837


                           Orion Acquisition Corp. II

             (Exact name of registrant as specified in its charter)


      Delaware                                               13-3863260
State of Incorporation)                        (IRS Employer Identification No.)


                     1430 Broadway, 13th Floor
                     New York, New York                   10018
              (Address of principal executive office)   (Zip code)


Registrant's telephone number, including area code: (212) 391-1392


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___


As of July 31, 1997, 890,000 shares of Common Stock were issued and outstanding.


--------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS



                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                     October 19,
                                                             Three Months            Six Months    1995 (inception)
                                                                 Ended                 Ended           through
                                                               June 30,               June 30,         June 30,
                                                            1997          1996          1997              1996

Interest income                                       $119,704      $      67        $    235,993    $        513

Interest expense                                             -              -                   -          (2,107)

Operating expense                                      (41,098)             -            (128,485)         (2,684)
                                                    ------------    -------------    --------------- ---------------

Income (loss) before income taxes                       78,606             67             107,508          (4,278)

Provision for income taxes                             (37,334)             -             (48,681)               -
                                                    -----------     ----------       -------------   -----------------

Net income (loss)                                   $   41,272      $      67        $     58,827    $     (4,278)
                                                    ==========      =========        ============    =============


Earnings per share                                  $     0.05      $    0.00        $       0.07    $      (0.05)
                                                    ============    =========        ============    =============

Weighted average common shares outstanding             890,000         81,486             890,000          81,486
                                                    ==========      ==========       =============   ==============



See notes to accompanying unaudited financial statements

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                                   (Unaudited)

                                 BALANCE SHEETS

                                                                           June 30,          December 31,
                                                                             1997                1996

ASSETS

Cash                                                                   $       504,403         $    628,865
Restricted cash                                                              8,427,603                9,362
US Treasury bills - restricted                                                       -            7,998,644
Accrued investment interest receivable                                           5,148              202,582
Prepaids and other                                                               2,244                    -
                                                                       ---------------         ------------

Total Assets                                                           $     8,939,398         $  8,839,453
                                                                       ===============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                       $        96,515        $      55,397

Common stock, subject to possible conversion
     160,000 shares at redemption value                                      1,686,550            1,642,118

Stockholders' equity:
     Convertible preferred stock, $.01 par value, 1,000,000 shares authorized:
         110 shares issued and outstanding                                           1                    1
     Common stock, $.01 par value 10,000,000
         Shares authorized; 890,000 shares issued and
         Outstanding (which includes shares subject
         To possible redemption)                                                 8,900                8,900
     Additional paid-in capital                                              7,132,504            7,132,504
     Earnings (loss) accumulated during development stage                       14,928                  533
                                                                       ---------------        -------------

     Total stockholders' equity                                              7,156,333            7,141,938
                                                                       ---------------        -------------

Total liabilities and stockholders' equity                             $     8,939,398        $   8,839,453
                                                                       ===============        =============




See notes to accompanying unaudited financial statements.




                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS


                                                                                       Six Months    October 19, 1995
                                                                                          Ended        (inception)
                                                           Three Months Ended           June 30,         through
                                                                June 30,                                 June 30,

                                                            1997            1996          1997              1996
                                                            ----            ----          ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)
                                                    $    41,272     $        67      $     58,827     $     (4,278)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Note discount amortization                                 -               -                 -            2,684
   Changes in working capital:
     Decrease in accrued investment receivables         174,157               -           197,434                -
     Decrease (increase) in prepaids and other              256               -            (2,244)               -
     Increase in other current assets                         -               -                           (157,587)
     Increase in accrued expenses                        37,631               -            41,118           90,111
                                                    -----------     -----------      ------------     ------------

Cash provided by operating activities:                  253,316              67           295,135          (69,070)
                                                    -----------     -----------      ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of U.S. Treasury bill                             -               -        (3,995,897)               -
   Sale of U.S. Treasury bill                         7,995,016               -        11,994,541                -
   Increase in restricted cash                       (8,282,367)             -         (8,418,241)                -
                                                    ------------    -----------      -------------    -------------

     Cash used by investing activities                 (287,351)             67          (419,597)                -
                                                    ------------    -----------      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of unsecured promissory notes                     -               -                 -          100,000
   Issuance of founders' shares                               -               -                 -            7,500
   Issuance of private placement shares                       -               -                 -            7,500
   Payment of offering costs                                   -        (16,430)                  -        (16,430)
                                                    ------------    ------------     --------------   -------------
                                                               -        (16,430)                  -         98,570
                                                    ------------    ------------     --------------   ------------
     Cash provided by financing activities

NET INCREASE (DECREASE) IN CASH                         (34,035)        (16,363)     (    124,462)          29,500

     Cash at beginning of period                        538,438          45,863           628,865                -
                                                    -----------     -----------      ------------     ------------

     Cash at end of period                          $   504,403     $    29,500      $    504,403     $     29,500
                                                    ===========     ===========      ============     ============



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

NOTE 2.  INVESTMENTS

         On June 26, 1997 U.S. Treasury Bills with a cost basis of $7,995,016 matured. The proceeds of $8,279,000 are included under restricted cash on the balance sheet and are held in an escrow account with a bank. On July 11, 1997 U.S. Treasury Bills having maturities in January of 1998 were purchased at a cost of $7,999,895 and a maturity value of $8,210,000.

         The ultimate use of these funds is restricted and subject to release at the earlier of (i) consummation of its first business combination, or (ii) liquidation of the Company.



ITEM 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF  OPERATIONS   ---------------------------------------------------------------
---------------------

         The Company has commenced activities associated with performing due diligence and structuring activities on potential acquisition target companies. However, the Company has been unsuccessful thus far in locating a viable transaction for shareholder approval. Results for the three-month and six-month periods through June 30, 1997 consisted of investment income earned from Treasury bonds held in escrow less expenses associated with general and administrative overheads and due diligence activities.


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

                                         ORION ACQUISITION CORP. II


Dated:  August 13,  1997 By:             /s/William  L.  Remley
                                         --------------------------
                                         William L. Remley President & Treasurer