Form 10-Q
period 1997-09-30
ORION ACQUISITION CORP II
filed 1997-11-17
CIK 1011835

--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 1997

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-20837


                           Orion Acquisition Corp. II

             (Exact name of registrant as specified in its charter)


                   Delaware                            13-3863260
           (State of Incorporation)         (IRS Employer Identification No.)


           1430 Broadway, 13th Floor
           New York, New York 10018                       10018
    (Address of principal executive office)            (Zip code)


      Registrant's telephone number, including area code: (212) 391-1392


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___




As of November 1, 1997, 890,000 shares of Common Stock were issued and outstanding.


-----------------------------------------------------------------------------

                        PART 1.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                          ORION ACQUISITION CORP. II
                   (a corporation in the development stage)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                             October 19, 1995
                                       Three Months          Nine Months        (inception)
                                           Ended               Ended               through
                                       September 30,         September           September
                                                                30,                  30,

                                     1997        1996           1997               1996
                                     ----        ----           ----               ----


Interest income ..............   $ 118,756      $100,77       $  54,749        $ 102,584

Interest expense .............        --           --              --            (57,694)

Operating expense ............    (103,224)     (35,913)       (240,237)         (35,913)


Income before income taxes ...      15,532       64,857         114,512            8,977

Provision for income taxes ...       4,264        2,500          44,417            2,500

Net income ...................   $  11,268      $62,357       $  70,095        $   6,477



Earnings per share ...........   $    0.01    $    0.08       $    0.08        $    0.02

Weighted average common shares
outstanding ..................     890,000      827,779         890,000          276,600




See notes to accompanying unaudited financial statements

                          ORION ACQUISITION CORP. II
                   (a corporation in the development stage)


                                BALANCE SHEETS

                                 (Unaudited)

                                                 September 30, December 31,
                                                     1997         1996

ASSETS

Cash                                            $   423,485     $ 628,865
Restricted cash                                     447,798         9,362
US Treasury bills - restricted                    7,999,895     7,998,644
Accrued investment interest receivable               98,182       202,582
Prepaids and other                                    3,840             -
                                                 ----------     ---------

Total Assets                                    $8,973,200    $ 8,839,453
                                                ==========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                               $   119,049     $  55,397

Common stock, subject to possible conversion
   160,000 shares at redemption value            1,709,175     1,642,118

Stockholders' equity:
   Convertible preferred stock, $.01 par
      value, 1,000,000 shares authorized:
      110 shares issued and outstanding                   1             1
   Common stock, $.01 par value 10,000,000
      Shares authorized; 890,000 shares
      Issued and outstanding (which includes
      Shares subject to possible redemption)          8,900         8,900
   Additional paid-in capital                     7,132,504     7,132,504
   Earnings accumulated during development
      Stage                                           3,571           533
                                                      -----           ---
   Total stockholders' equity                     7,144,976     7,141,938
                                                ------------    ---------

Total liabilities and stockholders' equity       $8,973,200    $8,839,453
                                                 ==========    ==========




See notes to accompanying unaudited financial statements.

                          ORION ACQUISITION CORP. II
                   (a corporation in the development stage)

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                                                      Nine          October 19,
                                                                                     Months             1995
                                               Three Months Ended                     Ended         (inception)
                                                  September 30,                     September          through
                                                                                        30,         September 30,
                                             1997            1996                      1997              1996
                                             ----            ----                      ----              ----

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income ...................   $     11,268    $     62,357                $     70,095    $      6,477
    Adjustments to reconcile net
    income to net
     cash provided by operating
    activities:
    Note discount amortization ...           --            34,816                        --            37,500

    Changes in working capital:
     Decrease (increase) in
     accrued investment
       receivables ...............        (93,034)        (90,980)                    104,400         (90,980)

     Decrease (increase) in ......         (1,596)           --                        (3,840)              -
     prepaids and other
     Decrease (increase) in other
     current assets ..............           --            74,016                        --              --
     Increase (decrease) in
      accrued expenses ...........         22,535        (118,384)                     63,652          23,328
                                           ------        --------                      ------          ------

     Cash provided by operating
     activities: .................        (60,827)        (38,175)                    234,307         (23,675)
                                     ------------    ------------                ------------    ------------


  CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Purchase of U.S. Treasury bill     (7,999,895)     (7,998,643)                (11,995,792)     (7,998,643)
    Sale of U.S. Treasury bill ...           --              --                    11,994,541            --
    Decrease (increase) in
    restricted cash ..............      7,979,804          (9,325)                   (438,436)         (9,325)
                                        ---------          ------                    --------          ------

     Cash used by investing
     activities ..................        (20,091)     (8,007,968)                   (439,687)     (8,007,968)
                                          -------      ----------                    --------      ----------


  CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Issue of units and redeemable
    Class B purchase warrants, net           --         8,677,905                        --         8,677,905
    Issuance of unsecured ........           --              --                          --           100,000
    promissory notes
    Repayment of unsecured
    promissory notes .............           --              --                          --          (100,000)
    Issuance of founders' shares .           --              --                          --             7,500
    Issuance of private placement
    shares .......................           --              --                          --             7,500
    Issuance of convertible
    preferred stock ..............           --            11,000                        --            11,000
                                           -----           ------                     -----            ------

   Cash provided by financing
   activities ....................           --         8,688,905                        --         8,703,905
                                     ------------    ------------                ------------    ------------



  NET INCREASE (DECREASE) IN CASH         (80,918)        642,762                    (205,380)        672,262

     Cash at beginning of period .        504,403          29,500                     628,865            --
                                     ------------    ------------                ------------    ------------
     Cash at end of period .......   $    423,485    $    672,262                $    423,485    $    672,262
                                     ============    ============                ============    ============



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



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company has commenced activities associated with performing due diligence and structuring activities on potential acquisition target companies. However, the Company has been unsuccessful thus far in locating a viable transaction for shareholder approval. Results for the three-month and nine-month periods through September 30, 1997 consisted of investment income earned from Treasury bonds held in escrow less expenses associated with general and administrative overheads and due diligence activities.


PART II - OTHER INFORMATION


ITEM 1:  Legal Proceedings

      None


ITEM 2: Changes in Securities

      None


ITEM 3:  Defaults Upon Senior Securities

      None

ITEM 4:  Submission of Matters to a Vote of Security Holders

      None


ITEM 5:  Other Information:

      Report of Sales of Securities and Use of Proceeds Therefrom:

      (a) The following information amends and updates the previously filed Form SR dated April 2, 1997 which details the use of proceeds following the company's initial public offering on July 9, 1996. The commission has eliminated the requirement to file Form SR, but instead, now requires use of proceeds to be reported in the company's Securities Exchange Act periodic reports.

            The period covered below is for the period April 3, 1997 to September 30, 1997 and shows the cumulative use of proceeds to date.


      1. The amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for each category listed below:


                         Direct or indirect  payments  to  directors,       Direct or indirect
                         officers,  general partners of the issuer or       payments to others
                         their  associates;  to  persons  owning  ten
                         percent  or  more  of any  class  of  equity
                         securities of the issuer;
                         and to affiliates of the issuer

                                             (A)                                     (B)

(01)        Underwriting discounts and
            commissions                  $                                  $     681,431
(02)        Finders' Fees                          -                                    -
(03)        Expenses paid to
            underwriters                           -                              270,851
(04)        Other Expenses                    62,180                              282,242
                                              ------                              -------

(05)        Total Expenses               $    62,180                           $1,234,524
                                              ======                            =========



      2. The net  offering  proceeds to the issuer  after the total  expenses in
         Item 1 above was:

                              $8,717,609
                              ==========

      3. The amount of net offering proceeds to the issuer used for each of the purposes listed below:


                             Direct or indirect  payments  to  directors,       Direct or indirect
                             officers,  general partners of the issuer or       payments to others
                             their  associates;  to  persons  owning  ten
                             percent  or  more  of any  class  of  equity
                             securities of the issuer; and to affiliates
                             of the issuer


                                              (A)                                       (B)

      (01)  Construction of plant building  $                                        $      -
            and facilities                       -                                          -
      (02)  Purchase and installation of         -
            machinery and
               equipment
      (03)  Purchase of real estate              -                                          -
      (04)  Acquisition of other business(es)    -                                     74,448
      (05)  Repayment of indebtedness            -                                    103,533
      (06)  Working Capital                      -                                          -
      (07)  United States Bill                   -                                   8,000,000
      (08)  Vista Treasury Funds                 -                                    301,786
      (09)  Professional Fees               30,713                                     53,317
      (10)  Rent and Office Fees            36,773                                          -
      (11)  Taxes                                -                                     92,946
      (12)  Other                                -                                     24,093
                                            ------                                   --------
      Total                                 $67,486                                $8,650,123
                                            =======                                ==========

      4. The use of proceeds in Item 3 does not represent a material change in the use of proceeds described in the prospectus.


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


                                                ORION ACQUISITION CORP. II


Dated:  November 14,1997                        By:   /s/William L. Remley
                                                      William L. Remley
                                                      President & Treasurer