Form 10-K
period 1997-12-31
ORION ACQUISITION CORP II
filed 1998-04-01
CIK 1011835

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1997      Commission File Number 000-20837

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

            YES X             NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

            YES X             NO

  As of March 30, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $8,010,000

  As of March 30, 1998, there were 890,000 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

--------------------------------------------------------------------------------

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

      In December 1997, the Company signed a letter of intent to engage in a Business Combination with DVM Pharmaceuticals, Inc. ("DVM") which will result in the current shareholders of Orion II owning, in the aggregate, twenty per cent (20%) of outstanding common stock of the combined companies. IVAX Corporation currently holds 100% of the stock of DVM. DVM manufactures and distributes a broad range of dermatological products for veterinary uses. Negotiations are continuing with IVAX as of the filing date of this report, and there can be no assurance that any definitive acquisition agreement will be executed and proposed for Shareholder approval, or that if such agreement is presented to the Company's shareholders for their approval, that such transaction will be approved by the Company's shareholders, or that if such transaction is approved by the Company's shareholders, that the transaction will in fact be completed. If the proposed transaction with IVAX to acquire an interest in DVM is not completed, the Company will present a proposal to its shareholders to liquidate the Company due to (i) the lack of a presently-identified suitable alternative Target Business; (ii) the probable inability to identify such an alternative Target Business and conclude a Business Combination with respect thereto by the July 2, 1998 deadline; and (iii) the lack of a sufficient level of unrestricted cash to pursue alternative transactions.

      Pursuant to its organizational documents, the Company will not acquire a Target Business unless the fair market value of such business, as determined by the Company based upon standards generally accepted by the financial community, including revenues, earnings, cash flow and book value (the "Fair Market Value"), is at least 80% of the net assets of the Company at the time of the consummation of a Business, Combination (the "Fair Market Value Test"). If the Company determines that the financial statements of a proposed Target Business, such as DVM, do not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm which is a member of the National Association of Securities Dealers, Inc. (the "NASD") with respect to the satisfaction of such criteria.

      The Company engaged Ladenburg, Thalmann & Co., Inc. ("Ladenburg") an investment banking firm and a member of the New York Stock Exchange, Inc. and the NASD, to assist in identifying, evaluating, structuring and negotiating a Business Combination.

      On July 9, 1996 (the "Closing Date") the Company consummated its initial public offering (the "Offering"). The Company sold 800,000 units ("Units") and 320,000 Class B redeemable common stock purchase warrants ("Class B Warrant") in the Offering. H.J. Meyers & Co., Inc. ("H.J. Meyers") and Northeast Securities, Inc. ("Northeast") were the representatives (the "Representatives"), of the several underwriters. Subsequently, on August 5, 1996, the underwriters exercised their overallotment option to purchase 38,100 Class B Warrants. Each Unit consists of one share of the Company's common stock and one Class A redeemable common stock purchase warrant ("Class A Warrant"). Each Class A Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $9.00 commencing on the date of a Business Combination and expiring on the fifth anniversary from such date, and each Class

B Warrant entitles the holder to purchase one Unit at an exercise price of $0.125 commencing on the date of a Business Combination and expiring on the first anniversary from such date. The Class A Warrants and Class B Warrants are redeemable, each as a class, in whole and not in part, at a price of $0.05 per warrant upon 30 days' notice at any time provided that the Company has consummated a Business Combination and the last sale price of the common stock on all ten trading days ending on the day immediately prior to the day on which the Company gives notice of redemption, has been $11.00 or higher.

      After the Offering and the exercise of the overallotment, the Company received net proceeds of approximately $8,700,000 (the "Net Proceeds"), after giving effect to the payment of all underwriter discounts, the underwriters' non-accountable expenses allowance and offering expenses. Pursuant to the terms of the Offering, $8 million of the Net Proceeds, representing an amount equal to the gross proceeds from the sale of the Units, was placed in escrow with The Chase Manhattan Bank, N.A. (the "Proceeds Escrow Agent"), subject to release upon the earlier of written notification by the Company to the Proceeds Escrow Agent (i) of the Company's completion of a transaction or a series of transactions in which at least 50% of the gross proceeds from the Offering are committed to a specific line of business as a result of a Business Combination (including any redemption payments) or (ii) to distribute the escrowed proceeds in connection with a liquidation of the Company, to the holders of common stock purchased as part of the Units sold in the Offering or in the open market thereafter. The Company will notify the NASD prior to the release of funds from the escrow account. The escrowed Net Proceeds have been invested primarily in United States treasury bills.

      The Company's executive office is located at 1430 Broadway, 13th Floor, New York, New York 10018 and its telephone number is (212) 391-1392.

Structuring of a Business Combination

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

      The Company may utilize cash derived from the Net Proceeds of the Offering, equity securities, debt securities or bank or other borrowings or a combination thereof as consideration in effecting a Business Combination. Although the Company's Board of Directors has the power to issue any or all of the authorized but unissued shares of Common Stock, the Company has agreed that until July 2, 1998, it will not issue (other than pursuant to the Offering) any securities or grant options or warrants to purchase any securities of the Company without the consent of the Representatives, except in connection with effecting a Business Combination. Although the Company has no commitments to date to issue any shares of Common Stock or options or warrants, the Company will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a Business Combination. To the extent that such additional shares are issued, dilution to the interests of the Company's stockholders will occur. Additionally, if a substantial number of shares of

Common Stock are issued in connection with the consummation of a Business Combination, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carryforward, if any.

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

Escrow of Outstanding Shares

      Pursuant to the terms of the Offering, all of the shares of Common Stock and Series A Preferred Stock of the Company outstanding immediately prior to the Closing Date of the Offering were placed in escrow with Campbell & Fleming, P.C., which subsequently merged into Epstein, Becker and Green, P.C. (the "Share Escrow Agent"), until the earlier of (i) the occurrence of the consummation of the first Business Combination, or (ii) July 2, 1998 since the Company has become a party to a letter of intent to effect a Business Combination and, therefore, met the extension criteria originally established to extend a January 2, 1998 deadline to July 2, 1998. During the escrow period, the holders of escrowed shares of Common Stock will not be able to sell or otherwise transfer their respective shares of Common Stock (with the exceptions described below), but will retain all other rights as stockholders of the Company, including, without limitation, the right to vote escrowed shares of Common Stock, subject to their agreement to vote their shares in accordance with a vote of a majority of the non-affiliated public stockholders with respect to a consummation of a Business Combination or liquidation proposal, but excluding the right to request the redemption of escrowed shares pursuant to a Redemption Offer. Subject to compliance with applicable securities laws, any such holder may transfer his, her, or its Stock held in escrow to a family member or to trust established for the benefit of himself, herself, or a family member or to another affiliated entity (with the consent of the Representatives which will not be unreasonably withheld) or, in the event of the holder's death by will or operation of law or in the case of dissolution or merger, provided that any such transferee must agree as a condition to such transfer to be bound by the restrictions on transfer applicable to the original holder and, in the case of present stockholders other than the holders of the 15,000 shares of Common Stock sold in a private placement in January, 1996, the transferor (except in the case of death) or successor will continue to be deemed the beneficial owner (as defined in Regulation 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of such transferred shares.

      Each of the executive officers and the other directors of the Company has agreed to surrender his shares to the Company at the purchase price at which such shares were acquired ($.10 per share) if he resigns prior to the occurrence of the consummation of the first Business Combination.

Possible Liquidation of the Company if no Business Combination

      If the Company does not effect a Business Combination by July 2, 1998, the Company will submit for stockholder consideration a proposal to liquidate the Company and distribute to the then holders of Common Stock acquired as part of the Units sold in the Offering or in the open market thereafter, the amounts in the interest bearing escrow account maintained by the Proceeds Escrow Agent. Thereafter, all remaining assets available for distribution will be distributed to all holders of the Company's Common Stock after payment of liabilities and after redemption of the Company's outstanding Series A Preferred Stock at its liquidation value, $11,000. Since the proceeds to the Company from the sale of the Class B Warrants were, or will continue to be used to (i) repay indebtedness existing at the date of the Offering, (ii) to pay the balance of a $100,000 license fee, or $90,000, due to Bright Licensing Corp. ("Bright") pursuant to a license agreement executed by Bright and the Company and to cover all other expenses incurred by the Company in the Offering, including the underwriters' discounts and the representatives' non-accountable expense allowance, and (iii) to fund the Company's ongoing operating expenses, including investment banking fees and the costs of business, legal and accounting due diligence on prospective Target Businesses, until the consummation of a Business Combination, the amount per share remaining for distribution, in the event of a liquidation of the Company, to the holders of Common Stock acquired as part of the Units sold in the Offering or in the open market thereafter, and exclusive of any income earned on the proceeds held in the escrow account maintained by the Proceeds Escrow Agent, are expected to be approximately equal to the $10.00 initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants included in the Units offered thereby). There can be no guarantee that the Company's liabilities at liquidation will not exceed the Company's unrestricted cash on hand. In such circumstances, there can be no assurance that creditors of the Company will not be able to obtain payment out of escrowed funds. Holders of all Founders' Shares, including the Company's executive officers and other directors, will be required to vote their shares of Common Stock in accordance with the vote of the majority of all non-affiliated public stockholders of the Company with respect to any liquidation proposal. Holders of Warrants, however, will only be entitled to vote on any liquidation proposal, and allowed to participate in any liquidation distribution, if they purchased shares of Common Stock in the Offering or on the open market thereafter, but only as to any shares of Common Stock so purchased. In addition, the Holders of all Founders' Shares, including officers and directors, will not participate in any liquidation distribution with respect to the shares of Common Stock owned by them.

Employees

      The Company at December 31, 1997 and 1996, employed Mr. Richard L. Kramer, Mr. William L. Remley, and Mr. Richard C. Hoffman on a part-time basis. Such persons serve as officers and directors without compensation at least until completion of a Business Combination. Mr. Hoffman received fees for legal services rendered to the Company during 1997 and 1996 totaling approximately $61,000 and $68,000 respectively of which approximately $0 and $48,000 were attributable to the Offering.






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

Common Stock                                        High              Low

1996
July 9 through September 30                     $   9.125         $   8.875
October 1 through December 31                      10.000             9.000

1997
January 1 through March 31                          9.063             8.875
April 1 through June 30                             9.250             9.000
July 1 through September 30                         9.250             9.188
October 1 through December 31                       9.250             8.750

Class A Warrants
1996
July 9 through September 30                     $   1.125         $   0.675
October 1 through December 31                       0.675             0.500

1997
January 1 through March 31                          0.625             0.625
April 1 through June 30                             1.000             0.750
July 1 through September 30                         1.000             0.688
October 1 through December 31                       0.375             0.125

Class B Warrants
1996
July 9 through September 30                     $   6.000         $   4.750
October 1 through December 31                       5.000             3.000

1997
January 1 through March 31                          5.250             3.125
April 1 through June 30                             5.625             4.750
July 1 through September 30                         5.313             4.500
October 1 through December 31                       4.500             2.000

Units
1996
July 9 through September 30                    $   10.125         $   9.125
October 1 through December 31                      10.125             9.125

1997
January 1 through March 31                     $   10.000         $   8.625
April 1 through June 30                            10.250             9.500
July 1 through September 30                         9.688             9.250
October 1 through December 31                       9.250             9.250

     The Company has paid no dividends on its shares of Common Stock since its organization on October 19, 1995. The Company does not expect to pay any dividends prior to the consummation of a Business Combination and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND   RESULTS OF OPERATIONS

      The selected financial information for the years ended December 31, 1997 and 1996 and the period from inception (October 19, 1995) through December 31, 1997 are derived from the financial statements of the Company which have been audited by BDO Seidman, LLP, the Company's independent auditors. This information should be read in conjunction with the financial statements and related notes and other financial information include herein.

                                                                    Period from
                                                                     Inception
                                               Year ended          (October 19,
                                              December 31,         1995) through
                                                                   December 31,
                                           1997         1996          1997
                                           ----         ----          ----
Statement of Operations Data:

Interest income                        $  475,112   $  222,444    $  697,556

General and administrative expenses      (294,447)     (82,172)     (376,619)

Stock based compensation expense         (100,000)           -      (100,000)

Interest expense                                -      (57,694)      (57,694)

Provision for taxes                       (76,399)     (39,927)     (116,326)
                                       -----------  -----------   -----------

Net income                             $    4,266   $   42,651    $   46,917
                                       ==========   ==========    ==========

Basic and fully  diluted  earnings per $      0.00  $      0.09
                                       ===========  ===========
share

Weighted    average    common   shares    890,000      466,313
                                       ==========   ==========
outstanding

Balance Sheet Data:

Total assets                           $8,981,286   $8,839,453

Total liabilities                          92,964       55,397

(Deficit) earnings accumulated during     (85,323)         533
development stage

Common   stock   subject  to  possible  1,732,240    1,642,118
   redemption at conversion value

Stockholders' equity                    7,156,082    7,141,938

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

      The Company also has retained Ladenburg, Thalmann & Co., Inc. ("Ladenburg"), to aid in structuring and negotiating Business Combinations. Ladenburg has been and will continue to be paid an engagement fee of $3,500 per month during their period of engagement. Additionally during 1997, Ladenburg was paid approximately $59,000 for the preparation of a fairness opinion in connection with a proposed acquisition transaction which was not consummated.

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

      In the event that the Company does not effect a Business Combination by July 2, 1998, the Company will submit for stockholder consideration a proposal to liquidate the Company and distribute to the then holders of Common Stock acquired as part of the Units sold in the Offering or in the open market thereafter, the amount held in the escrow account maintained by the Proceeds Escrow Agent. Thereafter, all remaining assets available for distribution will be distributed to all holders of the Company's Common Stock after payment of liabilities and after appropriate provision has been made for the payment of liquidation distributions upon each class of stock, if any, having preference over the Common Stock. To the extent that a Business Combination is not effected in the time allowed, the Company does not expect to have any remaining funds outside of the Proceeds Escrow Account and will be required to liquidate. Since all stockholders of the Company immediately prior to the Closing Date of the Offering have agreed to waive their respective rights to participate in a liquidation distribution occurring prior to the first Business Combination, all of the assets of the Company, including any income and interest earned on the escrowed proceeds of the Offering, which may be distributed upon such liquidation would be distributed to the owners of the Common Stock issued as part of the Units in the Offering or in the open market thereafter. There can be no guarantee that the Company's liabilities at liquidation will not exceed the Company's unrestricted cash on hand. In such circumstances, there can be no assurance that creditors of the Company will not be able to obtain payment out of escrowed funds.


ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data listed in Item 14(a)(1) and (2) are included in this report beginning on page F-1.


ITEM 8.           DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

      None.







                                   PART III


ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

      The current directors and officers of the Company are as follows:



                Name                       Age               Position
        Richard L. Kramer                  48          Chairman of the Board
        William L. Remley                  47          President,    Treasurer,
                                    Director
        Richard C. Hoffman                 50          Secretary, Director
        Robert D. Frankel                  49          Director
        J. Thomas Chess                    58          Director

Management

      Richard L. Kramer is an experienced investor and financial advisor who has been closely involved with the acquisition, financing, and reorganization of many public and private companies. He has been Chairman of the Board, cofounder, and principal owner of Republic Properties Corporation, one of the nation's largest commercial developers, since 1990. Mr. Kramer has also been Chairman of the Board of each of Texfi Industries, Inc., a New York Stock Exchange listed textile and apparel manufacturer since 1994; of Weldotron Corporation, a publicly traded (OTCBB) manufacturer of packaging machinery and safety controls since 1994; of CPT Holdings, Inc., a publicly traded (OTCBB) steel fabrication company since 1992; of Sunderland Industrial Holdings Corporation, a private holding company with various industrial manufacturing businesses engaged in custom plastic injection molding since 1989; of Precise Technology, Inc., a private plastic custom injection molder since 1990; of Stellex Industries, Inc., a manufacturer of highly engineered subsystems and components for the aerospace, defense and space industries; and of Mentmore Holdings Corporation, a private management and financial services company since 1991. Mr. Kramer was also a partner and principal of Western Development Corporation, a national shopping center developer, from 1980 through 1992.

      William L. Remley has been actively engaged in the analysis, acquisition and management of a variety of industrial manufacturing companies for the past five years. Since 1992, he has served as President and Director of CPT Holdings, Inc., a publicly-traded steel fabrication company. Since 1989, Mr. Remley has served as a director and President of Sunderland Industrial Holdings Corporation, a private holding company with various industrial manufacturing businesses engaged in custom plastic injection molding. Mr. Remley has also been Vice Chairman and Chief Executive Officer of Weldotron Corporation, a publicly traded (OTCBB) manufacturer of packaging machinery and safety controls since 1994; Vice Chairman and Chief Executive Officer of Texfi Industries, Inc., a New York Stock Exchange listed textile and apparel manufacturer since 1994; a
Director and Vice Chairman of Precise Technology, Inc., a plastic custom injection molder since 1990; President of Stellex Industries; Inc., a manufacturer of highly engineered subsystems and components for the aerospace, defense and space industries; and a Director and President of Mentmore Holdings Corporation since 1991. Mr. Remley is also a principal in several private investment funds.

      Richard C. Hoffman was Vice President and General Counsel of Mentmore Holdings Corporation from January 1995 to March 1997, at which time his title and duties changed to Vice President - Special Projects. He has also been President of InterUrban Management, Inc., a real estate brokerage and management company in Dallas, Texas since September 1991. Mr. Hoffman was formerly a partner in the Dallas law firm of Freytag, LaForce, Rubinstein & Teofan and its successor entities from 1985 to 1992, and served as Senior Real Estate Counsel for the Continental Illinois National Bank in Chicago from 1978 to 1985. Mr. Hoffman has also been a Director of Weldotron Corporation, a publicly traded (OTCBB) manufacturer of packaging machinery and safety controls since 1994. Mr. Hoffman is a Phi Beta Kappa graduate of the University of Wisconsin (Madison), and received his law degree from Harvard Law School in 1972.

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

      J. Thomas Chess has practiced dentistry since 1964, and has been actively involved with dental implants for 26 years. He has acted as a consultant to several companies specializing in lasers and dental implants. Dr. Chess was a director of the Southwest Products Company from 1991 until the company was sold in 1996, and was formerly a director of The Dentist Company, the "for profit" company of the California Dental Association, serving for one year of his six year tenure as Chairman of the Board. Dr. Chess is a graduate of Bowdoin College and received his D.D.S. from the Southern California School of Dentistry.

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

      The holder of the Company's outstanding Series A Preferred Stock is CDIJ, an indirect affiliate of Bright, a private company which owns and licensed to the Company, for the purpose of marketing the Offering, the servicemarks SMA2RTSM and Specialized Merger and Acquisition Allocated Risk
TransactionSM.

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


ITEM 10.    EXECUTIVE COMPENSATION

      No cash compensation will be paid or accrued for any officer or director in their capacities as such until after the consummation of the first Business Combination.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of March 30, 1998 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known to be the owner of more than 5% of the outstanding shares of Common Stock,
(ii) each director, and (iii) all executive officers and directors as a group.

                                      Amount and
                                      Nature of
                      Beneficial Percentage of Outstanding
   Name or Group(1)                   Ownership (2)  Shares of Common Stock
   ----------------                   -------------  ----------------------

Cranbrooke Corporation (4).........      50,000   (3)           5.6%
Richard L. Kramer..................           0                 0.0%
William L. Remley (4)..............      50,000   (3)           5.6%
Richard C. Hoffman.................           0                 0.0%
Robert D. Frankel..................      10,688                 1.2%
J. Thomas Chess....................      10,582                 1.2%
Shufro, Rose & Ehrman (5)..........     284,250                31.9%
Barry Rubenstein (5)...............      52,600                 5.9%
All executive officers and directors as a group
     (five persons)................      71,250   (3)           8.0%

(1)Each individual listed, except Shufro, Rose & Ehrman, has an address in care of the Company. The address for Cranbrooke Corporation is 1430 Broadway, 13th Floor, New York, New York 10018, Attention: President. The address for Shufro, Rose & Ehrman is 745 Fifth Avenue, New York, New York 10151-2600. The address for Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545.

(2)Unless otherwise noted, the Company believes that each person named in the table has sole voting and investment power with respect to all shares of Common Stock beneficially owned by him or it; except that Shufro, Rose & Ehrman claims sole voting power over only 100 shares and Barry Rubenstein claims sole voting and investment power over only 40,700 and shared voting and investment power over 11,900 shares.

(3)Excludes options to purchase 100,000 Units at $12.50 each, identical to the Units issued in the Offering, held by Cranbrooke Corporation. See Item 13. Certain Relationships and Related Transactions.

(4)William L. Remley, a Director and President of the Company is the President and a Director of Cranbrooke, the owner of 40,000 shares of Common Stock of the Company, as to which stock he disclaims beneficial ownership.

(5)Based upon information contained in such holder's Schedule 13(D) or 13(G) filed with the Securities and Exchange Commission.

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

ITEM 12.....CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      In October 1995, Bright's predecessor granted the Company a non-exclusive license to use, for the sole purpose of the Offering, Bright's SMA2RTSM and Specialized Merger and Acquisition Allocated Risk TransactionSM servicemarks. In consideration of Bright granting the non-exclusive license to the Company, the Company paid a total of $100,000 to Bright. The value paid by the Company was negotiated at arm's length, although no objective criteria were used to measure the value of the license. One important consideration, however, is that Bright previously licensed the SMA2RTSM name and structure to Initial Acquisition Corp., which successfully completed an initial public offering in May, 1995.

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

      Richard C. Hoffman, Secretary and a director of the Company, acts as general counsel to the Company. The Company utilizes Richard C. Hoffman, P.C., a law firm of which Mr. Hoffman is sole shareholder, for legal services in connection with Company activities. Fees paid by the Company for these services totaled approximately $61,000 and $68,000 through December 31, 1997 and 1996 respectively, of which $0 and $48,000 was attributable to the Offering.

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




ITEM 13.....EXHIBITS AND REPORT ON FORM 8-K

      (a) The following are filed as a part of this report.

      (1)...Financial Statements

                                                                           Page

Report of Independent Certified Public Accountants .........................F-2

Statements of  Operations  for the Years  Ended
     December  31, 1997 and 1996 and period October 19, 1995
     (Date of inception) to December 31, 1997...............................F-3

Balance Sheet - December 31, 1997 and 1996..................................F-4

Statements of Stockholders' Equity and Common Stock Subject to Possible
     Redemption, October 19, 1995 (Date of inception)
     to December 31, 1997...................................................F-5

Statements of Cash Flows for the Years Ended  December 31, 1997
     and 1996 and the period October 19, 1995 (Date of inception)
     to December 31, 1997...................................................F-6

Notes to Financial Statements...............................................F-7


      (2)...Exhibits

            (a) Exhibit 10.6.A Amendment to the Engagement Letter of Ladenburg, Thalman & Co. dated September 6, 1996

            (b)    Exhibit 27:  Financial Data Schedule

            (c)    Reports on Form 8-K

                   None.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 1998.



                                    ORION ACQUISITION CORP. II



                                    By: /s/ William L. Remley
                                       William L. Remley
                                       President   (Principal   Executive  and
Accounting Officer)





      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Richard L. Kramer                                 April 1, 1998
------------------------------                        -------------
Richard L. Kramer, Chairman of the Board              Date



/s/ Richard C. Hoffman                                April 1, 1998
------------------------------                        -------------
Richard C. Hoffman, Director                          Date



/s/ William L. Remley                                 April 1, 1998
William L. Remley, Director                           Date

                          ORION ACQUISITION CORP. II
                   (a corporation in the development stage)

                             FINANCIAL STATEMENTS


             YEARS ENDED DECEMBER 31, 1997 AND 1996, AND FOR THE
       PERIOD OCTOBER 19, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 1997

Report of Independent Certified Public Accountants











Board of Directors and Stockholders of
   Orion Acquisition Corp. II
   New York, New York

We have audited the accompanying balance sheets of Orion Acquisition Corp. II (a corporation in the development stage), as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and common stock subject to possible redemption, and cash flows for the years ended December 31, 1997 and 1996, and for the period October 19, 1995 ( Date of Inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, in the event the Company does not consummate a Business Combination within 24 months from the consummation of its Public Offering of common stock (see Note 2), the Company will submit for stockholder consideration a proposal for liquidation. This 24-month period ends July 2, 1998.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Orion Acquisition Corp. II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and for the period October 19, 1995 (Date of Inception) to December 31, 1997 in conformity with generally accepted accounting principles.



/s/BDO Seidman, LLP
BDO Seidman, LLP



New York, New York

March 12, 1998

                          ORION ACQUISITION CORP. II
                   (a corporation in the development stage)

                           STATEMENTS OF OPERATIONS


                                                               October 19,
                                                                   1995
                                            Year ended         (inception)
                                           December 31,             to
                                                               December 31,

                                         1997         1996          1997
                                         ----         ----          ----

Interest income                      $ 475,112    $ 222,444     $ 697,556

General and administrative expenses   (294,447)     (82,172)     (376,619)

Stock based compensation expense      (100,000)           -      (100,000)

Interest expense                             -      (57,694)      (57,694)
                                     ---------    ----------    ----------

Net income before income taxes          80,665       82,578       163,243

Provision for taxes                    (76,399)     (39,927)     (116,326)
                                     ----------   ----------    ----------

Net income                           $   4,266    $  42,651     $  46,917
                                     =========    =========     =========

Earnings per share:

   Basic                             $    0.00    $    0.09
                                     =========    =========
   Diluted                           $    0.00    $    0.09
                                     =========    =========


Weighted average common shares outstanding:

   Basic                               890,000      446,313
                                     =========    =========
   Diluted                             890,000      446,313
                                     =========    =========




See accompanying notes to financial statements.

                          ORION ACQUISITION CORP. II
                   (a corporation in the development stage)

                                BALANCE SHEETS

                                                    December 31,   December 31,
                                                        1997           1996
                                                        ----           ----

ASSETS

Cash                                               $  312,010      $ 628,865
Restricted cash                                       453,209          9,362
US Treasury bills - restricted                      7,999,895      7,998,644
Accrued investment interest receivable                208,100        202,582
Deferred acquisition costs                              8,072              -
                                                   ----------     ----------

                                                   $8,981,286     $8,839,453
                                                   ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                   $   92,964     $   55,397

Common stock, subject to possible conversion of
   160,000 shares at redemption value               1,732,240      1,642,118

Commitment

Stockholders' equity:
Convertible preferred stock, $.01 par value
   1,000,000 shares authorized
   110 shares issued and outstanding                        1              1
Common stock, $.01 par value 10,000,000
   shares authorized; 890,000 shares issued and
   outstanding (which includes shares subject to
   possible redemption)                                 8,900          8,900

Additional paid-in capital                          7,232,504      7,132,504
(Deficit) earnings accumulated during
          development stage                           (85,323)           533
                                                   -----------    ----------
Total stockholders' equity                          7,156,082      7,141,938
                                                   ----------     ----------
                                                   $8,981,286     $8,839,453
                                                   ==========     ==========



See accompanying notes to financial statements.

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                                  STATEMENTS OF
                      STOCKHOLDERS' EQUITY AND COMMON STOCK
                         SUBJECT TO POSSIBLE REDEMPTION
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
   FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) THROUGH DECEMBER 31, 1997





                                                                                                        Earnings
                                                                         Common Stock                  Accumulated
                                                                          Subject to       Additional  During the
                                 Preferred Stock      Common Stock    Possible Redemption   Paid-in    Development
                                Shares     Amount    Shares   Amount    Shares    Amount    Capital       Stage
                                ------     ------    ------   ------    ------    ------    -------       -----


BALANCE AT OCTOBER 19, 1995          -  $      -         -  $     -         -  $      -    $      -    $     -
   Issuance of Founders
   Shares...............             -         -    16,500      165         -         -       1,485          -
                                ------    ------    ------   ------     -----     -----       -----      -----
BALANCE AT DECEMBER 31, 1995         -         -    16,500      165         -         -       1,485          -
   Issuance of Founders Shares       -         -    58,500      585         -         -       5,265          -
   Sale of private placement
      shares                         -         -    15,000      150         -         -       7,350          -
   Sale of convertible
      preferred stock              110         1         -        -         -         -      10,999          -
   Sale of 800,000 shares,
      net of underwriting
      discounts and offering
      costs                          -         -   640,000    8,000   160,000  1,600,000   7,107,405         -
   Net income...........             -         -         -        -         -          -           -    42,651
   Accretion to redemption
     value of common stock           -         -         -        -         -     42,118           -   (42,118)
                               -------   -------   -------    -----   -------  ---------   ---------   --------
BALANCE AT DECEMBER 31, 1996       110         1   730,000    8,900   160,000  1,642,118   7,132,504       533
   Issuance of  options              -         -         -        -         -          -     100,000         -
   Net income...........             -         -         -        -         -          -           -     4,266
   Accretion to redemption
     value of common stock           -         -         -        -         -     90,122           -   (90,122)
                               -------   -------   -------   ------   -------  ---------   ---------   --------
BALANCE AT DECEMBER 31, 1997       110  $      1   730,000   $8,900   160,000 $1,732,240  $7,232,504  $(85,323)
                               =======  ========   =======   ======   ======= ==========  ==========  =========

See accompanying notes to
financial statements

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS

                                                                                  October 19, 1995
                                                                                     (inception)
                                                                Year Ended             through
                                                               December 31,          December 31,
                                                            1997           1996          1997
                                                            ----           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................   $     4,266    $    42,651    $    46,917
Adjustments to reconcile net loss to net cash
   provided by operating activities:
Note discount amortization ........................             -         37,500         37,500
Stock based compensation expense ..................       100,000              -        100,000
Changes in working capital:
   Increase in accrued investment receivables .....        (5,518)      (202,582)      (208,100)
   Increase in accrued expenses ...................        37,567         55,397         92,964
                                                           ------         ------         ------

Cash provided by (used) in operating activities ...       136,315        (67,034)        69,281
                                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of U.S. Treasury bills and
   other increases in restricted cash .............      (445,098)    (8,008,006)    (8,453,104)
Increase in deferred acquisition costs ............        (8,072)             -         (8,072)
                                                       -----------    ----------     ----------

Cash used in investing activities .................      (453,170)    (8,008,006)    (8,461,176)
                                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of units and redeemable Class B
   purchase warrants, net of public offering
   expenses .......................................             -      8,677,905      8,677,905
Issuance of unsecured promissory notes ............             -        100,000        100,000
Repayment of unsecured promissory notes ...........             -       (100,000)      (100,000)
Issuance of founders' shares ......................             -          5,850          7,500
Issuance of private placement shares ..............             -          7,500          7,500
Issuance of convertible preferred stock                         -         11,000         11,000
                                                      -----------    -----------    -----------

Cash provided by financing activities .............             -      8,702,255      8,703,905
                                                      -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH ...................      (316,855)       627,215        312,010

Cash, beginning of year ...........................       628,865          1,650              -
                                                      -----------    -----------    -----------

Cash, end of year .................................   $   312,010    $   628,865    $   312,010
                                                      ===========    ===========    ===========





See accompanying notes to financial statements

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

      The registration statement for the Company's Initial Public Offering (the "Offering") became effective on July 2, 1996. The Company consummated the Offering on July 9, 1996 and with the underwriters exercising of their overallotment option to purchase 38,100 Class B Warrants on August 5, 1996 raised net proceeds of approximately $8,700,000 (See Note 2). The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An aggregate of $8,000,000 of the net proceeds are held in an escrow account which are invested until released in short-term United States Government Securities comprised primarily of Treasury bills ("Proceeds Escrow Account"), subject to release at the earlier of (i) consummation of its first Business Combination, or (ii) liquidation of the Company (see below). The remaining proceeds were used to pay for costs relating to the Offering and have been and will continue to be used for expenses relating to business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses in addition to other expenses.

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

      All shares of the common stock outstanding immediately prior to the date of the Offering have been placed in escrow until the earlier of (i) the occurrence of the first Business Combination, or (ii) July 2, 1998, since the Company has become a party to a letter of intent to effect a Business Combination and, therefore, has met the Extension Criteria to extend to a July 2, 1998 liquidation date. During the escrow period, the holders of the escrowed stock will not be able to sell or otherwise transfer their respective shares of the escrowed stock (with certain exceptions) but will retain all other rights as stockholders of the Company including, without limitation, the right to vote escrowed shares of Common Stock, subject to their agreement to vote their shares in accordance with a vote of a majority of the non-affiliated public stockholders with respect to a consummation of a Business Combination as a liquidation proposal, but excluding the right to request the redemption of escrowed stock pursuant to a Redemption Offer.

      If Company does not effect a Business Combination by July 2, 1998, the Company will submit for stockholder consideration a proposal to liquidate the Company, and if approved, distribute to the then holders of common stock (issued in the Offering or acquired in the open market thereafter) all assets remaining available for distribution after payment of liabilities and after having made appropriate provisions for the payment of liquidating distributions upon each class of stock, if any, having preference over the common stock.


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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Net Earnings Per Common Share

            In 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilative effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings share amounts for all periods have been presented, and where necessary, restated to conform to the FAS 128 requirements.

            Net earnings per common share for the years December 31, 1997 and 1996 are computed by dividing net earnings by the weighted average common shares outstanding during the year. The assumed exercise of common stock equivalents was not utilized due to their exercise being predicated on the consummation of a Business Combination.

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

      (d) Fair Value of Financial Instruments

            The  carrying  values  of  financial   instruments  including  cash,
restricted cash, U.S. Treasury bonds, accrued investment interest receivable and accrued expenses approximate fair value at December 31, 1997.

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

NOTE 4 - INVESTMENTS

      A substantial portion of the assets of the Company are invested in U.S. Treasury Bills having maturities in January of 1998 which were subsequently extended to April, 1998. Aggregate cost basis and market value of these securities as of December 31, 1997 totaled approximately $8,208,000 and $8,201,000, respectively. These securities, in addition to the restricted cash as shown on the balance sheet together totaling $8,453,104, are held in an escrow account with a bank. The ultimate use of these funds are restricted as described in Note 1.


NOTE 5 - RELATED PARTIES

      Richard C. Hoffman, Secretary and a director of the Company, acts as general counsel to the Company. The Company utilizes Richard C. Hoffman, P.C., a law firm of which Mr. Hoffman is sole shareholder, for legal services in connection with Company activities. Fees paid by the Company for these services totaled approximately $61,000 and $68,000 for the years ended December 31, 1997 and 1996, respectively, of which $0 and $48,000 were attributable to the Offering.

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

            The Company has outstanding 110 shares of Series A preferred stock which is owned by CDIJ Capital Partners, L.P., an indirect affiliate of Bright Licensing Corp. The purchase price for such shares was $11,000 in the aggregate, which was paid simultaneously with the consummation of the Offering. The Series A preferred stock are non-voting and are each convertible into 1,000 shares of common stock for a period of one year following the consummation of a Business Combination. In the event that a Business Combination does not occur by July 2, 1998, the Series A preferred stock will be redeemed by the Company at its original cost basis.

      (c) Options

      On July 9, 1996, the Company granted options to purchase 100,000 Units to Cranbrooke Corporation, a Delaware corporation which is affiliated with two officers of the Company. The option is exercisable for a period of three years from the date of a Business Combination at an exercise price of $12.50 per Unit. The option is fully vested; however, the options will be canceled if Mr. Kramer and Mr. Remley cease to serve as directors or executive officers of the Company prior to the Business Combination. The shares issuable upon exercise of the options and underlying warrants may not be sold or otherwise transferred for 120 days subsequent to the first Business Combination.

      Effective January 10, 1997 an investment bank engaged to assist the company, was granted an option to purchase 10,000 shares of Common Stock, par value $.01 per share owned by Cranbrooke at a purchase price of $.10 per share. The Company recorded a non-cash charge of $100,000 that represents the fair value of the options at the date of grant as calculated using the Black-Scholes option pricing model.

      (d) Warrants

            In connection with the Offering, the Company issued warrants to the underwriters for 80,000 units at an exercise price of $11.00 per unit and 32,000 Class B warrants at an exercise price of $6.1875 per unit. These warrants are initially exercisable for a period of four years commencing on July 2, 1997. The underwriter's warrants contain anti-dilution provisions providing for adjustment of the number of warrants and exercise price under certain circumstances. The underwriter's warrants grant to the holders thereof certain rights of registration of the Units and Class B warrants issuable upon exercise of the underwriter's warrants.


NOTE  7 - COMMITMENT

      (a) The Company, pursuant to an oral agreement, utilizes the offices of Mentmore Holdings Corporation, a Delaware corporation of which Mr. Kramer, the Company's Chairman of the Board and Mr. Remley, the Company's President and CEO, are respectively Chairman of the Board and President. Mentmore is also affiliated with Cranbrooke Corporation, a stockholder of the Company. Mentmore has agreed that, until the acquisition of a target business by the Company, it will make such office space and secretarial services available to the Company, as may be required by the Company from time to time, at the rate of $2,500 per month, commencing July 10, 1996. Management believes that these terms compare favorably to any arrangement which might be made with an unaffiliated party. Such costs reflected in the financial statements totaled $30,000 and $14,274 for the year ended December 31, 1997 and 1996, respectively.

      (b) On September 6, 1996, the Company entered into an agreement with Ladenburg, Thalmann &Co., Inc. (Ladenburg) to assist the Company as its exclusive financial advisor in connection with its acquisition targeting activities. The Company will pay the monthly sum of $3,500 to Ladenburg as a retainer for these services through the life of this agreement which was amended to continue on a month-to-month basis as of April 30, 1997. In addition, the Company paid Ladenburg approximately $59,000 during 1997 for preparation of a fairness opinion in connection with a proposed acquisition transaction which was not consummated.

NOTE  8 - INCOME TAXES


      Federal and state income tax provisions are as follows:

                                            Year ended December 31,
                                              1997           1996
      Current:
      Federal                               $33,916        $30,081
      State and local                        42,483          9,846
                                       ------------      ---------
                                            $76,399        $39,927
                                       ------------      ---------


The company has a net deferred tax asset of approximately $35,000 relating to stock based compensation. The net deferred tax asset has been fully reserved. If a Business Combination should occur, the deferred tax asset would potentially be utilized in a tax year.

NOTE  9 - SUBSEQUENT EVENT

      In December 1997, the Company signed a letter of intent to engage in a Business Combination with DVM Pharmaceuticals, Inc. ("DVM") which will result in the current shareholders of Orion II owning, in the aggregate, twenty per cent (20%) of outstanding common stock of the combined companies. IVAX Corporation currently holds 100% of the stock of DVM. DVM manufactures and distributes a broad range of dermatological products for veterinary uses. Negotiations are continuing with IVAX as of the filing date of this report, and there can be no assurance that any definitive acquisition agreement will be executed and proposed for Shareholder approval, or that if such agreement is presented to the Company's shareholders for their approval, that such transaction will be approved by the Company's shareholders, or that if such transaction is approved by the Company's shareholders, that the transaction will in fact be completed. If the proposed transaction with IVAX to acquire an interest in DVM is not completed, the Company will present a proposal to its shareholders to liquidate the Company due to (i) the lack of a presently-identified suitable alternative Target Business; (ii) the probable inability to identify such an alternative Target Business and conclude a Business Combination with respect thereto by the July 2, 1998 deadline; and (iii) the lack of a sufficient level of unrestricted cash to pursue alternative transactions.

Exhibit 10.6.A

Ladenburg, Thalmann & Co. Inc.

                                                           590 Madison Avenue
                                                     New York, New York 10022
                                                                 212.940.2167


April 30, 1997


Orion Acquisition Corp. II
1430 Broadway
13th Floor
New York, NY 10018-3308

Attention:  Mr. William Remley

            Re:  Amendment to Letter Agreement Dated September 6, 1996

Gentlemen:

     This is to confirm our agreement to amend the September 6, 1996 letter agreement (the "Agreement") between Orion Acquisition Corporation II (the "Company") and Ladenburg Thalmann & Company ("Ladenburg"). The Agreement shall be amended as follows:

       (1)  No  fees  shall  be  due  Ladenburg  under  Paragraph  II B for  the
            acquisition   of   Kleinert    Industries    Inc.   (the   "Kleinert
            Transaction").

       (2) Either Ladenburg or the Company may terminate the Agreement as of the end of the month upon no less than 30 day's prior written notice. The provisions of Section II B (other than for the Kleinert Transaction), Section II D and Section III shall survive the termination and/or expiration of the Agreement.

       (3) A separate agreement for the preparation of a Fairness Opinion (the "April 30, 1997 Letter Agreement") shall be Executed by Ladenburg and the Company contemporaneously with the execution of this agreement.

       (4) The consideration to provide the Opinion for the Kleinert Transaction (as defined in Paragraph 1.4 and 2 C in the September 6, 1996 Letter Agreement) shall be $25,000. This shall be in addition to the consideration for the Fairness Opinion (as defined in the April 30, 1997 Letter Agreement). In the event that Kleinert Transaction is not consummated, then the total consideration (as defined in Paragraph 2 C in the September 6, 1996 Letter Agreement and the April 30, 1997 Letter Agreement) shall be $50,000.

       (5) All other terms and conditions of the Original Agreement shall remain unchanged.

Mr. William Remley
Orion Acquisition Corp. II
April 30, 1997
Page 2



Please confirm your acceptance of this amendment by signing below.



                                          Very truly yours,
                                          LADENBURG, THALMANN & CO. INC.


                                          By:   /s/Seth E. Lemler
                                          -----------------------
                                                Seth E. Lemler
                                                Managing Director




ACCEPTED AND AGREED TO:

ORION ACQUISITION CORPORATION

By:   /s/William Remley
      William Remley

Date: May 2, 1997

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


                                          LADENBURG, THALMANN & CO. INC.


                                          BY:  /s/ Ronald J. Kramer
                                          -------------------------
                                          Ronald J. Kramer
                                          Chief Executive Officer



ORION ACQUISITION CORP. II


BY:   /s/ William Remley
------------------------
     William S. Remley, President