Form 10-Q
period 1998-03-31
ORION ACQUISITION CORP II
filed 1998-05-13
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___




As of May 1, 1998, 890,000 shares of Common Stock were issued and outstanding.


--------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                           ORION ACQUISITION CORP. II
                   (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                     October 19,
                                                                        1995
                                                  Three Months       (inception)
                                                      Ended            through
                                                    March 31,         March 31,
                                               1998        1997         1998
                                               ----        ----         ----


Interest income .........................   $ 110,142     $116,289    $ 807,698

General and administrative expense ......    (112,384)     (87,387)    (528,930)

Stock based compensation expense ........        --           --       (100,000)

Interest expense ........................        --           --        (57,694)
                                            ---------    ---------    ---------

(Loss) income before income taxes .......      (2,242)      28,902      121,074

Provision for income taxes ..............      (7,355)     (11,347)     (83,754)
                                            ---------    ---------    ---------
Net (loss) income .......................   $  (9,597)   $  17,555    $  37,320
                                            =========    =========    =========


Earnings per share:

   Basic                                    $   (0.01)   $    0.02
                                            ==========   =========

   Diluted                                  $   (0.01)   $    0.02
                                            ==========   =========

Weighted average common shares outstanding:

   Basic                                      890,000      890,000
                                            =========    =========
   Diluted                                    890,000      890,000
                                            =========    =========



See notes to accompanying unaudited financial statements

                           ORION ACQUISITION CORP. II
                   (a corporation in the development stage)


                                 BALANCE SHEETS

                                   (Unaudited)


                                                       March 31,    December 31,
                                                          1998          1997
                                                          ----          ----

ASSETS

Cash .............................................   $   231,895    $   312,010
Restricted cash ..................................        31,685        453,209
US Treasury bills - restricted ...................     8,639,852      7,999,895
Accrued investment interest receivable ...........        95,737        208,100
Deferred acquisition costs
                                                            --            8,072
                                                     -----------    -----------
Total Assets .....................................   $ 8,999,169    $ 8,981,286
                                                     ===========    ===========

IABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses .................................   $   120,444    $    92,964
Common stock, subject to possible conversion of
  160,000 shares at redemption value .............     1,753,455      1,732,240


Commitment                                                     -              -

Stockholders' equity:
  Convertible preferred stock, $.01 par value,
    1,000,000 shares authorized: .................             1              1

    110 shares issued and outstanding
  Common stock, $.01 par value 10,000,000
    Shares authorized; 890,000 shares issued and
    Outstanding (which includes shares subject to          8,900          8,900
possible redemption)
  Additional paid-in capital .....................     7,232,504      7,232,504
  Earnings accumulated during development stage ..      (116,135)       (85,323)
                                                     -----------    -----------
    Total stockholders' equity ...................     7,125,270      7,156,082
                                                     -----------    -----------

  Total liabilities and stockholders' equity .....   $ 8,999,169    $ 8,981,286
                                                     ===========    ===========



See notes to accompanying unaudited financial statements.

                           ORION ACQUISITION CORP. II
                   (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     October 19,
                                                                         1995
                                                                     (inception)
                                             Three Months Ended        through
                                                  March 31,            March 31,
                                            1998          1997           1998
                                            ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ...............   $    (9,597)   $    17,555    $    37,320
  Adjustments to reconcile net
  (loss) income to net cash
  provided by operating
  activities:
  Note discount amortization ......          --             --           37,500

  Stock based compensation expense           --             --          100,000

  Changes in working capital:
   Decrease (increase) in accrued
    Investment receivables ........       112,363         23,277        (95,737)
   Decrease in prepaids and other .          --           (2,500)          --
   Increase in accrued expenses ...        27,480          3,487        120,444
                                      -----------    -----------    -----------

   Cash provided by operating
    Activities: ...................       130,246         41,819        199,527
                                      -----------    -----------    -----------


CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of U.S. Treasury
     bills and other increases ....      (218,433)      (132,246)    (8,671,537)
     in restricted cash
  Decrease in deferred
     acquisitions costs ...........         8,072           --             --
                                      -----------    -----------    -----------
  Cash used by investing
     activities ...................      (210,361)      (132,246)    (8,671,537)
                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Issue of units and redeemable
    Class B Purchase warrants, net           --             --        8,677,905
  Issuance of unsecured
    promissory notes ..............          --             --          100,000
  Repayment of unsecured
    promissory notes ..............          --             --         (100,000)
  Issuance of founders' shares ....          --             --            7,500
  Issuance of private placement
    shares ........................          --             --            7,500
  Issuance of convertible
     preferred stock ..............          --             --           11,000
                                      -----------    -----------    -----------

Cash provided by financing
     activities ...................          --             --        8,703,905
                                      -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH ...       (80,115)       (90,427)       231,895


   Cash at beginning of period ....       312,010        628,865           --
                                      -----------    -----------    -----------

   Cash at end of period ..........   $   231,895    $   538,438    $   231,895
                                      ===========    ===========    ===========



See notes to accompanying unaudited financial statements.

                           ORION ACQUISITION CORP. II
                   (a corporation in the development stage)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1.     BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation which were of a normal and recurring nature have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited financial statements should be read in conjunction with the financial statements and related notes included on Form 10-KSB for the year ended December 31, 1997 and period October 19, 1995 (Date of inception) to December 31, 1997.


NOTE 2.     INVESTMENTS

      The proceeds of $8,663,206 are included under restricted cash on the balance sheet and are held in an escrow account with a bank. On January 13, 1998 U.S. Treasury Bills having maturities in April of 1998 were purchased at a cost of $8,639,852 and a maturity value of $8,750,000.

      The ultimate use of these funds is restricted and subject to release at the earlier of (i) consummation of its first business combination, or (ii) liquidation of the Company.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has been unsuccessful thus far in locating a viable transaction for shareholder approval. On May 7, 1998, the Company announced that it had terminated discussions with IVAX Corporation ("IVAX") concerning the purchase of IVAX Corporation's DVM Pharmaceuticals subsidiary ("DVM"). The reason for the termination of discussions was a material change in the prospective business plan of DVM, of which IVAX would have remained the majority shareholder. The changed business plan was deemed to be inconsistent with the market needs of the Company. Management will continue to seek an alternative acquisition candidate through June, failing which the Company expects to propose to Shareholders that the Company seek liquidation. Results for the three-month periods through March 31, 1998 and 1997, respectively, consisted of investment income earned from Treasury bonds held in escrow less expenses associated with general and administrative overheads and due diligence activities.


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


                                                ORION ACQUISITION CORP. II


Dated:  May 13, 1998                            By:   /s/William L. Remley
                                                   -----------------------
                                                      William L. Remley
                                                      President & Treasurer