Form 10QSB
period 1998-06-30
ORION ACQUISITION CORP II
filed 1998-08-13
CIK 1011835

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of August 1, 1998, 890,000 shares of Common Stock were issued and outstanding.

-------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ORION ACQUISITION CORP. II

                   (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     October 19,
                                    Three Months      Six Months        1995
                                        Ended           Ended        (inception)
                                      June 30,         June 30,        through
                                                                       June 30,
                                1998          1997      1998            1998
                                ----          ----      ----            ----

Interest income ...........   $ 109,528    $ 119,704    $ 219,670    $ 917,226

Operating expense .........     (28,117)     (41,098)    (140,501)    (557,046)

Stock-based compensation
 expense ..................        --           --           --       (100,000)

Interest expense ..........        --           --           --        (57,694)
                              ---------    ---------    ---------    ---------

Income (loss) before
 income taxes .............      81,411       78,606       79,169      202,486

Provision for income)
  taxes ...................     (17,403)     (37,334)     (24,758)    (101,158)
                              ---------    ---------    ---------    ---------
Net income (loss) .........   $  64,008    $  41,272    $  54,411    $ 101,328
                              =========    =========    =========    =========

Earnings per share:

   Basic ..................   $    0.07    $    0.05    $    0.06
                              =========    =========    =========

   Diluted ................   $    0.07    $    0.05    $    0.06
                              =========    =========    =========
Weighted average common
shares outstanding:

   Basic ..................     890,000      890,000      890,000
                               =========    =========    =========

   Diluted ................     890,000      890,000      890,000
                               =========    =========    =========


See notes to accompanying unaudited financial statements

                          ORION ACQUISITION CORP. II
                   (a corporation in the development stage)


                               BALANCE SHEETS

                                (Unaudited)


                                                      June 30,      December 31,
                                                        1998            1997

ASSETS

Cash                                                $  114,390      $   312,010
Restricted cash                                        184,989          453,209
US Treasury bills - restricted                       8,637,530        7,999,895
Accrued investment interest receivable                  51,791          208,100
Deferred acquisition costs                                 845            8,072
                                                    ----------       ----------

Total assets                                        $ 8,989,545     $ 8,981,286
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                    $    46,811     $    92,964


Common stock, subject to possible conversion of
  160,000 shares at redemption value                  1,774,862       1,732,240

Commitments and contingencies                                 -               -
Stockholders' equity:
   Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized:                            1               1
      110 shares issued and outstanding
   Common stock, $.01 par value 10,000,000
      shares  authorized;  890,000 shares
      issued and outstanding (which includes
      shares subject to possible redemption)              8,900           8,900
   Additional paid-in capital                         7,232,504       7,232,504
   Earnings accumulated during development
      stage                                             (73,533)        (85,323)
                                                      ----------      ---------


      Total stockholders' equity                      7,167,872       7,156,082
                                                      ---------       ---------

   Total liabilities and stockholders' equity       $ 8,989,545     $ 8,981,286
                                                    ===========     ===========

See notes to accompanying unaudited financial statements

                           ORION ACQUISITION CORP. II
                   (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS


                                                          Six Months    October
                                                             Ended     19, 1995
                                     Three Months Ended    June 30,  (inception)
                                          June 30,                      through
                                                                        June 30,
                                      1998        1997       1998        1998
                                      ----        ----       ----        ----

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                       $ 64,008    $ 41,272   $ 54,411    $ 101,328
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
  Note discount amortization              -           -          -       37,500
  Stock based compensation expense        -           -          -      100,000
  Changes in working capital:
   Decrease (increase) in accrued
     investment receivables          43,946     174,157    156,309      (51,791)
   Decrease in prepaids and other         -         256          -            -
   (Decrease) increase in accrued
    expenses                        (73,633)     37,631    (46,153)      46,811
                                   ---------   --------   ---------   ---------


Cash provided by operating
   activities                        34,321     253,316    164,567      233,848
                                   --------    --------   --------    ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of U.S. Treasury
   bills and other increases
   in restricted cash             (150,981)   (287,351)  (369,414)   (8,822,518)
  (Increase) decrease in deferred
   acquisition costs                  (845)          -      7,227          (845)
                                  ---------   --------   --------     ---------
   Cash used by investing
     activities                   (151,826)   (287,351)  (362,187)   (8,823,363)
                                  ---------   ---------  ---------   -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Issuance of units and
   redeemable Class B purchase
   warrants, net                          -           -          -    8,677,905
  Issuance of unsecured
  promissory notes                        -           -          -      100,000
  Repayment of unsecured
  promissory notes                        -           -          -     (100,000)
  Issuance of founders' shares            -           -          -        7,500
  Issuance of private placement
  shares                                  -           -          -        7,500
  Issuance of convertible
  preferred stock                         -           -          -       11,000
                                   --------    --------   --------    ---------
   Cash provided by financing
   activities                             -           -          -    8,703,905
                                   --------    --------   --------    ---------

NET (DECREASE) INCREASE IN CASH    (117,505)    (34,035)  (197,620)     114,390

   Cash at beginning of period      231,895     538,438    312,010            -
                                   --------    --------   --------    ---------

   Cash at end of period           $114,390    $504,403   $114,390    $ 114,390
                                   ========    ========   ========    =========


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

NOTE 2.     INVESTMENTS

      On April 30, 1998 U.S. Treasury Bills with a cost basis of $8,639,852 matured. The proceeds of $8,797,267 are included under restricted cash on the balance sheet and are held in an escrow account with a bank. On May 31, 1998 U.S. Treasury Bills having maturities in August of 1998 were purchased at a cost of $8,637,530 and a maturity value of $8,750,000.

      The ultimate use of these funds is restricted and subject to release at the earlier of (i) consummation of its first business combination, or (ii) liquidation of the Company.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In July of 1998, the Company signed a non-binding letter of intent to acquire a mortgage banking business ("the Target"). Under the terms of the letter of intent, the former owners of the Target will receive shares of a new class of Orion common stock which will initially equal one percent (1%) of Orion's issued and outstanding common stock, but have a vote equal to sixty-six and two-thirds percent (66 2/3%) of Orion's total voting power. This new class of Orion common stock would be exchangeable into ordinary Orion common stock at amounts computed according to a market-value based computation at the option of the holders for a period of seven years from completion of the transaction. Completion of the transaction is subject to, among other things, completion of due diligence, negotiation and execution of definitive documentation and approval by the shareholders of Orion, who will also be presented with the alternative option to liquidate Orion in accordance with Delaware law.

      Results for the three and six month periods through June 30, 1998 and 1997, respectively, consisted of investment income earned from Treasury Bonds held in escrow less expenses associated with general and administrative overheads and due diligence activities.

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



                                        By: /s/William L. Remley
Dated:  August 13, 1998                     William L. Remley
                                            President & Treasurer