Form 10-Q
period 1998-09-30
ORION ACQUISITION CORP II
filed 1998-11-23
CIK 1011835

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of November 1, 1998, 890,000 shares of Common Stock were issued and outstanding.
















--------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           ORION ACQUISITION CORP. II

                   (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     October 19,
                                         Three Months        Nine        1995
                                             Ended          Months   (inception)
                                         September 30,       Ended     through
                                                           September  September
                                                              30,        30,
                                      1998        1997       1998        1998
                                      ----        ----       ----        ----

Interest income                    $110,684    $118,756   $ 330,354  $1,027,910

Operating expense                   (18,645)   (103,224)   (159,147)   (535,766)

Stock-based compensation expense          -           -           -    (100,000)

Interest expense                          -           -           -     (57,694)
                                    -------     -------   ---------   ----------

Income (loss) before income taxes    92,039      15,532     171,207     334,450

Provision for income taxes          (46,417)     (4,264)    (71,175)   (187,500)
                                   --------    --------   ----------  ----------

Net income (loss)                   $45,622     $11,268   $ 100,032   $ 146,950
                                    =======     =======   =========   =========

Earnings per share:

   Basic                            $  0.05     $  0.01   $    0.11
                                    =======     =======   =========

   Diluted                          $  0.05     $  0.01   $    0.11
                                    =======     =======   =========
Weighted average common shares
   outstanding:

   Basic                            890,000     890,000     890,000
                                    =======     =======   =========

   Diluted                          890,000     890,000     890,000
                                    =======     =======   =========

See notes to accompanying unaudited financial statements

                           ORION ACQUISITION CORP. II
                   (a corporation in the development stage)


                                 BALANCE SHEETS

                                   (Unaudited)


                                                    September 30,   December 31,
                                                        1998            1997
                                                        ----            ----

ASSETS

Cash                                                $   65,882     $    312,010
Restricted cash                                        188,263          453,209
US Treasury bills - restricted                       8,749,689        7,999,895
Accrued investment interest receivable                  45,561          208,100
Deferred acquisition costs                                   -            8,072
                                                    ----------       ----------

Total assets                                        $ 9,049,395    $  8,981,286
                                                    ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                    $    61,041    $     92,964


Common stock, subject to possible conversion of
  160,000 shares at redemption value                  1,796,703       1,732,240

Commitments and contingencies                                 -               -
Stockholders' equity:
   Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized:
      110 shares issued and outstanding                       1               1
   Common stock,  $.01 par value 10,000,000
      shares authorized;  890,000 shares issued and
      outstanding (which includes shares subject
      to possible redemption)                             8,900           8,900
   Additional paid-in capital                         7,232,504       7,232,504
   Earnings accumulated during development stage        (49,754)        (85,323)
                                                    -----------     -----------

      Total stockholders' equity                      7,191,651       7,156,082
                                                    -----------    ------------

   Total liabilities and stockholders' equity       $ 9,049,395     $ 8,981,286
                                                    ===========     ===========

See notes to accompanying unaudited financial statements

                           ORION ACQUISITION CORP. II
                   (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                                     October 19,
                                                                         1995
                                                                     (inception)
                                                         Nine Months    through
                                     Three Months Ended      Ended     September
                                        September 30,    September 30,     30,
                                      1998        1997       1998        1998
                                      ----        ----       ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                       $ 45,622    $ 11,268   $100,032    $ 146,950
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
  Note discount amortization              -           -          -       37,500
  Stock based compensation expense        -           -          -      100,000
  Changes in working capital:
   Decrease (increase) in accrued
     investment receivables           6,230     (93,034)   162,539      (45,561)
   Decrease in pre-paids and other        -      (1,596)         -            -
   (Decrease) increase in accrued
    expenses                         14,228      22,535    (31,923)      61,041
                                   --------    --------   ---------   ---------
Cash provided by operating
    activities:                      66,080     (60,827)   230,648      299,930
                                   --------    ---------  --------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of U.S. Treasury bills
   and other increases in
   restricted cash                 (115,433)    (20,091)  (484,848)  (8,937,953)
  (Increase) decrease in deferred
   acquisition costs                    845           -      8,072            -
                                   --------    --------   --------    ---------

   Cash used by investing
     activities                    (114,588)    (20,091)  (476,776)  (8,937,953)
                                   ---------   ---------  ---------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of units and
   redeemable Class B purchase
   warrants, net                          -           -          -    8,677,905

  Issuance of unsecured
  promissory notes                        -           -          -      100,000
  Repayment of unsecured
  promissory notes                        -           -          -     (100,000)
  Issuance of founders' shares            -           -          -        7,500
  Issuance of private placement
  shares                                  -           -          -        7,500
  Issuance of convertible
    preferred stock                       -           -          -       11,000
                                   --------    --------   --------    ---------
 Cash provided by financing
 activities                               -           -          -    8,703,905
                                   --------    --------   --------    ---------



NET (DECREASE) INCREASE IN CASH     (48,508)    (80,918)  (246,128)      65,882

   Cash at beginning of period      114,390     504,403    312,010            -
                                   --------    --------   --------    ---------

   Cash at end of period           $ 65,882    $423,485   $ 65,882    $  65,882
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

NOTE 2.     INVESTMENTS

      On August 20, 1998 U.S. Treasury Bills with a cost basis of $8,637,530 matured. The proceeds of $8,750,000 are included under restricted cash on the balance sheet and are held in an escrow account with a bank. On August 24, 1998 U.S. Treasury Bills having maturities in November of 1998 were purchased at a cost of $8,749,689 and a maturity value of $8,854,000.

      The ultimate use of these funds is restricted and subject to release at the liquidation of the Company.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As a result of tumultuous market conditions during August and September of 1998, negotiations with a mortgage banking business targeted for acquisition in July 1998 deteriorated. As a result of not closing a business acquisition subsequent to July 2, 1998, the Company will submit for stockholder consideration, a proposal to liquidate the Company and distribute to the then holders of Common Stock acquired as part of the Units sold in the Offering or in the open market thereafter, the amount held in the escrow account maintained by the Proceeds Escrow Agent. Thereafter, all remaining assets available for distribution will be distributed to all holders of the Company's Common Stock after payment of liabilities and after appropriate provision has been made for the payment of liquidation distributions upon each class of stock, if any, having preference over the Common Stock. Since all stockholders of the Company immediately prior to the Closing Date of the Offering have agreed to waive their respective rights to participate in a liquidation distribution occurring prior to the first Business Combination, all of the assets of the Company, including any income and interest earned on the escrowed proceeds of the Offering, which may be distributed upon such liquidation would be distributed to the owners of the Common Stock issued as part of the Units in the Offering or in the open market thereafter. There can be no guarantee that the Company's liabilities at liquidation will not exceed the Company's unrestricted cash on hand. In such circumstances, there can be no assurance that creditors of the company will not be able to obtain payment out of escrowed funds.

      Results for the three and nine month periods through September 30, 1998 and 1997, respectively, consisted of investment income earned from Treasury Bonds held in escrow less expenses associated with general and administrative overheads and due diligence activities.



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

                                        ORION ACQUISITION CORP. II




Dated:  November 23, 1998               By: /s/  William L. Remley
                                            ---------------------------------
                                               William L. Remley
                                               President & Treasurer