Form 10-K
period 1998-12-31
ORION ACQUISITION CORP II
filed 1999-04-01
CIK 1011835

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1998           Commission File Number 000-20837

                          Orion Acquisition Corp. II
            (Exact name of registrant as specified in its charter)

               Delaware                               13-3863260
       (State of Incorporation)          (I.R.S. Employer Identification No.)

       1430 Broadway, 13th Floor                         10018
          New York, New York                          (Zip code)
(Address of principal executive office)

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

            YES X             NO

  As of March 29, 1999, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $7,949,375.

As of March 30, 1999, there were 890,000 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

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

      The Company did not effect a Business Combination by July 2, 1998. Therefore, the Company submitted for stockholder consideration a proposal to liquidate the Company and distribute to the holders of Common Stock acquired as part of the Units sold in its initial public offering or in the open market thereafter, the amounts in the interest bearing escrow account maintained by the Proceeds Escrow Agent. Such meeting was duly noticed to be held on January 12, 1999, but no quorum was present, and such meeting was adjourned until January 20, 1999, at which time again no quorum was present. The Company's future course is, therefore, subject to material uncertainty.

      Other than 90,000 Founders' Shares which are held in escrow, all 800,000 shares of Common Stock sold to the public in the Company's initial public offering are held in "street name", and accordingly, the Company has no way of ascertaining the beneficial ownership of such shares. Certain persons purporting to either be or to represent the beneficial owners of a number of shares close to a majority of the outstanding shares held by the public attended the January 12, 1999 special meeting of stockholders, without submitting their shares for quorum purposes, for the purpose of advising management of the Company that they did not approve of the Company's proposal to liquidate pursuant to Delaware law.

      On January 25, 1999, the Company received a Schedule 13D filing from a group consisting of MDB Capital Group LLC and three persons representing themselves  to be  principals  of MDB Capital  Group LLC.  Such group,  per such
Schedule 13D, is the beneficial owner of 138,400 shares of Common Stock. According to their Schedule 13D, such group intends among other items (i) to cause a change in all the current directors and officers of the Company, (ii) to cause a termination of the escrow account where substantially all of the Company's assets are located and "to cause the distribution of a significant portion of the funds as a return of capital and dividend income to the holders of only those shares of the Common Stock issued in the initial public offering of the Company on July 2, 1996. Funds not distributed may be constructively transferred to another entity in connection with a merger or business combination and will be used to fund the operations and pay the expenses of the Company", (iii) "to cause a change in the capital structure of the Company. The change may be effected by the elimination of some or all of the outstanding classes of equity securities and/or by modification of outstanding equity securities and the terms of options and warrants. These changes may be effected through negotiation and/or shareholder action", (iv) "to cause a change in the Certificate of Incorporation to eliminate the requirement that two-thirds of the stockholders of the Company are required to approve a business combination. This will be done in the near future, prior to any negotiations for a merger or other business combination. The effect of this may be to permit the Company to enter into a merger or business combination without the prior approval of the stockholders of the Company." Interested persons are referred to such Schedule 13D, which is filed with the Securities and Exchange Commission, for further information.

      Management of the Company has had informal discussions with the representatives of this group, and certain other persons representing themselves to be the beneficial owners of or investment advisors to beneficial owners of Common Stock who may support such a plan. No agreements or understandings have been reached as of the filing date of this Annual Report.

      Management has also received a written proposal from a reputable investment firm proposing to have the Company acquire a pharmaceutical company, which is a client of such investment firm. The terms of such proposal may be mutually inconsistent with the proposals of the MDB Capital Group LLC proposals. Management of the Company has been contacted informally by persons representing themselves to be or to represent beneficial owners of substantial numbers of the Company's Class B Warrants, who have indicated their support for this alternative proposal. Management has also received a letter from an attorney purporting to represent at least three beneficial owners of Common Stock, threatening the Company and its officers and directors with litigation if they do not act favorably on this merger proposal.

      Subject to fulfilling their fiduciary responsibilities, the Company's Board of Directors intends to accommodate the views of a majority of the Common Stockholders who purchased their shares in the Company's initial public offering or in open-market transactions thereafter.

      In addition, as of December 31, 1998, the Company had unrestricted cash (not held in escrow) of only $11,902, all of which has since been spent on trade payables. Under the terms of the escrow agreement with Chase Manhattan Bank under which the initial public offering proceeds were escrowed, management cannot obtain the release of such funds except upon liquidation of the Company, completion of a Business Combination, or with the consent of the Board of Directors and of both underwriters of the Company's initial public offering. The principal underwriter, H. J. Meyers & Co., Inc., has since ceased operations, and its last officer has declined to respond to the Company's request to consent to the release of any escrowed funds for the purpose of paying liabilities, which include federal, state and local income and franchise taxes, accounting and legal fees, and administrative charges, such liabilities are less than $200,000. While the Company had a net worth in excess of $9,000,000 at December 31, 1998 and continues to accrue interest income in the escrow account (the profits on which are taxable), there is an inadequate amount of available cash to pay any such liabilities. As a result, the Company may be forced to either file suit for a declaratory judgment to attempt to break the escrow or else to file for bankruptcy, unless stockholders are presented with and approve a reorganization proposal. Due to the large net worth of the Company, management expects there to be substantial assets remaining after any reorganization to distribute to Common Stockholders. However, the administrative costs of a bankruptcy proceeding can be large, and no prediction can be made as to the outcome of any such proceeding. The Company has received written threats of litigation from attorneys representing both stockholders and Class B Warrantholders, although no lawsuits have been served on the Company as of the date of filing this Annual Report. The costs of any such litigation are most likely to be borne by the Company and ultimately paid out of the escrowed funds.

Organization of the Company

      On July 9, 1996 (the "Closing Date") the Company consummated its initial public offering (the "Offering"). The Company sold 800,000 units ("Units") and 320,000 Class B redeemable common stock purchase warrants ("Class B Warrants") in the Offering. H.J. Meyers & Co., Inc. ("H.J. Meyers") and Northeast Securities, Inc. ("Northeast") were the representatives (the "Representatives"), of the several underwriters. Subsequently, on August 5, 1996, the underwriters exercised their overallotment option to purchase 38,100 Class B Warrants. Each Unit consists of one share of the Company's common stock and one Class A redeemable common stock purchase warrant ("Class A Warrants"). Each Class A Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $9.00 commencing on the date of a Business Combination and expiring on the fifth anniversary from such date, and each Class B Warrant entitles the holder to purchase one Unit at an exercise price of $0.125 commencing on the date of a Business Combination and expiring on the first anniversary from such date. The Class A Warrants and Class B Warrants are redeemable, each as a class, in whole and not in part, at a price of $0.05 per warrant upon 30 days' notice at any time provided that the Company has consummated a Business Combination and the last sale price of the common stock on all ten trading days ending on the day immediately prior to the day on which the Company gives notice of redemption, has been $11.00 or higher.

      After the Offering and the exercise of the overallotment, the Company received net proceeds of approximately $8,700,000 (the "Net Proceeds"), after giving effect to the payment of all underwriter discounts, the underwriters' non-accountable expenses allowance and offering expenses. Pursuant to the terms of the Offering, $8 million of the Net Proceeds, representing an amount equal to the gross proceeds from the sale of the Units, was placed in escrow with The Chase Manhattan Bank, N.A. (the "Proceeds Escrow Agent"), subject to release upon the earlier of written notification by the Company to the Proceeds Escrow Agent (i) of the Company's completion of a transaction or a series of transactions in which at least 50% of the gross proceeds from the Offering are committed to a specific line of business as a result of a Business Combination (including any redemption payments) or (ii) to distribute the escrowed proceeds in connection with a liquidation of the Company, to the holders of common stock purchased as part of the Units sold in the Offering or in the open market thereafter. The Company will notify the National Association of Securities Dealers, Inc. (the "NASD") prior to the release of funds from the escrow account. The escrowed Net Proceeds have been invested primarily in United States treasury bills. As noted above, it is currently necessary for the Company to release the approximately $200,000 from such escrow in order to pay taxes and other current liabilities.

     The Company's executive office is located at 1430 Broadway, 13th Floor, New York, New York 10018 and its telephone number is (212) 391-1392. Structuring of a Business Combination

      Pursuant to its current organizational documents, the Company will not acquire a Target Business unless the fair market value of such business, as determined by the Company based upon standards generally accepted by the financial community, including revenues, earnings, cash flow and book value (the "Fair Market Value"), is at least 80% of the net assets of the Company at the time of the consummation of a Business Combination (the "Fair Market Value Test"). If the Company determines that the financial statements of a proposed Target Business do not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm which is a member of the NASD with respect to the satisfaction of such criteria.

      As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of Business Combinations. If the Company does not liquidate, and pursues a Business Combination, the Company will evaluate  the  possible  tax  consequences  of  any  such  prospective  Business
Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to the Company, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or any relevant state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

      The Company may utilize cash derived from the Net Proceeds of the Offering, equity securities, debt securities or bank or other borrowings or a combination thereof as consideration in effecting a Business Combination. Although the Company's Board of Directors has the power to issue any or all of the authorized but unissued shares of Common Stock, the Company has agreed that it will not issue (other than pursuant to the Offering) any securities or grant options or warrants to purchase any securities of the Company without the consent of the Representatives, except in connection with effecting a Business Combination. Although the Company has no commitments to date to issue any shares of Common Stock or options or warrants, the Company will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a Business Combination, if any Business Combination ever occurs. To the extent that such additional shares are issued, dilution to the interests of the Company's stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any.

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

Stockholder Approval of Business Combinations

      Subject to any charter changes, which may be effected by the MDB Capital Group LLC or other stockholders, the Company, prior to the consummation of any Business Combination, is currently required to submit such transaction to the Company's stockholders for their approval, even if the nature of the Business Combination is such as would not ordinarily require stockholder approval under applicable state law. In connection with such request, the Company intends to provide stockholders with complete disclosure documentation in accordance with the proxy solicitation regulations under the Securities Exchange Act of 1934, including audited financial statements, concerning a Target Business. All of the Company's stockholders immediately prior to the Closing Date of the Offering ("Founders' Shares"), including all directors and the Company's executive officers, have agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company ("non-affiliated public stockholders") with respect to any such Business Combination. A Business Combination will not be consummated unless approved by a vote of two-thirds of the shares of Common Stock voted by the stockholders (in person or by proxy). In addition, the Delaware General Corporation Law requires approval of certain mergers and consolidations by a majority of the outstanding stock entitled to vote. Holders of Warrants who otherwise do not own any shares of Common Stock will not be entitled to vote on any Business Combination.

Redemption Rights

      At the time the Company seeks stockholder approval of any potential Business Combination, the Company will offer (the "Redemption Offer") to each of the non-affiliated public stockholders of the Company the right, for a specified period of time of not less than 20 calendar days, to redeem his shares of Common Stock at a price equal to the Liquidation Value (as defined below) of such shares as of the record date established for determining the stockholders entitled to vote with respect to the approval of a Business Combination (the "Record Date"). The Redemption Offer will be described in the disclosure documentation relating to the proposed Business Combination. The "Liquidation Value" for each share of Common Stock will be determined as of the Record Date by dividing (A) the greater of (i) the Company's net worth as reflected in the Company's then current financial statements as audited by the Company's independent accountants, or (ii) the amount of the proceeds of the Company in the escrow account (including interest earned thereon) by (B) the number of shares held by non-affiliated public stockholders. In connection with the Redemption Offer, if non-affiliated public stockholders holding 20% or less of the shares of Common Stock elect to redeem their shares, the Company may, but will not be required to, proceed with such Business Combination and, if the company elects to so proceed, will redeem such shares at their Liquidation Value as of the Record Date. Unless stockholders approve a different procedure, if non-affiliated public stockholders holding more than 20% of the Common Stock elect to redeem their shares, the Company will not proceed with such potential Business Combination and will not redeem such shares. Founders' Shares and holders of Warrants will only be allowed to participate in a Redemption Offer if they otherwise own shares of Common Stock.

Escrow of Outstanding Shares

      Pursuant to the terms of the Offering, all of the shares of Common Stock and Series A Preferred Stock of the Company outstanding immediately prior to the Closing Date of the Offering were placed in escrow with Campbell & Fleming, P.C., certain of whose principals subsequently became members of Epstein, Becker and Green, P.C., which then assumed the duties of Campbell & Fleming, P.C. with respect to such escrowed shares (the "Share Escrow Agent"), until 120 days after the occurrence of the consummation of the first Business Combination. During the escrow period, the holders of escrowed shares of Common Stock will not be able to sell or otherwise transfer their respective shares of Common Stock (with the exceptions described below), but will retain all other rights as stockholders of the Company, including, without limitation, the right to vote escrowed shares of Common Stock, subject to their agreement to vote their shares in accordance with a vote of a majority of the non-affiliated public stockholders with respect to a consummation of a Business Combination or liquidation proposal, but excluding the right to request the redemption of escrowed shares pursuant to a Redemption Offer. Subject to compliance with applicable securities laws, any such holder may transfer his, her, or its Stock held in escrow to a family member or to trust established for the benefit of himself, herself, or a family member or to another affiliated entity (with the consent of the Representatives which will not be unreasonably withheld) or, in the event of the holder's death by will or operation of law or in the case of dissolution or merger, provided that any such transferee must agree as a condition to such transfer to be bound by the restrictions on transfer applicable to the original holder and, in the case of present stockholders other than the holders of the 15,000 shares of Common Stock sold in a private placement in January, 1996, the transferor (except in the case of death) or successor will continue to be deemed the beneficial owner (as defined in Regulation 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of such transferred shares.

      Each of the executive officers and the other directors of the Company has agreed to surrender his shares to the Company at the purchase price at which such shares were acquired ($.10 per share) if he resigns prior to the occurrence of the consummation of the first Business Combination.

Employees

     The Company at December 31, 1998, 1997 and 1996, employed Mr. Richard L. Kramer, Mr. William L. Remley, and Mr. Richard C. Hoffman on a part-time basis. Such persons serve as officers and directors without compensation at least until completion of a Business Combination. Mr. Hoffman received fees for legal services rendered to the Company during 1998, 1997 and 1996 totaling approximately $7,000, $61,000 and $68,000 respectively.

ITEM 2.     DESCRIPTION OF PROPERTIES

      The Company, pursuant to an oral agreement, utilizes the offices of Mentmore Holdings Corporation ("Mentmore"), a Delaware corporation of which Mr. Kramer, the Company's Chairman of the Board and Mr. Remley, the Company's President and CEO, are respectively Chairman of the Board and President.
Mentmore is affiliated with Cranbrooke Corporation, a stockholder of the Company. Mentmore has agreed that, until the acquisition of a target business by the Company, it will make such office space and secretarial services available to the Company, as may be required by the Company from time to time at the rate of $2,500 per month, commencing July 10, 1996. Management believes that these terms compare favorably to any arrangement, which might be made with an unaffiliated party.

      The Company believes that this facility is well maintained and adequate to meet its needs in the foreseeable future pending the consummation of a Business Combination.

ITEM 3.     LEGAL PROCEEDINGS

      At this time, the Company is not involved in any pending legal proceedings involving it or any of its assets. The Company received two letters from attorneys during the first quarter of 1999 threatening legal action, one purporting to be on behalf of a Class B Warrantholder respecting the Company's failure to complete a Business Combination, and the other purporting to be on behalf of several Common Stockholders respecting the Company's failure to execute a letter of intent with a specific acquisition candidate. (See Item 1. Business - General)

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special meeting of stockholders was called for January 12, 1999 for the sole purpose of considering a proposal to cause the dissolution and liquidation of the Company pursuant to Delaware law. At such meeting, proxies were received voting 2,000 shares in favor of such proposal, 14,500 shares against such proposal and 150,575 shares abstained. Accordingly, no quorum (450,001 shares) was present and the meeting was adjourned until January 20, 1999, at which time again no quorum was present. No additional proxies were received in such interim, and the meeting was adjourned until further notice to the stockholders. See Part 1, Item 1 "Business - General."

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since July 9, 1996, the Company's Units, Common Stock, Class A Warrants and Class B Warrants have been quoted on the OTC Bulletin Board under the symbols "MTMRU", "MTMR", "MTMRW" and "MTMRZ", respectively. The following table sets forth the quarterly high and low bid prices for the securities of the Company set forth above for the periods indicated below. These prices are based on quotations between dealers, and do not reflect retail mark-up, markdown or commissions.

                                         High                         Low
                                         ----                         ---
                                   1997          1998         1997          1998
                                   ----          ----         ----          ----
Common Stock
------------
January 1 through  March 31       9.063         9.125        8.875         8.750
April 1 through June 30           9.250         9.450        9.000         9.031
July 1 through September 30       9.250         9.875        9.188         9.188
October 1 through December 31     9.250        10.125        8.750         9.125

Class A Warrants
----------------
January 1 through March 31        0.625         1.000        0.625         0.375
April 1 through June 30           1.000         0.625        0.750         0.250
July 1 through September 30       1.000         0.750        0.688         0.500
October 1 through December 31     0.375         0.625        0.125         0.063

Class B Warrants
----------------
January 1 through March 31        5.250         5.875        3.125         4.875
April 1 through June 30           5.625         4.250        4.750         1.500
July 1 through September 30       5.313         4.500        4.500         1.000
October 1 through December 31     4.500         0.500        2.000         0.063

Units
-----
January 1 through March 31       10.000         9.250        8.625         8.750
April 1 through June 30          10.250         9.125        9.500         9.000
July 1 through September 30       9.688        10.875        9.250         9.250
October 1 through December 31     9.250         8.250        9.250         8.250


     The Company has paid no dividends on its shares of Common Stock since its organization on October 19, 1995. The Company does not expect to pay any dividends prior to the consummation of a Business Combination and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends. (See Part 1, Item 1. "Business - General")

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The selected financial information for the years ended December 31, 1998, 1997 and 1996 and the period from inception (October 19, 1995) through December 31, 1998 are derived from the financial statements of the Company which have been audited by BDO Seidman, LLP, the Company's independent auditors. This information should be read in conjunction with the financial statements and related notes and other financial information included herein.



                                                                                 Period from
                                                                                  Inception
                                                                              (October 19, 1995)
                                                    Year ended                      through
                                                    December 31,                  December 31,
                                           1998           1997           1996           1998
                                    -----------    -----------    -----------    -----------
Statement of Operations Data:
-----------------------------

Interest income .................   $   436,292    $   475,112    $   222,444    $ 1,133,848

General and administrative
  expenses ......................      (192,622)      (294,447)       (82,172)      (569,241)

Stock based compensation
   expense ......................          --         (100,000)          --         (100,000)

Interest expense ................          --             --          (57,694)       (57,694)

Provision for taxes .............      (103,153)       (76,399)       (39,927)      (219,479)
                                    -----------    -----------    -----------    -----------
Net income ......................   $   140,517          4,266         42,651        187,434
                                    ===========    ===========    ===========    ===========
Basic and fully  diluted
   earnings per share ...........   $      0.16    $      0.00    $      0.09
                                    ===========    ===========    ===========
Weighted average common shares
outstanding .....................       890,000        890,000        466,313
                                    ===========    ===========    ===========
Balance Sheet Data:
-------------------

Total assets ....................   $ 9,100,524    $ 8,981,286    $ 8,839,453

Total liabilities ...............   $    71,685    $    92,964    $    55,397

(Deficit) earnings accumulated
  during development stage ......   $   (30,290)   $   (85,323)   $       533

Common stock subject to possible
   redemption at conversion value   $ 1,817,724    $ 1,732,240    $ 1,642,118

Stockholders' equity ............     7,211,115      7,156,082      7,141,938

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

      The Company did not effect a Business Combination by July 2, 1998. Therefore, the Company submitted for stockholder consideration a proposal to liquidate the Company and distribute to the holders of Common Stock acquired as part of the Units sold in its initial public offering or in the open market thereafter, the amounts in the interest bearing escrow account maintained by the Proceeds Escrow Agent. Such meeting was duly noticed to be held on January 12, 1999, but no quorum was present, and such meeting was adjourned until January 20, 1999, at which time again no quorum was present. The Company's future course is, therefore, subject to material uncertainty.

      At December 31, 1998, the Company had used virtually all of the net proceeds of the Offering, excluding the escrow account funds, together with the income and interest earned thereon, principally in connection with attempting to effect a Business Combination, including selecting and evaluating potential Target Businesses and structuring and consummating a Business Combination. The Company does not have discretionary access to the income on the monies in the escrow account and stockholders of the Company will not receive any distribution of the income (except in connection with a liquidation of the Company) or have any ability to direct the use or distribution of such income. Thus, such income will cause the amount in escrow to increase. The Company cannot use the escrowed amounts to pay the costs of evaluating potential Business Combinations.

      In addition, as of December 31, 1998, the Company had unrestricted cash (i.e. cash not held in escrow) of only $11,902, all of which has since been spent on trade payables. Under the terms of the escrow agreement with Chase Manhattan Bank under which the initial public offering proceeds were escrowed, management cannot obtain the release of such funds except upon liquidation of the Company, completion of a Business Combination, or with the consent of the Board of Directors and of both underwriters of the Company's initial public offering. The principal underwriter, H. J. Meyers & Co., Inc., has since ceased operations, and its last officer has declined to respond to the Company's request to consent to the release of any escrowed funds for the purpose of paying liabilities, which include federal, state and local income and franchise taxes, accounting and legal fees, and administrative charges, such liabilities are less than $200,000. While the Company had a net worth in excess of $9,000,000 at December 31, 1998 and continues to accrue interest income in the escrow account (the profits on which are taxable), there is an inadequate amount of available cash to pay any such liabilities. As a result, the Company may be forced to either file suit for a declaratory judgment to attempt to break the escrow or else to file for bankruptcy, unless stockholders are presented with and approve a reorganization proposal. Due to the large net worth of the Company, management expects there to be substantial assets remaining after any reorganization to distribute to Common Stockholders. However, the administrative costs of a bankruptcy proceeding can be large, and no prediction can be made as to the outcome of any such proceeding. The Company has received written threats of litigation from attorneys representing both stockholders and Class B Warrantholders, although no lawsuits have been served on the Company as of the date of filing this Annual Report. The costs of any such litigation are most likely to be borne by the Company and ultimately paid out of the escrowed funds.

      The Company had retained Ladenburg, Thalmann & Co., Inc. ("Ladenburg"), to aid in structuring and negotiating Business Combinations. Ladenburg had been paid an engagement fee of $3,500 per month during their period of engagement that terminated June 30, 1998. Additionally during 1997, Ladenburg was paid approximately $59,000 for the preparation of a fairness opinion in connection with a proposed acquisition transaction, which was not consummated.

      To the extent that Common Stock is used as consideration to effect a Business Combination, the balance of the Net Proceeds of the Offering not theretofore expended will be used to finance the operations of a Target Business. The Company has not incurred any debt in connection with its organizational activities. No cash compensation will be paid to any officer or director until after the consummation of the first Business Combination, except that Mr. Hoffman has been and will continue to be paid for legal services actually rendered to the Company. Since the role of present management after a Business Combination is uncertain, the Company has no ability to determine what remuneration, if any, will be paid to such persons after a Business Combination.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data listed in Item 14(a)(1) and
(2) are included in this report beginning on page 17.

ITEM 8.    DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

      The current directors and officers of the Company are as follows:

                Name                       Age               Position
        Richard L. Kramer                  49          Chairman of the Board
        William L. Remley                  48          President, Treasurer,
                                                       Director
        Richard C. Hoffman                 51          Secretary, Director
        Robert D. Frankel                  50          Director
        J. Thomas Chess                    59          Director

Management

      Richard L. Kramer is an experienced investor and financial advisor who has been closely involved with the acquisition, financing, and reorganization of many public and private companies. He has been Chairman of the Board, cofounder, and principal owner of Republic Properties Corporation, one of the nation's largest commercial developers, since 1990. Mr. Kramer has also been Chairman of the Board of each of Texfi Industries, Inc., a publicly traded textile and apparel manufacturer since 1994; of Weldotron Corporation, a publicly traded (OTCBB) manufacturer of packaging machinery and safety controls since 1994; of CPT Holdings, Inc., a publicly traded (OTCBB) steel fabrication company since 1992; of Sunderland Industrial Holdings Corporation, a private holding company with various industrial manufacturing businesses engaged in custom plastic injection molding since 1989; of Precise Technology, Inc., a private plastic custom injection molder since 1990; of Stellex Industries, Inc., a manufacturer of highly engineered subsystems and components for the aerospace, defense and space industries; and of Mentmore Holdings Corporation, a private management and financial services company since 1991. Mr. Kramer was also a partner and principal of Western Development Corporation, a national shopping center developer, from 1980 through 1992.

      William L. Remley has been actively engaged in the analysis, acquisition and management of a variety of industrial manufacturing companies for the past six years. Since 1992, he has served as President and Director of CPT Holdings, Inc., a publicly traded steel fabrication company. Since 1989, Mr. Remley has served as a director and President of Sunderland Industrial Holdings Corporation, a private holding company with various industrial-manufacturing businesses engaged in custom plastic injection molding. Mr. Remley has also been Vice Chairman and Chief Executive Officer of Weldotron Corporation, a publicly traded (OTCBB) manufacturer of packaging machinery and safety controls since 1994; Vice Chairman and Chief Executive Officer of Texfi Industries, Inc., a publicly traded textile and apparel manufacturer since 1994; a Director and Vice Chairman of Precise Technology, Inc., a plastic custom injection molder since 1990; President of Stellex Industries; Inc., a manufacturer of highly engineered subsystems and components for the aerospace, defense and space industries; and a Director and President of Mentmore Holdings Corporation since 1991. Mr. Remley is also a principal in several private investment funds.

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

     Robert D. Frankel is a senior research and development executive with more than 16 years of experience. Dr. Frankel has been the Chairman of the Board and Executive Vice President for Research and Development for SIOS, Inc. since 1994. He was the Vice President for Development and a Project Manager at Hampshire Instruments from 1983 to 1993. Dr. Frankel was also a scientist at the University of Rochester Laboratory for Laser Energetics from 1979 to 1983. Dr. Frankel is a graduate of the State University of New York at Buffalo with a degree in Electrical Engineering, and received his Ph.D. in Physiology from the State University of New York at Buffalo Medical School.

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

      The holder of the Company's outstanding Series A Preferred Stock is CDIJ Capital Partners, L.P. ("CDIJ"), an indirect affiliate of Bright Licensing Corp. ("Bright"), a private company which owns and licensed to the Company, for the purpose of marketing the Offering, the servicemarks SMA2RTSM and Specialized Merger and Acquisition Allocated Risk TransactionSM.

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


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of March 30, 1999 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known to be the owner of more than 5% of the outstanding shares of Common Stock,
(ii) each director, and (iii) all executive officers and directors as a group.

                                      Amount and
                                      Nature of
                                      Beneficial      Percentage of Outstanding
   Name or Group(1)                   Ownership (2)    Shares of Common Stock
   ----------------                   -------------    ----------------------

Cranbrooke Corporation (4).........      50,000   (3)           5.6%
Richard L. Kramer..................           0                 0.0%
William L. Remley (4)..............      50,000   (3)           5.6%
Richard C. Hoffman.................           0                 0.0%
Robert D. Frankel..................      10,688                 1.2%
J. Thomas Chess....................      10,582                 1.2%
MDB Capital Group LLC
  and Affiliates(5)                     138,400                15.6%
Barry Rubenstein (5)...............      52,600                 5.9%
All executive officers and directors
  as a group (five persons)........      71,250   (3)           8.0%

(1)Each individual listed, except MDB Capital Group LLC and Barry Rubenstein, has an address in care of the Company. The address for Cranbrooke Corporation is 1430 Broadway, 13th Floor, New York, New York 10018, Attention: President. The address for MDB Capital Group LLC is 100 Wilshire Boulevard, Santa Monica, California 90401. The address for Barry Rubenstein is 68 Wheatley Road, Brookville, New York 11545.

(2)Unless otherwise noted, the Company believes that each person named in the table has sole voting and investment power with respect to all shares of Common Stock beneficially owned by him or it; except that MDB Capital Group LLC claims sole voting power over only 48,450 shares and Barry Rubenstein claims sole voting and investment power over only 40,700 and shared voting and investment power over 11,900 shares.

(3)Excludes options to purchase 100,000 Units at $12.50 each, identical to the Units issued in the Offering, held by Cranbrooke Corporation. See Part III,
   Item 13. "Certain Relationships and Related Transactions."

(4)William L. Remley, a Director and President of the Company, is the President and a Director of Cranbrooke, the owner of 50,000 shares of Common Stock of the Company, as to which stock he disclaims beneficial ownership.

(5)Based upon information contained in such holder's Schedule 13(D) or 13(G) filed with the Securities and Exchange Commission.

      The owners of the Founders' Shares have their Common Stock in escrow until the consummation of the first Business Combination. During this period, such stockholders are not able to sell or otherwise transfer their respective shares of Common Stock (with certain exceptions), but will retain all other rights as stockholders of the Company, including, without limitation, the right to vote such shares of Common Stock (subject to their agreement to vote their shares in accordance with the vote of a majority of the shares voted by non-affiliated public stockholders with respect to the consummation of a Business Combination or liquidation proposal) but excluding the right to request the redemption of escrowed shares pursuant to a Redemption Offer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      The Company has entered into an oral agreement with Mentmore Holdings Corporation, a Delaware corporation which is affiliated with Richard L. Kramer and William L. Remley, to lease office space and to be provided with secretarial and office services, which commenced upon the closing of the Offering. The Company will pay $2,500 per month to Mentmore for rent and such services. Management believes that these terms compare favorably to any arrangement, which might be made with an unaffiliated party. See Part I, Item 2. "Description of Properties."

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

      The Company granted an option to purchase 100,000 Units to Cranbrooke Corporation, a Delaware corporation that is affiliated with Mr. Kramer and Mr. Remley. The Units are identical to those that were sold pursuant to the Offering and each consists of one share of Common Stock and one Class A Warrant to purchase one share of Common Stock at a price of $9.00 per share. The option is exercisable for a period of three years from the date of a Business Combination at an exercise price of $12.50 per Unit. The option is fully vested; however, the options will be canceled if Messrs. Kramer and Remley cease to serve as directors or executive officers of the Company prior to the first Business Combination. The shares issuable upon exercise of the options and underlying warrants may not be sold or otherwise transferred until 120 days after the first Business Combination.

      Richard C. Hoffman, Secretary and a director of the Company, acts as general counsel to the Company. The Company utilizes Richard C. Hoffman, P.C., a law firm of which Mr. Hoffman is sole shareholder, for legal services in connection with Company activities. Fees paid by the Company for these services totaled approximately $7,000, $61,000 and $68,000 through December 31, 1998, 1997 and 1996 respectively.

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

      (1)...Financial Statements
                                                                           Page

Report of Independent Certified Public Accountants ..........................21

Statements of Operations  for the Years Ended  December 31, 1998,
     1997 and 1996 and period October 19, 1995 (Date of inception)
     to December 31, 1998....................................................22

Balance Sheets - December 31, 1998 and 1997..................................23

Statements of Stockholders' Equity and Common Stock Subject to
     Possible Redemption, October 19, 1995 (Date of inception)
     to December 31, 1998....................................................24

Statements of Cash Flows for the Years Ended December 31, 1998,
     1997 and 1996 and the period October 19, 1995 (Date of
     inception) to December 31, 1998.........................................25

Notes to Financial Statements................................................26

      (2)...Exhibits

            (a)    Exhibit 27:  Financial Data Schedule

            (b)    Reports on Form 8-K

                   None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.



                                    ORION ACQUISITION CORP. II



                                    By: /s/ William L. Remley
                                    -------------------------
                                    William L. Remley
                                    President
                                    (Principal Executive and Accounting Officer)





      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Richard L. Kramer                                 March 31, 1999
------------------------------                        --------------
Richard L. Kramer, Chairman of the Board              Date



/s/ Richard C. Hoffman                                March 31, 1999
------------------------------                        --------------
Richard C. Hoffman, Director                          Date



/s/ William L. Remley                                 March 31, 1999
---------------------                                 --------------
William L. Remley, Director                           Date

Report of Independent Certified Public Accountants






Board of Directors and Stockholders of
   Orion Acquisition Corp. II
   New York, New York

We have audited the accompanying balance sheets of Orion Acquisition Corp. II (a corporation in the development stage), as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and common stock subject to possible redemption, and cash flows for the years ended December 31, 1998, 1997 and 1996, and for the period October 19, 1995 (Date of Inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Orion Acquisition Corp. II as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, and for the period October 19, 1995 (Date of Inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 7 to the financial statements, the Company is unable to use escrow funds to pay general and administrative expenses nor did the Company effect a Business Combination by July 2, 1998. Currently, the Company has insufficient funds to pays its liabilities and future general and administrative expenses, nor has the Company completed a Business Combination, therefore the Company submitted for stockholder consideration a proposal to liquidate the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York

March 3, 1999

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS



                                                                                         October 19, 1995
                                                                                            (inception)
                                                               Year ended                        to
                                                               December 31,                  December 31,
                                                     1998           1997           1996           1998
                                              -----------    -----------    -----------    -----------

Interest income ...........................   $   436,292    $   475,112    $   222,444    $ 1,133,848

General and administrative ................      (192,622)      (294,447)       (82,172)      (569,241)
expenses

Stock based compensation expense ..........          --         (100,000)          --         (100,000)

Interest expense ..........................          --             --          (57,694)       (57,694)
                                              -----------    -----------    -----------    -----------

Net income before income taxes ............       243,670         80,665         82,578        406,913

Provision for taxes .......................      (103,153)       (76,399)       (39,927)      (219,479)
                                              -----------    -----------    -----------    -----------

Net income ................................   $   140,517    $     4,266    $    42,651    $   187,434
                                              ===========    ===========    ===========    ===========

Earnings per share:
   Basic ..................................   $      0.16    $      0.00    $      0.09
                                              ===========    ===========    ===========

   Diluted ................................   $      0.16    $      0.00    $      0.09
                                              ===========    ===========    ===========

Weighted average common shares outstanding:
   Basic ..................................       890,000        890,000        446,313
                                                  =======        =======        =======

   Diluted ................................       890,000        890,000        446,313
                                                  =======        =======        =======


See accompanying notes to financial statements.

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                                 BALANCE SHEETS

                                                    December 31,   December 31,
                                                        1998           1997
                                                        ----           ----
ASSETS

Cash                                               $    11,902    $   312,010
Restricted cash                                        190,383        453,209
US Treasury bills - restricted                       8,898,239      7,999,895
Accrued investment interest receivable                       -        208,100
Deferred acquisition costs                                   -          8,072
                                                   -----------    -----------
Total assets                                       $ 9,100,524    $ 8,981,286
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                   $    71,685    $    92,964

Common stock, subject to possible conversion of
   160,000 shares at redemption value                1,817,724      1,732,240
Commitments and contingencies                                -              -

Stockholders' equity:
Convertible preferred stock, $.01 par value
   1,000,000 shares authorized
   110 shares issued and outstanding                         1              1
Common stock, $.01 par value 10,000,000
   shares authorized; 890,000 shares issued and
   outstanding (which includes shares subject to
   possible redemption)                                  8,900          8,900

Additional paid-in capital                           7,232,504      7,232,504
(Deficit) earnings accumulated
  during development stage                             (30,290)       (85,323)
                                                   -----------    -----------
Total stockholders' equity                           7,211,115      7,156,082
                                                   -----------    -----------
Total liabilities and stockholders' equity         $ 9,100,524    $ 8,981,286
                                                   ===========    ===========




See accompanying notes to financial statements.

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                                  STATEMENTS OF
                      STOCKHOLDERS' EQUITY AND COMMON STOCK
                         SUBJECT TO POSSIBLE REDEMPTION
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996 AND
   FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) THROUGH DECEMBER 31, 1998


                                                                                                                         Accumulated
                                                                                                                            Earnings
                                                                                            Common Stock                      During
                                                                                             subject to        Additional        the
                                          Preferred Stock           Common Stock         Possible redemption    paid-in  Development
                                         Shares       Amount      Shares      Amount      Shares      Amount    Capital        stage

BALANCE AT OCTOBER 19, 1995 ........        --     $    --          --     $    --          --     $    --     $    --     $    --
   Issuance of Founders Shares .....        --          --        16,500         165        --          --         1,485        --
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
BALANCE AT DECEMBER 31, 1995 .......        --          --        16,500         165        --          --         1,485
   Issuance of Founders Shares .....        --          --        58,500         585        --          --         5,265        --
   Sale of private placement shares         --          --        15,000         150        --          --         7,350        --
   Sale of convertible
     preferred stock ...............         110           1        --          --          --          --        10,999        --
   Sale of 800,000 shares,
     net of underwriting discounts
     and offering costs ............        --          --       640,000       8,000     160,000   1,600,000   7,107,405        --
   Net income ......................        --          --          --          --          --          --          --       42,651
   Accretion to redemption
     value of common stock .........        --          --          --          --          --        42,118        --      (42,118)
                                       ---------   ---------   ---------    --------   ---------   ---------   ---------   --------
 BALANCE AT DECEMBER 31, 1996 ......         110           1     730,000       8,900     160,000   1,642,118   7,132,504        533
   Issuance of  options ............        --          --          --          --          --          --       100,000        --
   Net income ......................        --          --          --          --          --          --          --        4,266
   Accretion to redemption
     value of common stock .........        --          --          --          --          --        90,122        --      (90,122)
                                       ---------   ---------   ---------    --------   ---------   ---------   ---------   --------
BALANCE AT DECEMBER 31, 1997 .......         110           1     730,000       8,900     160,000   1,732,240   7,232,504    (85,323)
   Net income ......................        --          --          --          --          --          --          --      140,517
   Accretion to redemption
     value of common stock .........        --          --          --          --          --        85,484        --      (85,484)
                                       ---------   ---------   ---------    --------   ---------   ---------   ---------   --------
BALANCE AT DECEMBER 31, 1998 .......         110   $       1     730,000    $  8,900     160,000  $1,817,724  $7,232,504   $(30,290)
                    === ====           =========   =========   =========    ========     =======  ==========  ==========   ========



      See accompanying notes to financial statements

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS


                                                                                  October 19, 1995
                                                                                    (inception)
                                                         Year Ended                   through
                                                        December 31,                December 31,
                                                1998          1997          1996          1998
                                          ----------    ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................   $  140,517    $    4,266    $   42,651    $  187,434
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Note discount amortization ............         --            --          37,500        37,500
Stock based compensation expense ......         --         100,000          --         100,000
Changes in working capital:
   Decrease (Increase) in accrued
    investment receivables ............      208,100        (5,518)     (202,582)         --
   Increase (Decrease) in accrued
    expenses ..........................      (21,279)       37,567        55,397        71,685
                                             -------        ------        ------        ------

Cash provided by (used) in operating
 activities ...........................      327,338       136,315       (67,034)      396,619
                                             -------       -------       -------       -------



CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of U.S. Treasury bills and
 other increases in restricted cash ...     (635,518)     (445,098)   (8,008,006)   (9,088,622)
Decrease (Increase) in deferred
 acquisition costs ....................        8,072        (8,072)         --            --
                                               -----        ------     ---------     ---------

Cash used in investing activities .....     (627,446)     (453,170)   (8,008,006)   (9,088,622)
                                            --------      --------    ----------    ----------



CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of units and redeemable Class B
   purchase warrants, net of public
   offering expenses ..................         --            --       8,677,905     8,677,905
Issuance of unsecured promissory notes          --            --         100,000       100,000
Repayment of unsecured promissory notes         --            --        (100,000)     (100,000)
Issuance of founders' shares ..........         --            --           5,850         7,500
Issuance of private placement shares ..         --            --           7,500         7,500
Issuance of convertible preferred stock         --            --          11,000        11,000
                                            --------      --------    ----------    ----------
Cash provided by financing activities .         --            --       8,702,255     8,703,905
                                            --------      --------    ----------    ----------
NET (DECREASE) INCREASE IN CASH .......     (300,108)     (316,855)      627,215        11,902

Cash, beginning of year ...............      312,010       628,865         1,650
                                             -------       -------         -----

Cash, end of year .....................     $ 11,902      $312,010    $  628,865
                                            ========      ========    ==========


See accompanying notes to financial statements

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

      Orion Acquisition Corp. II (the "Company") was incorporated in Delaware on October 19, 1995 for the purpose of raising capital to fund the acquisition of an unspecified operating business. All activity to date relates to the Company's formation and fund raising. To date, the Company has not effected a Business Combination (as defined below).

      The registration statement for the Company's Initial Public Offering (the "Offering") became effective on July 2, 1996. The Company consummated the Offering on July 9, 1996 and with the underwriters exercising of their overallotment option to purchase 38,100 Class B Warrants on August 5, 1996 raised net proceeds of approximately $8,700,000 (See Note 2). The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). Furthermore, there is substantial doubt that the Company will be able to successfully effect a Business Combination. An aggregate of $8,000,000 of the net proceeds are held in an escrow account which are invested until released in short-term United States Government Securities comprised primarily of Treasury bills ("Proceeds Escrow Account"), subject to release at the earlier of (i) consummation of its first Business Combination, or (ii) liquidation of the Company (see below). The remaining proceeds were used to pay for costs relating to the Offering and have been used for expenses relating to business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses in addition to other expenses.

      The Company prior to the consummation of any Business Combination, must submit such transaction to the Company's stockholders for their approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. All of the Company's original stockholders, including all directors and the Company's executive officers, have agreed to vote their respective shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company ("non-affiliated stockholders") with respect to any such Business Combination. A Business Combination will not be consummated unless approved by a vote of two-thirds of the shares of common stock owned by non-affiliated public stockholders.

      At the time the Company seeks stockholder approval of any potential Business Combination, the Company will offer each of the non-affiliated public stockholders of the Company the right, for a specified period of time not less than 20 calendar days, to redeem his shares of common stock ("Redemption Offer"). The per share redemption price ("Liquidation Value") will be determined by dividing the greater of (i) the Company's net worth or (ii) the amount of assets of the Company in the escrow account including all interest earned thereon by the number of shares held by such non-affiliated public stockholders. In connection with the Redemption Offer, if non-affiliated public stockholders holding 20% or less of the common stock elect to redeem their shares, the Company may, but will not be required to, proceed with the potential Business Combination and, consequently, will redeem such shares by applying the Liquidation Value to the number of shares to be redeemed. Unless shareholders approve a different procedure, if non-affiliated stockholders holding greater than 20% of the common stock elect to redeem their shares, the Company will not proceed with such potential Business Combination and will not redeem such shares. Accordingly, a portion of the net proceeds from the Offering (20% of the amount held in the Proceeds Escrow Account) has been classified as common stock subject to possible redemption in the accompanying balance sheet at the estimated redemption value.

All shares of the common stock outstanding immediately prior to the date of the Offering have been placed in escrow until the earlier of (i) the occurrence of the first Business Combination, or (ii) July 2, 1998 liquidation date. During the escrow period, the holders of the escrowed stock will not be able to sell or otherwise transfer their respective shares of the escrowed stock (with certain exceptions) but will retain all other rights as stockholders of the Company including, without limitation, the right to vote escrowed shares of Common Stock, subject to their agreement to vote their shares in accordance with a vote of a majority of the non-affiliated public stockholders with respect to a consummation of a Business Combination as a liquidation proposal, but excluding the right to request the redemption of escrowed stock pursuant to a Redemption Offer.

      The Company did not effect a Business Combination by July 2, 1998. Therefore, the Company submitted for stockholder consideration a proposal to liquidate the Company and distribute to the holders of Common Stock acquired as part of the Units sold in its initial public offering or in the open market thereafter, the amounts in the interest bearing escrow account maintained by the Proceeds Escrow Agent. Such meeting was duly noticed to be held on January 12, 1999, but no quorum was present, and such meeting was adjourned until January 20, 1999, at which time again no quorum was present. The Company's future course is, therefore, subject to material uncertainty. (See Note 9.)

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is unable to use the escrow funds to pay general and administrative expenses nor did the Company effect a Business Combination by July 2, 1998. Currently, the Company has insufficient available funds to pay its liabilities and its future general and administrative expenses, nor has the Company completed a Business Combination, therefore the Company submitted for stockholder consideration a proposal to liquidate the Company.

      The factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2  - PUBLIC OFFERING

      On July 9, 1996 the Company sold 800,000 units ("Units") in the Offering and 320,000 Class B redeemable common stock purchase warrants ("Class B Warrants"). Subsequently, on August 5, 1996, the underwriters exercised their overallotment option to purchase 38,100 Class B Warrants. Each Unit consists of one share of the Company's common stock and one Class A Redeemable common stock purchase warrant ("Class A Warrants"). Each Class A Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $9.00 commencing on the date of a Business Combination and expiring on the fifth anniversary from such date, and each Class B Warrant entitles the holder to purchase one Unit at an exercise price of $0.125 commencing on the date of a Business Combination and expiring on the first anniversary from such date. The Class A Warrants and Class B Warrants are redeemable, each as a class, in whole and not in part, at a price of $0.05 per warrant upon 30 days' notice at any time provided that the Company has consummated a Business Combination and the last sale price of the common stock on all ten trading days ending on the day immediately prior to the day on which the Company gives notice of redemption, has been $11.00 or higher.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Net Earnings Per Common Share

            In 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilative effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements.

            Net earnings per common share for the years December 31, 1998, 1997 and 1996 are computed by dividing net earnings by the weighted average common shares outstanding during the year. The assumed exercise of common stock equivalents was not utilized due to their exercise being predicated on the consummation of a Business Combination.

      (b) Income Taxes

            The Company follows the Statement of Financial Accounting Standards No. 109. This statement requires that deferred income taxes based on the consequences of temporary differences between the financial carrying amounts and the tax bases of existing assets and liabilities be recorded based on the asset and liability method of accounting which is adjusted periodically when statutory income tax rates change. Deferred taxes are not material.

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

      (d) Fair Value of Financial Instruments

            The  carrying  values  of  financial   instruments  including  cash,
restricted cash, U.S. Treasury bonds, accrued investment interest receivable and accrued expenses approximate fair value at December 31, 1998.

      (e) Stock Options

            In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies to choose whether to account for stock-based compensation on the fair value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure alternative under SFAS 123 during 1996 and will continue to follow the provisions of APB Opinion No. 25.

     SFAS 123, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in SFAS 123.

NOTE 4 - INVESTMENTS

      A substantial portion of the assets of the Company are invested in U.S. Treasury Bills having maturities in January of 1999 which were subsequently extended to April of 1999. Aggregate cost basis and market value of these securities as of December 31, 1998 totaled approximately $8,861,000 and $8,898,000, respectively. These securities, in addition to the restricted cash as shown on the balance sheet together totaling $9,088,622, are held in an escrow account with a bank. The ultimate use of these funds is restricted as described in Note 1.

NOTE 5 - RELATED PARTIES

      Richard C. Hoffman, Secretary and a director of the Company, acts as general counsel to the Company. The Company utilizes Richard C. Hoffman, P.C., a law firm of which Mr. Hoffman is sole shareholder, for legal services in connection with Company activities. Fees paid by the Company for these services totaled approximately $7,000, $61,000 and $68,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 6 - STOCKHOLDERS' EQUITY

      (a) Private Placement

            In January 1996, the Company completed a private offering to a limited group of investors which consisted, in the aggregate, of $100,000 in unsecured promissory notes bearing interest at 8% per annum. In addition, as part of this private placement, the Company also issued to the private placement investors 15,000 shares of common stock for $7,500. The notes were repaid as a result of the consummation of the Company's Offering together with accrued interest totaling $3,533. The notes were discounted $37,500 for financial statement reporting purposes as a result of the fair value attributed to the common stock issued to the private placement stockholders. The effective rate on the notes was approximately 45%.

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

      Effective January 10, 1997 an investment bank engaged to assist the Company, was granted an option to purchase 10,000 shares of Common Stock, par value $.01 per share, owned by Cranbrooke at a purchase price of $.10 per share. The Company recorded a non-cash charge of $100,000 that represents the fair value of the options at the date of grant as calculated using the Black-Scholes option pricing model.

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

NOTE  7 - COMMITMENTS & CONTINGENCIES

      (a) The Company, pursuant to an oral agreement, utilizes the offices of Mentmore Holdings Corporation, a Delaware corporation of which Mr. Kramer, the Company's Chairman of the Board and Mr. Remley, the Company's President and CEO, are respectively Chairman of the Board and President. Mentmore is also affiliated with Cranbrooke Corporation, a stockholder of the Company. Mentmore has agreed that, until the acquisition of a target business by the Company, it will make such office space and secretarial services available to the Company, as may be required by the Company from time to time, at the rate of $2,500 per month, commencing July 10, 1996. Management believes that these terms compare favorably to any arrangement which might be made with an unaffiliated party. Such costs reflected in the financial statements totaled $30,000, $30,000 and $14,274 for the year ended December 31, 1998, 1997 and 1996, respectively.

      (b) On September 6, 1996, the Company entered into an agreement with Ladenburg, Thalmann & Co., Inc. ("Ladenburg") to assist the Company as its exclusive financial advisor in connection with its acquisition targeting activities. The Company paid the monthly sum of $3,500 to Ladenburg as a retainer for these services which terminated June 1998.

      (c) In addition, as of December 31, 1998, the Company had unrestricted cash (i.e. cash not held in escrow) of only $11,902, all of which has since been spent on trade payables. Under the terms of the escrow agreement with Chase Manhattan Bank under which the initial public offering proceeds were escrowed, management cannot obtain the release of such funds except upon liquidation of the Company, completion of a Business Combination, or with the consent of the Board of Directors and of both underwriters of the Company's initial public offering. The principal underwriter, H. J. Meyers & Co., Inc., has since ceased operations, and its last officer has declined to respond to the Company's request to consent to the release of any escrowed funds for the purpose of paying liabilities, which include federal, state and local income and franchise taxes, accounting and legal fees, and administrative charges, such liabilities are less than $200,000. While the Company had a net worth in excess of $9,000,000 at December 31, 1998 and continues to accrue interest income in the escrow account (the profits on which are taxable), there is an inadequate amount of available cash to pay any such liabilities. As a result, the Company may be forced to either file suit for a declaratory judgment to attempt to break the escrow or else to file for bankruptcy, unless stockholders are presented with and approve a reorganization proposal. Due to the large net worth of the Company, management expects there to be substantial assets remaining after any reorganization to distribute to Common Stockholders. However, the administrative costs of a bankruptcy proceeding can be large, and no prediction can be made as to the outcome of any such proceeding. The Company has received written threats of litigation from attorneys representing both stockholders and Class B Warrantholders, although no lawsuits have been served on the Company as of the date of filing this Annual Report. The costs of any such litigation are most likely to be borne by the Company and ultimately paid out of the escrowed funds.

NOTE  8 - INCOME TAXES

      Federal and state income tax provisions are as follows:

                                   Year ended December 31,
                                  1998      1997       1996
                                  ----      ----       ----
             Current:
             Federal          $ 63,323   $ 33,916   $ 30,081
             State and local    39,830     42,483      9,846
                                ------     ------      -----
                              $103,153   $ 76,399   $ 39,927
                               =======     ======     ======



The company has a net deferred tax asset of approximately $35,000 relating to stock based compensation. The net deferred tax asset has been fully reserved. If a Business Combination should occur, the deferred tax asset would potentially be utilized in a taxable year.

NOTE  9 - SUBSEQUENT EVENT

      On January 25, 1999, the Company received a Schedule 13D filing from a group consisting of MDB Capital Group LLC and three persons representing themselves  to be  principals  of MDB Capital  Group LLC.  Such group,  per such
Schedule 13D, is the beneficial owner of 138,400 shares of Common Stock. According to their Schedule 13D, such group intends among other items (i) to cause a change in all the current directors and officers of the Company, (ii) to cause a termination of the escrow account where substantially all of the Company's assets are located and "to cause the distribution of a significant portion of the funds as a return of capital and dividend income to the holders of only those shares of the Common Stock issued in the initial public offering of the Company on July 2, 1996. Funds not distributed may be constructively transferred to another entity in connection with a merger or business combination and will be used to fund the operations and pay the expenses of the Company", (iii) "to cause a change in the capital structure of the Company. The change may be effected by the elimination of some or all of the outstanding classes of equity securities and/or by modification of outstanding equity securities and the terms of options and warrants. These changes may be effected through negotiation and/or shareholder action", (iv) "to cause a change in the Certificate of Incorporation to eliminate the requirement that two-thirds of the stockholders of the Company are required to approve a business combination. This will be done in the near future, prior to any negotiations for a merger or other business combination. The effect of this may be to permit the Company to enter into a merger or business combination without the prior approval of the stockholders of the Company."

      Management of the Company has had informal discussions with the representatives of this group, and certain other persons representing themselves to be the beneficial owners of or investment advisors to beneficial owners of Common Stock who may support such a plan. No agreements or understandings have been reached as of the filing date of this Annual Report.

      Management has also received a written proposal from a reputable investment firm proposing to have the Company acquire a pharmaceutical company, which is a client of such investment firm. The terms of such proposal may be mutually inconsistent with the proposals of the MDB Capital Group LLC proposals. Management of the Company has been contacted informally by persons representing themselves to be or to represent beneficial owners of substantial numbers of the Company's Class B Warrants, who have indicated their support for this alternative proposal. Management has also received a letter from an attorney purporting to represent at least three beneficial owners of Common Stock, threatening the Company and its officers and directors with litigation if they do not act favorably on this merger proposal.

      Subject to fulfilling their fiduciary responsibilities, the Company's Board of Directors intends to accommodate the views of a majority of the Common Stockholders who purchased their shares in the Company's initial public offering or in open-market transactions thereafter.