Form 10QSB
period 1999-03-31
ORION ACQUISITION CORP II
filed 1999-05-21
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the - quarterly period ended: March 31, 1999

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-20837


                           Orion Acquisition Corp. II

             (Exact name of registrant as specified in its charter)


         Delaware                                          13-3863260
  (State of Incorporation)                     (IRS Employer Identification No.)


 100 Wilshire Boulevard - Suite 1750
   Santa Monica, CA 90401                                    90401
 (Address of principal executive office)                  (Zip code)


       Registrant's telephone number, including area code: (310) 917-5656


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___



As of May 1, 1999, 890,000 shares of Common Stock were issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                              Three Months           October 19,
                                                                  Ended            1995 (inception)
                                                                March 31,              through
                                                         1999              1998      March 31, 1999
                                                         ----              ----            ----

Interest income                                      $ 91,050         $  110,142        $ 1,224,898

General and administrative expense                    (15,611)          (112,384)          (584,852)

Stock based compensation expense                            -                  -           (100,000)

Interest expense                                            -                  -            (57,694)
                                                     ---------         ----------      -------------

Income (Loss) before income taxes                      75,439             (2,242)           482,352

Provision for income taxes                            (35,591)            (7,355)          (255,070)
                                                     ---------        -----------     --------------

Net (loss) income                                   $  39,848          $  (9,597)        $  227,282
                                                    ==========       ============        ===========


Earnings per share:

    Basic                                                 .04         $    (0.01)
                                                    ==========        ===========

    Diluted                                         $     .04         $    (0.01)
                                                    ==========        ===========

Weighted average common shares outstanding:

    Basic                                             890,000            890,000
                                                    ==========         ==========

    Diluted                                           890,000            890,000
                                                    ==========         ==========



See notes to accompanying unaudited financial statements

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)


                                 BALANCE SHEETS

                                   (Unaudited)


                                                                                       March 31,          December 31,
                                                                                         1999                1998
                                                                                         ----                ----
ASSETS
------

Cash                                                                                      $5,951              $11,902
Restricted cash                                                                          192,185              190,383
US Treasury bills - restricted                                                         8,987,387            8,898,239

Total Assets                                                                          $9,185,523           $9,100,524
                                                                                      ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                                        $116,836              $71,685
Common stock, subject to possible conversion of
   160,000 shares at redemption value
                                                                                       1,835,914            1,817,724


Stockholders' equity:
   Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized:                                                             1                    1
      110 shares issued and outstanding
   Common stock, $.01 par value 10,000,000
      Shares authorized; 890,000 shares issued and
      Outstanding (which includes shares subject to possible redemption)                   8,900                8,900
   Additional paid-in capital                                                          7,232,504            7,232,504
   Earnings (Loss) accumulated during development stage                                   (8,632)             (30,290)
                                                                                          -------             --------

      Total stockholders' equity                                                       7,232,773            7,211,115
                                                                                       ----------           ----------

   Total liabilities and stockholders' equity                                          9,185,523           $9,100,524
                                                                                       ==========          ===========



See notes to accompanying unaudited financial statements.

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                           October 19, 1995
                                                                                             (inception)
                                                                                               through
                                                           Three Months Ended                 March 31,
                                                                March 31,
                                                             1999          1998                  1999
                                                             ----          ----                  ----

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                 $ 39,848       $    (9,597)           $  227,282
    Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
    Note discount amortization                               -                 -                37,500
    Stock based compensation expense                         -                 -               100,000
    Changes in working capital:
      Decrease (increase) in accrued investment
        Receivables                                          -           112,363                     -
      Decrease in prepaids and other                         -                 -                     -
      Increase in accrued expenses                      45,151            27,480               116,836
                                                      ---------      ------------            ----------

      Cash provided by operating activities:            84,999           130,246               481,618
                                                      ---------      ------------            ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of U.S. Treasury bills and other
       increases in restricted cash                    (90,950)         (218,433)           (9,179,572)
    Decrease in deferred acquisitions costs                  -             8,072                     -
                                                      ---------       -----------            ----------

      Cash used by investing activities                (90,950)         (210,361)           (9,179,572)
                                                      ---------     -------------        --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Issue of units and redeemable Class B
       Purchase warrants, net                                -                 -             8,677,905
    Issuance of unsecured promissory notes                   -                 -               100,000
    Repayment of unsecured promissory notes                  -                 -              (100,000)
    Issuance of founders' shares                             -                 -                 7,500
    Issuance of private placement shares                     -                 -                 7,500
    Issuance of convertible preferred stock                  -                 -                11,000
                                                      ---------      ------------         -------------

 Cash provided by financing activities                       -                 -             8,703,905
                                                      ---------      ------------           -----------

 NET (DECREASE) INCREASE IN CASH                        (5,951)          (80,115)                5,951
                                                                                           ============

      Cash at beginning of period                       11,902           312,010
                                                      ---------      ------------

      Cash at end of period                              5,951      $    231,895
                                                    ===========     =============



See notes to accompanying unaudited financial statements.

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation which were of a normal and recurring nature have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited financial statements should be read in conjunction with the financial statements and related notes included on Form 10-KSB for the year ended December 31, 1998 and period October 19, 1995 (Date of inception) to December 31, 1998.

NOTE 2.  INVESTMENTS

         The proceeds of $9,179,572 are included under restricted cash on the balance sheet and are held in an escrow account with a bank. On February 24, 1999 U.S. Treasury Bills having maturities in May of 1999 were purchased at a cost of $8,946,996 and a maturity value of $9,042,000.

         The ultimate use of these funds is restricted and subject to release at the earlier of (i) consummation of its first business combination, or (ii) a liquidation.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Results for the three-month periods through March 31, 1999 and 1998, respectively, consisted of investment income earned from Treasury bills held in escrow less expenses associated with general and administrative overheads. Results for the three months ended March 31, 1998 also consists of expenses incurred for due diligence activities.

         The Company has been unsuccessful thus far in locating a viable transaction for shareholder approval.

                           PART II. OTHER INFORMATION


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


                                                ORION ACQUISITION CORP. II


Dated:  May 21, 1999                            By:  /s/ Christopher A. Marlett
                                                -------------------------------
                                                    Christopher A. Marlett
                                                    Chairman, President, and CEO

                                  EXHIBIT INDEX



Exhibit Number    Description                                        Page

27                Financial Data Schedule (3/31/99)                    9