Form 10QSB
period 1999-06-30
ORION ACQUISITION CORP II
filed 1999-08-13
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 1999

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-20837


                           Orion Acquisition Corp. II

            (Exact name of registrant as specified in its charter)

               Delaware                               13-3863260
       (State of Incorporation)            (IRS Employer Identification No.)

       100 Wilshire Blvd., 17th Floor
       Los Angeles, California                           90401
   (Address of principal executive office)             (Zip code)


      Registrant's telephone number, including area code: (310) 917-5656


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of August 1, 1999, 890,000 shares of Common Stock were issued and outstanding.

                          PART 1. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ORION ACQUISITION CORP. II

                   (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     October 19,
                                    Three Months      Six Months        1995
                                        Ended           Ended        (inception)
                                      June 30,         June 30,        through
                                                                       June 30,
                                1999          1998      1999            1999
                                ----          ----      ----            ----

Interest income ...........   $ 103,297    $ 109,528    $ 194,347   $1,328,195

Operating expense .........      (6,758)     (28,117)     (22,369)    (591,610)

Stock-based compensation
 expense ..................        --           --           --       (100,000)

Interest expense ..........        --           --           --        (57,694)
                              ---------    ---------    ---------    ---------

Income (loss) before
 income taxes .............      96,539       81,411      171,978      578,891

Provision for income)
  taxes ...................     (51,268)     (17,403)     (86,859)    (306,338)
                              ---------    ---------    ---------    ---------
Net income (loss) .........   $  45,271    $  64,008    $  85,119    $ 272,553
                              =========    =========    =========    =========

Earnings per share:

   Basic ..................   $    0.05    $    0.07    $    0.09
                              =========    =========    =========

   Diluted ................   $    0.05    $    0.07    $    0.09
                              =========    =========    =========
Weighted average common shares outstanding:

   Basic ..................     890,000      890,000      890,000
                               ========     ========     ========

   Diluted ................     890,000      890,000      890,000
                               ========     ========     ========


See notes to accompanying unaudited financial statements

                          ORION ACQUISITION CORP. II
                   (a corporation in the development stage)


                               BALANCE SHEETS

                                (Unaudited)


                                                      June 30,      December 31,
                                                        1999            1998
ASSETS

Cash                                                $   10,137      $    11,902
Restricted cash                                        194,281          190,383
US Treasury bills - restricted                       9,088,587        8,898,239
Accrued investment interest receivable                       -                -
Deferred acquisition costs                                   -                -
                                                    ----------       ----------

Total assets                                       $ 9,293,005      $ 9,100,524
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                    $  169,047      $    71,685
Due to Affiliate                                        10,000                -


Common stock, subject to possible conversion of
  160,000 shares at redemption value                 1,856,573        1,817,724

Commitments and contingencies                                -                -
Stockholders' equity:
   Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized:                           1                1
      110 shares issued and outstanding
   Common stock, $.01 par value 10,000,000
      shares authorized; 890,000 shares
      issued and outstanding (which includes
      shares subject to possible redemption)             8,900            8,900
   Additional paid-in capital                        7,232,504        7,232,504
   Earnings accumulated during development
      stage                                             15,980          (30,290)
                                                     ----------       ---------


      Total stockholders' equity                     7,257,385        7,211,115
                                                     ---------        ---------

   Total liabilities and stockholders' equity      $ 9,293,005      $ 9,100,524
                                                   ===========      ===========

See notes to accompanying unaudited financial statements

                           ORION ACQUISITION CORP. II
                   (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS


                                                          Six Months    October
                                                             Ended     19, 1995
                                     Three Months Ended    June 30,  (inception)
                                          June 30,                      through
                                                                        June 30,
                                      1999        1998       1999        1999
                                      ----        ----       ----        ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                       $ 45,271    $ 64,008   $ 85,119    $ 272,553
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
  Note discount amortization              -           -          -       37,500
  Stock based compensation expense        -           -          -      100,000
  Changes in working capital:
   Decrease (increase) in accrued
     investment receivables               -      43,946          -            -
   Decrease in prepaids and other         -           -          -            -
   (Decrease) increase in accrued
    expenses                         52,211    (73,633)     97,362      169,047
                                   ---------   --------   ---------   ---------


Cash provided by operating
   activities                        97,482      34,321    182,481      579,100
                                   --------    --------   --------    ---------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of U.S. Treasury
   bills and other increases
   in restricted cash             (103,296)   (150,981)  (194,246)   (9,282,868)
  (Increase) decrease in deferred
   acquisition costs                     -        (845)         -             -
                                  ---------   --------   --------     ---------
   Cash used by investing
     activities                   (103,296)   (151,826)  (194,246)   (9,282,868)
                                  ---------   ---------  ---------   -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Issuance of units and
   redeemable Class B purchase
   warrants, net                         -           -          -     8,677,905
  Issuance of unsecured
  promissory notes                       -           -          -       100,000
  Repayment of unsecured
  promissory notes                       -           -          -      (100,000)
  Due to Affiliate                  10,000           -     10,000             -
Issuance of founders' shares             -           -          -         7,500
  Issuance of private placement
  shares                                 -           -          -         7,500
  Issuance of convertible
  preferred stock                        -           -          -        11,000
                                   --------    --------   --------    ---------
   Cash provided by financing
   activities                       10,000           -          -     8,713,905
                                   --------    --------   --------    ---------

NET (DECREASE) INCREASE IN CASH      4,186     (117,505)    (1,765)      10,137

   Cash at beginning of period       5,951      231,895     11,902            -
                                  --------     --------   --------    ---------

   Cash at end of period           $10,137     $114,390    $10,137     $ 10,137
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

NOTE 2.     INVESTMENTS

      On May 20, 1999 U.S. Treasury Bills with a cost basis of $8,946,996 matured. The proceeds of $9,042,000 are included under restricted cash on the balance sheet and are held in an escrow account with a bank. On May 20, 1999 U.S. Treasury Bills having maturities in August of 1999 were purchased at a cost of $9,041,720 and a maturity value of $9,144,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      On April 30, 1999, a group of stockholders owning 453,825 shares of Common Stock of Orion Acquisition Corp. II representing 50.99% of the outstanding common stock took action by written consent to remove the then directors and elect an entirely new board of directors. Immediately thereafter, new officers of Orion were elected by unanimous consent of the new board of directors.

            On July 15, 1999 the Company declared a $9.00 cash distribution per share of common stock from the escrow account established in connection with its public offering consummated in 1996. The distribution was paid July 26, 1999 to only those holders of shares of common stock sold in the public offering as of July 22, 1999.

            After giving effect to the cash distribution, the Company has $2,092,719 in cash, and $179,047 in liabilities including unpaid taxes and accrued expenses.

            The Company intends to file a proxy statement and call a special meeting of the shareholders to vote on two proposals. The Company will submit a proposal to approve the final liquidation of escrow funds to the company held at Chase Manhattan Bank N.A. to fund the ongoing operations and payment of outstanding liabilities of the Company. The Company will also submit a proposal to change the provisions in the Company's Certificate of Incorporation to eliminate the requirement that a vote of two-thirds of the outstanding shares of the Company are required to approve a business combination, merger, consolidation or acquisition of assets.

            It is management's intention to continue to operate the Company with a view to entering into a merger or business combination or to satisfy the outstanding obligations and distribute any remaining cash, if any, to the shareholders eligible to receive any further distributions. The Company anticipates that it will require financing to consummate a business combination. Currently it does not have any arrangements for financing, because it is likely that the availability of funds will depend on the nature of the transaction.

      Results for the three and six month periods through June 30, 1999 and 1998, respectively, consisted of investment income earned from Treasury Bonds held in escrow less expenses associated with general and administrative overheads and due diligence activities.

            On May 5, 1999 and July 20, 1999, MDB Capital Group LLC lent to the Company the aggregate principal sum of $35,000. These loans are represented by unsecured promissory notes due on demand, bearing interest at the annual rate of 7% payable when the notes are paid. The proceeds of these loans have been used for working capital. Each of Christopher A. Marlett, Anthony DiGiandomenico, James D. Bowyer and Dyana Williams Marlett are officers and/or directors of the Company and principals and/or employees of MDB Capital Group LLC.

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

      On July 1, 1999 a complaint was filed in the United States District Court for the Southern District of New York (Case No. 99Civ.4782SHS) against Orion


Acquisition Corp. II, Mentmore Holdings Corporation and Mentmore Holdings, Inc. and Messrs. Kramer, Remley, Hoffman, Frankel and Chess. The suit seeks damages and equitable relief for violations of Section 12(2) of the Securities Act of 1933, and Rule 419 relating to offerings of blank check companies; Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder; Section 7,8(a) and 36 (a) of the Investment Company Act of 1940; and for damages pursuant to certain pendent state law claims.

         The plaintiff in the suit is a record holder of 132,600 Redeemable Class B Warrants and a record holder of 1,400 shares of Common Stock. The Company sought and was granted an extension to answer the claim until September 4, 1999. The Company believes it has meritorious defenses and will pursue the defense of this litigation vigorously.


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
ORION ACQUISITION CORP. II



                                                By: /s/Anthony DiGiandomenico
Dated:  August 13, 1999                             -------------------------
                                                    Anthony DiGiandomenico
                                                    Chief Financial Officer