Form 10QSB
period 1999-09-30
ORION ACQUISITION CORP II
filed 1999-11-22
CIK 1011835

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 1999

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-20837


                           Orion Acquisition Corp. II

             (Exact name of registrant as specified in its charter)


             Delaware                                         13-3863260
       (State of Incorporation)                (IRS Employer Identification No.)


        401 Wilshire Blvd., Ste. 1020
          Santa Monica, California                                  90402
    (Address of principal executive office)                        (Zip code)




       Registrant's telephone number, including area code: (310) 526-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of November 21, 1999 890,000 shares of Common Stock were issued and outstanding.

                          PART 1. FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS



                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                               October 19,
                                                      Three Months         Nine Months      1995 (inception)
                                                          Ended               Ended              through
                                                      September 30        September 30        September 30

                                                 1999             1998                1999         1999
                                                 ----             ----                ----         ----
Interest income                                    45,778      110,684             240,125          1,373,973

General and administrative expense                (28,843)    (18,645)             (51,212)         (620,453)

Stock based compensation expense                        -           -                    -          (100,000)

Interest expense                                        -           -                    -           (57,694)

(Loss) income before income taxes                  16.935      92,039              188,913            595,826

Provision for income taxes                        (7,958)    (46,417)             (94,817)          (314,296)
                                                 --------    --------             --------          ---------

Net (loss) income                                   8,977      46,622               94,096            281,530
                                                   ======      ======               ======            =======



Earnings per share:

    Basic                                           0.01        $0.05                 0.10               0.31
                                                    =====       =====                 ====

    Diluted                                         0.01        $0.05                 0.10               0.31
                                                    =====       =====                 ====               ====

Weighted average common shares outstanding:

    Basic                                         890,000     890,000              890,000            890,000
                                                  =======  ==========              =======            =======

    Diluted                                       890,000     890,000              890,000            890,000
                                                  =======  ==========              =======            =======



See notes to accompanying unaudited financial statements

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)


                                 BALANCE SHEETS

                                   (Unaudited)


                                                                                         September 30,         December 31,
                                                                                             1999                 1998
                                                                                             ----                 ------
ASSETS

Cash                                                                                            2,139              $11,902
Restricted cash                                                                               196,121              190,383
US Treasury bills - restricted                                                              1,932,238            8,898,239

Total Assets                                                                                2,130,498           $9,100,524
                                                                                            ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                                              172,564               71,685
Common stock, subject to possible conversion of
   160,000 shares at redemption value                                                         418,368            1,817,724

Due from Affiliate                                                                             35,000                   -

Stockholders' equity:
   Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized:                                                                  1                    1
      110 shares issued and outstanding
   Common stock, $.01 par value 10,000,000
      Shares authorized; 890,000 shares issued and
      Outstanding (which includes shares subject to possible redemption)                        8,900                8,900
   Additional paid-in capital                                                               1,472,503            7,232,504
   Earnings accumulated during development stage                                               23,162             (30,290)
                                                                                               ------             --------

      Total stockholders' equity                                                            1,504,566            7,211,115
                                                                                            ---------            ---------

   Total liabilities and stockholders' equity                                               2,130,498           $9,100,524
                                                                                           ==========           ==========



See notes to accompanying unaudited financial statements.

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                  October 19, 1995
                                                                                                                    (inception)
                                                                                               Nine Month             through
                                                           Three Months Ended                    Ending            September 30,
                                                             September 30,                    September 30
                                                            1999            1998                 1999                  1999
                                                            ----            ----                 -----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                           $ 8,977 $    45,622                $94,096             281,530
   Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:                       -            -                      -                   -
   Note discount amortization                                       -            -                      -              37,500
                                                                    -            -
   Stock based compensation expense                                 -            -                      -             100,000
                                                                    -            -
   Changes in working capital:                                      -            -                      -                   -
     Decrease (increase) in accrued investment                      -            -                      -                   -
       Receivables                                                  -        6,230                      -                   -
     Decrease in prepaids and other                                                                     -                   -
                                                                                -
     Increase in accrued expenses                              3,516        14,228               100,878              172,563
                                                               ------  ------------

     Cash provided by operating activities:                   12,493         66,080              194,974              591,593
                                                              =======  ============              ========             =======

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of U.S. Treasury bills and other
      increases in restricted cash                        (7,154,509)      (115,433)            6,960,263           (2,128,359)
   Decrease in deferred acquisitions costs                                      845
                                                                       ------------

     Cash used by investing activities                     7,154,509       (114,588)            6,960,263           (2,128,359)
                                                           ----------  -------------            ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issue of units and redeemable Class B
      Purchase warrants, net                                       -              -                                  8,677,905
   Issuance of unsecured promissory notes                          -              -                                    100,000
   Repayment of unsecured promissory notes                         -              -                                   (100,000)
   Due from Affiliate                                          25,000             -                35,000               35,000
   Issuance of founders' shares                                    -              -                                      7,500
   Issuance of private placement shares                            -              -                                      7,500
   Issuance of convertible preferred stock                         -              -                                      11,000
                                                                       ------------              ---------               ------
   Return of Capital                                     (7,200,000)              -             (7,200,000)             11,000
                                                                       ------------              ---------              ------

Cash provided by financing activities                    (7,175,000)              -             (7,165,000)           1,539,905
                                                         ------------  ------------            ------------           ---------

NET (DECREASE) INCREASE IN CASH                              (7,998)        (48,508)                (9,763)               2,139

     Cash at beginning of period                             10,137         114,390                  2,139                    0
                                                            =======    ============             ==========             ========

     Cash at end of period                                    2,139    $     65,882                 10,137               2,139
                                                             ======    ============                =======               =====

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

NOTE 2.  INVESTMENTS

     At September 30, 1999 held $2,139 in cash, $196,121 in restricted cash and $1,932,238 in restricted U.S. Treasury Bills.



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

     After giving effect to the cash distribution, the Company has $2,130,498 in cash, restricted cash and U.S. Treasury Bills and $207,564 in liabilities including unpaid taxes and accrued expenses.

     The Company held a special meeting of the shareholders to vote on two proposals. The proposal to approve the final liquidation of escrow funds to the company held at Chase Manhattan Bank N.A. to fund the ongoing operations and payment of outstanding liabilities of the Company and the proposal to change the provisions in the Company's Certificate of Incorporation to eliminate the requirement that a vote of two-thirds of the outstanding shares of the Company are required to approve a business combination, merger, consolidation or acquisition of assets were approved. Pursuant to the first resolution, the escrow was liquidated.

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

      Results for the three and nine month periods through September 30, 1999 and 1998, respectively, consisted of investment income earned from Treasury Bonds held in escrow less expenses associated with general and administrative overheads and due diligence activities.

     On May 5, 1999 and July 20, 1999, MDB Capital Group LLC lent to the Company the aggregate principal sum of $35,000. These loans are represented by unsecured promissory notes due on demand. The proceeds of these loans have been used for working capital. Each of Christopher A. Marlett, Anthony DiGiandomenico, James
D. Bowyer and Dyana Williams Marlett are officers and/or directors of the Company and principals and/or employees of MDB Capital Group LLC.

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


                           ORION ACQUISITION CORP. II


Dated:  November 22, 1999                    By:   /s/ Christopher A. Marlett
                                                --------------------------------
                                                 Christopher A. Marlett
                                                  Chairman, President, and CEO