Form 10KSB
period 1999-12-31
ORION ACQUISITION CORP II
filed 2000-04-14
CIK 1011835

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission File Number 0-20837

                           Orion Acquisition Corp. II
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                  13-3863260
-------------------------------               ---------------------------
(State of Incorporation)                         (Small Business Issuer
                                              I.R.S. Employer I.D. Number)

401 Wilshire Boulevard - Ste. 1020
Santa Monica, California                                       90401
-------------------------------------------                -------------
(Address of principal executive offices)                     (Zip Code)

                                (310) 526-5000
                       -----------------------------------------
                    (Issuer's Telephone Number Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
                Redeemable Class A Common Stock Purchase Warrants
                    Redeemable Class B Unit Purchase Warrants

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No___

Issuer's revenues for the fiscal year ended December 31, 1999 were $255,344.

As of March 15, 2000, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $693,492.

As of March 15, 2000, there were 890,000 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___   No   X

Documents Incorporation by Reference: None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Orion Acquisition Corp. II was organized on October 19, 1995 to acquire by purchase, merger, combination or otherwise an operating business. There is no restriction on the means of acquisition or the industry in which the target business operates.

     Since its inception, Orion has not engaged in any substantive commercial business. Its sole activities have been to evaluate and select a suitable target business and to structure, negotiate and consummate a business combination with a target business.

Organizational Background of Orion.

     Orion was originally organized as a Specialized Merger and Acquisition Allocated Risk Transaction(R) company. These companies have certain shareholder protections not ordinarily found in public corporate entities . The protections included the following features.

     - A portion of the proceeds of the original public offering was placed in an escrow account for the benefit of the holders of common stock, excluding the 90,000 shares sold prior to going public whose holders waived their rights to participate in the benefits of the escrow fund.

     - Any business combination had to result in a fair market value equal to at least 80% of the net assets of Orion at the time of such acquisition. The purpose of this requirement was to ensure that a Business Combination will constitute a significant acquisition.

     - Two-thirds of the shares common stock were required to approve the proposed business combination.

     - Stockholders up to 20% of those entitled to participate in the escrow fund were able to have their shares redeemed at the time of the business combination, at their election, without the business combination being terminated.

     - The 90,000 shares issued prior to the initial public offering were (and still are) held in escrow until the first business combination of Orion. This prevents these holders who had acquired their shares for a nominal sum, selling their shares and realizing a profit prior to a business combination.

     - If Orion did not consummate a business combination within two years of the initial public offering (July 2, 1996), the funds held in escrow were to be distributed to those entitled to the funds.

     The above restrictions, other than the escrow of the 90,000 shares of common stock issued before the public offering, have been terminated. See 1999 developments below.

1999 Developments

     Orion did not effect a business combination by July 2, 1998, the two year anniversary of its initial public offering. At that time Orion was obligated to terminate the escrow fund that had been set up with a portion of the proceeds of the initial public offering consummated on July 2, 1996. In late 1998, Orion prepared a proxy statement and submitted for stockholder consideration a proposal to terminate the operations and liquidate the company under Delaware law. The proposal for liquidation would have resulted in a distribution to the holders of the common stock sold in the initial public offering, representing 800,000 shares of common stock, the amounts held in the escrow account, less any expenses of Orion that were outstanding and unpaid. The meeting was held on January 12, 1999, at which no quorum was present. Although the meeting was adjourned, a quorum was never achieved. Therefore, the proposal for liquidation was never adopted.

     Beginning in January 1999 and continuing through April 1999, a group of stockholders consisting of MDB Capital Group LLC and its members and officers and ultimately 14 other persons, acquired approximately 51% of the outstanding common stock of Orion. This amount represented control of Orion. These persons were considered a group and filed a Schedule 13D which set forth their securities holdings and purpose in being a group. Their declared purpose was to cause a change in the then current directors and officers of Orion, to cause a termination of the escrow account where substantially all of the assets were then located and a distribution of a significant portion of those funds to those stockholders entitled thereto, and to cause a change in the certificate of incorporation, to eliminate the requirement that two-thirds of the stockholders of Orion were required to approve a business combination.

     On April 30, 1999, by consent action, this group elected a new board of directors and thereafter the new directors elected new officers. The directors and officers are the current persons in those capacities set forth in this report. These persons were members of the group. At that time there was a complete change in control of the Company and in the management of the firm.

     On October 22, 1999, a special meeting of the stockholders was held, and pursuant to a solicitation of proxies, the stockholders approved a change in the certificate of incorporation to eliminate the requirement that a business combination be approved by not less than two-thirds of the outstanding common stock and a proposal to terminate the escrow fund and distribute the amounts therein to the company.

     On July 26, 1999 a distribution from the escrow fund was made to the stockholders of Orion holding shares sold in the initial public offering. The distribution was in the amount of $9.00 per share to holders of record as of July 22, 1999. The distribution represented a return of capital and dividend income. Then, on November 3, 1999, after the stockholder approval of the termination of the escrow fund, the remaining amount held in escrow was distributed to the company. Those funds have been used to pay accumulated and unpaid taxes and other obligations of Orion. The remaining funds will be used to fund the ongoing operating expenses of Orion and a portion of any expenses of a business combination.

Business Objective

     The management of Orion intends to identify a target business and effect a business combination with a target business. It is anticipated that any business combination will be by negotiation rather than hostile takeover. At this time, Orion does not have a schedule of when it will be able to initiate or consummate a specific business combination.

     Management has substantial flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, management will consider, among other factors, the following:

     (i)  the costs associated with effecting the business combination;

     (ii) the amount of the equity interest it will be able to acquire in the business and opportunity for obtain control;

     (iii) the growth potential of the target business;

     (iv) the experience and skill of the management of the target business and availability of additional personnel for the target business;

     (v) the current and anticipated capital requirements of the target business;

     (vi) the competitive position of the target business in its industry;

     (vii) the stage of business development of the target business;

     (viii) the degree of current or the potential market acceptance of the products or services of the target business,

     (ix) the existence of any proprietary features or intellectual property of the target business;

     (x)  the overall financial condition of the target business; and

     (xi) the regulatory environment in which the target business operates.

     In connection with its search for an acquisition opportunity, Orion may engage investment banking firms to help it identify and approach target businesses. Moreover, in evaluating any target business, management will consider retaining an independent investment banking firm which is a member in good standing of the NASD to assist the Company in appraising, structuring and negotiating a potential business combination. In connection with its evaluation of a prospective target business, management will conduct a due diligence review which will encompass, among other things, meeting with incumbent management, inspecting the facilities, and reviewing the financial, legal and other information which will be made available to Orion.

     The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) will not be ascertainable with any degree of certainty until consummation of the business combination. Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately consummated will result in an expense to Orion.

     Orion will use its current working capital and capital resources to consummate a business combination. In addition, because the resources of the company are not sufficient to fund a business combination, it will have to raise additional capital. The capital may be in the form of equity or debt, and will likely be based solely on the business operation and financial condition of the target business. Therefore, it is not possible at this time to determine the amount of capital that will be needed or available for a business combination There currently are no limitations on Orion's ability to borrow funds for a business combination. Nonetheless, Orion's limited resources and lack of operating history may make it difficult to obtain funds. The amount and nature of any funding will depend on numerous considerations, including Orion's capital requirements, potential lenders' evaluation of Orion's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. Orion does not have any arrangements with any bank or financial institution to secure additional financing, and there can be no assurance that such arrangements if required will be obtainable or otherwise in the best interests of Orion. The inability of Orion to obtain the funds required to effect a business combination, or to provide funds for an additional infusion of capital into a target business, may have material adverse effects on Orion's business prospects, including the ability to effect a business combination.

Employees

     Orion does not have any employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive office is located at 401 Wilshire Boulevard, Suite 1020, Santa Monica, California 90401, and its telephone number is (310) 526-5004.

     Pursuant to an oral agreement, MDB Capital Group, LLC., a limited liability company controlled by Christopher A. Marlett, Anthony DiGiandomenico and James
D. Bowyer, each a stockholder, officer and director of Orion, has agreed that it will make office space and services available to Orion, as may be required at this time and in the near future. Orion does not pay any amount for these services.

     The Company believes that this facility is adequate to meet its needs in the foreseeable future pending the consummation of a business combination.

ITEM 3.  LEGAL PROCEEDINGS

     On July 1, 1999, a Class B Warrantholder of Orion brought suit against Orion, its former directors and certain others in the United States District Court for the Southern District of New York (99 CIV. 4782). On January 31, 2000, the plaintiff filed a notice dismissing the action without prejudice. On January 28, 2000 the court ordered the notice of dismissal. Orion and the plaintiff agreed that Orion will make an exchange offer to all holders of the Class B Warrants. Upon payment of an exercise price of $0.125 per Class B Warrant, each Class B Warrant will be exchanged for one share of common stock, one Class A Warrant and one Right. The Right will provide for the issuance of additional shares of common stock based on a formula in the event that Orion makes an acquisition or consummates a merger and the post transaction company does not meet the specified targets of a $7,000,000 net worth immediately after the transaction and a minimum common stock price of $5.75 for ten days during the two year period following the transaction, subject to certain adjustment, terms and conditions. The record date of the proposed exchange offer has not be determined. The exchange offer will be made by means of a registration statement filed with the Securities and Exchange Commission. Orion anticipates that the offering will be made before June 30, 2000.

     The former directors of Orion who were named as defendants in the suit, have made demand upon Orion for reimbursement of attorney's fees incurred in defense of the suit prior to its voluntary dismissal. The former directors contend they are entitled to reimbursement of attorneys' fees under a provision of Delaware corporate law. Orion is considering the reimbursement request.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 22, 1999, Orion held a special meeting of stockholders at its offices in Santa Monica, California. The purpose of the meeting was to approve two proposals. The first was an amendment to the certificate of incorporation to eliminate the requirement that two-thirds of the shares of common stock approve a business combination. The second was to liquidate and terminate the escrow account which held proceeds of the initial public offering and distribute the funds to Orion for working capital purposes. At the special meeting 890,000 shares were eligible to vote on the matters. There were no abstentions or broker non-votes on either matter.

                               Tabulation of Votes
                               -------------------

            Proposal                   Votes in Favor           Votes Against
           ---------                   --------------           -------------
Amendment to Certificate of
  Incorporation                           739,650                    50,100

Termination of Escrow Fund                734,650                    55,100


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The common stock, Class A Warrants and Class B Warrants are traded in the over-the- counter market and quoted on the OTC Bulletin Board under the symbols MTMR, MTMRW, and MTMRZ.

     The following table sets forth the range of high and low closing trading prices for the common stock, Class A Warrants, and Class B Warrants for the last two fiscal years. The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the Nasdaq System. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                                              Class A                 Class B
                                                    Common Stock             Warrants                Warrant
                                                  ----------------        --------------        -----------------
                                                  High        Low         High       Low        High          Low
                                                  ----        ---         ----       ---        ----          ---
Year Ended December 31, 1998:
   First Quarter ............................        9.125       8.75        1.00       .375       5.875         4.875
      Second Quarter.........................         9.45      9.031        .625        .25        4.25          1.50
      Third Quarter..........................        9.875      9.188         .75        .50        4.50          1.00
      Fourth Quarter.........................       10.125      9.125        .625       .063         .50          .063
Year Ended December 31, 1999:
   First Quarter.............................       10.125       8.00         N/A        N/A      .03125        .21875
   Second Quarter............................        11.00       8.50         N/A        N/A      .15625        .15625
   Third Quarter.............................         7.00       1.00         N/A        N/A         N/A           N/A
   Fourth Quarter............................        1.375     1.0625         N/A        N/A         N/A           N/A


Holders

     As of March 15, 2000, there were 29 holders of record of the common stock and one holder of record of each of the Class A Warrants and the Class B Warrants. Since the majority of the securities are held in street name, Orion believes that there is a substantial number of beneficial holders of the securities.

Dividends

     Orion has paid no dividends on its shares of common stock since its organization. Orion does not expect to pay any dividends prior to the consummation of a business combination, and thereafter anticipates that for the foreseeable future any earnings will be retained for use in its business. Accordingly, it does not anticipate the payment of cash dividends.

     On July 26, 1999 the Company completed a distribution of $9.00 per share to holders of stock purchased in the Company's initial public offering dated July 2, 1996.

Sales of Unregistered Securities

     During the fiscal year ended December 31, 1999, Orion did not sell any unregistered securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

     When used in this Form 10-KSB and in future filings by Orion with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "the company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties, some of which are described below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Orion has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

     The selected financial information for the years ended December 31, 1999, 1998, l997 and the period from inception (October 19, 1995) through December 31, 1999 are derived from the financial statements of Orion which have been audited by BDO Seidman, LLP, Orion's independent auditors. This information should be read in conjunction with the financial statements and related notes and other financial information included herein.

                                                                                                      Period from
                                                                                                   Inception (10/19/95)
       Statement of Operations Data          1999             1998               1997               through 12/31/98
       ----------------------------          ----             ----               ----              ----------------
Interest Income............................  255,344          436,292            475,112           1,389,192
General and administrative  expenses.......  (85,281)         (192,622)          (294,447)         (654,522)
Stock based compensation expense...........         -                 -          (100,000)         (100,000)
Interest expense...........................        --                 -                  -         (57,694)
Provision for taxes........................  (74,303)         (103,153)          (76,399)          (293,782)
Net Income.................................  95,760           140,517            4,266             283,194
Weighted average common shares
      outstanding..........................  890,000          890,000            890,000
Balance Sheet Data:

Total Assets...............................  2,045,862        9,100,524          8,981,286
Total liabilities..........................  121,263          71,685             92,964
(Deficit) earnings accumulated during
        development stage..................  7,553            (30,290)           (85,323)
Common stock subject to possible
         redemption at conversion value....         -         1,817,724          1,732,240
Stockholders' equity.......................  1,924,599        7,211,115          7,156,082


     Orion is a development stage company, and to date its efforts have been limited to organizational activities, consummating an initial public offering and seeking a business combination. Orion has not yet consummated a business combination. Accordingly, Orion will not achieve any operating revenues (other than investment income) until, at the earliest, the consummation of a business combination.

     Between January and April of 1999, a group of stockholders acquired approximately 51% of the outstanding common stock of Orion. On April 30, 1999, by consent action, this group of stockholders elected a new board of directors and officers of Orion effecting a complete change in control of Orion and in the management of the firm.

     On October 22, 1999 a special meeting of the stockholders was held, and pursuant to a solicitation of proxies, the stockholders approved a change in the certificate of incorporation to eliminate the requirement that a business combination be approved by not less than two-thirds of the outstanding common stock and a proposal to terminate the escrow fund and distribute the amounts therein to Orion.

     On November 3, 1999, after the stockholder approval of the termination of the escrow fund, the funds then held in escrow of $2,137,243 was distributed to Orion. Those funds have been used to pay accumulated and unpaid taxes and other obligations of Orion. The remaining funds will be used to fund the ongoing operating expenses of Orion, expected to include professional fees, due diligence and research on potential acquisition targets.

     Orion currently has its executive office at the location of MDB Capital Group LLC whose principals are members of the board of directors of Orion. MDB Capital Group has agreed to make office space and services available to Orion, as may be required at this time and in the near future. Orion does not pay any amount for these services.

     At December 31, 1999, Orion had $2,028,802 in cash and short term U.S. Treasury Bills. Orion will continue to invest it's assets in U.S. Treasury bills and cash until such time as assets are needed for a business combination or acquisition.

     Orion has not incurred any debt in connection with its organizational activities. No cash compensation is currently or will be paid to any officer director until after the consummation of a business combination. Since the role of present management after a business combination is uncertain, Orion has no ability to determine what remuneration, if any, will be paid to such persons after a business combination.

     Orion believes it has more than adequate capital to fund its operations pending a business combination.

     Orion will use its current working capital and capital resources to consummate a business combination. In addition, because the resources of Orion are not sufficient to fund a business combination, it will have to raise additional capital. The capital may be in the form of equity or debt, and will likely be based solely on the business operation and financial condition of the target business. Therefore, it is not possible at this time to determine the amount of capital that will be needed or available for a business combination There currently are no limitations on Orion's ability to borrow funds for a business combination. Nonetheless, Orion's limited resources and lack of operating history may make it difficult to obtain funds. The amount and nature of any funding will depend on numerous considerations, including Orion's capital requirements, potential lenders' evaluation of Orion's ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. Orion does not have any arrangements with any bank or financial institution to secure additional financing, and there can be no assurance that such arrangements if required will be obtainable or otherwise in the best interests of Orion. The inability of Orion to obtain the funds required to effect a business combination, or to provide funds for an additional infusion of capital into a target business, may have material adverse effects on Orion's business prospects, including the ability to effect a business combination.

Year 2000

     Y2K issues concern the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Many of the world's computer systems recorded years in a two-digit format. Computer systems configured this way may be unable to property interpret dates beyond the year 1999. Orion has not experienced any problems resulting from the change of dates at the beginning of the year 2000. Because Orion does not have any operations, it does not anticipate that it will experience any Y2K issues in the future. However, no assurances can be given that a Y2K issue will not develop in the future that may adversely affect Orion.

ITEM 7. FINANCIAL STATEMENTS

                           ORION ACQUISITION CORP. II
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                    CONTENTS

                                                                         PAGE

Report of independent certified public accountants.......................11

Financial statements:

   Balance sheets........................................................12

   Statements of operations..............................................13

   Statements of stockholders' equity and common stock
     subject to possible redemption......................................14

   Statements of cash flows..............................................15

   Notes to financial statements.........................................16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

to the Board of Directors and Stockholders of Orion Acquisition Corp. II

     We have audited the accompanying balance sheets of Orion Acquisition Corp. II (a corporation in the development stage) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and common stock subject to redemption, and cash flows for the years ended December 31, 1999, 1998 and 1997 and for the period from October 19, 1995 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of Orion's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Acquisition Corp. II at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and for the period from October 19, 1995 (Date of Inception) to December 31, 1999 in conformity with generally accepted accounting principals.

                                            /S/ BDO Seidman, LLP



BDO SEIDMAN, LLP
Los Angeles, California
February 10, 2000

                  ORION ACQUISITION CORP II
           (a corporation in the development stage)
                        BALANCE SHEETS
                                                            December 31,
                                                      1999              1998
                                                   ---------         ----------
ASSETS
Cash                                              $   522,187       $    11,902
Restricted cash                                            -           190,383
US Treasury bills - restricted                             -         8,898,239
US Treasury bills                                  1,506,615                 -
Other assets                                          17,060                 -
                                                   ---------         ----------
Total assets                                       2,045,862         9,100,524
                                                   ---------         ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses                                    121,263            71,685
Common stock, subject to possible conversion of           -         1,817,724
160,000 shares at redemption value (Note 6)


Stockholders' equity:
Convertible preferred stock, $.01 par value               1                 1
1,000,000 shares authorized 110 shares issued
and outstanding
Common stock, $0.01 par value 10,000,000 shares        8,900             8,900
authorized; 890,000 shares issued and outstanding
Additional paid-in capital                         1,908,145         7,232,504
(Deficit) earnings accumulated during development      7,553           (30,290)
stage
                                                   ---------         ----------
Total stockholders' equity                         1,924,599         7,211,115
                                                   ---------         ----------
Total liabilities and stockholders' equity       $ 2,045,862       $ 9,100,524
                                                   ---------         ----------

See accompanying notes to the financial statements.

             ORION ACQUISITION CORP II
      (a corporation in the development stage)
              STATEMENT OF OPERATIONS

                                                                                October 15, 1995
                                                                                (date of incorporation)
                                                                                to December 31,
Years ended December 31,                                                        1999
                                            1999          1998        1997
                                        ---------     ---------    --------    -----------
Interest income                         $ 255,344     $ 436,292   $ 475,112    $ 1,389,192
General and administrative expenses       (85,281)     (192,622)   (294,447)      (654,522)
Stock based compensation expense                -             -    (100,000)      (100,000)
Interest expense                                -             -           -        (57,694)
                                        ---------     ---------    --------     ----------
Net income before income taxes            170,063       243,670      80,665        576,976
Provision for income taxes                (74,303)     (103,153)    (76,399)      (293,782)
                                        ---------     ---------    --------     ----------
Net income                              $  95,760     $ 140,517   $   4,266    $   283,194
                                        =========     =========   =========     ==========

Earnings per share, basic and diluted:  $    0.11     $    0.16   $      -

Weighted average common shares
    outstanding basic and diluted         890,000       890,000   890,000

See accompanying notes to the financial statements.

                            ORION ACQUISITION CORP II
                    (a corporation in the development stage)
                                  STATEMENT OF
                      STOCKHOLDERS' EQUITY AND COMMON STOCK
                         SUBJECT TO POSSIBLE REDEMPTION
      FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997, 1996, AND 1995 AND
   FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) THROUGH DECEMBER 31, 1999


                                                                                                                 Accumulated
                                                                                 Common Stock                   Earnings (Deficit)
                                                                                  subject to        Additional    During the
                                   Preferred Stock        Common Stock        Possible redemption    Paid-in     Development
                                  Shares     Amount     Shares     Amount     Shares       Amount    Capital        stage
                                  -------    -------    ------     ------     ------       ------    -------     -----------------
BALANCE AT OCTOBER 19, 1995             -        $ -          -        $ -          -         $ -          $ -             $ -
    Issuance of Founders Shares         -          -     16,500        165          -           -        1,485               -

BALANCE AT DECEMBER 31, 1995            -          -     16,500        165          -           -        1,485               -
    Issuance of Founders Shares         -          -     58,500        585          -           -        5,265               -
    Sale of private placement shares    -          -     15,000        150          -           -        7,350               -
    Sale of convertible preferred
     stock                            110          1          -          -          -           -       10,999               -
    Sale of 800,000 shares, net of
      underwriting discounts
      and offering costs                -          -    640,000      8,000    160,000   1,600,000    7,107,405               -
    Net income                          -          -          -          -          -           -            -          42,651
    Accretion to redemption
      value of stock                    -          -          -          -          -      42,118            -         (42,118)

BALANCE AT DECEMBER 31, 1996          110          1    730,000      8,900    160,000   1,642,118    7,132,504             533
    Issuance of options                 -          -          -          -          -           -      100,000               -
    Net income                          -          -          -          -          -           -            -           4,266
    Accretion to redemption
      value of common stock             -          -          -          -          -      90,122            -         (90,122)

BALANCE AT DECEMBER 31, 1997          110          1    730,000      8,900    160,000   1,732,240    7,232,504         (85,323)
    Net income                          -          -          -          -          -           -            -         140,517
    Accretion to redemption
      value of common stock             -          -          -          -          -      85,484            -         (85,484)

BALANCE AT DECEMBER 31, 1998          110          1    730,000      8,900    160,000   1,817,724    7,232,504         (30,290)
    Net income                          -          -          -          -          -           -            -          95,760
    Elimination of redemptive common
      stock provision (Note 6)          -          -    160,000          -   (160,000)  (1,600,000)  1,600,000               -
    Reversal of accretion to redemptive
      value of common stock (Note 6)    -          -          -          -          -    (217,724)           -         217,724
    Dividend (Note 6)                   -          -          -          -          -           -            -        (275,641)
    Liquidating dividend (Note 6)       -          -          -          -          -           -   (6,924,359)              -

BALANCE AT DECEMBER 31, 1999          110        $ 1    890,000    $ 8,900          -         $ -   $1,908,145         $ 7,553
---------------------------------=========--=========--=========--=========--=========--==========--===========-===============


      See accompanying notes to the financial statements.

               ORION ACQUISITION CORP II
        (a corporation in the development stage)
                STATEMENT OF CASH FLOWS

                                                                                                             October 19, 1995
                                                                                                             (date of inception)
                                                                                                             to December 31
                                                                          Year ended December                1999
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES:                             1999           1998            1997
                                                               ---------       --------        --------           ----------
Net income                                                       $95,760       $140,517          $4,266            $283,194
Adjustments to reconcile net income to net cash
provided by operating activities:
Note discount amortization                                                                                           37,500
Stock based compensation expense                                       -              -         100,000             100,000
Changes in working capital:                                            -              -               -                   -
Increase in other assets                                         (17,060)             -               -             (17,060)
Decrease (increase) in accrued investment
receivables                                                                     208,100         (5,518)                   -
Increase (decrease) in accrued expenses                           49,578        (21,279)         37,567             121,263
                                                               ---------       --------        --------           ----------
Cash provided by operating activities                            128,278        327,338         136,315             524,897
                                                               ---------       --------        --------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of U.S. Treasury bills and other
(increases) decreases in restricted cash                       9,088,622       (635,518)       (445,098)                  -
Purchase of U.S. Treasury bills                               (1,506,615)             -               -          (1,506,615)
Decrease (increase) in deferred acquisition costs                      -          8,072          (8,072)                  -
                                                               ---------       --------        --------           ----------
Cash provided by (used) in investing activities                7,582,007       (627,446)       (453,170)         (1,506,615)
                                                               ---------       --------        --------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend (Note 6)                                             (7,200,000)             -               -          (7,200,000)
Issue of units and redeemable Class B purchase
warrants, net of public offering expenses                              -              -               -           8,677,905
Issuance of unsecured promissory notes                                 -              -               -             100,000
Repayment of unsecured promissory notes                                -              -               -            (100,000)
Proceeds from related party note                                  35,000              -               -              35,000
Repayment of related party note                                  (35,000)             -               -             (35,000)
Issuance of founders' shares                                           -              -               -               7,500
Issuance of private placement shares                                   -              -               -               7,500
Issuance of convertible preferred stock                                -              -               -              11,000
                                                               ---------       --------        --------           ----------
Cash provided by (used in) financing activities               (7,200,000)             -               -           1,503,905
                                                               ---------       --------        --------           ----------

NET (DECREASE) INCREASE IN CASH                                  510,285       (300,108)       (316,855)            522,187
Cash, beginning of period                                         11,902        312,010         628,865                   -
                                                               ---------       --------        --------           ----------
Cash, end of period                                            $ 522,187       $ 11,902       $ 312,010           $ 522,187
                                                               ---------       --------        --------           ----------

See accompanying notes to the financial statements.

                            ORION ACQUISITION CORP II
                    (a corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

     Orion Acquisition Corp II (the "Company") was incorporated in Delaware on October 19, 1995 for the purpose of raising capital to fund the acquisition of an unspecified operating business. All activity to date relates to the Company's formation and fund raising. To date, the Company, as a development stage company, has not effected a Business Combination (as defined below).

     The registration statement for the Company's Initial Public Offering (the "Offering") became effective on July 2, 1996. The Company consummated the Offering raising net proceeds of approximately $8,700,000 (See Note 2). The Company's management has broad discretion with respect to the specified application of the net proceeds of the Offering, although substantially all of the net proceeds of the offering were intended to be generally applied toward consummating a business combination with an operating business ("Business Combination").

     All shares of the common stock outstanding immediately prior to the date of the Offering have been placed in escrow until the occurrence of the first Business Combination.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Net Earnings Per Common Share

     In 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements.

     Net earnings per common share for the years December 31, 1999, 1998 and 1997 are computed by dividing net earnings by the weighted average common shares outstanding during the year. The assumed exercise of common stock equivalents was not utilized due to their exercise being predicated on the consummation of a Business Combination.

     (b)  Income Taxes

     The Company follows the Statement of Financial Accounting Standards No.
109. This statement requires that deferred income taxes based on the consequences of temporary differences between the financial carrying amounts and tax bases of existing assets and liabilities be recorded based on the asset and liability method of accounting which is adjusted periodically when statutory income tax rates change. Deferred taxes are not material.

     (c)  Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principals, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (d)  Fair Value of Financial Instruments

     The carrying values of financial instruments including cash, restricted cash, U.S. Treasury bills, accrued investment interest receivable and accrued expenses approximate fair value at December 31, 1999 and 1998.

     (e)  Stock Options

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 allows companies to choose whether to account for stock-based compensation on the fair value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure alternative under SFAS 123 during 1996 and will continue to follow the provisions of APB Opinion No. 25.

     (f)  Comprehensive Income

     Statement of Financial Accounting Standard No. 130. "Reporting Comprehensive Income", ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display or comprehensive income and its components in a full set of general purpose financial statements. The Company adopted SFAS 130 and it did not have any effect on its financial position or results of operations.

NOTE 4 - INVESTMENTS

     A substantial portion of the assets of the Company are invested in U.S. Treasury Bills having various maturities of less than 6 months. The Company classifies these securities as held to maturity. Aggregate cost basis and market value of these securities as of December 31, 1999 and 1998 totaled approximately $1,506,615 and $9,080,622. No unrealized holding gains or losses have been realized.

NOTE 5 - RELATED PARTIES

     Richard C. Hoffman was secretary and a director of the Company until April 30, 1999 and during that time acted as general counsel to the Company. The Company utilized Richard C. Hoffman, P.C., a law firm of which Mr. Hoffman is sole shareholder, for legal services in connection with Company activities. Fees paid by the Company for these services totaled approximately $-0-, $7,000 and $61,000 for the years ended December 31, 1999, 1998 and 1997.

     On May 5, 1999 and July 20, 1999, MDB Capital Group LLC lent to the Company an aggregate of $35,000. This loan was represented by unsecured promissory notes due on demand, bearing no interest. The proceeds of these loans were used for working capital. The principal on these loans was repaid on December 8, 1999. Each of Christopher A. Marlett, Anthony DiGiandomenico, James D. Bowyer and Dyana Williams Marlett are officers and/or directors of the Company and principals and/or employees of MDB Capital Group LLC.

NOTE 6 - STOCKHOLDER'S EQUITY

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

     Effective January 10, 1997 an investment bank engaged to assist the Company, was granted an option to purchase 10,000 shares of Common Stock, par value $.01 per share, owned by Cranbrooke at a purchase price of $.10 per share. The Company recorded a non-cash charge of $100,000 that represents the fair value of the option at the date of grant as calculated using the Black-Scholes option pricing model.

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

     (e)  Dividend

     On July 26, 1999 the Company returned an aggregate of $7,200,000, or $9.00 per share, to the owners of shares sold in the Offering. On November 3, 1999 with shareholder approval, the funds remaining in the escrow accounts were distributed to the Company to be used for general corporate purposes. Of the $7,200,000 returned to shareholders, $275,641 represents accumulated earnings and $6,924,359 represents additional paid in capital.

     (f)  Elimination of Redemptive Common Stock Provision

     On October 22, 1999, a special meeting of the stockholders was held, and pursuant to a solicitation of proxies, the stockholders approved a change in the certificate of incorporation to eliminate the requirement that a business combination be approved by not less than two-thirds of the outstanding common stock and a proposal to terminate the escrow fund and distribute the amounts therein to the stockholders.

     The elimination of the requirement that a business combination be approved by not less than two-thirds of the outstanding common stock of the Company removed the event that would give rise to the possible redemption of the Company's common stock. As such, the Company eliminated the redemptive common stock provision for the number of potentially redemptive common shares at their initial per share price and reversed the related cumulative accretion of earnings on those potentially redemptive funds.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the year ended December 31, 1999 and 1998 the Company paid approximately $61,000 and $60,000 in taxes.

NOTE 8 - INCOME TAXES

Federal and state income tax provisions are as follows:

Current:                       1999               1998               1997
                               ----               ----               ----
Federal                        $37,749          $ 63,323          $ 33,916
State and Local                 36,554            39,830            42,483
                               --------        ---------         ---------
         Total                 $74,303          $103,153          $ 76,399
                               =======          ========         =========


     The effective tax rate for the years ending 1999, 1998 and 1997 differ from the statutory federal income tax rate due to state taxes and certain non-deductible expenses.

NOTE 9 - SUBSEQUENT EVENT

     On July 1, 1999, a Class B Warrantholder of the Company brought suit against the Company, its former directors and certain others. On January 31, 2000, the plaintiff filed a notice dismissing the action without prejudice. On January 28, 2000 the court ordered the notice of dismissal. The Company and the plaintiff agreed that the Company will make an exchange offer to all holders of the Class B Warrants. Upon payment of an exercise price of $0.125 per Class B Warrant, each Class B Warrant will be exchanged for one share of Common Stock, one Class A Warrant and one Right. The Right will provide for the issuance of additional shares of common stock based on a formula in the event that the Company makes an acquisition or consummates a merger and the post-transaction company does not meet the specified targets of a $7,000,000 net worth immediately after the transaction and a minimum common stock price of $5.75 for ten days during the two year period following the transaction, subject to certain adjustment, terms and conditions. The record date of the proposed exchange offer has not been determined. The exchange offer will be made by means of a registration statement filed with the Securities and Exchange Commission. The Company anticipates that the offering will be made before June 30, 2000.

     The former directors of Orion Acquisition Corp. II who were named as defendants in the suit, have made demand upon the company for reimbursement of attorney's fees incurred in defense of the suit prior to its voluntary dismissal. The former directors contend they are entitled to reimbursement of attorneys' fees under a provision of Delaware corporate law. The Company is considering the reimbursement request. No accrual has been made for any potential reimbursement in the accompanying financial statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The current directors and officers of Orion are as follows:

                                    Director
Name                         Age     Since    Position

Christopher A. Marlett       35      1999     Chairman of the Board, Chief
                                              Executive Officer and Director
Anthony DiGiandomenico       33      1999     Chief Financial Officer and
                                              Director
Dyana Williams Marlett       33      1999     Chief Operating Officer,
                                              Secretary, Treasurer and Director
James D. Bowyer              60      1999     Director
William C. Fioretti          48      1999     Director

     Christopher A. Marlett is a co-founder and member of MDB Capital Group LLC, an investment banking firm formed in December 1996. MDB is an NASD member broker-dealer which specializes in working with growth oriented companies. Prior to forming MDB, Mr. Marlett was employed as a Managing Director by Laidlaw Equities from May of 1995 to December of 1996 where he was in charge of Laidlaw's West Coast investment banking activities. From March of 1991 to May of 1995 Mr. Marlett was affiliated with Drake Capital Securities where he formed a division called Marlett/Mazzarella and directed all investment banking activities of the division. Mr. Marlett holds a degree in Business Administration from the University of Southern California. Mr. Marlett is the Chairman and interim President of Lipid Sciences Inc. a company engaged in medical research.

     Anthony DiGiandomenico is a co-founder and member of MDB, an investment banking firm formed in December 1996. Mr. DiGiandomenico served as President and CEO of the Digian Company from 1988 through 1996, a real estate development company and holds a Bachelors of Science Degree in Finance from the University of Colorado and a Masters in Business Administration from the Haas Business School at the University of California, Berkeley.

     Dyana Williams Marlett is a co-founder of MDB and acts as its Chief Operating Officer. From March of 1995 to December of 1996, Ms. Marlett was employed by Laidlaw Equities as a Vice President handling investment banking and syndicate activities for the West Coast. From October of 1990 through March of 1995, Ms. Marlett was employed at Drake Capital Securities where she acted as Syndicate Manager. Ms. Marlett holds several licenses with the National Association of Securities Dealers. Ms. Marlett is the wife of Mr. Christopher Marlett.

     James D. Bowyer is a co-founder and member of MDB, an investment banking firm formed in December 1996. Mr. Bowyer was employed at Laidlaw Equities from August of 1995 to December of 1996. Mr. Bowyer's career has spanned over thirty years in the securities industry focused on financing and investing in growth companies. In 1976 Mr. Bowyer formed MacDonald, Krieger & Bowyer a full service broker-dealer based in Beverly Hills, California, which was subsequently sold in 1982. Mr. Bowyer then founded his own investment firm, J.D. Bowyer & Co. which he operated from 1983 to 1995.

     William C. Fioretti is the founder of Agritech Labs, and has served as its president and a director since 1992. Agritech Labs is a research and development company which concentrates on veterinary bio-pharmaceuticals. Mr. Fioretti is also a founder of Mannatech Incorporated (NASDAQ:MTEX) a publicly traded direct marketing company specializing in consumer health products. Mr. Fioretti served Mannatech as the Chief Executive Officer from 1993 through 1996, as Chief Scientific Officer from 1996 through 1997 and a director from inception until his retirement from Mannatech in November of 1997. Mr. Fioretti completed his undergraduate education at Appalachian State University from 1970-1974 receiving a Bachelor of Science Biology, completed his graduate training in biochemistry at the Medical University of South Carolina from 1974-1978 and did post graduate training at the University of Florida from 1978-1980.

     Members of the board of directors generally are elected annually by the stockholders and may be removed as provided in the General Corporation Law of the State of Delaware and the articles of incorporation and by-laws. Officers are appointed by the board of directors and serve at their pleasure. The board of directors does not have any committees at this time.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers, directors and persons who beneficially own more than ten percent of a registered class of the equity securities of Orion ("ten percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and ten percent stockholders are charged by SEC regulation to furnish Orion with copies of all Section 16(a) forms they file. Based solely upon its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Orion believes that, during the fiscal year ended December 31, 1999, all filing requirements applicable to its executive officers, directors and ten percent stockholders were fulfilled.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

     Orion does not currently compensate any of the officers or other employees. Orion does not intend to provide any remuneration to officers or employees until after a business combination, if any, of an operating business.

Compensation of Directors

     Directors of Orion receive no cash compensation for serving on the board of directors, but they receive reimbursement of reasonable expenses incurred in attending meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information as of March 15, 2000 based on information obtained from the persons named below. It states the beneficial ownership of shares of the common stock by (i) each person known to be the owner of more than 5% of the outstanding shares of common stock, (ii) each director and (iii) all executive officers and directors as a group.

                                         Amount and Nature          Percent
                                           of Beneficial            of Class
Name of Beneficial Owner (1)                Ownership                  (2)

Christopher A. Marlett                       126,000                  14.2%
Anthony DiGiandomenico                        54,225(3)                6.1%
Dyana Williams Marlett                        68,000                   7.6%
James D. Bowyer                               56,400(4)                6.3%
William C. Fioretti                           70,000                   7.9%
All directors and executive officers         374,625(5)               42.1%
as a group (five persons)


(1) The person's address is care of the Company at 401 Wilshire Boulevard - Suite 1020, Santa Monica, California 90401.

(2) Percentage includes all outstanding shares of Common Stock plus any shares of common stock that the person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)  Includes 3,000 shares held in an individual retirement account.

(4) Includes 3,000 shares held in custodian accounts and excludes 3,000 shares of Common Stock issuable on exercise of Class A Warrants not yet exercisable.

(5)  See Notes 2 and 3 above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company uses the services and some of the employees of MDB Capital Group LLC and has its executive offices at the offices of MDB Capital Group LLC. The Company does not pay any amount to or for the employees of MDB Capital Group LLC or any rent for these offices. The Company reimburses MDB Capital Group LLC for documented out of pocket expenses incurred on its behalf.

     On May 5, 1999 and July 20, 1999, MDB Capital Group LLC lent to the Company an aggregate of $35,000. This loan was represented by unsecured promissory notes due on demand, bearing no interest. The proceeds of these loans were used for working capital. The principal on these loans was repaid on December 8, 1999. Each of Christopher A. Marlett, Anthony DiGiandomenico, James D. Bowyer and Dyana Williams Marlett are officers and/or directors of the Company and principals and/or employees of MDB Capital Group LLC.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)(1)

         3.2* Amendment dated October 22, 1999 to Amended and Restated Certificate of Incorporation

         3.3      By-laws of the Registrant (Exhibit 3.2)(1)

         4.1 Warrant Agency Agreement between American Stock Transfer & Company and the Registrant (Exhibit 4.2)(1)

         4.2 Form of Representative's Warrant Agreement of Registrant (Exhibit 4.5)(1)

         4.3      Form of Common Stock Certificate of Registrant (Exhibit 4.1)
                  (1)

         4.4 Form of Class B Unit Purchase Agreement of the Registrant (Exhibit 4.4)(1)

         4.5 Form of Class A Common Stock Purchase Warrant Certificate of the Registrant (Exhibit 4.3)(1)

         10.1     Underwriting Agreement (Exhibit 1.1)(1)

         10.2 License Agreement, dated August 25,1995, between Bright Capital, Ltd. and the Company (Exhibit 10.3)(1)

         10.3     Management Unit Purchase Option Plan (Exhibit 10.4)(1)

         27.1*    Financial Data Schedule

         *        Filed herewith.

         (1)      Incorporated by referenced from Registration Statement
                   33-03252

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 2000.

                                           ORION ACQUISITION CORP. II

                                           /s/ Christopher A. Marlett
                                           ---------------------------
                                           Christopher A. Marlett
                                           Chairman of the Board and
                                           Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Christopher A. Marlett            Chairman of the Board                       March 23, 2000
----------------------------            and Chief Executive Officer
Christopher A. Marlett                 (Principal Executive Officer)

 /s/ Anthony DiGiandomenico             Chief Financial Officer                     March 23, 2000
---------------------------             and Director
Anthony DiGiandomenico                  (Chief Accounting Officer and
                                        Principal Accounting Officer)

/s/ Dyana Williams Marlett              Chief Operating Officer,                     March 23, 2000
--------------------------              Secretary, Treasurer and
Dyana Williams Marlett                  Director

/s/ James D. Bowyer                     Director                                     March 23, 2000
--------------------------
James D. Bowyer

/s/ William C. Fioretti                 Director                                     March 24, 2000
--------------------------
William C. Fioretti