Form 10QSB
period 2000-03-31
ORION ACQUISITION CORP II
filed 2000-05-15
CIK 1011835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the - quarterly period ended: March 31, 2000

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-20837

                           Orion Acquisition Corp. II

             (Exact name of registrant as specified in its charter)


         Delaware                                          13-3863260
  (State of Incorporation)                     (IRS Employer Identification No.)


 401 Wilshire Boulevard - Suite 1020
   Santa Monica, CA                                          90401
 (Address of principal executive office)                  (Zip code)


       Registrant's telephone number, including area code: (310) 526-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___
                                        ---

As of May 1, 2000, 890,000 shares of Common Stock were issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)


                                 BALANCE SHEETS

                                                March 31,         December 31,
                                                 2000                1999
                                                 ----                ----
                                             (Unaudited)
ASSETS
------
Cash                                           $ 416,124           $522,187
US Treasury bills                              1,519,763          1,506,615
Other assets                                      29,628             17,060
                                               ---------          ---------

Total Assets                                  $1,965,515         $2,045,862
                                              ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                $ 45,224           $121,263

Stockholders' equity:
   Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized;                     1                  1
      110 shares issued and outstanding
   Common stock, $.01 par value 10,000,000
      shares authorized; 890,000 shares issued
      and outstanding                              8,900              8,900
   Additional paid-in capital                  1,908,145          1,908,145
   Earnings accumulated during development
      stage                                        3,245              7,553
                                               ---------           ---------

      Total stockholders' equity               1,920,292           1,924,599
                                               ---------           ---------

   Total liabilities and stockholders'
      equity                                   1,965,515          $2,045,862
                                               =========          ==========





See notes to accompanying unaudited financial statements.

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                              Three Months           October 19,
                                                                  Ended            1995 (inception)
                                                                March 31,              through
                                                         2000              1999      March 31, 2000
                                                         ----              ----            ----
Interest income                                      $ 14,085         $   91,050        $ 1,403,277

General and administrative expense                    (18,393)           (15,611)          (672,915)

Stock based compensation expense                            -                  -           (100,000)

Interest expense                                            -                  -            (57,694)
                                                     ---------         ----------      -------------

Income (Loss) before income taxes                      (4,308)            75,439            572,668

Provision for income taxes                                  -            (35,591)          (293,782)
                                                     ---------        -----------     --------------

Net (loss) income                                   $  (4,308)          $  39,848        $  278,886
                                                    ==========       ============        ===========


Earnings per share:

    Basic                                               (0.00)         $     0.04
                                                    ==========        ===========

    Diluted                                         $   (0.00)         $     0.04
                                                    ==========        ===========

Weighted average common shares outstanding:

    Basic                                             890,000            890,000
                                                    ==========         ==========

    Diluted                                           890,000            890,000
                                                    ==========         ==========





See notes to accompanying unaudited financial statements.

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                           October 19, 1995
                                                                                             (inception)
                                                                                                through
                                                             Three Months Ended                 March 31,
                                                                  March 31,
                                                             2000          1999                  2000
                                                             ----          ----                  ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                 ($ 4,308)       $    39,848           $  278,886
    Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
    Note discount amortization                               -                 -                37,500
    Stock based compensation expense                         -                 -               100,000
    Changes in working capital:
      Increase in other assets                         (12,568)                -               (29,628)
      Increase (Decrease) in accrued expenses          (76,039)            45,151               45,224
                                                      ---------      ------------            ----------

      Cash provided by (used in) operating activities: (92,915)            84,999               231,181
                                                      ---------      ------------            ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of U.S. Treasury bills and other
       increases in restricted cash                    (13,148)           (90,950)           (1,519,763)
                                                      ---------       -----------            ----------

      Cash provided by (used in)investing activities   (13,148)           (90,950)           (1,519,763)
                                                      ---------      ------------         -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend                                                 -                 -             (7,200,000)
    Issue of units and redeemable Class B
       Purchase warrants, net of public
       offering expenses                                     -                 -             8,677,905
    Issuance of unsecured promissory notes                   -                 -               100,000
    Repayment of unsecured promissory notes                  -                 -              (100,000)
    Proceeds from related party note                         -                 -                35,000
    Repayment of related party note                          -                 -               (35,000)
    Issuance of founders' shares                             -                 -                 7,500
    Issuance of private placement shares                     -                 -                 7,500
    Issuance of convertible preferred stock                  -                 -                11,000
                                                      ---------      ------------         -------------

 Cash provided by financing activities                       -                 -             1,503,985
                                                      ---------      ------------           -----------

 NET (DECREASE) INCREASE IN CASH                       (106,063)           (5,951)             416,124


      Cash at beginning of period                       552,187            11,902                    -
                                                      ---------      ------------         -------------

      Cash at end of period                        $    416,124      $      5,951          $   416,124
                                                    ===========     =============         =============





See notes to accompanying unaudited financial statements.

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

     Orion Acquisition Corp II (the "Company") was incorporated in Delaware on October 19, 1995 for the purpose of raising capital to fund the acquisition of an unspecified operating business ("Business Combination"). All activity to date relates to the Company's formation and fund raising. To date, the Company, as a development stage company, has not effected a Business Combination.

     All shares of the common stock outstanding immediately prior to the date of the Offering have been placed in escrow until the occurrence of the first Business Combination.

NOTE 2 - PRESENTATION OF INTERIM INFORMATION

     The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Form 10-KSB under the Securities Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of operating results for the entire year.

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

     Net earnings per common share for the quarters ending March 31, 1999 and 2000 are computed by dividing net earnings by the weighted average common shares outstanding during the year. The assumed exercise of common stock equivalents was not utilized due to their exercise being predicated on the consummation of a Business Combination.

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

     (d)  Fair Value of Financial Instruments

     The carrying values of financial instruments including cash and U.S. Treasury bills, approximate fair value at March 31, 1999 and 2000.

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

NOTE 4 - INVESTMENTS

     A substantial portion of the assets of the Company are invested in U.S. Treasury Bills having various maturities of less than 6 months. The Company classifies these securities as held to maturity. Aggregate cost basis and market value of these securities as of March 31, 2000 totaled approximately $1,519,762.50. No unrealized holding gains or losses have been realized.

NOTE 5 - RELATED PARTIES

     Richard C. Hoffman was secretary and a director of the Company until April 30, 1999 and during that time acted as general counsel to the Company. The Company utilized Richard C. Hoffman, P.C., a law firm of which Mr. Hoffman is sole shareholder, for legal services in connection with Company activities. Fees paid by the Company for these services totaled approximately $-0- for the year ended December 31, 1999.

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

NOTE 6 - LEGAL PROCEEDINGS

     On July 1, 1999, a Class B Warrantholder of the Company brought suit against the Company, its former directors and certain others. On January 31, 2000, the plaintiff filed a notice dismissing the action without prejudice. On January 28, 2000 the court ordered the notice of dismissal. The Company and the plaintiff agreed that the Company will make an exchange offer to all holders of the Class B Warrants. Upon payment of an exercise price of $0.125 per Class B Warrant, each Class B Warrant will be exchanged for one share of Common Stock, one Class A Warrant and one Right. The Right will be convertible into shares of common stock based on a formula in the event that the Company makes an acquisition or consummates a merger and the post-transaction company results in a $7,000,000 increase in the net worth of the Company immediately after the transaction and the common stock does not meet a minimum price of $5.75 for ten days during the two year period following the transaction, subject to certain adjustments, terms and conditions. The record date of the proposed exchange offer has not been determined. The exchange offer will be made by means of a registration statement filed with the Securities and Exchange Commission. The Company anticipates that the offering will be made before June 30, 2000.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     Results for the three-month period ending March 31, 2000, consisted of investment income earned from Treasury bills less expenses associated with general and administrative overheads and litigation expenses. Results for the three months ended March 31, 1999 consisted of investment income earned from Treasury bils held in escrow less expenses associated with general and administrative overheads.

     The Company continues to search for a suitable company to complete a business combination or merger. There remains adequate cash on hand to bear the costs of due diligence or legal fees necessary to locate and evaluate potential candidates for a business combination. If a candidate is found the company may need to raise additional funds to complete the acquisition.

                           PART II. OTHER INFORMATION


ITEM 1:  Legal Proceedings

     On July 1, 1999, a Class B Warrantholder of Orion brought suit against Orion, its former directors and certain others in the United States District Court for the Southern District of New York (99 CIV. 4782). On January 31, 2000, the plaintiff filed a notice dismissing the action without prejudice. On January 28, 2000 the court ordered the notice of dismissal. Orion and the plaintiff agreed that Orion will make an exchange offer to all holders of the Class B Warrants. Upon payment of an exercise price of $0.125 per Class B Warrant, each Class B Warrant will be exchanged for one share of common stock, one Class A Warrant and one Right. The Right will be convertible into shares of common stock based on a formula in the event that Orion makes an acquisition or consummates a merger and the post transaction company results in a $7,000,000 increase in the net worth of the company immediately after the transaction and the common stock does not meet a minimum price of $5.75 for ten days during the two year period following the transaction, subject to certain adjustments, terms and conditions. The record date of the proposed exchange offer has not be determined. The exchange offer will be made by means of a registration statement filed with the Securities and Exchange Commission. Orion anticipates that the offering will be made before June 30, 2000.

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

                                                ORION ACQUISITION CORP. II


Dated:  May 15, 2000                            By:  /s/ Christopher A. Marlett
                                                -------------------------------
                                                    Christopher A. Marlett
                                                    Chairman, President, and CEO

                                  EXHIBIT INDEX

Exhibit Number    Description

27                Financial Data Schedule (3/31/00)