Form 10QSB
period 2000-06-30
ORION ACQUISITION CORP II
filed 2000-08-04
CIK 1011835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2000

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

       401 Wilshire Blvd., Suite 1020
       Los Angeles, California                           90401
   (Address of principal executive office)             (Zip code)


      Registrant's telephone number, including area code: (310) 526-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of June 30, 2000, 1,102,157 shares of Common Stock were issued and outstanding.

                          PART 1. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           ORION ACQUISITION CORP. II
                   (a corporation in the development stage)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                              Three Months   Three Months  Six Months   Six Months October 19, 1995
                                Ended        Ended           Ended       Ended       (inception)
                               June 30,     June 30,        June 30,    June 30,     To June 30
                                2000          1999            2000        2000           2000
                               --------    ----------      ---------    ---------    ------------
Interest income ...........   $  26,059  $   103,297     $   40,144    $ 194,347      $1,429,336

Operating expense .........     (47,152)      (6,758)       (65,545)     (22,369)       (720,067)

Stock-based compensation

 expense ..................          --          --              --           --        (100,000)

Interest expense ..........          --          --              --           --         (57,694)
                              ---------    ---------      ---------    ---------       ---------

Income (loss) before

 income taxes .............    (21,093)      96,539         (25,401)     171,978         551,575

Provision for income

  taxes ...................         --      (51,268)             --      (86,859)       (293,782)
                              ---------    ----------     ---------    ---------       ---------
Net income (loss) .........   $(21,093)      45,271         (25,401)   $  85,119        $257,793
                              =========    =========      =========    =========       =========

Earnings per share:

   Basic ..................   $  (0.02)        0.05           (0.03)   $    0.09
                              =========    =========       =========   =========

   Diluted ................   $  (0.02)        0.05           (0.03)    $   0.09
                              =========    ========       =========   =========
Weighted average common
  shares outstanding:

   Basic ..................   1,102,157     890,000       1,102,157      890,000
                               ========    ========       =========   ==========

   Diluted ................   1,102,157     890,000       1,102,157      890,000
                               ========    ========       =========   ==========


See notes to accompanying unaudited financial statements.

                          ORION ACQUISITION CORP. II
                   (a corporation in the development stage)


                                 BALANCE SHEETS

                                                      June 30,      December 31,
                                                       2000            1999
                                                    (unaudited)
ASSETS

Cash                                                $  657,502      $   522,187
US Treasury bills                                    1,545,821        1,506,615
Other Current Assets                                    29,628           17,060
                                                    ----------       ----------

Total assets                                       $ 2,232,951      $ 2,045,862
                                                    ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                    $   36,732      $   121,263

Stockholders' equity:
   Convertible preferred stock, $.01 par value,
      1,000,000 shares authorized:                           1                1
      110 shares issued and outstanding
   Common stock, $.01 par value 10,000,000
      shares authorized; 890,000 shares
      issued and outstanding at December 31,
      1999 and 1,102,157 shares ssued and
      outstanding at June 30, 2000                      11,022            8,900
   Additional paid-in capital                        2,203,043        1,908,145
   Deficit accumulated during development
      stage                                            (17,847)          (7,553)
                                                     ----------       ---------


      Total stockholders' equity                     2,196,218        1,924,599
                                                     ---------        ---------

   Total liabilities and stockholders' equity      $ 2,232,951      $ 2,045,862
                                                   ===========      ===========

See notes to accompanying unaudited financial statements.

                           ORION ACQUISITION CORP. II
                   (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS

                                                            October 19, 1995
                                     Six Months Ended         (inception)
                                          June 30,           through June 30,
                                      2000        1999            2000
                                      ----        ----            ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net(loss) income                $  (25,401)   $ 85,119        $  257,793
  Adjustments to reconcile net
   (loss) to net cash provided by
   (used in)operating activities:
  Note discount amortization              -            -            37,500
  Stock based compensation expense        -            -           100,000
  Changes in working capital:
     Increase in other assets             -            -           (29,628)
     Increase (decrease) in
      accrued expenses              (84,531)      97,362            36,732
                                   ---------   ---------        ----------

Cash provided by (used in)
   operating activities            (122,500)     182,481           402,397
                                   --------    ---------        ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of U.S. Treasury
   bills and other increases
   in restricted cash               (39,206)   (194,246)        (1,545,821)
                                  ---------    --------          ---------
   Cash (used in)
   investing activities             (39,206)   (194,246)        (1,545,821)
                                  ---------    --------          ---------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Dividend                                  -           -         (7,200,000)
Issuance of units and
   redeemable Class B purchase
   warrants, net of public
   offering expenses                      -           -          8,677,905
Issuance of common stock            297,020           -            297,020
Issuance of unsecured
  promissory notes                        -           -            100,000
Repayment of unsecured
  promissory notes                        -           -           (100,000)
Due to Affiliate                          -      10,000             10,000
Issuance of founders' shares              -           -              7,500
Issuance of private placement
  shares                                  -           -              7,500
Issuance of convertible
  preferred stock                         -           -             11,000
                                   --------    --------          ---------
   Cash provided by financing
   activities                       297,020      10,000          1,810,925
                                   --------    --------          ---------

NET (DECREASE) INCREASE IN CASH     135,315      (1,765)           657,502

   Cash at beginning of period      522,187      11,902                  -
                                  --------     --------          ---------

   Cash at end of period          $ 657,502    $ 10,137         $  657,502
                                  ========     ========         ==========

See notes to accompanying unaudited financial statements.

                           ORION ACQUISITION CORP. II
                    (a corporation in the development stage)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

            The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB under the Securities Act of 1934 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of operating results for the entire year.

NOTE 2 - LEGAL PROCEEDINGS

            On July 1, 1999, a Class B Warrantholder of the Company brought suit against the Company, its former directors and certain others. On January 31, 2000, the plaintiff filed a notice dismissing the action without prejudice. On January 28, 2000 the court ordered the notice of dismissal. The Company and the plaintiff agreed that the Company will make an exchange offer to all holders of the Class B Warrants. The Company filed a registration statement relating to this offer on July 17, 2000. (See Note 4 - Subsequent Event.) Upon payment of an exercise price of $0.125 per Class B Warrant, each Class B Warrant will be exchanged for one share of Common Stock, one Class A Warrant and one Right. The Right will provide for the issuance of additional shares of common stock based on a formula in the event that the Company makes an acquisition or consummates a merger and the post-transaction company does not meet the specified targets of a $7,000,000 net worth immediately after the transaction and a minimum common stock price of $5.75 for ten days during the two year period following the transaction, subject to certain adjustment, terms and conditions. The record date of the proposed exchange offer has not been determined.

            The former directors of Orion Acquisition Corp. II who were named as defendants in the suit, have made demands upon the company for reimbursement of attorney's fees incurred in defense of the suit prior to its voluntary dismissal. The former directors contend they are entitled to reimbursement of attorneys' fees under a provision of Delaware corporate law. The Company is considering the reimbursement request. No accrual has been made for any potential reimbursement in the accompanying financial statements.

NOTE 3 - ISSUANCE OF COMMON STOCK

            On June 15, 2000, the Company sold 212,157 shares of common stock for $1.40 per share, or aggregate proceeds of $297,020. The sale was made to seven investors pursuant to an offering under Rule 506 promulgated by the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933.

NOTE 4 - SUBSEQUENT EVENT

            On July 17, 2000 a registration statement on SEC Form S-1 was filed for up to 358,100 shares of common stock, 358,100 Class A Warrants and 358,100 shares of common stock rights on exercise of Class B Warrants, up to 358,100 shares of common stock on exercise of Class A Warrants and up to 671,438 shares of common stock on conversion of the common stock rights. The registration statement also relates to the resale of up to 212,157 shares of common stock by selling stockholders

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         Results for the quarterly period ended June 30, 2000, consisted of investment income earned from Treasury bills less expenses associated with general and administrative overheads and litigation expenses relating to legal proceedings as described in Note 2 of the financial statements. Results for the quarterly period ended June 30, 1999 consisted of investment income earned from Treasury bills held in escrow less expenses associated with general and administrative overheads.

           The Company continues to search for a suitable company to complete a business combination or merger. There remains adequate cash on hand to bear the costs of due diligence and legal fees necessary to locate and evaluate potential candidates for a business combination. If a candidate is found the company may need to raise additional funds to complete the acquisition.

         During the quarter ended June 30, 2000, the Company increased its working capital by $297,020 through the sale of 212,157 shares of common stock to seven persons in a private placement. From time to time, the Company will evaluate its capital requirements for its operations and working capital and in the future may sell additional securities for these purposes.

                           PART II - OTHER INFORMATION


ITEM 1:  Changes in Securities

Sales of Unregistered Securities: On June 15, 2000, the Company sold 212,157 shares of common stock for $1.40 per share, or aggregate proceeds of $297,020. The sale was made to seven investors pursuant to an offering under Rule 506 promulgated by the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933.

ITEM 2:  Defaults Upon Senior Securities

      None

ITEM 3:  Submission of Matters to a Vote of Security Holders

      None

ITEM 4:  Other Information

      None

ITEM 5:  Exhibits and Reports on Form 8-K

      (a)   Exhibits:
            Exhibit 27:  Financial Data Schedule for the Quarterly Form 10-QSB

      (b) Reports on Form 8-K: On June 21, 2000, the Company filed a report on Form 8-K to report the sale of 212,157 shares of common stock for aggregate proceeds of $297,020 in an exempt offering. The report of the sale of the shares was made under Item 5 (Other Events) and the Company filed an unaudited balance sheet as at June 15, 2000 under Item 7 (Financial Statements and Exhibits.)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ORION ACQUISITION CORP. II



                                                By: /s/ Anthony DiGiandomenico
Dated:  August 4, 2000                             -------------------------
                                                    Anthony DiGiandomenico,
                                                    Authorized Signatory and
                                                    Chief Accounting Officer