Form 10QSB/A
period 2000-06-30
ORION ACQUISITION CORP II
filed 2000-09-08
CIK 1011835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                Amendment No. 1

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

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                              Three Months   Three Months  Six Months   Six Months October 19, 1995
                                Ended        Ended           Ended       Ended       (inception)
                               June 30,     June 30,        June 30,    June 30,     To June 30
                                2000          1999            2000        1999           2000
                               --------    ----------      ---------    ---------    ------------
Interest income ...........   $  26,059  $   103,297     $   40,144    $ 194,347      $1,429,336

Operating expense .........     (47,152)      (6,758)       (65,545)     (22,369)       (720,067)

Stock-based compensation
 expense ..................          --          --              --           --        (100,000)

Interest expense ..........          --          --              --           --         (57,694)
                              ---------    ---------      ---------    ---------       ---------

Income (loss) before
 income taxes .............    (21,093)      96,539         (25,401)     171,978         551,575

Provision for income
  taxes ...................         --      (51,268)             --      (86,859)       (293,782)
                              ---------    ----------     ---------    ---------       ---------
Net income (loss) .........   $(21,093)      45,271         (25,401)   $  85,119        $257,793
                              =========    =========      =========    =========       =========

Earnings per share:

   Basic ..................   $  (0.02)        0.05           (0.03)   $    0.09
                              =========    =========       =========   =========

   Diluted ................   $  (0.02)        0.05           (0.03)    $   0.09
                              =========    ========       =========   =========
Weighted average common
  shares outstanding:

   Basic ..................   1,102,157     890,000       1,102,157      890,000
                               ========    ========       =========   ==========

   Diluted ................   1,102,157     890,000       1,102,157      890,000
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

                           ORION ACQUISITION CORP. II
                   (a corporation in the development stage)

                            STATEMENTS OF CASH FLOWS

                                                            October 19, 1995
                                     Six Months Ended         (inception)
                                          June 30,           through June 30,
                                      2000        1999            2000
                                      ----        ----            ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net(loss) income                $  (25,401)   $ 85,119        $  257,793
  Adjustments to reconcile net
   (loss) to net cash provided by
   (used in)operating activities:
  Note discount amortization              -            -            37,500
  Stock based compensation expense        -            -           100,000
  Changes in working capital:
     Increase in other assets       (12,568)           -           (29,628)
     Increase (decrease) in
      accrued expenses              (84,531)      97,362            36,732
                                   ---------   ---------        ----------

Cash provided by (used in)
   operating activities            (122,500)     182,481           402,397
                                   --------    ---------        ----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of U.S. Treasury
   bills and other increases
   in restricted cash               (39,206)   (194,246)        (1,545,821)
                                  ---------    --------          ---------
   Cash (used in)
   investing activities             (39,206)   (194,246)        (1,545,821)
                                  ---------    --------          ---------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Dividend                                  -           -         (7,200,000)
Issuance of units and
   redeemable Class B purchase
   warrants, net of public
   offering expenses                      -           -          8,677,905
Issuance of common stock            297,020           -            297,020
Issuance of unsecured
  promissory notes                        -           -            100,000
Repayment of unsecured
  promissory notes                        -           -           (100,000)
Due to Affiliate                          -      10,000             10,000
Issuance of founders' shares              -           -              7,500
Issuance of private placement
  shares                                  -           -              7,500
Issuance of convertible
  preferred stock                         -           -             11,000
                                   --------    --------          ---------
   Cash provided by financing
   activities                       297,020      10,000          1,810,925
                                   --------    --------          ---------

NET (DECREASE) INCREASE IN CASH     135,315      (1,765)           657,502

   Cash at beginning of period      522,187      11,902                  -
                                  --------     --------          ---------

   Cash at end of period          $ 657,502    $ 10,137         $  657,502
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

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Rport on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ORION ACQUISITION CORP. II



                                                By:/s/ Anthony DiGiandomenico
Dated:  September 5, 2000                          --------------------------
                                                    Anthony DiGiandomenico,
                                                    Authorized Signatory and
                                                    Chief Accounting Officer