Form 10KSB40
period 2000-12-31
ORION ACQUISITION CORP II
filed 2001-04-17
CIK 1011835

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission File Number 0-20837

                           Orion Acquisition Corp. II
                 (Name of Small Business Issuer in Its Charter)


             Delaware                                   13-3863260
      (State of Incorporation)                    (Small Business Issuer
                                                I.R.S. Employer I.D. Number)

401 Wilshire Boulevard - Ste. 1020
Santa Monica, California                                  90401
(Address of principal executive offices)                (Zip Code)

                                 (310) 526-5000
                 (Issuer's Telephone Number Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
               Redeemable Class A Common Stock Purchase Warrants
                   Redeemable Class B Unit Purchase Warrants

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No___

Issuer's revenues for the fiscal year ended December 31, 2000 were $94,488.

As of March 15, 2001, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $570,878.

As of March 15, 2001, there were 1,102,157 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No   X

Documents Incorporated by Reference: None.

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

Background of Orion.

         Orion was originally organized as a Special Merger and Acquisition Allocated Risk Transaction(R) company, known as SMAART(R). This type of company has a number of unusual stockholder protections. Among other things, these include, the escrow of a significant portion of the proceeds of the initial public offering, the right of shareholders to approve the first business combination and the escrow of shares issued prior to going public.

         In April 1999, Orion experienced a complete change of directors and change of management as a result of a consent action by a group of stockholders owning 51% of the outstanding shares. Later in the year, pursuant to a vote of the stockholders at a special meeting, the stockholders approved a change in the certificate of incorporation to eliminate the requirement that a business combination be approved by the stockholders and approved the termination of the escrow fund. All the other characteristics of the SMAART(R), except the escrow of the shares issued prior to going public, also were eliminated.

         In addition to the corporate changes, the escrow of funds received in the initial public offering was terminated. In July 1999, the amount of $9.00 per share were distributed as a return of capital and dividend to holders of shares issued in the initial public offering to the then holders of record on July 22, 1999. In November 1999, after the stockholder approval of the termination of the escrow fund, the remaining amount held in escrow was distributed to Orion. Those funds were used to pay accumulated and unpaid taxes and the other obligations of Orion. Since then, those funds have been used for the working capital of Orion and will be used to pay a portion of any expenses of a business combination.

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

         (viii) the degree of current or the potential market acceptance of the products or services of the target business;

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

         Orion will use its current working capital and capital resources to consummate a business combination. In addition, because the resources of Orion are not sufficient to fund a business combination, it will have to raise additional capital. The capital may be in the form of equity or debt, and will likely be based solely on the business operation and financial condition of the target business. Therefore, it is not possible at this time to determine the amount of capital that will be needed or available for a business combination. There currently are no limitations on Orion's ability to privately obtain funds for a business combination. Nonetheless, Orion's limited resources and lack of operating history may make it difficult to obtain funds. Because of certain SEC interpretations and related rules, Orion does not believe it can publicly raise funds prior to a business combination with an operating company.

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

Employees

         Orion does not have any employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         Orion's executive office is located at 401 Wilshire Boulevard, Suite 1020, Santa Monica, California 90401, and its telephone number is (310) 526-5004.

         Pursuant to an oral agreement, MDB Capital Group, LLC., a limited liability company controlled by Christopher A. Marlett, Anthony DiGiandomenico and James D. Bowyer, each a stockholder, officer and director of Orion, has agreed that it will make office space and services available to Orion, as may be required at this time and in the near future. Orion does not pay any amount for the office space or services.

         Orion believes that this facility is adequate to meet its needs in the foreseeable future pending the consummation of a business combination.

ITEM 3.  LEGAL PROCEEDINGS

         On July 1, 1999, a Class B Warrant holder of Orion brought an action ("July Action") against Orion, its former directors and certain others. On January 31, 2000, the plaintiff filed a notice dismissing the July Action without prejudice. On January 28, 2000 the court ordered the notice of dismissal. The Company and the plaintiff agreed that Orion will make an exchange offer to all holders of the Class B Warrants. The exchange offer must be made after Orion completes its first business combination of a target company that results in the acquisition of one or more companies with operating businesses and results in Orion having assets in excess of $5,000,000. The terms of the exchange offer will require each holder to pay the $.125 exercise price of the Class B Warrant and surrender the warrant for one share of common stock, one Class A Warrant and one Right. The Right will provide for the issuance of additional shares of common stock based on a formula in the event that Orion makes an acquisition or consummates a merger and the post transaction company does not meet the specified targets of a $7,000,000 net worth immediately after the transaction and a minimum common stock price of $5.75 for ten days during the two year period following the transaction, subject to certain adjustment, terms and conditions.

         On October 31, 2000, Orion filed with the Supreme Court of the State of New York, County of New York, a summons and complaint in an action entitled Orion Acquisition Corp. II v. Mentmore Holdings Corporation, Mentmore Holdings, Inc., Richard L. Kramer, William L. Remley, Richard C. Hoffman, Robert D.

Frankel, J. Thomas Chess, and Michael D. Schenker. Messrs. Kramer, Remley, Hoffman, Frankel and Chess are former directors and/or officers of Orion. Messrs. Remley and Kramer are or were officers and/or directors of one or more of the Mentmore defendants. Mr. Hoffman is or was an officer of one or more of the Mentmore defendants. In the complaint, Orion alleges a series of causes of action, including a claim against the former Orion directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty. The defendants have filed answers in which they deny the material allegations of Orion's complaint. The action shortly will be entering the discovery phase.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

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

                                               Class A          Class B
                           Common Stock        Warrants         Warrants
                           High     Low       High    Low     High      Low
Year Ended
December 31, 2000:
   First Quarter....      1.375    1.375     .156    .156    .031      .031
   Second Quarter...      1.437    1.437     .156    .156    .640      .640
   Third Quarter....       -0-      -0-       -0-     -0-     -0-       -0-
   Fourth Quarter...      1.125    1.125     .062    .062    .125      .125

Year Ended
December 31, 1999:
   First Quarter....      10.125   8.00      N/A     N/A     .03125    .21875
   Second Quarter...      11.00    8.50      N/A     N/A     .15625    .15625
   Third Quarter....      7.00     1.00      N/A     N/A     N/A       N/A
   Fourth Quarter...      1.375    1.0625    N/A     N/A     N/A       N/A


Holders

         As of March 15, 2001, there were 30 holders of record of the common stock and two holders of record of the Class A Warrants and one holder of record of the Class B Warrants. Since many of the securities are held in street name, Orion believes that there is a substantial number of beneficial holders of the securities.

Dividends

         On July 26, 1999 the Company completed a distribution of $9.00 per share to holders of shares of common stock originally sold in the Company's initial public offering dated July 2, 1996 which represented both a return of capital and a dividend.

         Orion does not expect to pay any additional dividends prior to the consummation of a business combination, and thereafter anticipates that for the foreseeable future any earnings will be retained for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         When used in this Form 10-KSB and in future filings by Orion with the Securities and Exchange Commission, the words or phrases "will likely result, "management expects," or "the company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties, some of which are described below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Orion has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

         The selected financial information for the year ended December 31, 1999, is derived from the financial statements of Orion which have been audited by BDO Seidman, LLP. The selected financial information for the year ended December 31, 2000, is derived from the financial statements of Orion which have been audited by Singer Lewak Greenbaum & Goldstein LLP, Orion's independent auditors. This information should be read in conjunction with the financial statements and related notes and other financial information included herein.

Statement of Operations Data                         2000            1999
----------------------------                         ----            ----
Interest Income.................................       94,488         255,344
General and administrative expenses.............     (148,844)        (85,281)
Provision for (benefit from) taxes..............      (26,653)         74,303
Net Income (loss)...............................      (27,703)         95,760
Weighted average common shares
Outstanding.....................................    1,013,758         890,000

Balance Sheet Data:

Total Assets....................................    2,234,764       2,045,862
Total liabilities...............................       40,848         121,263
(Deficit) earnings accumulated during
development stage...............................      (20,150)          7,553
Stockholders' equity............................    2,193,916       1,924,599


         Orion is a development stage company, and to date its efforts have been limited to organizational activities, consummating an initial public offering and seeking a business combination. Orion has not yet consummated a business combination. Accordingly, Orion will not achieve any revenues (other than investment income) until, at the earliest, the consummation of a business combination.

         Between January and April of 1999, a group of stockholders acquired approximately 51% of the outstanding common stock of Orion. On April 30, 1999, by consent action, this group of stockholders elected a new board of directors and officers of Orion effecting a complete change in control of Orion and in the management of the Company.

         On October 22, 1999, a special meeting of the stockholders was held, and pursuant to a solicitation of proxies, the stockholders approved a change in the certificate of incorporation to eliminate the requirement that a business combination be approved by the outstanding common stock and a proposal to terminate the escrow fund and distribute the amounts therein to Orion.

         On November 3, 1999, after stockholder approval of the termination of the escrow fund, the funds then held in escrow of $2,137,243 were distributed to Orion. Those funds have been used to pay accumulated and unpaid taxes and other obligations of Orion. The remaining funds will be used to fund the ongoing expenses of Orion. These funds may also be used to pay a portion of the costs of any business combination.

         Orion currently has its executive office at the location of MDB Capital Group LLC whose principals are members of the board of directors of Orion. MDB

Capital Group has agreed to make office space and services available to Orion, as may be required at this time and in the near future. Orion does not pay any amount for these services.

         At December 31, 2000, Orion had $2,177,683 in cash and short term U.S. Treasury Bills. Orion will continue to invest its assets in U.S. Treasury bills and cash until such time as assets are needed for a business combination or acquisition.

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

         Orion will use its current working capital and capital resources to consummate a business combination. In addition, because the resources of Orion are not sufficient to fund a business combination, it will have to raise additional capital. The capital may be in the form of equity or debt, and will likely be based solely on the business operation and financial condition of the target business. Therefore, it is not possible at this time to determine the amount of capital that will be needed or available for a business combination. There currently are no limitations on Orion's ability to privately obtain funds for a business combination. Because of certain SEC interpretations and related rules, Orion does not believe it can publicly raise funds prior to a business combination with an operating company.

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

ITEM 7. FINANCIAL STATEMENTS

ORION ACQUISITION CORP. II
(A CORPORATION IN THE DEVELOPMENT STAGE)


                                    CONTENTS

                                                                          PAGE

Report of Singer, Lewak Greenbaum & Goldstein LLP, independent
certified public accountants..........................................    F-1

Report of BDO Seidman, LLP, independent certified public accountants..    F-2

Financial statements:

         Balance Sheet................................................    F-3

         Statements of Operations.....................................    F-4

         Statements of Stockholders' Equity...........................    F-5

         Statements of Cash Flows.....................................    F-7

         Notes to financial statements................................    F-9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Orion Acquisition Corp. II

We have audited the accompanying balance sheet of Orion Acquisition Corp. II (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We have not audited the balance sheets and the statements of operations, stockholders' equity, and cash flows for the periods from October 19, 1995 (inception) to December 31, 1999, which constituted retained earnings aggregating to $7,553.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Acquisition Corp. II as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/S/  SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 17, 2001

Report of Independent Certified Public Accountants



Board of Directors
Orion Acquisition Corp. II
Los Angeles, California

We have audited the statement of income, stockholders' equity, and cash flows of Orion Acquisition Corp. II (a corporation in the development stage) for the year ended December 31, 1999, and the statements of income, stockholders' equity, and cash flows for the period from October 19, 1995 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1999 and for the period from October 19, 1995 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



/S/ BDO Seidman, LLP


BDO Seidman, LLP
Los Angeles, California
February 10, 2000

                                                   ORION ACQUISITION CORP. II
                                                (A DEVELOPMENT STAGE COMPANY)
                                                                BALANCE SHEET
                                                            December 31, 2000

-----------------------------------------------------------------------------
                                     ASSETS

Assets
     Cash         $                                              $    585,480
     Investments - held to maturity                                 1,592,203
     Income taxes receivable                                           27,232
     Deferred income taxes                                                221
     Other assets                                                      29,628
                                                                 ------------

                  Total assets                                   $  2,234,764
                                                                 ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accrued expenses                                            $     40,848
                                                                 ------------

         Total current liabilities                                     40,848
                                                                 ------------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $0.01 par value
         1,000,000 shares authorized
         110 shares issued and outstanding                                  1
     Common stock, $0.01 par value
         10,000,000 shares authorized
         1,102,157 shares issued and outstanding                       11,022
     Additional paid-in capital                                     2,203,043
     Deficit accumulated during the development stage                 (20,150)
                                                                 ------------

              Total stockholders' equity                            2,193,916
                                                                 ------------

                  Total liabilities and stockholders' equity     $  2,234,764
                                                                 ============

   The accompanying notes are an integral part of these financial statements.

                                                                   ORION ACQUISITION CORP. II
                                                                (A DEVELOPMENT STAGE COMPANY)
                                                                     STATEMENTS OF OPERATIONS
                                           For the Years Ended December 31, 2000 and 1999 and
                        for the Period from October 19, 1995 (Inception) to December 31, 2000
---------------------------------------------------------------------------------------------
                                                                                 For the
                                                                                 Period from
                                                                                 October 19,
                                                          For the Year Ended        1995
                                                              December 31,      (Inception) to
                                                      -------------------------  December 31,
                                                            2000        1999         2000
                                                      ------------  -----------  ------------
Operating expenses
   General and administrative expenses                $   (148,844) $   (85,281) $   (803,366)
   Stock-based compensation expense                              -            -      (100,000)
                                                      ------------  -----------  ------------

     Total operating expenses                             (148,844)     (85,281)     (903,366)
                                                      ------------  -----------  ------------

Loss from operations                                      (148,844)     (85,281)     (903,366)
                                                      ------------  -----------  ------------

Other income (expense)
   Interest income                                          94,488      255,344     1,483,680
   Interest expense                                              -            -       (57,694)
                                                      ------------  -----------  ------------

     Total other income (expense)                           94,488      255,344     1,425,986
                                                      ------------  -----------  ------------

Income (loss) before provision for (benefit
   from) income taxes                                      (54,356)     170,063       522,620

Provision for (benefit from) income taxes                  (26,653)      74,303       267,129
                                                      ------------  -----------  ------------

Net income (loss)                                     $    (27,703) $    95,760  $    255,491
                                                      ============  ===========  ============

Basic and diluted
   Income (loss) per common share                     $      (0.03) $      0.11
                                                      ============  ===========

   Weighted-average common shares
     outstanding                                         1,013,758      890,000
                                                      ============  ===========


   The accompanying notes are an integral part of these financial statements.


                                                                      ORION ACQUISITION CORP. II
                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                           For the Period from October 19, 1995 (Inception) to December 31, 2000

------------------------------------------------------------------------------------------------


                                                                              Common Stock
                                                                              Subject to
                                    Preferred Stock       Common Stock    Possible Redemption
                                    Shares   Amount     Shares    Amount   Shares     Amount
                                    ------  ------    --------  --------  --------  -----------
Balance, October 19, 1995
   (inception)                           -  $    -           -  $      -         -  $         -
Issuance of founders share                              16,500       165
                                    ------  ------    --------  --------  --------  -----------

Balance, December 31, 1995               -       -      16,500       165         -            -
Issuance of founders shares              -       -      58,500       585         -            -
Sale of private placement shares         -       -      15,000       150         -            -
Sale of convertible preferred
   stock                               110       1           -         -         -            -
Sale of 800,000 shares, net of
   underwriting discounts and
   offering costs                        -       -     640,000     8,000   160,000    1,600,000
Accretion to redemption value
   of stock                              -       -           -         -         -       42,118
Net income                               -       -           -         -         -            -
                                    ------  ------  ----------  --------  --------  -----------

Balance, December 31, 1996             110       1     730,000     8,900   160,000    1,642,118
Issuance of options                      -       -           -         -         -            -
Accretion to redemption value
   of common stock                       -       -           -         -         -       90,122
Net income                               -       -           -         -         -            -
                                    ------  ------  ----------  --------  --------  -----------

Balance, December 31, 1997             110       1     730,000     8,900   160,000    1,732,240
Accretion to redemption value
   of common stock                       -       -           -         -         -       85,484
Net income                               -       -           -         -         -            -
                                    ------  ------  ----------  --------  --------  -----------

Balance, December 31, 1998             110       1     730,000     8,900   160,000    1,817,724
Elimination of redemptive common
   stock provision                       -       -     160,000         -  (160,000)  (1,600,000)
Reversal of accretion to
   redemptive value of common
   stock                                 -       -           -         -         -     (217,724)
Dividend
Liquidating dividend                     -       -           -         -         -            -
Net income                               -       -           -         -         -            -
                                    ------  ------  ----------  --------  --------  -----------

Balance, December 31, 1999             110       1     890,000     8,900         -            -
Sale of common stock                     -       -     212,157     2,122         -            -
Net loss                                 -       -           -         -         -            -
                                    ------  ------  ----------  --------  --------  -----------
Balance, December 31, 2000             110  $    1  $1,102,157  $ 11,022  $      -  $         -
                                    ======  ======  ==========  ========  ========  ===========

(Table continued on next page)

The accompanying notes are an integral part of these financial statements.



(Continued)


                                                  ORION ACQUISITION CORP. II
                                               (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENTS OF STOCKHOLDERS' EQUITY
       For the Period from October 19, 1995 (Inception) to December 31, 2000

----------------------------------------------------------------------------

                                                  Deficit
                                                Accumulated
                                    Additional  during the
                                     Paid-In    Development
                                     Capital      Stage      Total
                                   ----------   --------  ----------
Balance, October 19, 1995
   (inception)                     $        -  $       -  $        -
Issuance of founders share              1,485                  1,650
                                   ----------   --------  ----------

Balance, December 31, 1995              1,485          -       1,650
Issuance of founders shares             5,265          -       5,850
Sale of private placement shares        7,350          -       7,500
Sale of convertible preferred
   stock                               10,999          -      11,000
Sale of 800,000 shares, net of
   underwriting discounts and
   offering costs                   7,107,405          -   8,715,405
Accretion to redemption value
   of stock                                 -    (42,118)          -
Net income                                  -     42,651      42,651
                                   ----------   --------  ----------

Balance, December 31, 1996          7,132,504        533   8,784,056
Issuance of options                   100,000          -     100,000
Accretion to redemption value
   of common stock                          -    (90,122)          -
Net income                                  -      4,266       4,266
                                   ----------   --------  ----------

Balance, December 31, 1997          7,232,504    (85,323)  8,888,322
Accretion to redemption value
   of common stock                          -    (85,484)          -
Net income                                  -    140,517     140,517
                                   ----------   --------  ----------

Balance, December 31, 1998         $7,232,504    (30,290)  9,028,839
Elimination of redemptive common
   stock provision                  1,600,000          -           -
Reversal of accretion to
   redemptive value of common
   stock                                    -    217,724           -
Dividend                                        (275,641)   (275,641)
Liquidating dividend               (6,924,359)         -  (6,924,359)
Net income                                  -     95,760      95,760
                                   ----------   --------  ----------

Balance, December 31, 1999          1,908,145      7,553   1,924,599
Sale of common stock                  294,898          -     297,020
Net loss                                    -    (27,703)    (27,703)
                                   ----------   --------  ----------
Balance, December 31, 2000         $2,203,043   $(20,150) $2,193,916
                                   ==========   ========  ==========

The accompanying notes are an integral part of these financial statements.

                                                                        ORION ACQUISITION CORP. II
                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                          STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31, 2000 and 1999 and
                             for the Period from October 19, 1995 (Inception) to December 31, 2000

--------------------------------------------------------------------------------------------------
                                                                                         For the
                                                                                       Period from
                                                                                       October 19,
                                                            For the Year Ended             1995
                                                                December 31,          (Inception) to
                                                       --------------------------      December 31,
                                                            2000          1999             2000
                                                       -----------  -------------  ----------------
Cash flows from operating activities
   Net income (loss)                                   $  (27,703)  $      95,760  $     255,491
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
       Note discount amortization                               -              -         37,500
       Stock-based compensation expense                         -              -        100,000
   Increase in
     Other assets                                         (12,568)       (17,060)       (29,628)
     Income taxes receivable                              (27,232)             -        (27,232)
     Deferred income taxes                                   (221)             -           (221)
   Increase (decrease) in
     Accrued expenses                                     (80,415)        49,578         40,848
                                                       ----------  -------------  -------------

Net cash provided by (used in) operating activities      (148,139)       128,278        376,758
                                                       ----------  -------------  -------------

Cash flows from investing activities
   Sale of United States Treasury bills and other
     (increases) decreases in restricted cash                   -      9,088,622              -
   Purchase of United States Treasury bills                     -     (1,506,615)    (1,506,615)
   Sales or maturities of investments                     (85,588)             -        (85,588)
                                                       ----------  -------------  -------------

Net cash provided by (used in) investing activities       (85,588)     7,582,007     (1,592,203)
                                                       ----------  -------------  -------------

Cash flows from financing activities
   Dividend                                                     -     (7,200,000)    (7,200,000)
   Issuance of units and redeemable Class B
     purchase warrants, net of offering costs                   -              -      8,677,905
   Issuance of unsecured promissory notes                       -              -        100,000
   Repayment of unsecured promissory notes                      -              -       (100,000)
   Proceeds from related party note                             -         35,000         35,000
   Repayment of related party note                              -        (35,000)       (35,000)
   Issuance of founders' shares                                 -              -          7,500
   Issuance of common stock                               297,020              -        304,520
   Issuance of convertible common stock                         -              -         11,000
                                                       ----------  -------------  -------------

Net cash provided by (used in) financing activities       297,020     (7,200,000)     1,800,925
                                                       ----------  -------------  -------------
(continued)

   The accompanying notes are an integral part of these financial statements.

(Continued)
                                                                     ORION ACQUISITION CORP. II
                                                                  (A DEVELOPMENT STAGE COMPANY)
                                                                       STATEMENTS OF CASH FLOWS
                                             For the Years Ended December 31, 2000 and 1999 and
-----------------------------------------------------------------------------------------------
                          for the Period from October 19, 1995 (Inception) to December 31, 2000

-----------------------------------------------------------------------------------------------
                                                                                   For the
                                                                                  Period from
                                                                                  October 19,
                                                            For the Year Ended       1995
                                                                December 31,     (Inception) to
                                                       -------------------------  December 31,
                                                           2000          1999             2000
                                                       ------------  -----------  -----------

Net increase in cash                                   $     63,293  $   510,285  $   585,480

Cash, beginning of period                                   522,187       11,902            -
                                                       ------------  -----------  -----------

Cash, end of period                                    $    585,480  $   522,187  $   585,480
                                                       ============  ===========  ===========


Supplemental disclosures of cash flow
information

   Income taxes paid                                   $          -  $    61,000  $   121,000
                                                       ============  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         Orion Acquisition Corp II (the "Company") was incorporated in Delaware on October 19, 1995 for the purpose of raising capital to fund the acquisition of an unspecified operating business. All activity to date relates to the Company's formation and fundraising. To date, the Company, as a development stage company, has not effected a Business Combination (as defined below).

         The registration statement for the Company's Initial Public Offering (the "Offering") became effective on July 2, 1996. The Company consummated the Offering, raising net proceeds of approximately $8,700,000 (see Note 5). The Company's management has broad discretion with respect to the specified application of the net proceeds of the Offering, although substantially all of the net proceeds of the offering were intended to be generally applied toward consummating a business combination with an operating business ("Business Combination").


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Development Stage Enterprise
         ----------------------------
         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

         Estimates
         ---------
         The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, United States Treasury bills, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

         Loss per Share
         --------------
         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same. The following potential common shares have been excluded from the computation of diluted net income (loss) per share for all periods presented because they are not exercisable until after a Business
         Combination:

                                                        For the Year Ended
                                                             December 31,
                                                       -----------------------
                                                          2000          1999
                                                       ---------    ----------

           Class A Warrants                              880,000       880,000
           Class B Warrants                              390,100       390,100
           Series A Convertible Preferred Stock          110,000       110,000
           Stock option                                   10,000        10,000
           Option to purchase Class A Warrants           100,000       100,000


         Income Taxes
         -------------
         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Accounting for Stock-Based Compensation
         ---------------------------------------
         The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On July 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company must disclose certain pro forma information related to employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied.

         Comprehensive Income
         --------------------
         The Company presents comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

         -----------------------------------------
         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.


NOTE 3 - INVESTMENTS - HELD TO MATURITY

         A substantial portion of the assets of the Company are invested in United States Treasury bills having various original maturities of less than six months. The Company classifies these securities as held to maturity. Aggregate cost basis and market value of these securities as of December 31, 2000 totaled $1,592,203. No unrealized holding gains or losses have been realized.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

         Litigation
         ----------
         On July 1, 1999, a Class B Warrant-holder of the Company brought suit against the Company, its former directors, and certain other third parties. On January 31, 2000, the plaintiff filed a notice dismissing the action without prejudice. On January 28, 2000, the court ordered the notice of dismissal. The Company and the plaintiff agreed that the Company will make an exchange offer to all holders of the Class B Warrants. Upon payment of an exercise price of $0.125 per Class B Warrant, each Class B Warrant will be exchanged for one share of common stock, one Class A Warrant, and one Right. The Right will provide for the issuance of additional shares of common stock based on a formula in the event that (a) the Company makes an acquisition or consummates a merger and (b) the post-transaction company does not meet the specified targets of a $7,000,000 net worth immediately after the transaction and a minimum common stock price of $5.75 for 10 days during the two-year period following the transaction, subject to certain adjustment, terms, and conditions.

         ----------
         The former directors of the Company who were named as defendants in the suit have made demand upon the Company for reimbursement of unquantified attorneys' fees incurred in defense of the suit prior to its voluntary dismissal. The former directors contend that they are entitled to reimbursement of attorneys' fees under a provision of Delaware corporate law. The Company is considering the reimbursement request. No accrual has been made for any potential reimbursement in the accompanying financial statements.

         On October 31, 2000, the Company filed with the Supreme Court of the State of New York, County of New York, a summons and complaint in an action entitled Orion Acquisition Corp. II v. Mentmore Holdings Corporation, Mentmore Holdings, Inc., Richard L. Kramer, William L. Remley, Richard C. Hoffman, Robert D. Frankel, J. Thomas Chess, and Michael Schenker. Messers. Kramer, Remley, Hoffman, Frankel, and Chess are former directors of the Company. Messrs. Remley and Kramer were officers and/or directors of one or more of the Mentmore defendants. Mr. Hoffman is or was an officer of one or more of the Mentmore defendants. In the complaint, the Company alleges a series of causes of action, including a claim against the Company's former directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty. The defendants have filed answers in which they deny the material allegations of the Company's complaint. The action will be entering the discovery stage.


NOTE 5 - STOCKHOLDERS' EQUITY

         Private Placements
         ------------------
         In January 1996, the Company completed a private offering to a limited group of investors which consisted, in the aggregate, of $100,000 in unsecured promissory notes bearing interest at 8% per annum. In addition, as part of this private placement, the Company also issued to the private placement investors 15,000 shares of common stock for $7,500. The notes were repaid as a result of the consummation of the Company's Offering, together with accrued interest totaling $3,533. The notes were discounted $37,500 for financial statement reporting purposes as a result of the fair value attributed to the common stock issued to the private placement stockholders. The effective interest rate on the notes was 45%.

         During June 2000, the Company issued 212,157 shares of common stock in exchange for proceeds of $297,020. Of the shares issued, 149,300 valued at $209,020 were issued to related parties.

         Public Offering
         ---------------
         On July 9, 1996, the Company sold 800,000 units ("Units") in the Offering and 320,000 Class B redeemable common stock purchase warrants ("Class B Warrants"). Subsequently, on August 5, 1996, the underwriters exercised their over-allotment option to purchase 38,100 Class B Warrants. Each Unit consists of one share of the Company's common stock and one Class A Redeemable common stock purchase warrant ("Class A Warrants"). Each Class A Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $9, commencing on the date of a Business Combination and expiring on the fifth anniversary from such date, and each Class B Warrant entitles the holder to purchase one Unit at an exercise price of $0.125, commencing on the date of a Business Combination and expiring on the first anniversary from such date. The Class A Warrants and Class B Warrants are redeemable, each as a class, in whole and not in part, at a price of $0.05 per warrant upon 30 days' notice at any time, provided that the Company has consummated a Business Combination and that the last sale price of the common stock on all 10 trading days ending on the day immediately prior to the day on which the Company gives notice of redemption has been $11 or higher.

         Convertible Preferred Stock
         ---------------------------
         The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

         The Company has outstanding 110 shares of Series A preferred stock, which is owned by an indirect affiliate. The purchase price for such shares was $11,000 in the aggregate, which was paid simultaneously with the consummation of the Offering. The Series A preferred stock is non-voting, and each share is convertible into 1,000 shares of common stock for a period of one year following the consummation of a Business Combination.

         Options
         -------
         On July 9, 1996, the Company granted an option to purchase 100,000 Units to a Delaware corporation which is affiliated with two officers of the Company. The option is exercisable for a period of three years from the date of a Business Combination at an exercise price of $12.50 per Unit. The option is fully vested; however, the option will be canceled if these officers cease to serve as directors or executive officers of the Company prior to the Business Combination. The shares may be issued upon exercise of the option and underlying warrants may not be sold or otherwise transferred for 120 days subsequent to the first Business Combination.

         -------
         Effective January 10, 1997, an investment bank engaged to assist the Company was granted an option to purchase 10,000 shares of common stock, par value $0.01 per share, owned by the above affiliated company at a purchase price of $0.10 per share. The Company recorded a non-cash charge of $100,000 that represents the fair value of the option at the date of grant as calculated using the Black-Scholes option pricing model.

         Warrants
         --------
         In connection with the Offering, the Company issued warrants to the underwriters for 80,000 Units at an exercise price of $11 per Unit and 32,000 Class B Warrants at an exercise price of $6.1875 per Unit. These warrants are initially exercisable for a period of four years commencing on July 2, 1997. The underwriter's warrants contain anti-dilution provisions providing for adjustment of the number of warrants and exercise price under certain circumstances. The underwriter's warrants grant to the holders thereof certain rights of registration of the Units and Class B warrants which may be issued upon exercise of the underwriter's warrants.

         Dividend
         --------
         On July 26, 1999, the Company returned an aggregate of $7,200,000, or $9 per share, to the owners of shares sold in the Offering. On November 3, 1999, with stockholder approval, the funds remaining in the escrow accounts were distributed to the Company to be used for general corporate purposes. Of the $7,200,000 returned to stockholders, $275,641 represents accumulated earnings and $6,924,359 represents additional paid-in capital.

         Elimination of Redemptive Common Stock Provision
         ------------------------------------------------
         On October 22, 1999, a special meeting of the stockholders was held, and pursuant to a solicitation of proxies, the stockholders approved a change in the Certificate of Incorporation to eliminate the requirement that a Business Combination be approved by not less than two-thirds of the outstanding common stockholders and a proposal to terminate the escrow fund and distribute the amounts therein to the stockholders. The funds in the escrow account were distributed prior to December 31, 1999.

         The elimination of the requirement that a business combination be approved by not less than two-thirds of the outstanding common stockholders of the Company removed the event that would give rise to the possible redemption of the Company's common stock. As such, the Company eliminated the redemptive common stock provision for the number of potentially redemptive common shares at their initial per share price and reversed the related cumulative accretion of earnings on those potentially redemptive funds.

NOTE 6 - INCOME TAXES

         The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the years ended December 31, 2000 and 1999:

                                                      2000          1999
                                                   ----------    ---------
             Current
                 Federal                           $  (27,232)   $  37,749
                 State                                    800       36,554
                                                   ----------    ---------

                                                      (26,432)      74,303
                                                   ----------    ---------
             Deferred
                 Federal                                4,568            -
                 State                                 (4,789)           -
                                                   ----------    ---------

                                                         (221)           -
                                                   ----------    ---------

                      Provision for income taxes   $  (26,653)   $  74,303
                                                   ==========    =========

         The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2000 and 1999 as follows:

                                                     2000          1999
                                                  -----------    --------

             Statutory regular federal
                income tax (benefit) rate            (34.0)%        34.0%
             State taxes                              (6.0)          6.0
             Other                                    (2.5)          3.7
                                                  ---------      -------

                 Total                               (42.5)%        43.7%
                                                  ==========     ========

         The tax effects of temporary differences which give rise to the deferred tax provision (benefit) at December 31, 2000 consisted of the following:

            Deferred tax assets
                State operating loss carryforward             $   4,789
                Other                                               272
                                                              ---------

            Total gross deferred tax assets                       5,061
            Less valuation allowance                              1,628
                                                              ---------

                     Net deferred tax assets                  $   3,433
                                                              =========

         As of December 31, 2000, the Company had net operating loss carryforwards for state income tax purposes of approximately $54,000. The net operating loss carryforwards begin expiring in 2010.


NOTE 7 - RELATED PARTY TRANSACTIONS

         Until April 30, 1999, the Company's general counsel was also the Company's secretary and a director. The Company utilized the general counsel's law firm for legal services in connection with Company activities. Fees paid by the Company for these services totaled approximately $0 and $7,000 for the years ended December 31, 2000 and 1999, respectively.

         The Company uses the services and some of the employees of an affiliated company and has its executive offices at the offices of the affiliate. The Company does not pay any amount to or for the employees of the affiliate or any rent for these offices. The Company reimburses the affiliate for documented out-of-pocket expenses incurred on its behalf.

         On May 5, 1999 and July 20, 1999, the affiliate lent an aggregate of $35,000 to the Company. This loan was represented by unsecured promissory notes, which were due on demand and non-interest-bearing. The proceeds of these loans were used for working capital. The principal on these loans was repaid on December 8, 1999. The Company's Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer are also principals and/or employees of the affiliate.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

         (a)      Previous independent accountants

                  (i) On November 29, 2000, BDO Seidman LLP, the independent accountants of Orion resigned.

                  (ii) The reports of BDO Seidman, LLP on the financial statements during the past two fiscal years contained no adverse opinion or disclaimer of opinion.

                  (iii) Orion's board of directors participated in and approved the decision to change independent accountants on November 29, 2000.

                  (iv) In connection with its audits for the two most recent fiscal years and review of unaudited financial statements through November 29, 2000, there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO Seidman, LLP would have caused them to make reference thereto in their report on the financial statements.

                  (v) During the two most recent fiscal years and through November 29, 2000, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

                  (vi) The Registrant requested that BDO Seidman, LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter was filed as Exhibit 16.1 to Form 8-K/A on December 8, 2000.

         (b)      New independent accountants

                  Orion engaged Singer Lewak Greenbaum & Goldstein LLP as its new independent accountants as of November 29, 2000. During the two most recent fiscal years and through November 29, 2000, Orion did not consult with Singer Lewak Greenbaum & Goldstein LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Orion's consolidated financial statements, and no written report or oral advice was provided to Orion by concluding there was an important factor to be considered by Orion in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in
Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

                                                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The current directors and officers of Orion are as follows:

                               Director
Name                      Age   Since              Position
----                      ---  --------            --------

Christopher A. Marlett    36     1999     Chairman of the Board, Chief
                                             Executive Officer and Director

Anthony DiGiandomenico    34     1999     Chief Financial Officer and Director

Dyana Williams Marlett    34     1999     Chief Operating Officer, Secretary,
                                             Treasurer and Director

James D. Bowyer           62     1999     Director

William C. Fioretti       49     1999     Director


         Christopher A. Marlett is a co-founder and member of MDB Capital Group LLC, an investment banking firm formed in December 1996. MDB is an NASD member broker-dealer which specializes in working with growth oriented companies. Prior to forming MDB, Mr. Marlett was employed as a Managing Director by Laidlaw Equities from May of 1995 to December of 1996 where he was in charge of Laidlaw's West Coast investment banking activities. From March of 1991 to May of 1995 Mr. Marlett was affiliated with Drake Capital Securities where he formed a division called Marlett/Mazzarella and directed all investment banking activities of the division. Mr. Marlett holds a degree in Business Administration from the University of Southern California. Mr. Marlett is the Chairman of Lipid Sciences Inc. a company engaged in medical research.

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

         William C. Fioretti is the founder of Agritech Labs, and has served as its president and a director since 1992. Agritech Labs is a research and development company which concentrates on veterinary bio-pharmaceuticals. Mr. Fioretti also founded of Mannatech Incorporated (NASDAQ:MTEX) a publicly traded direct marketing company specializing in consumer health products. Mr. Fioretti served Mannatech as the Chief Executive Officer from 1993 through 1996, as Chief Scientific Officer from 1996 through 1997 and a director from inception until his retirement from Mannatech in November of 1997. Mr. Fioretti completed his undergraduate education at Appalachian State University from 1970-1974 receiving a Bachelor of Science Biology, completed his graduate training in biochemistry at the Medical University of South Carolina from 1974-1978 and did post graduate training at the University of Florida from 1978-1980.

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

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers, directors and persons who beneficially own more than ten percent of a registered class of the equity securities of Orion ("ten percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and ten percent stockholders are charged by SEC regulation to furnish Orion with copies of all Section 16(a) forms they file. Based solely upon its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Orion believes that, during the fiscal year ended December 31, 2000, all filing requirements applicable to its executive officers, directors and ten percent stockholders were fulfilled.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation
----------------------

         Orion does not currently compensate any of the officers or other employees. Orion does not intend to provide any remuneration to officers or employees until after a business combination, if any, of an operating business.

Compensation of Directors
-------------------------

         Directors of Orion receive no cash compensation for serving on the board of directors, but they receive reimbursement of reasonable expenses incurred in attending meetings.

ITEM 11. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         The following table sets forth information as of March 15, 2001 based on information obtained from the persons named below. It states the beneficial ownership of shares of the common stock by (i) each person known to be the owner of more than 5% of the outstanding shares of common stock, (ii) each director and (iii) all executive officers and directors as a group.



                                Amount and Nature of Beneficial     Percent
Name of Beneficial Owner (1)            Ownership                  of Class (2)

Christopher A. Marlett                   216,000                     19.6%
Anthony DiGiandomenico                    81,025(3)                   7.3%
Dyana Williams Marlett                    68,000(4)                   6.1%
James D. Bowyer                           29,700(5)                   2.4%
William C. Fioretti                      105,000                      9.5%
All directors and executive
    officers as a group                  499,725(6)                  45.3%
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

(4)      Includes 3,000 shares held in custodian accounts.

(5) Includes 3,000 shares of Common Stock issuable on exercise of Class A Warrants not yet exercisable.

(6)      See Notes 3, 4 and 5 above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Orion uses the services and some of the employees of MDB Capital Group LLC and has its executive offices at the offices of MDB Capital Group LLC. Orion does not pay any amount to or for the employees of MDB Capital Group LLC or any rent for these offices. Orion reimburses MDB Capital Group LLC for documented out of pocket expenses incurred on its behalf.

         On May 5, 1999 and July 20, 1999, MDB Capital Group LLC lent to Orion an aggregate of $35,000. This loan was represented by unsecured promissory notes due on demand, bearing no interest. The proceeds of these loans were used for working capital. The principal on these loans was repaid on December 8, 1999. Each of Christopher A. Marlett, Anthony DiGiandomenico, James D. Bowyer and

Dyana Williams Marlett are officers and/or directors of the Company and principals and/or employees of MDB Capital Group LLC.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) Exhibits

3.1 Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)(1)

3.2 Amendment dated October 22, 1999 to Amended and Restated Certificate of Incorporation (Exhibit 3.2)(2)

3.3      By-laws of the Registrant (Exhibit 3.2)(1)

4.1 Warrant Agency Agreement between American Stock Transfer & Company and the Registrant (Exhibit 4.2)(1)

4.2      Form of Representative's Warrant Agreement of Registrant (Exhibit
         4.5)(1)

4.3      Form of Common Stock Certificate of Registrant (Exhibit 4.1)(1)

4.4      Form of Class B Unit Purchase Agreement of the Registrant (Exhibit
         4.4)(1)

4.5 Form of Class A Common Stock Purchase Warrant Certificate of the Registrant (Exhibit 4.3)(1)

10.1     Underwriting Agreement (Exhibit 1.1)(1)

10.2 License Agreement, dated August 25,1995, between Bright Capital, Ltd. and the Company (Exhibit 10.3)(1)

10.3     Management Unit Purchase Option Plan (Exhibit 10.4)(1)

16.1     Letter from BDO Seidman, LLP dated December 7, 2000 (Exhibit 16.1) (3)

------------------------------

(1)      Incorporated by referenced from Registration Statement 33-03252

(2)      Registrant's Annual Report on Form 10-KSB for the year ended December
         31, 1999

(3)      Registrant's Report on Form 8-K/A filed on December 8, 2000

(b)      Reports on Form 8-K

         (1)      Registrant's Report on Form 8-K filed on December 4, 2000

                  Item 4.    Changes in Registrant's Certifying Accountant

                  Item 7.    Financial Statement and Exhibits

         (2)      Registrant's Report on Form 8-K/A filed on December 8, 2000

                  Item 4.    Changes in Registrant's Certifying Accountant

                  Item 7.    Financial Statement and Exhibits

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April, 2001.

                                               ORION ACQUISITION CORP. II

                                               /s/ Christopher A. Marlett
                                               ------------------------------
                                               Christopher A. Marlett
                                               Chairman of the Board and
                                               Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    Name                       Title                      Date

/s/ Christopher A. Marlett   Chairman of the Board               April 12, 2001
--------------------------   and Chief Executive Officer
Christopher A. Marlett       (Principal Executive Officer)

/s/ Anthony DiGiandomenico   Chief Financial Officer             April 12, 2001
--------------------------   and Director
Anthony DiGiandomenico       (Chief Accounting Officer and
                             Principal Accounting Officer)

/s/ Dyana Williams Marlett   Chief Operating Officer,            April 12, 2001
--------------------------   Secretary, Treasurer and
Dyana Williams Marlett       Director

/s/ James D. Bowyer          Director                            April 12, 2001
-------------------
James D. Bowyer

/s/ William C. Fioretti      Director                            April 12, 2001
-----------------------
William C. Fioretti