Form 10QSB
period 2001-03-31
ORION ACQUISITION CORP II
filed 2001-05-21
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the - quarterly period ended: March 31, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 1, 2001, 1,102,157 shares of Common Stock were issued and outstanding.

                                                  ORION ACQUISITION CORP. II
                                               (A DEVELOPMENT STAGE COMPANY)
                                                               BALANCE SHEET
                                                  March 31, 2001 (unaudited)

----------------------------------------------------------------------------


                                 ASSETS

Assets
     Cash                                                       $   511,164
     Investments - held to maturity                               1,615,567
     Income taxes receivable                                         27,232
     Deferred income taxes                                              221
     Other assets                                                    29,628
                                                                -----------

                  Total assets                                  $ 2,183,812
                                                                ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accrued expenses                                           $   23,932
                                                                ----------

         Total current liabilities                                  23,932
                                                               -----------

Contingencies

Stockholders' equity
     Preferred stock, $0.01 par value
         1,000,000 shares authorized
         110 shares issued and outstanding                              1
     Common stock, $0.01 par value
         10,000,000 shares authorized
         1,102,157 shares issued and outstanding                   11,022
     Additional paid-in capital                                 2,203,043
     Deficit accumulated during the development stage             (54,186)
                                                               ----------

        Total stockholders' equity                              2,159,880
                                                               ----------

          Total liabilities and stockholders' equity          $ 2,183,812
                                                              ===========

The accompanying notes are an integral part of these financial statements.

                                                                             ORION ACQUISITION CORP. II
                                                                          (A DEVELOPMENT STAGE COMPANY)
                                                                               STATEMENTS OF OPERATIONS
                                     For the Three Months Ended March 31, 2001 and 2000 (unaudited) and for the Period from October 19, 1995 (Inception) to March 31, 2001 (unaudited)

-------------------------------------------------------------------------------------------------------


                                                                                           For the
                                                                                       Period from
                                                                                       October 19,
                                                   For the Three Months Ended               1995
                                                               March 31,              (Inception) to
                                                   --------------------------------      March 31,
                                                         2001              2000             2001
                                                   ----------------  ---------------  ----------------
                                                     (unaudited)       (unaudited)      (unaudited)
Operating expenses
   General and administrative expenses             $         64,355  $        18,393  $        867,721
   Stock-based compensation expense                               -                -           100,000
                                                   ----------------  ---------------  ----------------

     Total operating expenses                                64,355           18,393           967,721
                                                   ----------------  ---------------  ----------------

Loss from operations                                        (64,355)         (18,393)         (967,721)
                                                   ----------------  ---------------  ----------------

Other income (expense)
   Interest income                                           30,319           14,085         1,513,999
   Interest expense                                               -                -           (57,694)
                                                   ----------------  ---------------  ----------------

     Total other income (expense)                            30,319           14,085         1,456,305
                                                   ----------------  ---------------  ----------------

Income (loss) before provision for income
   taxes                                                    (34,036)          (4,308)          488,584

Provision for income taxes                                        -                -           267,129
                                                   ----------------  ---------------  ----------------

Net income (loss)                                  $        (34,036) $        (4,308) $        221,455
                                                   ================  ===============  ================

Basic and diluted
   Loss per common share                           $          (0.03) $             -
                                                   ================  ===============

   Weighted-average common shares
     outstanding                                          1,102,157          890,000
                                                   ================  ===============

The accompanying notes are an integral part of these financial statements.

                                                                                         ORION ACQUISITION CORP. II
                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                                           STATEMENTS OF CASH FLOWS
                                                 For the Three Months Ended March 31, 2001 and 2000 (unaudited) and for the Period from October 19, 1995 (Inception) to March 31, 2001 (unaudited)

-------------------------------------------------------------------------------------------------------------------


                                                                                                        For the
                                                                                                    Period from
                                                                                                    October 19,
                                                                For the Three Months Ended               1995
                                                                               March 31,           (Inception) to
                                                                --------------------------------      March 31,
                                                                      2001              2000             2001
                                                                ----------------  ---------------  ----------------
                                                                   (unaudited)       (unaudited)      (unaudited)
Cash flows from operating activities
   Net income (loss)                                            $        (34,036) $        (4,308) $        221,455
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
       Note discount amortization                                              -                -            37,500
       Stock-based compensation expense                                        -                -           100,000
       Increase in
         Income taxes receivable                                               -                -           (27,232)
         Deferred income taxes                                                 -                -              (221)
         Other assets                                                          -          (12,568)          (29,628)
       Increase (decrease) in
         Accrued expenses                                                (16,916)         (76,039)           23,932
                                                                ----------------  ---------------  ----------------

Net cash provided by (used in) operating activities                      (50,952)         (92,915)          325,806
                                                                ----------------  ---------------  ----------------

Cash flows from investing activities
   Purchase of United States Treasury bills                                    -          (13,148)       (1,506,615)
   Sales or maturities of investments                                    (23,364)               -          (108,952)
                                                                ----------------  ---------------  ----------------

Net cash used in investing activities                                    (23,364)         (13,148)       (1,615,567)
                                                                ----------------  ---------------  ----------------

Cash flows from financing activities
   Dividend                                                                    -                -        (7,200,000)
   Issuance of units and redeemable Class B
     purchase warrants, net of offering costs                                  -                -         8,677,905
   Issuance of unsecured promissory notes                                      -                -           100,000
   Repayment of unsecured promissory notes                                     -                -          (100,000)
   Proceeds from related party note                                            -                -            35,000
   Repayment of related party note                                             -                -           (35,000)
   Issuance of founders' shares                                                -                -             7,500
   Issuance of private placement shares                                        -                -           304,520
   Issuance of convertible preferred stock                                     -                -            11,000
                                                                ----------------  ---------------  ----------------

Net cash provided by financing activities                                      -                -         1,800,925
                                                                ----------------  ---------------  ----------------

The accompanying notes are an integral part of these financial statements.

                                                                                         ORION ACQUISITION CORP. II
                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                                           STATEMENTS OF CASH FLOWS
                                                 For the Three Months Ended March 31, 2001 and 2000 (unaudited) and for the Period from October 19, 1995 (Inception) to March 31, 2001 (unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                   For the
                                                                               Period from
                                                                               October 19,
                                          For the Three Months Ended               1995
                                                         March 31,            (Inception) to
                                          --------------------------------      March 31,
                                                2001              2000             2001
                                          ----------------  ---------------  ----------------
                                           (unaudited)       (unaudited)      (unaudited)
Net increase (decrease) in cash            $       (74,316) $      (106,063) $        511,164

Cash, beginning of period                          585,480          552,187                 -
                                          ----------------  ---------------  ----------------

Cash, end of period                       $        511,164  $       416,124  $        511,164
                                          ================  ===============  ================


Supplemental disclosures of cash
flow information

   Income taxes paid                      $              -  $             -  $        121,000
                                          ================  ===============  ================





The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      March 31, 2001 (unaudited)

--------------------------------------------------------------------------------


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

         The registration statement for the Company's Initial Public Offering (the "Offering") became effective on July 2, 1996. The Company consummated the Offering, raising net proceeds of approximately $8,700,000. The Company's management has broad discretion with respect to the specified application of the net proceeds of the Offering, although substantially all of the net proceeds of the offering were intended to be generally applied toward consummating a business combination with an operating business ("Business Combination").


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         Development Stage Enterprise
         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      March 31, 2001 (unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loss per Share
         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because they are not exercisable until after a Business Combination:

                                                   For the Three Months Ended
                                                             March 31,
                                                   ---------------------------
                                                      2001             2000
                                                   ------------    -----------
                                                    (unaudited)     (unaudited)

          Class A Warrants                           880,000          880,000
          Class B Warrants                           390,100          390,100
          Series A Convertible Preferred Stock       110,000          110,000
          Stock option                                10,000           10,000
          Option to purchase Class A Warrants        100,000          100,000

         Estimates
         The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 3 - INVESTMENTS - HELD TO MATURITY

         A substantial portion of the assets of the Company are invested in United States Treasury bills having various original maturities of less than six months. The Company classifies these securities as held to maturity. Aggregate cost basis and market value of these securities as of March 31, 2001 totaled $1,615,567 (unaudited). No unrealized holding gains or losses have been realized.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      March 31, 2001 (unaudited)

--------------------------------------------------------------------------------


NOTE 4 - CONTINGENCIES

         Litigation
         On July 1, 1999, a Class B Warrant-holder of the Company brought suit against the Company, its former directors, and certain other third parties. On January 31, 2000, the plaintiff filed a notice dismissing the action without prejudice. On January 28, 2000, the court ordered the notice of dismissal. The Company and the plaintiff agreed that the Company will make an exchange offer to all holders of the Class B Warrants. Upon payment of an exercise price of $0.125 per Class B Warrant, each Class B Warrant will be exchanged for one share of common stock, one Class A Warrant, and one Right. The Right will provide for the issuance of additional shares of common stock based on a formula in the event that (a) the Company makes an acquisition or consummates a merger and (b) the post-transaction company does not meet the specified targets of a $7,000,000 net worth immediately after the transaction and a minimum common stock price of $5.75 for 10 days during the two-year period following the transaction, subject to certain adjustment, terms, and conditions.

         The former directors of the Company who were named as defendants in the suit have made demand upon the Company for reimbursement of attorneys' fees incurred in defense of the suit prior to its voluntary dismissal. The former directors contend that they are entitled to reimbursement of attorneys' fees under a provision of Delaware corporate law. The Company is considering the reimbursement request. No accrual has been made for any potential reimbursement in the accompanying financial statements.

         On October 31, 2000, the Company filed with the Supreme Court of the State of New York, County of New York, a summons and complaint in an action entitled Orion Acquisition Corp. II v. Mentmore Holdings Corporation, Mentmore Holdings, Inc., Richard L. Kramer, William L. Remley, Richard C. Hoffman, Robert D. Frankel, J. Thomas Chess, and Michael Schenker. Messers. Kramer, Remley, Hoffman, Frankel, and Chess are former directors of the Company. Messrs. Remley and Kramer were officers and/or directors of one or more of the Mentmore defendants. Mr. Hoffman is or was and officer of one or more of the Mentmore defendants. In the complaint, the Company alleges a series of causes of action, including a claim against the Company's former directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty. The defendants have filed answers in which they deny the material allegations of the Company's complaint. The action will be entering the discovery stage.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      March 31, 2001 (unaudited)

--------------------------------------------------------------------------------


NOTE 5 - RELATED PARTY TRANSACTIONS

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     Results for the three-month period ending March 31, 2001, consisted of investment income earned from Treasury bills less expenses associated with general and administrative overheads and litigation expenses. Results for the three months ended March 31, 2001 consisted of investment income earned from Treasury bills held in escrow less expenses associated with general and administrative overheads.

     The Company continues to search for a suitable company to complete a business combination or merger. There remains adequate cash on hand to bear the costs of due diligence or legal fees necessary to locate and evaluate potential candidates for a business combination. If a candidate is found the company may need to raise additional funds to complete the acquisition.

                           PART II. OTHER INFORMATION


ITEM 1:  Legal Proceedings

         On July 1, 1999, a Class B Warrantholder of Orion brought an action ("July Action") against Orion, its former directors and certain others. On January 31, 2000, the plaintiff filed a notice dismissing the July Action without prejudice. On January 28, 2000 the court ordered the notice of dismissal. The Company and the plaintiff agreed that Orion will make an exchange offer to all holders of the Class B Warrants. The exchange offer must be made after Orion completes its first business combination of a target company that results in the acquisition of one or more companies with operating businesses and results in Orion having assets in excess of $5,000,000. The terms of the exchange offer will require each holder to pay the $.125 exercise price of the Class B Warrant and surrender the warrant for one share of common stock, one Class A Warrant and one Right. The Right will provide for the issuance of additional shares of common stock based on a formula in the event that Orion makes an acquisition or consummates a merger and the post transaction company does not meet the specified targets of a $7,000,000 net worth immediately after the transaction and a minimum common stock price of $5.75 for ten days during the two year peiod following the transaction, subject to certain adjustment, terms and conditions.

         On October 31, 2000, Orion filed with the Supreme Court of the State of New York, County of New York, a summons and complaint in an action entitled Orion Acquisition Corp. II v. Mentmore Holdings Corporation, Mentmore Holdings, Inc., Richard L. Kramer, William L. Remley, Richard C. Hoffman, Robert D. Frankel, J. Thomas Chase, and Michael D. Schenker. Messrs. Karmer, Remley, Hoffman, Frankel and Chess are former directors and/or officers of Orion. Messrs. Remley and Kramer are or were officers and/or directors of one or more of the Mentmore defendants. Mr. Hoffman is or was an officer of one or more of the Mentmore defendants. In the complaint, Orion alleges a series of causes of action, including a claim against the former Orion directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty. The defendants have filed answers in which they deny the material allegations of Orion's complaint. The action will be entering the discovery phase.


ITEM 2:  Changes in Securities

         None

ITEM 3:  Defaults Upon Senior Securities

         None

ITEM 4:  Submission of Matters to a Vote of Security Holders

         None

ITEM 5:  Other Information

         None

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                None

         (b)      Reports on Form 8-K:

                None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ORION ACQUISITION CORP. II


Dated:  May 16, 2001                 /S/ Christopher A. Marlett
                                     -------------------------------
                                         Christopher A. Marlett
                                         Chairman, President, and CEO