Form 10QSB
period 2001-06-30
ORION ACQUISITION CORP II
filed 2001-08-14
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the - quarterly period ended: June 30, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of June 30, 2001, 1,102,157 shares of Common Stock were issued and outstanding.

                                                  ORION ACQUISITION CORP. II
                                               (A DEVELOPMENT STAGE COMPANY)
                                                               BALANCE SHEET
                                                  June 30, 2001 (unaudited)

----------------------------------------------------------------------------


                                 ASSETS
Assets
     Cash                                                       $   502,707
     Investments - held to maturity                               1,630,739
     Income taxes receivable                                         27,232
     Deferred income taxes                                              221
     Other assets                                                    29,628
                                                                -----------

                  Total assets                                  $ 2,190,527
                                                                ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accrued expenses                                           $   23,932
                                                                ----------

         Total current liabilities                                  23,132
                                                               -----------

Contingencies

Stockholders' equity
     Preferred stock, $0.01 par value
         1,000,000 shares authorized
         110 shares issued and outstanding                              1
     Common stock, $0.01 par value
         10,000,000 shares authorized
         1,102,157 shares issued and outstanding                   11,022
     Additional paid-in capital                                 2,203,043
     Deficit accumulated during the development stage             (47,471)
                                                               ----------

        Total stockholders' equity                              2,166,595
                                                               ----------

          Total liabilities and stockholders' equity          $ 2,190,527
                                                              ===========



The accompanying notes are an integral part of these financial statements.


                                                                                         ORION ACQUISITION CORP. II
                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                                           STATEMENTS OF OPERATIONS
                                       For the Three and Six Months Ended June 30, 2001 and 2000 (unaudited) and for the Period from October 19, 1995 (Inception) to June 30, 2001 (unaudited)

-------------------------------------------------------------------------------------------------------------------


                                                                                                           For the
                                                                                                           Period
                                                                                                           from
                                                                                                        October 19,
                                      For the Three Months Ended          For the Six Months Ended         1995
                                           June 30,                             June 30,               (Inception) to
                                 --------------------------------      ----------------------------      June 30,
                                     2001              2000             2001               2000           2001
                                ----------------  ---------------  ----------------   --------------   -------------
                                 (unaudited)       (unaudited)      (unaudited)

Operating expenses
   General and administrative expenses $ 16,513        $47,152        $    77,634  $        65,545     $  881,000
   Stock-based compensation expense         -              -                  -                -          100,000
                                ----------------  ---------------  ----------------    ------------  ------------

     Total operating expenses            16,513         47,152             77,634           65,545        981,000
                                ----------------  ---------------  ----------------    ------------  ------------

Income (loss) from operations           (16,513)       (47,152)           (77,634)         (65,545)      (981,000)
                                ----------------  ---------------  ----------------    ------------  ------------

Other income (expense)
   Interest income                       19,993         26,059             50,313           40,144     1,533,992
   Interest expense                         -                -                 -                -        (57,694)
                                ----------------  ---------------  ----------------    -----------  ------------

     Total other income (expense)        19.993         26,059             50,313           40,144     1,476,298
                                ----------------  ---------------  ----------------    -----------  ------------

Income (loss) before provision for income
   taxes                                  3,481        (21,093)           (27,321)         (25,401)      495,298

Provision for income taxes                  -                -                  -               -        267,129
                                ----------------  ---------------  ----------------    ------------ ------------

Net income (loss)              $          3,481        (21,093)           (27,321)  $      (25,401)   $  228,169
                                ================  ===============  ================    ============ ============

Basic and diluted
   Loss per common share       $           0.00          (0.02)             (0.02) $         (0.02)
                                ================  ===============  ================    ============

   Weighted-average common shares
     outstanding                       1,102,157      1,102,157          1,102,157       1,102,157
                                ================  ===============  ================    ============


The accompanying notes are an integral part of these financial statements.


                                                                                        ORION ACQUISITION CORP. II
                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                                           STATEMENTS OF CASH FLOWS
                                                For the Six Months Ended June 30, 2001 and 2000 (unaudited) and for the Period from October 19, 1995 (Inception) to June 30, 2001 (unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                                                      For the
                                                                                                    Period from
                                                                                                    October 19,
                                                                   For the Six Months Ended            1995
                                                                         June 30,                   (Inception) to
                                                                --------------------------------      June 30,
                                                                      2001              2000            2001
                                                                ----------------  --------------   -------------
                                                                   (unaudited)       (unaudited)    (unaudited)
Cash flows from operating activities
   Net income (loss)                                            $        (27,321) $       (25,401) $  228,170
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
       Note discount amortization                                              -                -      37,500
       Stock-based compensation expense                                        -                -     100,000
       Increase in
         Income taxes receivable                                               -                -     (27,232)
         Deferred income taxes                                                 -                -        (221)
         Other assets                                                          -          (12,568)    (29,628)
       Increase (decrease) in
         Accrued expenses                                                (16,916)         (84,531)     23,932
                                                                ----------------  ---------------   ---------

Net cash provided by (used in) operating activities                      (44,237)        (122,500)    332,521
                                                                ----------------  ---------------   ---------

Cash flows from investing activities
   Purchase of United States Treasury bills                                    -          (39,206) (1,506,615)
   Sales or maturities of investments                                    (38,536)                -   (124,124)
                                                                ----------------  ---------------  ----------

Net cash used in investing activities                                    (38,535)         (39,206) (1,630,739)
                                                                ----------------  ---------------  ----------

Cash flows from financing activities
   Dividend                                                                    -                -  (7,200,000)
   Issuance of units and redeemable Class B
     purchase warrants, net of offering costs                                  -                -   8,677,905
   Issuance of unsecured promissory notes                                      -                -     100,000
   Repayment of unsecured promissory notes                                     -                -    (100,000)
   Proceeds from related party note                                            -                -      35,000
   Repayment of related party note                                             -                -     (35,000)
   Issuance of founders' shares                                                -                -       7,500
   Issuance of common stock                                                    -          297,020     304,520
   Issuance of convertible preferred stock                                     -                -      11,000
                                                                ----------------  ---------------  -----------

Net cash provided by financing activities                                      -          297,020   1,800,925
                                                                ----------------  ---------------  -----------


The accompanying notes are an integral part of these financial statements.

                                                                 ORION ACQUISITION CORP. II
                                                               (A DEVELOPMENT STAGE COMPANY)
                                                                    STATEMENTS OF CASH FLOWS
                             For the Six Months Ended June 30, 2001 and 2000 (unaudited) and for the Period from October 19, 1995 (Inception) to June 30, 2001 (unaudited)

--------------------------------------------------------------------------------------------

                                                                                   For the
                                                                               Period from
                                                                               October 19,
                                          For the Six Months Ended               1995
                                                    June 30,                  (Inception) to
                                          --------------------------------       June 30,
                                                2001              2000             2001
                                          ----------------  ---------------  ----------------
                                           (unaudited)       (unaudited)      (unaudited)
Net increase (decrease) in cash            $       (82,773) $       135,315 $         502,707

Cash, beginning of period                          585,480          552,187                 -
                                          ----------------  ---------------  ----------------

Cash, end of period                       $        502,707  $       657,502  $        502,707
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

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      June 30, 2001 (unaudited)

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      June 30, 2001 (unaudited)

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

                                                   For the Six Months Ended
                                                             June 30,
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


NOTE 3 - INVESTMENTS - HELD TO MATURITY

         A substantial portion of the assets of the Company were invested in United States Treasury bills having various original maturities of less than six months. The Company classified these securities as held to maturity. Upon maturity of the United States Treasury bills, and as of June 30, 2001 the assets have been invested in money market funds held at Wells Fargo Investments.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      June 30, 2001 (unaudited)

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

         On October 31, 2000, the Company filed with the Supreme Court of the State of New York, County of New York, a summons and complaint in an action entitled Orion Acquisition Corp. II v. Mentmore Holdings Corporation, Mentmore Holdings, Inc., Richard L. Kramer, William L. Remley, Richard C. Hoffman, Robert D. Frankel, J. Thomas Chess, and Michael Schenker. Messers. Kramer, Remley, Hoffman, Frankel, and Chess are former directors of the Company. Messrs. Remley and Kramer were officers and/or directors of one or more of the Mentmore defendants. Mr. Hoffman is or was and officer of one or more of the Mentmore defendants. In the complaint, the Company alleges a series of causes of action, including a claim against the Company's former directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty. The defendants have filed answers in which they deny the material allegations of the Company's complaint. The action is in the discovery stage.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      June 30, 2001 (unaudited)

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




ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     Results for the six-month period ending June 30, 2001, consisted of investment income earned from Treasury bills and money market accounts less expenses associated with general and administrative overheads and litigation expenses.

     The Company continues to search for a suitable company to complete a business combination or merger. There remains adequate cash on hand to bear the costs of due diligence or legal fees necessary to locate and evaluate potential candidates for a business combination. If a candidate is found the Company may need to raise additional funds to complete the acquisition.

         On July 1, 2001, the Class A Warrants expired. There were 800,000 Class A Warrants outstanding, exercisable at $9.00 per warrant. In addition there are certain other outstanding securities of the Company that upon exercise or conversion would have resulted in additional Class A Warrants being issued. Because of the expiration of the Class A Warrants, these securities will no longer result in the issuance of any Class A Warrants. Because the Class A Warrants have expired, they will neither be a source of capital for the Company nor result in any potential issuance of additional Common Stock of the Company nor encourage the perception of an overhang on the market from these securities. Management believes that the termination of the Class A Warrants may ultimately facilitate their ability to consummate an acquisition because with a simplified capital structure, potential acquisition candidates and sources of capital will be able to more easily evaluate the Company as an acquisition vehicle. Also, with a simplified capital structure, the Company will have greater flexibility to negotiate an acquisition and tailor the capitalization of the after-acquisition company to better reflect the value of the acquisition.

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


ITEM 2:  Changes in Securities

         The Class A Warrants, by their terms, expired on July 1, 2001. The effect of the expiration is to eliminate the Class A Warrants as outstanding securities of the Company. Holders of Class A Warrants will no longer be able to exercise and acquire shares of common stock of the Company upon payment of the $9.00 exercise price. Securities that, in whole or in part, were exercisable for or convertible into Class A Warrants will no longer result in the issuance of any Class A Warrants with the effect that those securities may have reduced or no further value, unless the governing document makes some adjustment for the expiration.

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

                                      ORION ACQUISITION CORP. II


Dated:  August 14, 2001                 /S/ Christopher A. Marlett
                                     -------------------------------
                                         Christopher A. Marlett
                                         Chairman, President, and CEO