Form 10QSB
period 2001-09-30
ORION ACQUISITION CORP II
filed 2001-11-06
CIK 1011835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 for the quarterly period ended: September 30, 2001

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

     As of September 30, 2001, 1,102,157 shares of Common Stock were issued and outstanding.

                                                     ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                  September 30, 2001 (unaudited)

--------------------------------------------------------------------------------

                                     ASSETS

Assets
     Cash                                                    $        455,858
     Investments - held to maturity                                 1,643,052
     Income taxes receivable                                           27,232
     Deferred income taxes                                                221
     Other assets                                                      29,628
                                                             ----------------

                  Total assets                               $      2,155,991
                                                             ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                   $         23,932
                                                             ----------------

         Total current liabilities                                     23,932
                                                             ----------------

Contingencies

Stockholders' equity
     Preferred stock, $0.01 par value
         1,000,000 shares authorized
         110 shares issued and outstanding                                  1
     Common stock, $0.01 par value
         10,000,000 shares authorized
         1,102,157 shares issued and outstanding                       11,022
     Additional paid-in capital                                     2,203,043
     Deficit accumulated during the development stage                 (82,007)
                                                             ----------------

              Total stockholders' equity                            2,132,059
                                                             ----------------

             Total liabilities and stockholders' equity    $        2,155,991
                                                           ==================

                                                                                        ORION ACQUISITION CORP. II
                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                                         STATEMENTS OF OPERATIONS
                                  For the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited) and for the Period from October 19, 1995 (Inception) to September 30, 2001 (unaudited)

------------------------------------------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                    Period from
                                        For the                            For the                   October 19,
                                  Three Months Ended                  Nine Months Ended                 1995
                                       September 30,                      September 30,           (Inception) to
                             ---------------------------------  --------------------------------   September 30,
                                   2001              2000             2001              2000             2001
                             ---------------   ---------------  ----------------  ---------------  ----------------
                              (unaudited)       (unaudited)      (unaudited)       (unaudited)      (unaudited)
Operating expenses
   General and
     administrative
     expenses                $        50,546   $        47,246  $        128,180  $       112,791  $        931,546
   Stock-based
     compensation
     expense                               -                 -                 -                -           100,000
                             ---------------   ---------------  ----------------  ---------------  ----------------

Total operating
   expenses                           50,546            47,246           128,180          112,791         1,031,546
                             ---------------   ---------------  ----------------  ---------------  ----------------

Loss from
   operations                        (50,546)          (47,246)         (128,180)        (112,791)       (1,031,546)
                             ---------------   ---------------  ----------------  ---------------  ----------------

Other income
   (expense)
     Interest income                  16,010            23,980            66,323           64,124         1,550,002
     Interest expense                      -                 -                 -                -           (57,694)
                             ---------------   ---------------  ----------------  ---------------  ----------------

Total other income
   (expense)                          16,010            23,980            66,323           64,124         1,492,308
                             ---------------   ---------------  ----------------  ---------------  ----------------

Income (loss) before
   provision for
   income taxes                      (34,536)          (23,266)          (61,857)         (48,667)          460,762

Provision for income taxes                 -                 -                 -                -           267,129
                             ---------------   ---------------  ----------------  ---------------  ----------------

Net income (loss)           $        (34,536) $        (23,266) $        (61,857) $       (48,667) $        193,633
                            ================  ================  ================  ================ ================


                                                                                        ORION ACQUISITION CORP. II
                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                                         STATEMENTS OF OPERATIONS
                                  For the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited) and for the Period from October 19, 1995 (Inception) to September 30, 2001 (unaudited)

------------------------------------------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                    Period from
                                        For the                            For the                   October 19,
                                  Three Months Ended                  Nine Months Ended                 1995
                                       September 30,                      September 30,           (Inception) to
                             ---------------------------------  --------------------------------   September 30,
                                   2001              2000             2001              2000             2001
                             ---------------   ---------------  ----------------  ---------------  ----------------
                              (unaudited)       (unaudited)      (unaudited)       (unaudited)      (unaudited)
Basic and diluted
   Loss per common
     share                   $         (0.03)  $         (0.02) $          (0.06) $        (0.40)
                             ===============   ===============  ================  ==============

   Weighted-average
     common shares
         outstanding               1,102,157         1,102,157         1,102,157       1,102,157
                            ================   ===============  ===============  ===============



                                                                                        ORION ACQUISITION CORP. II
                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                                         STATEMENTS OF OPERATIONS
                                  For the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited) and for the Period from October 19, 1995 (Inception) to September 30, 2001 (unaudited)

------------------------------------------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                    Period from
                                                                                                    October 19,
                                                                            For the                     1995
                                                                      Nine Months Ended           (Inception) to
                                                                         September 30,             September 30,
                                                                ---------------------------------
                                                                      2001              2000             2001
                                                                ----------------  ---------------  ----------------
                                                                 (unaudited)       (unaudited)      (unaudited)

Cash flows from operating activities
   Net income (loss)                                            $        (61,857) $       (48,667) $        193,633
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
       Note discount amortization                                              -                -            37,500
       Stock-based compensation expense                                        -                -           100,000
       (Increase) decrease in
         Income taxes receivable                                               -                -           (27,232)
         Deferred income taxes                                                 -                -              (221)
         Other assets                                                          -          (12,568)          (29,628)
       Increase (decrease) in
         Accounts payable and accrued expenses                           (16,916)         (84,531)           23,933
                                                                ----------------  ---------------  ----------------

Net cash provided by (used in) operating activities                      (78,773)        (145,766)          297,985
                                                                ----------------  ---------------  ----------------

Cash flows from investing activities
   Purchase of United States Treasury bills                                    -          (57,577)       (1,506,615)
   Sales or maturities of investments                                    (50,849)               -          (136,437)
                                                                ----------------  ---------------  ----------------

Net cash used in investing activities                                    (50,849)         (57,577)       (1,643,052)
                                                                ----------------  ---------------  ----------------

Cash flows from financing activities
   Dividend                                                                    -                -        (7,200,000)
   Issuance of units and redeemable Class B
     purchase warrants, net of offering costs                                  -                -         8,677,905
   Issuance of unsecured promissory notes                                      -                -           100,000
   Repayment of unsecured promissory notes                                     -                -          (100,000)
   Proceeds from related party note                                            -                -            35,000
   Repayment of related party note                                             -                -           (35,000)
   Issuance of founders' shares                                                -                -             7,500
   Issuance of common stock                                                    -          297,020           304,520
   Issuance of convertible preferred stock                                     -                -            11,000
                                                                ----------------  ---------------  ----------------

Net cash provided by financing activities                              -                  297,020         1,800,925
                                                                 ----------------  --------------  ----------------


                                                                                        ORION ACQUISITION CORP. II
                                                                                     (A DEVELOPMENT STAGE COMPANY)
                                                                                         STATEMENTS OF OPERATIONS
                                  For the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited) and for the Period from October 19, 1995 (Inception) to September 30, 2001 (unaudited)

------------------------------------------------------------------------------------------------------------------

                                                                                                        For the
                                                                                                    Period from
                                                                                                    October 19,
                                                                            For the                     1995
                                                                      Nine Months Ended           (Inception) to
                                                                         September 30,             September 30,
                                                                ---------------------------------
                                                                      2001              2000             2001
                                                                ----------------  ---------------  ----------------
                                                                 (unaudited)       (unaudited)      (unaudited)


Net increase (decrease) in cash                                 $       (129,622) $        93,677  $        455,858

Cash, beginning of period                                                585,480          522,187                 -
                                                                ----------------  ---------------  ----------------

Cash, end of period                                             $        455,858  $       615,864  $        455,858
                                                                ================  ===============  ================


Supplemental disclosures of cash flow
information

         Income taxes paid                                     $            -     $            -   $       121,000
                                                               ================   ==============   ===============



                                                     ORION ACQUISITION CORP. II
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                 September 30, 2001 (unaudited)
-------------------------------------------------------------------------------


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

         The registration statement for the Company's Initial Public Offering (the "Offering") became effective on July 2, 1996. The Company consummated the Offering, raising net proceeds of approximately $8,700,000. Subsequently, in 1999 the Company pad a dividend of $7,200,000. The Company's management has broad discretion with respect to the specified application of the net proceeds of the Offering, although substantially all of the net proceeds of the offering were intended to be generally applied toward consummating a business combination with an operating business ("Business Combination").



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


         Development Stage Enterprise
         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is evoting all of its present efforts to its formation and to fundraising, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

                                                     ORION ACQUISITION CORP. II
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                 September 30, 2001 (unaudited)
-------------------------------------------------------------------------------


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

                                                    For the Nine Months Ended
                                                          September 30,
                                                  ------------------------------
                                                     2001               2000
                                                  ------------       ----------
                                                  (unaudited)        (unaudited)

         Class A Warrants                                 -             880,000
         Class B Warrants                           358,100             390,100
         Series A Convertible Preferred Stock       110,000             110,000
         Stock option                                10,000              10,000
         Option to purchase Common Stock            100,000             100,000

         Estimates
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - INVESTMENTS - HELD TO MATURITY

            A substantial portion of the assets of the Company are invested in United States Treasury bills having various original maturities of less than six months. The Company classifies these securities as held to maturity. The United States treasury bills have matured and have been invested in money market funds held at Wells Fargo Investments as of September 30, 2001.

                                                     ORION ACQUISITION CORP. II
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                 September 30, 2001 (unaudited)
-------------------------------------------------------------------------------


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

                                                     ORION ACQUISITION CORP. II
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                 September 30, 2001 (unaudited)
-------------------------------------------------------------------------------


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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Results for the nine-month period ending September 30, 2001, consisted of investment income earned from money market accounts less expenses associated with general and administrative overheads and litigation expenses.

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

         None.

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

                                      ORION ACQUISITION CORP. II


Dated:  November 5, 2001             /s/ Anthony Digiandomenico
                                    -------------------------------
                                    Anthony Digiandomenico
                                    Chief Financial Officer