Form 10KSB
period 2001-12-31
ORION ACQUISITION CORP II
filed 2002-04-01
CIK 1011835

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

  X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the fiscal year ended:  December 31, 2001
                            -----------------
                                       or
----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____to _____



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

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
                    Redeemable Class B Unit Purchase Warrants

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for the fiscal year ended December 31, 2001 were $79,380.

As of March 15, 2002, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $423,802.

As of March 15, 2002, there were 1,102,157 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

Documents Incorporated by Reference: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Orion Acquisition Corp. II ("the Company" or "Orion") was organized on October 19, 1995 to acquire an operating business by purchase, merger, combination or otherwise. There is no restriction on the means of acquisition or the industry in which the target business operates.

Since its inception, Orion has not engaged in any substantive commercial business. Its sole activities have been to evaluate and select a suitable target business, to structure, negotiate and consummate a business combination with a target business and to maintain its assets.

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

ITEM 2. DESCRIPTION OF PROPERTY

Orion's executive office is located at 401 Wilshire Boulevard, Suite 1020, Santa Monica, California 90401, and its telephone number is (310) 526-5004.

Pursuant to an oral agreement, MDB Capital Group, LLC., a limited liability company controlled by Christopher A. Marlett, Anthony DiGiandomenico, Dyana Williams Marlett and James D. Bowyer, each a stockholder, officer and director of Orion, has agreed that it will make office space and services available to Orion, as may be required at this time and in the near future. Orion does not pay any amount for the office space or services.

Orion believes that this facility is adequate to meet its needs in the foreseeable future pending the consummation of a business combination.

ITEM 3. LEGAL PROCEEDINGS

On July 1, 1999, a Class B Warrantholder of Orion brought an action ("July Action") against Orion, its former directors and certain others. On January 31, 2000, the plaintiff filed a notice dismissing the July Action without prejudice. On January 28, 2000 the court ordered the notice of dismissal. The Company and the plaintiff agreed that Orion will make an exchange offer to all holders of the Class B Warrants. The exchange offer must be made after Orion completes its first business combination of a target company that results in the acquisition of one or more companies with operating businesses and results in Orion having assets in excess of $5,000,000. The terms of the exchange offer will require each holder to pay the $.125 exercise price of the Class B Warrant and surrender the warrant for one share of common stock and one Right. The Right will provide for the issuance of additional shares of common stock based on a formula in the event that Orion makes an acquisition or consummates a merger and the post transaction company does not meet the specified targets of a $7,000,000 net worth immediately after the transaction and a minimum common stock price of $5.75 for ten days during the two year peiod following the transaction, subject to certain adjustment, terms and conditions.

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

On March 28, 2002, a Settlement Agreement was reached between the Company and the Mentmore defendents, subject to execution and court approval. The settlement calls for certain of the defendents to surrender 71,250 shares of Orion's common stock which were owned by those defendents. In addition, certain of the defendents will surrender a warrant to purchase 100,000 shares of the Company's stock, which the Company will cancel.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The common stock, and Class B Warrants are traded in the over-the- counter market and quoted on the OTC Bulletin Board under the symbols MTMR and MTMRZ.

The following table sets forth the range of high and low closing trading prices for the common stock and Class B Warrants for the last two fiscal years. The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the Nasdaq System. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.




                                                    Class B
                           Common Stock             Warrants
                           High     Low          High      Low
Year Ended
December 31, 2001:
   First Quarter....        .875    .875         .125     .125
   Second Quarter...        1.26    1.26         1.00     1.00
   Third Quarter....        1.40    1.01         1.01     1.00
   Fourth Quarter...        1.30    1.30          .35      .35

Year Ended
December 31, 2000:
   First Quarter....      1.375    1.375        .031     .031
   Second Quarter...      1.437    1.437        .640     .640
   Third Quarter....       -0-      -0-          -0-      -0-
   Fourth Quarter...      1.125    1.125        .125     .125



Holders

As of March 15, 2001, there were 30 holders of record of the common stock and one holder of record of the Class B Warrants. Since many of the securities are held in street name, Orion believes that there is a substantial number of beneficial holders of the securities.

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

The selected financial information for the years ended December 31, 2000 and 2001, is derived from the financial statements of Orion which have been audited by Singer Lewak Greenbaum & Goldstein LLP, Orion's independent auditors. This information should be read in conjunction with the financial statements and related notes and other financial information included herein.



Statement of Operations Data                           2001            2000
----------------------------                           ----            ----

General and administrative expenses.............    (158,112)      (148,844)
Interest Income.................................      77,197         94,488
Provision for (benefit from) taxes..............       1,338        (26,653)
Net Income (loss)...............................     (80,070)       (27,703)
Weighted average common shares
Outstanding.....................................   1,102,157      1,013,758

Balance Sheet Data:

Total Assets....................................    2,154,742     2,234,764
Total liabilities...............................       40,896        40,848
(Deficit) earnings accumulated during
development stage...............................     (100,220)      (20,150)
Stockholders' equity............................    2,113,846     2,193,916



Orion is a development stage company, and to date its efforts have been limited to organizational activities, consummating an initial public offering, seeking a business combination and maintaing its assets. Orion has not yet consummated a business combination. Accordingly, Orion will not achieve any revenues (other than investment income) until, at the earliest, the consummation of a business combination.

Orion currently has its executive office at the location of MDB Capital Group LLC whose principals are members of the board of directors of Orion. MDB Capital Group has agreed to make office space and services available to Orion, as may be required at this time and in the near future. Orion does not pay any amount for these services.

At December 31, 2001, Orion had $2,112,047 in cash. Orion will invest its assets in U.S. Treasury bills and/or cash until such time as assets are needed for a business combination or acquisition.

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

Orion will use its current working capital and capital resources to consummate a business combination. In addition, because the resources of Orion are not sufficient to fund a business combination, it will have to raise additional capital. The capital may be in the form of equity or debt, and will likely be based solely on the business operations and financial condition of the target business. Therefore, it is not possible at this time to determine the amount of capital that will be needed or available for a business combination. There currently are no limitations on Orion's ability to privately obtain funds for a business combination. Because of certain SEC interpretations and related rules, Orion does not believe it can publicly raise funds prior to a business combination with an operating company unless it has in excess of $5,000,000 in assets.

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

ITEM 7. FINANCIAL STATEMENTS

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------


                                                               Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              F-2

FINANCIAL STATEMENTS

     Balance Sheet                                              F-3

     Statements of Operations                                   F-4

     Statements of Stockholders' Equity                      F-5 - F-6

     Statements of Cash Flows                                F-7 - F-8

     Notes to Financial Statements                          F-9 - F-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Orion Acquisition Corp. II

We have audited the accompanying balance sheet of Orion Acquisition Corp. II (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We have not audited the balance sheets and the statements of operations, stockholders' equity, and cash flows for the periods from October 19, 1995 (inception) to December 31, 1999, which constituted retained earnings aggregating to $7,553. These periods have been audited by other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Acquisition Corp. II as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 17, 2002

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                               December 31, 2001

--------------------------------------------------------------------------------


                                     ASSETS

Assets
     Cash                                                      $      2,112,047
     Income taxes receivable                                             26,694
     Deferred tax assets                                                    221
     Other assets                                                        15,780
                                                               ----------------
                  Total assets                                 $      2,154,742
                                                               ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accrued expenses                                          $         40,896
                                                               ----------------

         Total current liabilities                                       40,896
                                                               ----------------

Contingencies

Stockholders' equity
     Preferred stock, $0.01 par value
         1,000,000 shares authorized
         110 shares issued and outstanding                                    1
     Common stock, $0.01 par value
         10,000,000 shares authorized
         1,102,157 shares issued and outstanding                         11,022
     Additional paid-in capital                                       2,203,043
     Deficit accumulated during the development stage                  (100,220)
                                                               ----------------

              Total stockholders' equity                              2,113,846
                                                               -----------------

                  Total liabilities and stockholders' equity   $      2,154,742
                                                               ================





              The accompanying notes are an integral part of these
                             financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                              For the Years Ended December 31, 2001 and 2000 and for the Period from October 19, 1995 (Inception) to December 31, 2001

--------------------------------------------------------------------------------


                                                                                                      For the
                                                                                                    Period from
                                                                                                    October 19,
                                                                                                       1995
                                                                      For the Year Ended           (Inception) to
                                                                            December 31,            December 31,
                                                                --------------------------------
                                                                      2001              2000             2001
                                                                ----------------  ---------------  ----------------

Operating expenses
   General and administrative expenses                          $        158,112  $       148,844  $        961,478
   Stock-based compensation expense                                            -                -           100,000
                                                                ----------------  ---------------  -----------------

     Total operating expenses                                            158,112          148,844         1,061,478
                                                                ----------------  ---------------  -----------------

Loss from operations                                                    (158,112)        (148,844)       (1,061,478)
                                                                ----------------  ---------------  ----------------

Other income (expense)
   Other income                                                            2,183                -             2,183
   Interest income                                                        77,197           94,488         1,560,877
   Interest expense                                                            -                -           (57,694)
                                                                ----------------  ---------------  ----------------

     Total other income (expense)                                         79,380           94,488         1,505,366
                                                                ----------------  ---------------  ----------------

Income (loss) before provision for (benefit
   from) income taxes                                                    (78,732)         (54,356)          443,888

Provision for (benefit from) income taxes                                  1,338          (26,653)          268,467
                                                                ----------------  ---------------  ----------------

Net income (loss)                                               $        (80,070) $       (27,703) $        175,421
                                                                ================  ===============  ================

Basic and diluted
   Loss per share                                               $          (0.07) $         (0.03)
                                                                ================  ===============

   Weighted-average common shares
     outstanding                                                       1,102,157        1,013,758
                                                                ================  ===============


              The accompanying notes are an integral part of these
                             financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Period from October 19, 1995 (Inception) to December 31, 2001
--------------------------------------------------------------------------------

                                                                                                   Common Stock Subject to
                                              Preferred Stock              Common Stock              Possible Redemption
                                            Shares       Amount        Shares         Amount         Shares        Amount
                                            ------       ------        ------         ------         ------        ------
October 19, 1995 (inception)                     -    $       -             -       $      -             -       $      -
Issuance of founders' shares                                           16,500            165
                                            ------       ------        ------         ------         ------        ------

Balance, December 31, 1995                       -            -        16,500            165             -              -
Issuance of founders' shares                                           58,500            585
Sale of private placement shares                                       15,000            150
Sale of convertible preferred stock            110            1
Sale of 800,000 shares, net of
     underwriting discounts and offering
     costs                                                            640,000          8,000       160,000      1,600,000
Accretion to redemption value of stock                                                                   -         42,118

Net income
                                            ------       ------        ------         ------         ------        ------

Balance, December 31, 1996                     110            1       730,000          8,900       160,000      1,642,118
Issuance of options
Accretion to redemption value of common
     stock                                                                                               -         90,122
Net income
                                            ------       ------        ------         ------         ------        ------

Balance, December 31, 1997                     110            1       730,000          8,900       160,000      1,732,240
Accretion to redemption value of common
     stock                                                                                                         85,484
Net income
                                            ------       ------        ------         ------         ------        ------

                                                                    Deficit
                                                                  Accumulated
                                               Additional           during the
                                                Paid-In            Development
                                                Capital              Stage              Total
                                              -----------         -------------      -------------

October 19, 1995 (inception)                  $         -         $           -      $           -
Issuance of founders' shares                        1,485                                    1,650
                                              -----------         -------------      -------------

Balance, December 31, 1995                          1,485                     -              1,650
Issuance of founders' shares                        5,265                                    5,850
Sale of private placement shares                    7,350                                    7,500
Sale of convertible preferred stock                10,999                                   11,000
Sale of 800,000 shares, net of
     underwriting discounts and offering
     costs                                      7,107,405                                8,715,405
Accretion to redemption value of stock                                 (42,118)                  -
Net income                                                              42,651              42,651
                                              -----------         -------------      -------------

Balance, December 31, 1996                      7,132,504                  533           8,784,056
Issuance of options                               100,000                                  100,000
Accretion to redemption value of common
     stock                                                              (90,122)
Net income                                                                4,266              4,266
                                              -----------         -------------      -------------

Balance, December 31, 1997                      7,232,504               (85,323)         8,888,322
Accretion to redemption value of common stock                           (85,484)
Net income                                                              140,517            140,517
                                              -----------         -------------      -------------

              The accompanying notes are an integral part of these
                             financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Period from October 19, 1995 (Inception) to December 31, 2001
--------------------------------------------------------------------------------

                                                                                                   Common Stock Subject to
                                              Preferred Stock              Common Stock              Possible Redemption
                                            Shares       Amount        Shares         Amount         Shares         Amount
                                            ------       ------        ------         ------         ------         ------
Balance, December 31, 1998                    110        $    1       730,000     $   8,900          160,000      $1,817,724
Elimination of redemptive common stock                                160,000                       (160,000)     (1,600,000)
     provision
Reversal of accretion to redemptive
     value of common stock                                                                                 -        (217,724)
Dividend
Liquidating dividend
Net income
                                            ------       ------        ------         ------         ------        ------

Balance, December 31, 1999                    110             1       890,000        8,900                 -              -
Sale of private placement shares                                      212,157        2,122
Net loss
                                            ------       ------        ------         ------         ------        ------

Balance, December 31, 2000                    110             1     1,102,157       11,022                 -              -
Net loss
                                            ------       ------        ------         ------         ------        ------


Balance, December 31, 2001                    110       $     1     1,102,157     $ 11,022                 -      $       -
                                            ======       ======        ======         =======        ======       ======

                                                                    Deficit
                                                                  Accumulated
                                               Additional           during the
                                                Paid-In            Development
                                                Capital              Stage              Total
                                              -----------         -------------      -------------
Balance, December 31, 1998                 $       7,232,504   $         (30,290)  $       9,028,839
Elimination of redemptive common stock
     provision                                     1,600,000                                       -
Reversal of accretion to redemptive
     value of common stock                                               217,724                   -
Dividend                                                                (275,641)           (275,641)
Liquidating dividend                              (6,924,359)                             (6,924,359)
Net income                                                                95,760              95,760
                                                  -----------       -------------       -------------

Balance, December 31, 1999                         1,908,145               7,553           1,924,599
Sale of private placement shares                     294,898                                 297,020
Net loss                                                                ( 27,703)            (27,703)
                                                  -----------       -------------       -------------

Balance, December 31, 2000                         2,203,043             (20,150)          2,193,916
Net loss                                                                 (80,070)            (80,070)
                                                  -----------       -------------       -------------

Balance, December 31, 2001                 $       2,203,043    $       (100,220)  $        2,113,846
                                                  ==========       =============        =============

              The accompanying notes are an integral part of these
                             financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                              For the Years Ended December 31, 2001 and 2000 and for the Period from October 19, 1995 (Inception) to December 31, 2001

--------------------------------------------------------------------------------


                                                                                                      For the
                                                                                                    Period from
                                                                                                    October 19,
                                                                                                       1995
                                                                      For the Year Ended           (Inception) to
                                                                            December 31,            December 31,
                                                                --------------------------------
                                                                      2001              2000             2001
                                                                ----------------  ---------------  ----------------

Cash flows from operating activities
   Net income (loss)                                            $        (80,070) $       (27,703) $        175,421
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
       Note discount amortization                                              -                -            37,500
       Stock-based compensation expense                                        -                -           100,000
       (Increase) decrease in
         Income taxes receivable                                             538          (27,232)          (26,694)
         Deferred taxes assets                                                 -             (221)             (221)
         Other assets                                                     13,848          (12,568)          (15,780)
       Increase (decrease) in
         Accrued expenses                                                     48          (80,415)           40,896
                                                                ----------------  ---------------  ----------------

Net cash provided by (used in) operating activities                      (65,636)        (148,139)          311,122
                                                                ----------------  ---------------  ----------------

Cash flows from investing activities
   Purchase of United States Treasury bills                                    -                -        (1,506,615)
   Sales or maturities of investments                                      1,559          (85,588)          (84,029)
                                                                ----------------  ---------------  ----------------

Net cash provided by (used in) investing activities                        1,559          (85,588)       (1,590,644)
                                                                ----------------  ---------------  ----------------

Cash flows from financing activities
   Dividend                                                                    -                -        (7,200,000)
   Issuance of units and redeemable Class B
     purchase warrants, net of offering costs                                  -                -         8,677,905
   Issuance of unsecured promissory notes                                      -                -           100,000
   Repayment of unsecured promissory notes                                     -                -          (100,000)
   Proceeds from related party note                                            -                -            35,000
   Repayment of related party note                                             -                -           (35,000)
   Issuance of founders' shares                                                -                -             7,500
   Issuance of private placement shares                                        -          297,020           304,520
   Issuance of convertible preferred stock                                                                   11,000
                                                                ----------------  ---------------  ----------------

Net cash provided by financing activities                                      -          297,020         1,800,925
                                                                ----------------  ---------------  ----------------



              The accompanying notes are an integral part of these
                             financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                              For the Years Ended December 31, 2001 and 2000 and for the Period from October 19, 1995 (Inception) to December 31, 2001

--------------------------------------------------------------------------------


                                                                                                      For the
                                                                                                    Period from
                                                                                                    October 19,
                                                                                                       1995
                                                                      For the Year Ended           (Inception) to
                                                                            December 31,           December 31,
                                                                --------------------------------
                                                                      2001              2000             2001
                                                                ----------------  ---------------  ----------------

Net increase (decrease) in cash                                 $        (64,077) $        63,293  $        521,403

Cash, beginning of period                                                585,480          522,187                 -
                                                                ----------------  ---------------  ----------------

Cash, end of period                                             $        521,403  $       585,480  $        521,403
                                                                ================  ===============  ================


Supplemental disclosures of cash flow information

   Income taxes paid                                            $              -  $             -  $         61,000
                                                                ================  ===============  ================




              The accompanying notes are an integral part of these
                             financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         Orion Acquisition Corp II (the "Company") was incorporated in Delaware on October 19, 1995 for the purpose of raising capital to fund the acquisition of an unspecified operating business. All activity to date relates to the Company's formation, fundraising and maintaining its assets. To date, the Company, as a development stage company, has not effected a Business Combination (as defined below).

         The Company's management has broad discretion with respect to the specified application of the assets of the Company, although substantially all of the assets are currently intended to be generally applied toward consummating a business combination with an operating business ("Business Combination").


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

         Comprehensive Income
         The Company presents comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         Fair Value of Financial Instruments
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

         Accounting for Stock-Based Compensation
         The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company must disclose certain pro forma information related to employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied.

         Income Taxes
         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

         The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because they are not exercisable until after a Business Combination:

                                              For the Year Ended
                                                   December 31,
                                       -----------------------------------
                                             2001               2000
                                       ---------------    ----------------

             Class A Warrants                    -             880,000
             Class B Warrants              358,000             390,100
             Series A convertible
                preferred stock            110,000             110,000
             Stock option                   10,000              10,000
             Option to purchase
                Class A Warrants           100,000             100,000

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

         Recently Issued Accounting Pronouncements
         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This statement is not applicable to the Company.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. This statement is not applicable to the Company.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement is not applicable to the Company.


NOTE 3 - CASH

         The Company maintains cash deposits at one financial institution. Deposits at the financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2001, the uninsured portions amounted to $364,462. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

         The Company also maintains cash deposits at one investment brokerage. Deposits at the investment brokerage are insured by the Securities Investment Protection Corporation ("SIPC") up to $100,000 with an additional non-SIPC insurance coverage up to $900,000. As of December 31, 2001, the uninsured portions amounted to $649,146. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.


NOTE 4 - INVESTMENTS - HELD TO MATURITY

         On December 31, 2000, a substantial portion of the assets of the Company were invested in United States Treasury bills having various original maturities of less than six months. During the year ended December 31, 2001, the securities matured and were held as cash in a money market account.


NOTE 5 - CONTINGENCIES

         Litigation
         On July 1, 1999, a Class B Warrant-holder of the Company brought suit against the Company, its former directors, and certain other third parties. On January 31, 2000, the plaintiff filed a notice dismissing the action without prejudice. On January 28, 2000, the court ordered the notice of dismissal. The Company and the plaintiff agreed that the Company will make an exchange offer to all holders of the Class B Warrants. The exchange offer must be made after the Company completes its first Business Combination with a target company that results in the acquisition of one or more companies with operating businesses and results in the Company having assets in excess of $5,000,000.

         Upon payment of an exercise price of $0.125 per Class B Warrant, each Class B Warrant will be exchanged for one share of common stock and one Right. The Right will provide for the issuance of additional shares of common stock based on a formula in the event that (a) the Company makes an acquisition or consummates a merger and (b) the post-transaction company does not meet the specified targets of a $7,000,000 net worth immediately after the transaction and a minimum common stock price of $5.75 for 10 days during the two-year period following the transaction, subject to certain adjustment, terms, and conditions.

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

         In the complaint, the Company alleges a series of causes of action, including a claim against the Company's former directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty. On March 28, 2002, a settlement agreement was signed between the Company and the Mentmore defendants, subject to execution and court approval. The settlement calls for certain of the defendants to surrender 71,250 shares of the Company's common stock that were owned by those defendants. In addition, certain of the defendants will surrender a warrant to purchase 100,000 shares of the Company's common stock, which the Company will cancel.


NOTE 6 - STOCKHOLDERS' EQUITY

         Private Placements
         In January 1996, the Company completed a private offering to a limited group of investors which consisted, in the aggregate, of $100,000 in unsecured promissory notes bearing interest at 8% per annum. In addition, as part of this private placement, the Company also issued to the private placement investors 15,000 shares of common stock for $7,500. The notes were repaid as a result of the consummation of the Company's offering, together with accrued interest totaling $3,533. The notes were discounted $37,500 for financial statement reporting purposes as a result of the fair value attributed to the common stock issued to the private placement stockholders. The effective interest rate on the notes was 45%.

         During June 2000, the Company issued 212,157 shares of common stock in exchange for proceeds of $297,020. Of the shares issued, 149,300 valued at $209,020 were issued to related parties.

         Public Offering
         On July 9, 1996, the Company sold 800,000 units ("Units") in the offering and 320,000 Class B redeemable common stock purchase warrants ("Class B Warrants"). Subsequently, on August 5, 1996, the underwriters exercised their over-allotment option to purchase 38,100 Class B Warrants. Each Unit consists of one share of the Company's common stock and one Class A redeemable common stock purchase warrant ("Class A Warrants").

         Each Class A Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $9, commencing on the date of a Business Combination and expiring on the fifth anniversary of the issuance of the Class A Warrant, and each Class B Warrant entitles the holder to purchase one Unit at an exercise price of $0.125, commencing on the date of a Business Combination and expiring on the first anniversary from such date.

         The Class A Warrants and Class B Warrants are redeemable, each as a class, in whole and not in part, at a price of $0.05 per warrant upon 30 days' notice at any time, provided that the Company has consummated a Business Combination and that the last sale price of the common stock on all 10 trading days ending on the day immediately prior to the day on which the Company gives notice of redemption has been $11 or higher. The Class A Warrants expired on July 1, 2001.

         Convertible Preferred Stock
         The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

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

         Options
         On July 9, 1996, the Company granted an option to purchase 100,000 Units to a Delaware corporation which is affiliated with two officers of the Company. The option is exercisable for a period of three years from the date of a Business Combination at an exercise price of $12.50 per Unit. The option is fully vested; however, the option will be canceled if these officers cease to serve as directors or executive officers of the Company prior to the Business Combination. The shares may be issued upon exercise of the option, and underlying warrants may not be sold or otherwise transferred for 120 days subsequent to the first Business Combination. The option was canceled as part of a settlement agreement dated March 28, 2002.

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

         Dividend
         On July 26, 1999, the Company returned an aggregate of $7,200,000, or $9 per share, to the owners of shares sold in the offering. On November 3, 1999, with stockholder approval, the funds remaining in the escrow accounts were distributed to the Company to be used for general corporate purposes. Of the $7,200,000 returned to stockholders, $275,641 represents accumulated earnings and $6,924,359 represents additional paid-in capital.

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


NOTE 7 - INCOME TAXES

         The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the years ended December 31, 2001 and 2000:

                                                  2001               2000
                                            ---------------    ----------------
                Current
                    Federal                 $           538    $        (27,232)
                    State                               800                 800
                                            ---------------    ----------------

                                                      1,338             (26,432)
                                            ---------------    ----------------

                Deferred
                    Federal                               -               4,568
                    State                                 -              (4,789)
                                            ---------------    ----------------

                                                          -                (221)
                                            ---------------    ----------------

         Provision for (benefit from)
            income taxes                    $         1,338    $        (26,653)
                                            ===============    ================

         The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2001 and 2000 as follows:

                                                    2001               2000
                                                    ----               ----

                Statutory regular federal
                    income benefit rate               (34.0)%            (34.0)%
                State taxes                            (6.0)              (6.0)
                Prior year adjustments                 11.1                 -
                Change in valuation allowance          33.5                 -
                Other                                   1.5               (2.5)
                                                -------------     --------------

     Total                                              6.1%             (42.5)%
                                                =============     ==============

         The tax effects of temporary differences which give rise to the deferred tax provision (benefit) at December 31, 2001 consisted of the following:

                Deferred tax assets
                Net operating loss carryforward                $         23,176
                Less valuation allowance                                 22,955
                                                               ----------------

         Net deferred tax assets                               $            221
                                                               ================

         The valuation allowance increased by $22,955 and $0 during the years ended December 31, 2001 and 2000, respectively. The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability of the Company and has been offset by a valuation allowance since management does not believe the recoverability of this deferred tax asset during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit for the year December 31, 2001 ended has not been recognized in these financial statements.

         As of December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $54,000 and $132,000, respectively. The net operating loss carryforwards begin expiring in 2021 and 2011, respectively.


NOTE 8 - RELATED PARTY TRANSACTIONS

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The current directors and officers of Orion are as follows:


                               Director
Name                      Age   Since              Position
----                      ---  --------            --------

Christopher A. Marlett    37     1999     Chairman of the Board, Chief
                                             Executive Officer and Director

Anthony DiGiandomenico    35     1999     Chief Financial Officer and Director

Dyana Williams Marlett    35     1999     Chief Operating Officer, Secretary,
                                             Treasurer and Director

James D. Bowyer           63     1999     Director

William C. Fioretti       50     1999     Director



Christopher A. Marlett is a co-founder and member of MDB Capital Group LLC, an investment banking firm formed in December 1996. MDB is an NASD member broker-dealer which specializes in working with growth oriented companies. Prior to forming MDB, Mr. Marlett was employed as a Managing Director by Laidlaw Equities from May of 1995 to December of 1996 where he was in charge of Laidlaw's West Coast investment banking activities. From March of 1991 to May of 1995 Mr. Marlett was affiliated with Drake Capital Securities where he formed a division called Marlett/Mazzarella and directed all investment banking activities of the division. Mr. Marlett holds a degree in Business Administration from the University of Southern California. Mr. Marlett is the Chairman of Lipid Sciences Inc. (LIPD/Nasdaq)a company engaged in medical research.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers, directors and persons who beneficially own more than ten percent of a registered class of the equity securities of Orion ("ten percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and ten percent stockholders are charged by SEC regulation to furnish Orion with copies of all Section 16(a) forms they file. Based solely upon its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Orion believes that, during the fiscal year ended December 31, 2001, all filing requirements applicable to its executive officers, directors and ten percent stockholders were fulfilled except that Christopher Marlett and Dyana Williams Marlett did not file a Form 4 on a timely basis to report an exempt transfer under Section 16a-13.

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



                                Amount and Nature of Beneficial     Percent
Name of Beneficial Owner (1)            Ownership                  of Class (2)

Christopher A. Marlett                   246,000                     22.3%
Anthony DiGiandomenico                    81,025(3)                   7.3%
Dyana Williams Marlett                    38,000(4)                   3.4%
James D. Bowyer                           26,700(5)                   2.4%
William C. Fioretti                      105,000                      9.5%
All directors and executive
    officers as a group                  496,725(6)                  45.1%
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

(5) See Notes 3 and 4 above.

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

On May 5, 1999 and July 20, 1999, MDB Capital Group LLC lent to Orion an aggregate of $35,000. This loan was represented by unsecured promissory notes due on demand, bearing no interest. The proceeds of these loans were used for working capital. The principal on these loans was repaid on December 8, 1999. Each of Christopher A. Marlett, Anthony DiGiandomenico, James D. Bowyer and Dyana Williams Marlett are officers and/or directors of the Company and principals MDB Capital Group LLC.

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

(2)      Registrant's Annual Report on Form 10-KSB for the year ended December
         31, 1999

(3)      Registrant's Report on Form 8-K/A filed on December 8, 2000


(b) Reports on Form 8-K

(1) Registrant's Report on Form 8-K filed on December 4, 2000

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2002.

                           ORION ACQUISITION CORP. II





/s/ Christopher A. Marlett
------------------------------
Christopher A. Marlett
Chairman of the Board and
Chief Executive Officer



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





                    Name                       Title                      Date

/s/ Christopher A. Marlett   Chairman of the Board               March 29, 2002
--------------------------   and Chief Executive Officer
Christopher A. Marlett       (Principal Executive Officer)

/s/ Anthony DiGiandomenico   Chief Financial Officer             March 29, 2002
--------------------------   and Director
Anthony DiGiandomenico       (Chief Accounting Officer and
                             Principal Accounting Officer)

/s/ Dyana Williams Marlett   Chief Operating Officer,            March 29, 2002
--------------------------   Secretary, Treasurer and
Dyana Williams Marlett       Director

                             Director                            March __, 2002
--------------------------
James D. Bowyer

                             Director                            March __, 2002
--------------------------
William C. Fioretti