Form 10QSB
period 2002-03-31
ORION ACQUISITION CORP II
filed 2002-05-15
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         for the - quarterly period ended: March 31, 2001

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 1, 2002, 1,102,157 shares of Common Stock were issued and outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                      March 31, 2002 (unaudited)

--------------------------------------------------------------------------------


                                                                         Page
FINANCIAL STATEMENTS

     Balance Sheet                                                         1

     Statements of Operations                                              2

     Statements of Cash Flows                                            3 - 4

     Notes to Financial Statements                                       5 - 8

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                      March 31, 2002 (unaudited)

--------------------------------------------------------------------------------


                                     ASSETS

Assets
     Cash                                                      $      2,043,591
     Income taxes receivable                                             26,694
     Deferred tax assets                                                    221
     Other assets                                                        15,780
                                                               -----------------

                  Total assets                                 $      2,086,286
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accrued expenses                                          $         25,332
                                                               ----------------

         Total current liabilities                                       25,332
                                                               ----------------

Contingencies

Stockholders' equity
     Preferred stock, $0.01 par value
         1,000,000 shares authorized
         110 shares (unaudited) issued and outstanding                        1
     Common stock, $0.01 par value
         10,000,000 shares authorized
         1,102,157 shares (unaudited) issued and outstanding             11,022
     Additional paid-in capital                                       2,203,043
     Deficit accumulated during the development stage                  (153,112)
                                                               ----------------

              Total stockholders' equity                              2,060,954
                                                               ----------------

                  Total liabilities and stockholders' equity   $      2,086,286
                                                               ================

   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 2002 and 2001 (unaudited) and for the Period from October 19, 1995 (Inception) to March 31, 2002 (unaudited)

--------------------------------------------------------------------------------



                                                                                                      For the
                                                                                                    Period from
                                                                                                    October 19,
                                                                   For the Three Months Ended            1995
                                                                            March 31,               (Inception) to
                                                                --------------------------------       March 31,
                                                                      2002              2001             2002
                                                                ----------------  ---------------  ----------------
                                                                 (unaudited)       (unaudited)      (unaudited)

Operating expenses
   General and administrative expenses                          $         59,534  $        64,355  $      1,021,012
   Stock-based compensation expense                                            -                -           100,000
                                                                ----------------  ---------------  ----------------

     Total operating expenses                                             59,534           64,355         1,121,012
                                                                ----------------  ---------------  ----------------

Loss from operations                                                     (59,534)         (64,355)       (1,121,012)
                                                                ----------------  ---------------  ----------------

Other income (expense)
   Interest income                                                         6,642           30,319         1,567,519
   Other income                                                                -                -             2,183
   Interest expense                                                            -                -           (57,694)
                                                                ----------------  ---------------  ----------------

     Total other income (expense)                                          6,642           30,319         1,512,008
                                                                ----------------  ---------------  ----------------

Income (loss) before provision for income
   taxes                                                                 (52,892)         (34,036)          390,996

Provision for income taxes                                                     -                -           268,467
                                                                ----------------  ---------------  ----------------

Net income (loss)                                               $        (52,892) $       (34,036) $        122,529
                                                                ================  ===============  ================

Basic and diluted
   Loss per common share                                        $          (0.05) $        (0.03)
                                                                ================  ==============

   Weighted-average common shares
     outstanding                                                       1,102,157        1,102,157
                                                                ================  ===============

   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2002 and 2001 (unaudited) and for the Period from October 19, 1995 (Inception) to March 31, 2002 (unaudited)

--------------------------------------------------------------------------------


                                                                                                      For the
                                                                                                    Period from
                                                                                                    October 19,
                                                                   For the Three Months Ended            1995
                                                                            March 31,               (Inception) to
                                                                --------------------------------       March 31,
                                                                      2002              2001             2002
                                                                ----------------  ---------------  ----------------
                                                                 (unaudited)       (unaudited)      (unaudited)
Cash flows from operating activities
   Net income (loss)                                            $        (52,892) $       (34,036) $        122,529
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
       Note discount amortization                                              -                -            37,500
       Stock-based compensation expense                                        -                -           100,000
       Increase in
         Income taxes receivable                                               -                -           (26,694)
         Deferred income taxes                                                 -                -              (221)
         Other assets                                                          -                -           (15,780)
       Increase (decrease) in
         Accrued expenses                                                (15,564)         (16,916)           25,332
                                                                ----------------  ---------------  ----------------

Net cash provided by (used in) operating activities                      (68,456)         (50,952)          242,666
                                                                ----------------  ---------------   ---------------

Cash flows from investing activities
   Purchase of United States Treasury bills                                    -                -        (1,506,615)
   Sales or maturities of investments                                          -          (23,364)          (84,029)
                                                                ----------------  ---------------   ---------------

Net cash used in investing activities                                          -          (23,364)       (1,590,644)
                                                                ----------------  ---------------   ---------------

Cash flows from financing activities
   Dividend                                                                    -                -        (7,200,000)
   Issuance of units and redeemable Class B
     purchase warrants, net of offering costs                                  -                -         8,677,905
   Issuance of unsecured promissory notes                                      -                -           100,000
   Repayment of unsecured promissory notes                                     -                -          (100,000)
   Proceeds from related party note                                            -                -            35,000
   Repayment of related party note                                             -                -           (35,000)
   Issuance of founders' shares                                                -                -             7,500
   Issuance of private placement shares                                        -                -           304,520
   Issuance of convertible preferred stock                                     -                -            11,000
                                                                ----------------  ---------------  ----------------

Net cash provided by financing activities                                      -                -         1,800,925
                                                                ----------------  ---------------  ----------------


   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2002 and 2001 (unaudited) and for the Period from October 19, 1995 (Inception) to March 31, 2002 (unaudited)

--------------------------------------------------------------------------------


                                                                                                      For the
                                                                                                    Period from
                                                                                                    October 19,
                                                                   For the Three Months Ended            1995
                                                                            March 31,               (Inception) to
                                                                --------------------------------       March 31,
                                                                      2002              2001             2002
                                                                ----------------  ---------------  ----------------
                                                                 (unaudited)       (unaudited)      (unaudited)

Net increase (decrease) in cash                                  $       (68,456) $       (74,316) $        452,947

Cash, beginning of period                                              2,112,047          585,480                 -
                                                                ----------------  ---------------  ----------------

Cash, end of period                                             $      2,043,591  $       511,164  $        452,947
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

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------


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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

         Loss per Share (Continues)
         Because the Company has incurred net losses, basic and diluted loss per share are the same. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because they are not exercisable until after a Business Combination:

                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ---------------    ----------------
                                                                                 (unaudited)        (unaudited)

                  Class A Warrants                                                            -             880,000
                  Class B Warrants                                                      358,000             390,100
                  Series A Convertible Preferred Stock                                  110,000             110,000
                  Stock option                                                           10,000              10,000
                  Option to purchase Class A Warrants                                   100,000             100,000


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


NOTE 3 - CONTINGENCIES

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

         On October 31, 2000, the Company filed with the Supreme Court of the State of New York, County of New York, a summons and complaint in an action entitled Orion Acquisition Corp. II v. Mentmore Holdings Corporation, Mentmore Holdings, Inc., Richard L. Kramer, William L. Remley, Richard C. Hoffman, Robert D. Frankel, J. Thomas Chess, and Michael Schenker. Messrs. Kramer, Remley, Hoffman, Frankel, and Chess are former directors of the Company. Messrs. Remley and Kramer were officers and/or directors of one or more of the Mentmore defendants. Mr. Hoffman is or was an officer of one or more of the Mentmore defendants.

         In the complaint, the Company alleges a series of causes of action, including a claim against the Company's former directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty. On March 28, 2002, the terms of a settlement between the Company and the Mentmore defendants was reached, subject to execution and court approval. The settlement calls for certain of the defendants to surrender 71,250 shares of the Company's common stock that are owned by those defendants, certain of the defendants to surrender a warrant to purchase 100,000 shares of the Company's common stock, which the Company will cancel, and the former directors to withdraw their claims for reimbursement by the Company of their defense costs.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results for the three-month period ending March 31, 2002, consisted of investment income earned from Treasury bills less expenses associated with general and administrative overheads and litigation expenses. Results for the three months ended March 31, 2001 consisted of investment income earned from Treasury bills held in escrow less expenses associated with general and administrative overheads.

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

On March 28, 2002, the terms of a settlement were reached between the Company and the Mentmore defendents, subject to execution and court approval. The settlement calls for certain of the defendents to surrender 71,250 shares of Orion's common stock which are owned by those defendents, certain of the defendents to surrender a warrant to purchase 100,000 shares of the Company's stock, which the Company will cancel, and the former directors to withdraw their claim for reimbursement by the Company of their defense costs.

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

                                     ORION ACQUISITION CORP. II


Dated:  May 14, 2002                 /s/ Christopher A. Marlett
                                     --------------------------------
                                         Christopher A. Marlett
                                         Chairman, President, and CEO

                                     /s/ Anthony DiGiandomenico
                                     -------------------------------
                                         Anthony DiGiandomenico
                                         Chief Financial Officer