Form 10QSB
period 2002-06-30
ORION ACQUISITION CORP II
filed 2002-08-19
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

        for the quarterly period ended: June 30, 2002

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES CHANGE ACT OF 1934

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


       Registrant's telephone number, including area code: (310) 526-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                        ---    ---

As of June 30, 2002, 1,030,907 shares of Common Stock were issued and outstanding.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                       June 30, 2002 (unaudited)

--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                                                        Page
FINANCIAL STATEMENTS

     Balance Sheet                                                      2

     Statements of Operations                                         3 - 4

     Statements of Cash Flows                                         5 - 6

     Notes to Financial Statements                                    7 - 10

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                       June 30, 2002 (unaudited)

--------------------------------------------------------------------------------


                                     ASSETS

Assets
     Cash                                                       $     2,026,898
     Income taxes receivable                                             26,694
     Deferred tax assets                                                    221
     Other assets                                                        15,780
                                                                ----------------

                  Total assets                                  $     2,069,593
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accrued expenses                                           $        32,333
                                                                ----------------

         Total current liabilities                                       32,333
                                                                ----------------

Contingencies

Stockholders' equity
     Preferred stock, $0.01 par value
         1,000,000 shares authorized
         110 shares (unaudited) issued and outstanding                        1
     Common stock, $0.01 par value
         10,000,000 shares authorized
         1,030,907 shares (unaudited) issued and outstanding             11,022
     Additional paid-in capital                                       2,203,043
     Deficit accumulated during the development stage                  (176,806)
                                                                ----------------

              Total stockholders' equity                              2,037,260
                                                                ----------------

                  Total liabilities and stockholders' equity    $     2,069,593
                                                                ================

   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended June 30, 2002 and 2001 (unaudited) and for the Period from October 19, 1995 (Inception) to June 30, 2002 (unaudited)

--------------------------------------------------------------------------------


                                                                                                       For the
                                                                                                     Period from
                                        For the                            For the                   October 19,
                                  Three Months Ended                   Six Months Ended                 1995
                                        June 30,                           June 30,                 (Inception) to
                             ---------------------------------  ---------------------------------      June 30,
                                   2002              2001             2002              2001             2002
                             ---------------   ---------------  ----------------  ---------------  ----------------
                              (unaudited)       (unaudited)      (unaudited)       (unaudited)      (unaudited)

Operating expenses
   General and
     administrative
     expenses                $        29,826   $        16,513  $         89,360  $        77,634  $      1,043,838
   Stock-based
     compensation
     expense                               -                 -                 -                -           100,000
                             ---------------   ---------------  ----------------  ---------------  ----------------

Total operating
   expenses                           29,826            16,513            89,360           77,634         1,143,838
                             ---------------   ---------------  ----------------  ---------------  ----------------

Loss from
   operations                        (29,826)          (16,513)          (89,360)         (77,634)       (1,143,838)
                             ---------------   ---------------  ----------------  ---------------  ----------------

Other income
   (expense)
     Interest income                   6,132            19,994            12,774           50,313         1,573,651
     Other income                          -                 -                 -                -             2,183
     Interest expense                      -                 -                 -                -           (57,694)
                             ---------------   ---------------  ----------------  ---------------  ----------------

Total other income
   (expense)                           6,132            19,994            12,774           50,313         1,518,140
                             ---------------   ---------------  ----------------  ---------------  ----------------

Income (loss) before
   provision for
   income taxes                      (23,694)            3,481           (76,586)         (27,321)          374,302

Provision for income
   taxes                                   -                 -                 -                -           268,467
                             ---------------   ---------------  ----------------  ---------------  ----------------

Net income (loss)            $       (23,694)  $         3,481  $        (76,586) $       (27,321) $        105,835
                             ===============   ===============  ================  ===============  ================

   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended June 30, 2002 and 2001 (unaudited) and for the Period from October 19, 1995 (Inception) to June 30, 2002 (unaudited)

--------------------------------------------------------------------------------


                                                                                                       For the
                                                                                                     Period from
                                        For the                            For the                   October 19,
                                  Three Months Ended                   Six Months Ended                 1995
                                        June 30,                           June 30,                 (Inception) to
                             ---------------------------------  ---------------------------------      June 30,
                                   2002              2001             2002              2001             2002
                             ---------------   ---------------  ----------------  ---------------  ----------------
                              (unaudited)       (unaudited)      (unaudited)       (unaudited)      (unaudited)
Basic and diluted
   Loss per common
     share                   $         (0.02)  $          0.00  $          (0.07) $         (0.02)
                             ===============   ===============  ================  ===============

   Weighted-average
     common shares
     outstanding                   1,065,358         1,102,157         1,083,656        1,102,157
                             ===============   ===============  ================  ===============


   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001 (unaudited) and for the Period from October 19, 1995 (Inception) to June 30, 2002 (unaudited)

--------------------------------------------------------------------------------



                                                                                                       For the
                                                                                                     Period from
                                                                                                     October 19,
                                                                    For the Six Months Ended            1995
                                                                            June 30,                (Inception) to
                                                                --------------------------------       June 30,
                                                                      2002              2001             2002
                                                                ----------------  ---------------  ----------------
                                                                 (unaudited)       (unaudited)      (unaudited)

Cash flows from operating activities
   Net income (loss)                                            $        (76,586) $       (27,321) $        105,835
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
       Note discount amortization                                              -                -            37,500
       Stock-based compensation expense                                        -                -           100,000
       Increase in
         Income taxes receivable                                               -                -           (26,694)
         Deferred income taxes                                                 -                -              (221)
         Other assets                                                          -                -           (15,780)
       Increase (decrease) in
         Accrued expenses                                                 (8,563)         (16,916)           25,333
                                                                ----------------  ---------------  ----------------

Net cash provided by (used in) operating activities                      (85,149)         (44,237)          225,973
                                                                ----------------  ---------------  ----------------

Cash flows from investing activities
   Purchase of United States Treasury bills                                    -                -        (1,506,615)
   Sales or maturities of investments                                          -          (38,536)          (84,029)
                                                                ----------------  ---------------  ----------------

Net cash used in investing activities                                          -          (38,536)       (1,590,644)
                                                                ----------------  ---------------  ----------------

Cash flows from financing activities
   Dividend                                                                    -                -        (7,200,000)
   Issuance of units and redeemable Class B
     purchase warrants, net of offering costs                                  -                -         8,677,905
   Issuance of unsecured promissory notes                                      -                -           100,000
   Repayment of unsecured promissory notes                                     -                -          (100,000)
   Proceeds from related party note                                            -                -            35,000
   Repayment of related party note                                             -                -           (35,000)
   Issuance of founders' shares                                                -                -             7,500
   Issuance of private placement shares                                        -                -           304,520
   Issuance of convertible preferred stock                                     -                -            11,000
                                                                ----------------  ---------------  ----------------

Net cash provided by financing activities                                      -                -         1,800,925
                                                                ----------------  ---------------  ----------------


   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001 (unaudited) and for the Period from October 19, 1995 (Inception) to June 30, 2002 (unaudited)

--------------------------------------------------------------------------------



                                                                                                       For the
                                                                                                     Period from
                                                                                                     October 19,
                                                                    For the Six Months Ended            1995
                                                                            June 30,                (Inception) to
                                                                --------------------------------       June 30,
                                                                      2002              2001             2002
                                                                ----------------  ---------------  ----------------
                                                                 (unaudited)       (unaudited)      (unaudited)

Net increase (decrease) in cash                                 $        (85,149) $       (82,773) $        436,254

Cash, beginning of period                                              2,112,047          585,480                 -
                                                                ----------------  ---------------  ----------------

Cash, end of period                                             $      2,026,898  $       502,707  $        436,254
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

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       June 30, 2002 (unaudited)

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       June 30, 2002 (unaudited)

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

         Because the Company has incurred net losses, basic and diluted loss per share are the same. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because they are not exercisable until after a Business Combination:


                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ---------------    ----------------
                                                                                 (unaudited)        (unaudited)

                  Class A Warrants                                                            -             880,000
                  Class B Warrants                                                      358,100             390,100
                  Series A Convertible Preferred Stock                                  110,000             110,000
                  Stock option                                                           10,000              10,000
                  Option to purchase Class A Warrants                                         -             100,000


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

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       June 30, 2002 (unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncement
         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.


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

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       June 30, 2002 (unaudited)

--------------------------------------------------------------------------------

NOTE 3 - CONTINGENCIES (Continued)

         Litigation (Continued)
         The former directors of the Company who were named as defendants in the suit have made demand upon the Company for reimbursement of attorneys' fees incurred in defense of the suit prior to its voluntary dismissal. The former directors contend that they are entitled to reimbursement of attorneys' fees under a provision of Delaware corporate law. The Company is considering the reimbursement request. No accrual has been made for any potential reimbursement in the accompanying financial statements.

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

         In the complaint, the Company alleged a series of causes of action, including a claim against the Company's former directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty. On March 28, 2002, a settlement agreement was reached between the Company and the Mentmore defendants, which was executed and approved by the court on May 15, 2002. Under the settlement certain of the defendants surrendered 71,250 shares of the Company's common stock that were owned by those defendants which the Company cancelled and certain of the defendants surrendered a warrant to purchase 100,000 shares of the Company's common stock which the Company cancelled, and the former directors withdrew their claims for reimbursement by the Company of their defense costs.


NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company uses the services and some of the employees of an affiliated company and has its executive offices at the offices of the affiliate. The Company does not pay any amount to or for the employees of the affiliate or any rent for these offices. The Company reimburses the affiliate for documented out-of-pocket expenses incurred on its behalf.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Results for the six-month period ending June 30, 2002, consisted of investment income earned from Treasury bills less expenses associated with general and administrative overheads and litigation expenses. Income for the six months ended 2002 was less than the comparable quarters for the prior year because of a fall in interest rates on the types of treasury securities in which the Company invests its cash balances. This is expected to continue. Results for the six months ended June 30, 2001 consisted of investment income earned from Treasury bills less expenses associated with general and administrative overheads.

         The Company continues to search for a suitable company to complete a business combination or merger. There remainds adequate cash on hand to bear the costs of due diligence or legal fees necessary to locate and evaluate potential candidates for a business combination. If a candidate is found the Company may need to raise additional funds to complete the acquisition.


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

         On October 31, 2000, Orion filed with the Supreme Court of the State of New York, County of New York, a summons and complaint in an action entitled Orion Acquisition Corp. II v. Mentmore Holdings Corporation, Mentmore Holdings, Inc., Richard L. Kramer, William L. Remley, Richard
         C. Hoffman, Robert D. Frankel, J. Thomas Chase, and Michael D. Schenker. Messrs. Karmer, Remley, Hoffman, Frankel and Chess are former directors and/or officers of Orion. Messrs. Remley and Kramer are or were officers and/or directors of one or more of the Mentmore defendants. Mr. Hoffman is or was an officer of one or more of the Mentmore defendants. In the complaint, Orion alleged a series of causes of action, including a claim against the former Orion directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty.

         On March 28, 2002, the terms of a settlement were reached between the Company and the Mentmore defendents and was signed on May 15, 2002. Under the settlement certain of the defendents surrendered 71,250 shares of Orion's common stock which were owned by those defendents which the Company cancelled, certain of the defendents surrendered a warrant to purchase 100,000 shares of the Company's stock which the Company cancelled, and the former directors withdrew their claim for reimbursement by the Company of their defense costs.

         ITEM 2: Changes in Securities

         None

         ITEM 3: Defaults Upon Senior Securities

         None

         ITEM 4: Submission of Matters to a Vote of Security Holders

         None

         ITEM 5: Other Information

         None

         ITEM 6: Exhibits and Reports on Form 8-K

         (a) Exhibits:

                99.1 Certification by Christopher A. Marlett
                99.2 Certification by Anthony DiGiandomenico

         (b) Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        August 19, 2002
                                         ORION ACQUISITION CORP. II


                                         By: /s/ Christopher A. Marlett
                                             ----------------------------
                                             Christopher A. Marlett
                                             Chairman, President, and CEO



                                         By: /s/ Anthony DiGiandomenico
                                             ----------------------------
                                             Anthony DiGiandomenico
                                             Chief Financial Officer