Form 10QSB
period 2002-09-30
ORION ACQUISITION CORP II
filed 2002-11-14
CIK 1011835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of September 30, 2002, 1,102,157 shares of Common Stock were issued and outstanding.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                  September 30, 2002 (unaudited)

--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS
                                                                            Page
FINANCIAL STATEMENTS

     Balance Sheet                                                             2

     Statements of Operations                                              3 - 4

     Statements of Cash Flows                                              5 - 6

     Notes to Financial Statements                                         7 - 9

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                  September 30, 2002 (unaudited)

--------------------------------------------------------------------------------


                                     ASSETS

Assets
     Cash                                                      $      2,022,701
     Income taxes receivable                                             26,694
     Deferred tax assets                                                    221
     Other assets                                                        15,780
                                                               ----------------

                  Total assets                                 $      2,065,396
                                                               ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accrued expenses                                          $         35,595
                                                               ----------------

         Total current liabilities                                       35,595
                                                               ----------------

Contingencies

Stockholders' equity
     Preferred stock, $0.01 par value                                         1
         1,000,000 shares authorized
         110 shares (unaudited) issued and outstanding
     Common stock, $0.01 par value                                       11,022
         10,000,000 shares authorized
         1,030,907 shares (unaudited) issued and outstanding          2,203,043
     Additional paid-in capital
     Deficit accumulated during the development stage                  (184,265)
                                                               ----------------

              Total stockholders' equity                              2,029,801
                                                               ----------------

                Total liabilities and stockholders' equity     $      2,065,396
                                                               ================



   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                      For the Three and Nine Months Ended September 30, 2002 and
                       2001 (unaudited) and for the Period from October 19, 1995 (Inception) to September 30, 2002 (unaudited)

--------------------------------------------------------------------------------


                                                                                                      For the
                                                                                                    Period from
                                       For the                              For the                 October 19,
                                  Three Months Ended                   Nine Months Ended                1995
                                      September 30,                       September 30,            (Inception) to
                             ---------------------------------  --------------------------------    September 30,
                                   2002              2001             2002              2001             2002
                             ---------------   ---------------  ----------------  ---------------  ----------------
                              (unaudited)         (unaudited)      (unaudited)      (unaudited)      (unaudited)
Operating expenses
   General and
     administrative
     expenses                $        13,187   $        50,546  $        102,867  $       128,180  $      1,057,025
   Stock-based
     compensation
     expense                                                 -                                  -           100,000
                             ---------------   ---------------  ----------------  ---------------  ----------------

Total operating
   expenses                           13,187            50,546           102,867          128,180         1,157,025
                             ---------------   ---------------  ----------------  ---------------  ----------------

Loss from
   operations                        (13,187)          (50,546)         (102,867)        (128,180)       (1,157,025)
                             ---------------   ---------------  ----------------  ---------------  ----------------

Other income
   (expense)
     Interest income                   6,048            16,010            18,822           66,323         1,579,699
     Other Income                          -                 -                 -                -             2,183
     Interest expense                                        -                                  -           (57,694)
                             ---------------   ---------------  ----------------  ---------------  ----------------

Total other income
   (expense)                           6,084            16,010            18,822           66,323         1,524,188
                             ---------------   ---------------  ----------------  ---------------  ----------------

Income (loss) before
   provision for
   income taxes                       (7,139)          (34,536)          (84,045)         (61,857)          367,163

Provision for income
   taxes                                                     -                                  -           268,467
                             ---------------   ---------------- ----------------  ---------------  ----------------

Net income (loss)            $        (7,139)  $       (34,536) $        (84,045) $       (61,857) $         98,696
                             ===============   ===============  ================  ===============  ================



   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                      For the Three and Nine Months Ended September 30, 2002 and
                       2001 (unaudited) and for the Period from October 19, 1995 (Inception) to September 30, 2002 (unaudited)

--------------------------------------------------------------------------------


                                                                                                      For the
                                                                                                    Period from
                                         For the                          For the                   October 19,
                                    Three Months Ended                 Nine Months Ended                1995
                                        September 30,                    September 30,             (Inception) to
                             ---------------------------------  --------------------------------    September 30,
                                   2002              2001             2002              2001             2002
                             ---------------   ---------------  ----------------  ---------------  ----------------
                              (unaudited)        (unaudited)       (unaudited)      (unaudited)      (unaudited)
Basic and diluted
   Loss per common
     share                   $         (0.01)  $        (0.03)  $          (0.08) $        (0.06)
                             ===============   ==============   ================  ==============

   Weighted-average
     common shares
     outstanding                   1,030,907        1,102,157          1,065,880       1,102,157
                             ===============   ==============   ================  ==============



   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
   For the Nine Months Ended September 30, 2002 and 2001 (unaudited) and for the
      Period from October 19, 1995 (Inception) to September 30, 2002 (unaudited)

--------------------------------------------------------------------------------



                                                                                                     For the
                                                                                                    Period from
                                                                                                    October 19,
                                                                   For the Nine Months Ended            1995
                                                                           September 30,           (Inception) to
                                                                --------------------------------    September 30,
                                                                      2002              2001             2002
                                                                ----------------  ---------------  ----------------
                                                                 (unaudited)        (unaudited)      (unaudited)
Cash flows from operating activities
   Net income (loss)                                            $        (84,045) $       (61,857) $         91,376
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
       Note discount amortization                                              -                -            37,500
       Stock-based compensation expense                                        -                -           100,000
       Increase in
         Income taxes receivable                                               -                -           (26,694)
         Deferred income taxes                                                 -                -              (221)
         Other assets                                                          -                -           (15,780)
       Increase (decrease) in
         Accrued expenses                                                 (5,301)         (16,916)           35,595
                                                                ----------------  ---------------  ----------------

Net cash provided by (used in) operating activities                      (89,346)         (78,773)          221,776
                                                                ----------------  ---------------  ----------------

Cash flows from investing activities
   Purchase of United States Treasury bills                                    -                -        (1,506,615)
   Sale of United States Treasury bills                                        -                -         1,590,644
   Sales or maturities of investments                                          -          (50,849)          (84,029)
                                                                ----------------  ---------------  ----------------

Net cash used in investing activities                                          -          (50,849)                -
                                                                ----------------  ---------------  ----------------

Cash flows from financing activities
   Dividend                                                                    -                -        (7,200,000)
   Issuance of units and redeemable Class B
     purchase warrants, net of offering costs                                  -                -         8,677,905
   Issuance of unsecured promissory notes                                      -                -           100,000
   Repayment of unsecured promissory notes                                     -                -          (100,000)
   Proceeds from related party note                                            -                -            35,000
   Repayment of related party note                                             -                -           (35,000)
   Issuance of founders' shares                                                -                -             7,500
   Issuance of private placement shares                                        -                -           304,520
   Issuance of convertible preferred stock                                     -                -            11,000
                                                                ----------------  ---------------  ----------------

Net cash provided by financing activities                                      -                -         1,800,925
                                                                ----------------  ---------------  ----------------

   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
   For the Nine Months Ended September 30, 2002 and 2001 (unaudited) and for the
      Period from October 19, 1995 (Inception) to September 30, 2002 (unaudited)

--------------------------------------------------------------------------------



                                                                                                     For the
                                                                                                    Period from
                                                                                                    October 19,
                                                                   For the Nine Months Ended            1995
                                                                           September 30,           (Inception) to
                                                                --------------------------------    September 30,
                                                                      2002              2001             2002
                                                                ----------------  ---------------  ----------------
                                                                 (unaudited)        (unaudited)      (unaudited)
Net increase (decrease) in cash                                  $       (89,346) $      (129,622) $        432,057

Cash, beginning of period                                              2,112,047          585,480                 -
                                                                ----------------  ---------------  ----------------

Cash, end of period                                             $      2,022,701  $       455,858  $      2,022,701
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

                           ORION ACQUISITION CORP. II
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2002 (unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

                           ORION ACQUISITION CORP. II
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2002 (unaudited)

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

Because the Company has incurred net losses, basic and diluted loss per share are the same. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because they are not exercisable until after a Business Combination:




                                                  For the Nine Months Ended
                                                          September 30,
                                             -----------------------------------
                                                   2002               2001
                                             ---------------    ----------------
                                               (unaudited)         (unaudited)

Class A Warrants                                           -             880,000
Class B Warrants                                     258,100             390,100
Series A Convertible Preferred Stock                 110,000             110,000
Stock option                                          10,000              10,000
Option to purchase Class A Warrants                        -             100,000



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

                           ORION ACQUISITION CORP. II
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2002 (unaudited)


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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results for the nine-month period ending September 30, 2002, consisted of investment income earned from Treasury bills less expenses associated with general and administrative overheads and litigation expenses. Income for the nine months ended 2002 was less than the comparable quarters for the prior year because of a fall in interest rates on the types of treasury securities in which the Company invests its cash balances. This is expected to continue. Results for the nine months ended September 30, 2002 consisted of investment income earned from Treasury bills less expenses associated with general and administrative overheads.

The Company continues to search for a suitable company to complete a business combination or merger. There remains adequate cash on hand to bear the costs of due diligence or legal fees necessary to locate and evaluate potential candidates for a business combination. If a candidate is found the Company may need to raise additional funds to complete the acquisition.

ITEM 3.  Controls and Procedures.

Based on the evaluation conducted by the Chief Executive Officer and Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, of the effectiveness of the Company's disclosure controls and procedures, the CEO and CFO concluded that, as of the evaluation date, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (3) no corrective actions were required to be taken.

                           PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

None

ITEM 2: Changes in Securities  and Use of Proceeds

None

ITEM 3: Defaults Upon Senior Securities

None

ITEM 4: Submission of Matters to a Vote of Security Holders

None

ITEM 5: Other Information

None

ITEM 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

99.1 - Certification by CEO

99.2 - Certification by CFO

(b) Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ORION ACQUISITION CORP. II





Dated:  November 14, 2002           /s/ Christopher A. Marlett
                                    -------------------------------
                                    Christopher A. Marlett
                                    Chairman and President
                                    Principal Executive Officer



                                    /s/Anthony Digiandomenico
                                    -------------------------------
                                    Anthony Digiandomenico
                                    Chief Financial Officer

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

         I, Christopher A. Marlett, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Orion Acquisition Corp II;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002            /s/ Christopher A. Marlett
                                    --------------------------------------------
                                    Name:  Christopher A. Marlett
                                    Title: President and Chief Executive Officer

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

         I, Anthony DiGiandomenico, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Orion Acquisition Corp. II.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002            /s/ Anthony DiGiandominco
                                    --------------------------------------------
                                    Name:  Anthony DiGiandominco
                                    Title: Chief Financial Officer