Form 10KSB
period 2002-12-31
ORION ACQUISITION CORP II
filed 2003-04-15
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2002

/  /     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ______________to ______________

                         Commission File Number 0-20837

                           Orion Acquisition Corp. II
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                 13-3863260
      (State of Incorporation)                   (Small Business Issuer
                                               I.R.S. Employer I.D. Number)

      401 Wilshire Boulevard - Ste. 1020                             90401
               Santa Monica, CA                                    (zip code)
   (Address of principal executive offices)

                                 (310) 526-5000
                (Issuer's Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |____|

Issuer's revenues for the fiscal year ended December 31, 2002 were $23,828.

As of March 15, 2003, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $360,573.

As of March 15, 2003, there were 1,030,907 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

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

(ii) the amount of the equity interest it will be able to acquire in the business and opportunity to obtain control;

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

Orion will use its current working capital and capital resources to consummate a business combination. In addition, because the resources of Orion are not sufficient to fund a business combination, it will have to raise additional capital. The capital may be in the form of equity or debt, and will likely be based solely on the business operation and financial condition of the target business. Therefore, it is not possible at this time to determine the amount of capital that will be needed or available for a business combination. There currently are no limitations on Orion's ability to privately obtain funds for a business combination. Nonetheless, Orion's limited resources and lack of operating history may make it difficult to obtain funds. Because of certain SEC interpretations and related rules, Orion does not believe it can publicly raise funds prior to a business combination with an operating company, unless it has in excess of $5,000,000 in assets.

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

On October 31, 2000, Orion filed with the Supreme Court of the State of New York, County of New York, a summons and complaint in an action entitled Orion Acquisition Corp. II v. Mentmore Holdings Corporation, Mentmore Holdings, Inc., Richard L. Kramer, William L. Remley, Richard C. Hoffman, Robert D. Frankel, J. Thomas Chase, and Michael D. Schenker. Messrs. Karmer, Remley, Hoffman, Frankel and Chess were former directors and/or officers of Orion. Messrs. Remley and Kramer are or were officers and/or directors of one or more of the Mentmore defendants. Mr. Hoffman is or was an officer of one or more of the Mentmore defendants. In the complaint, Orion alleged a series of causes of action, including a claim against the former Orion directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty.

On March 28, 2002, the terms of a settlement were reached between the Company and the Mentmore defendants and was signed on May 15, 2002. Under the settlement certain of the defendants surrendered 71,250 shares of Orion's common stock which were owned by those defendants which the Company will cancel, certain of the defendants surrendered a warrant to purchase 100,000 shares of the Company's stock which the Company cancelled, and the former directors withdrew their claim for reimbursement by the Company of their defense costs.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The common stock, and Class B Warrants are traded in the over-the- counter market and quoted on the OTC Bulletin Board under the symbols MTMR and MTMRZ.

The following table sets forth the range of high and low closing bid prices for the common stock and Class B Warrants for the last two fiscal years. The OTC Bulletin Board is an inter-dealer automated quotation system sponsored and operated by the NASD for equity securities not included in the Nasdaq System. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                                     Class B
                                                                     -------
                                        Common Stock                 Warrants
                                      ---------------            ---------------
                                      High        Low            High        Low
                                      ----        ---            ----        ---
   Year Ended
   December 31, 2002:
        First Quarter..........       1.11        .55             .75        .35
        Second Quarter.........       1.01        .68             .75        .30
        Third Quarter..........        .70        .52             .55        .30
        Fourth Quarter.........        .75        .55             .75        .20

   Year Ended
   December 31, 2001:
        First Quarter..........       .875       .875            .125       .125
        Second Quarter.........       1.26       1.26            1.00       1.00
        Third Quarter..........       1.40       1.01            1.01       1.00
        Fourth Quarter.........       1.30       1.30             .35        .35

Holders

As of March 15, 2003, there were 30 holders of record of the common stock and one holder of record of the Class B Warrants. Since many of the securities are held in street name, Orion believes that there is a substantial number of beneficial holders of the securities.

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

The selected financial information for the years ended December 31, 2001 and 2002, is derived from the financial statements of Orion which have been audited by Singer Lewak Greenbaum & Goldstein LLP, Orion's independent auditors. This information should be read in conjunction with the financial statements and related notes and other financial information included herein.

                                                         2002          2001
                                                         ----          ----
  Statement of Operations Data:

       General and administrative expenses.........     (135,877)     (158,112)
       Interest income.............................       23,828        77,197
       Provision for (benefit from) taxes..........           --         1,338
       Net Income (loss)...........................     (112,049)      (80,070)
       Weighted average common shares outstanding..    1,044,004     1,102,157

  Balance Sheet Data:

       Total Assets................................    2,032,931     2,154,742
       Total liabilities...........................       31,134        40,896
       (Deficit) earnings accumulated during
          development stage........................     (212,209)     (100,220)
       Stockholders' equity........................    2,001,797     2,113,846


Orion is a development stage company, and to date its efforts have been limited to organizational activities, consummating an initial public offering, seeking a business combination and maintaining its assets. Orion has not yet consummated a business combination. Accordingly, Orion will not achieve any revenues (other than investment income) until, at the earliest, the consummation of a business combination.

Orion currently has its executive office at the location of MDB Capital Group LLC whose principals are members of the board of directors of Orion. MDB Capital Group has agreed to make office space and services available to Orion, as may be required at this time and in the near future. Orion does not pay any amount for these services.

At December 31, 2002, Orion had $2,032,710 in cash. Orion will invest its assets in U.S. Treasury bills and/or cash until such time as assets are needed for a business combination or acquisition.

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

                                               ORION ACQUISITION CORP. II
                                            (A DEVELOPMENT STAGE COMPANY)
                                                                 CONTENTS
                                                        December 31, 2002

--------------------------------------------------------------------------------


                                                                         Page

INDEPENDENT AUDITOR'S REPORT                                              F-2

FINANCIAL STATEMENTS

     Balance Sheet                                                        F-3

     Statements of Operations                                             F-4

     Statements of Shareholders' Equity                                F-5 - F-6

     Statements of Cash Flows                                          F-7 - F-8

     Notes to Financial Statements                                    F-9 - F-18


























The accompanying notes are an integral part of these financial statements.

                          INDEPENDENT AUDITOR'S REPORT


                       Board of Directors and Shareholders
                           Orion Acquisition Corp. II

We have audited the accompanying balance sheet of Orion Acquisition Corp. II (a development stage company) as of December 31, 2002, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We have not audited the balance sheets and the statements of operations, shareholders' equity, and cash flows for the periods from October 19, 1995 (inception) to December 31, 1999, which constituted retained earnings aggregating to $7,553. These periods have been audited by other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Acquisition Corp. II as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 5, 2003

The accompanying notes are an integral part of these financial statements.

                                               ORION ACQUISITION CORP. II
                                            (A DEVELOPMENT STAGE COMPANY)
                                                            BALANCE SHEET
                                                        December 31, 2002

--------------------------------------------------------------------------------


                                     ASSETS

Assets
     Cash                                                       $     2,032,710
     Deferred tax assets                                                    221
                                                                ---------------

                  Total assets                                  $     2,032,931
                                                                ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                      $        31,134
                                                                ---------------

         Total current liabilities                                       31,134
                                                                ---------------

Contingencies

Shareholders' equity
     Preferred stock, $0.01 par value
         1,000,000 shares authorized
         110 shares issued and outstanding                                    1
     Common stock, $0.01 par value
         10,000,000 shares authorized
         1,102,157 shares issued, 1,030,907 shares outstanding           11,022
     Additional paid-in capital                                       2,203,756
     Deficit accumulated during the development stage                  (212,269)
     Treasury stock, at cost                                               (713)
                                                                ---------------

              Total shareholders' equity                              2,001,797
                                                                ---------------

                  Total liabilities and shareholders' equity    $     2,032,931
                                                                ===============




The accompanying notes are an integral part of these financial statements.

                                               ORION ACQUISITION CORP. II
                                            (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF OPERATIONS
                       For the Years Ended December 31, 2002 and 2001 and for the Period from October 19, 1995 (Inception) to December 31, 2002

--------------------------------------------------------------------------------


                                                                                                        For the
                                                                                                      Period from
                                                                                                      October 19,
                                                                      For the Year Ended                 1995
                                                                          December 31,               (Inception) to
                                                                ---------------------------------     December 31,
                                                                      2002              2001             2002
                                                                ----------------  ---------------  ----------------
Operating expenses
   General and administrative expenses                          $        135,877  $       158,112  $      1,097,355
   Stock-based compensation expense                                            -                -           100,000
                                                                ----------------  ---------------  ----------------

     Total operating expenses                                            135,877          158,112         1,197,355
                                                                ----------------  ---------------  ----------------

Loss from operations                                                    (135,877)        (158,112)       (1,197,355)
                                                                ----------------  ---------------  ----------------

Other income (expense)
   Other income                                                                -            2,183             2,183
   Interest income                                                        23,828           77,197         1,584,705
   Interest expense                                                            -                -           (57,694)
                                                                ----------------  ---------------  ----------------

     Total other income (expense)                                         23,828           79,380         1,529,194
                                                                ----------------  ---------------  ----------------

Income (loss) before provision for
   income taxes                                                         (112,049)         (78,732)          331,839

Provision for income taxes                                                     -            1,338           268,467
                                                                ----------------  ---------------  ----------------

Net income (loss)                                               $       (112,049) $       (80,070) $         63,372
                                                                ================  ===============  ================

Basic and diluted
   Loss per share                                               $          (0.11) $         (0.07)
                                                                ================  ===============

   Weighted-average common shares
     outstanding                                                       1,044,004        1,102,157
                                                                ================  ===============


The accompanying notes are an integral part of these financial statements.

                                              ORION ACQUISITION CORP. II
                                           (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF SHAREHOLDERS' EQUITY
   For the Period from October 19, 1995 (Inception) to December 31, 2002

--------------------------------------------------------------------------------




                                                                                                                        Deficit
                                                                               Common Stock Subject                   Accumulated
                             Preferred Stock             Common Stock         to Possible Redemption    Additional    during the
                         ------------------------  ------------------------  ------------------------     Paid-in     Development
                             Shares      Amount        Shares      Amount        Shares      Amount       Capital        Stage
                         -----------  -----------  -----------  -----------  -----------  -----------   -----------  -------------
Balance, October 19,
   1995 (inception)                -  $         -            -  $         -            -  $         -   $         -  $         -
Issuance of founders'
   shares                                               16,500          165                                   1,485
                         -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------

Balance, December 31,
   1995                            -            -       16,500          165            -            -         1,485            -
Issuance of founders'
   shares                                               58,500          585                                   5,265
Sale of private placement
   shares                                               15,000          150                                   7,350
Sale of convertible
   preferred stock               110            1                                                            10,999
Sale of 800,000 shares,
   net of underwriting
   discounts and
   offering costs                                      640,000        8,000      160,000    1,600,000     7,107,405
Accretion to redemption
   value of stock                                                                      -       42,118                    (42,118)
Net income                                                                                                                42,651
                         -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------

Balance, December 31,
   1996                          110            1      730,000        8,900      160,000    1,642,118     7,132,504          533
Issuance of options                                                                                         100,000
Accretion to redemption
   value of common
   stock                                                                               -       90,122                    (90,122)
Net income                                                                                                                 4,266
                         -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------

Balance, December 31,
   1997                          110            1      730,000        8,900      160,000    1,732,240     7,232,504      (85,323)
Accretion to redemption
   value of common
   stock                                                                                       85,484                    (85,484)
Net income                                                                                                               140,517
                         -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------


The accompanying notes are an integral part of these financial statements.

                                      F-5(1)

                                              ORION ACQUISITION CORP. II
                                           (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF SHAREHOLDERS' EQUITY
   For the Period from October 19, 1995 (Inception) to December 31, 2002
                                                                (Cont'd)
--------------------------------------------------------------------------------

                                                    Treasury Stock
                                                -------------------------
                                                  Shares          Amount          Total
                                                ----------       --------      -----------
Balance, October 19,
   1995 (inception)                                      -       $      -      $         -
Issuance of founders'
   shares                                                                            1,650
                                                ----------       --------      -----------

Balance, December 31,
   1995                                                  -              -            1,650
Issuance of founders'
   shares                                                                            5,850
Sale of private placement
   shares                                                                            7,500
Sale of convertible
   preferred stock                                                                  11,000
Sale of 800,000 shares,
   net of underwriting
   discounts and
   offering costs                                                                8,715,405
Accretion to redemption
   value of stock                                                                        -
   Net income                                                                       42,651
                                                ----------       --------      -----------

Balance, December 31,
   1996                                                  -              -        8,784,056
Issuance of options                                                                100,000
Accretion to redemption
   value of common
   stock                                                                                 -
Net income                                                                           4,266
                                                ----------       --------      -----------

Balance, December 31,
   1997                                                  -              -        8,888,322
Accretion to redemption
   value of common
   stock                                                                                 -
Net income                                                                         140,517
                                                ----------       --------      -----------


The accompanying notes are an integral part of these financial statements.

                                      F-5(2)

                                              ORION ACQUISITION CORP. II
                                           (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF SHAREHOLDERS' EQUITY
   For the Period from October 19, 1995 (Inception) to December 31, 2002

--------------------------------------------------------------------------------



                                                                                                                        Deficit
                                                                               Common Stock Subject                   Accumulated
                             Preferred Stock             Common Stock         to Possible Redemption    Additional    during the
                         ------------------------  ------------------------  ------------------------     Paid-in     Development
                             Shares      Amount        Shares      Amount        Shares      Amount       Capital        Stage
                         -----------  -----------  -----------  -----------  -----------  -----------   -----------  -------------
Balance, December 31,
   1998                          110  $         1      730,000  $     8,900      160,000  $ 1,817,724   $ 7,232,504  $   (30,290)
Elimination of redemptive
   common stock
   provision                                           160,000            -     (160,000)  (1,600,000)    1,600,000
Reversal of accretion
   to redemptive value
   of common stock                                                                     -     (217,724)                   217,724
Dividend                                                                                                                (275,641)
Liquidating dividend                                                                                     (6,924,359)
Net income                                                                                                                95,760
                         -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------

Balance, December 31,
   1999                          110            1      890,000        8,900            -            -     1,908,145        7,553
Sale of private placement
   shares                                              212,157        2,122                                 294,898
Net loss                                                                                                                 (27,203)
                         -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------
Balance, December 31,
   2000                          110            1    1,102,157       11,022            -            -     2,203,043      (20,150)
Net los                                                                                                                  (80,070)
                         -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------

Balance, December 31,
   2001                          110            1    1,102,157       11,022            -            -     2,203,043     (100,220)
Acquisition of treasury
   stock in conjunction
   with settlement
   agreement                                                                                                    713
Net loss                                                                                                                (112,049)
                         -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------


Balance, December 31,
   2002                          110  $         1    1,102,157  $    11,022            -  $         -   $ 2,203,756  $  (212,269)
                         ===========  ===========  ===========  ===========  ===========  ===========   ===========  ===========




The accompanying notes are an integral part of these financial statements.

                                      F-6(1)

                                              ORION ACQUISITION CORP. II
                                           (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF SHAREHOLDERS' EQUITY
   For the Period from October 19, 1995 (Inception) to December 31, 2002
                                                                (Cont'd)
--------------------------------------------------------------------------------

                                                    Treasury Stock
                                                -------------------------
                                                  Shares          Amount          Total
                                                ----------       --------      -----------
Balance, December 31,
   1998                                         $        -       $      -      $ 9,028,839
Elimination of redemptive
   common stock
   provision                                                                             -
Reversal of accretion
   to redemptive value
   of common stock                                                                       -
Dividend                                                                          (275,641)
Liquidating dividend                                                            (6,924,359)
Net income                                                                          95,760
                                                ----------       --------      -----------


Balance, December 31,
   1999                                                  -              -        1,924,599
Sale of private placement
   shares                                                                          297,020
Net loss                                                                           (27,703)
                                                ----------       --------      -----------

Balance, December 31,
   2000                                                  -              -        2,193,916
Net loss                                                                           (80,070)
                                                ----------       --------      -----------

Balance, December 31,
   2001                                                  -              -        2,113,846
Acquisition of treasury
   stock in conjunction
   with settlement
   agreement                                       (71,250)          (713)               -
Net loss                                                                          (112,049)
                                                ----------       --------      -----------

Balance, December 31,
   2002                                         $  (71,250)      $   (713)     $ 2,001,797
                                                ==========       ========      ===========




The accompanying notes are an integral part of these financial statements.

                                      F-6(2)

                                              ORION ACQUISITION CORP. II
                                           (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS
                      For the Years Ended December 31, 2002 and 2001 and for the Period from October 19, 1995 (Inception) to December 31, 2002

--------------------------------------------------------------------------------

                                                                                                       For the
                                                                                                     Period from
                                                                                                     October 19,
                                                                      For the Year Ended                 1995
                                                                         December 31,               (Inception) to
                                                                ---------------------------------     December 31,
                                                                      2002              2001             2002
                                                                ----------------  ---------------  ----------------
Cash flows from operating activities
   Net income (loss)                                            $       (112,049) $       (80,070) $         63,372
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
       Note discount amortization                                              -                -            37,500
       Stock-based compensation expense                                        -                -           100,000
       (Increase) decrease in
         Income taxes receivable                                          24,842              538            (1,852)
         Deferred tax assets                                                   -                -              (221)
         Prepaid assets                                                   12,568                -            (3,212)
         Other assets                                                      5,064           13,848             5,064
       Increase (decrease) in
         Accounts payable and accrued expenses                            (9,762)              48            31,134
                                                                ----------------  ---------------   ---------------

Net cash provided by (used in) operating activities                      (79,337)         (65,636)          231,785
                                                                ----------------  ---------------  ----------------

Cash flows from investing activities
   Purchase of United States Treasury bills                                    -                -        (1,506,615)
   Sales or maturities of investments                                          -        1,592,203         1,506,615
                                                                ----------------  ---------------  ----------------

Net cash provided by investing activities                                      -        1,592,203                 -
                                                                ----------------  ---------------  ----------------

Cash flows from financing activities
   Dividend                                                                    -                -        (7,200,000)
   Issuance of units and redeemable Class B
     purchase warrants, net of offering costs                                  -                -         8,677,905
   Issuance of unsecured promissory notes                                      -                -           100,000
   Repayment of unsecured promissory notes                                     -                -          (100,000)
   Proceeds from related party note                                            -                -            35,000
   Repayment of related party note                                             -                -           (35,000)
   Issuance of founders' shares                                                -                -             7,500
   Issuance of private placement shares                                        -                -           304,520
   Issuance of convertible preferred stock                                     -                -            11,000
                                                                ----------------  ---------------  ----------------

New cash provided by financing activities                                      -                -         1,800,925
                                                                ----------------  ---------------  ----------------


The accompanying notes are an integral part of these financial statements.

                                              ORION ACQUISITION CORP. II
                                           (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS
                      For the Years Ended December 31, 2002 and 2001 and for the Period from October 19, 1995 (Inception) to December 31, 2002

--------------------------------------------------------------------------------

                                                                                                       For the
                                                                                                     Period from
                                                                                                     October 19,
                                                                      For the Year Ended                 1995
                                                                         December 31,               (Inception) to
                                                                ---------------------------------     December 31,
                                                                      2002              2001             2002
                                                                ----------------  ---------------  ----------------
Net increase (decrease) in cash                                 $        (79,337) $     1,526,567  $      2,032,710

Cash, beginning of period                                              2,112,047          585,480                 -
                                                                ----------------  ---------------  ----------------

Cash, end of period                                             $      2,032,710  $     2,112,047  $      2,032,710
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

         Fair Value of Financial Instruments
         -----------------------------------
         For certain of the Company's financial instruments, including cash, deferred tax assets, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

      The accompanying notes are an integral part of these financial statements.

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

         Income Taxes
         ------------
         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Loss per Share
         --------------
         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

         The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2002 and 2001 because they are not exercisable until after a Business Combination:

                                                        2002           2001
                                                        ----           ----

             Class B Warrants.......................   358,000        358,000
             Series A convertible preferred stock...   110,000        110,000
             Stock option...........................    10,000         10,000
             Option to purchase Class A Warrants....        --        100,000

      The accompanying notes are an integral part of these financial statements.

         Estimates
         ---------
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

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


      The accompanying notes are an integral part of these financial statements.

         -----------------------------------------
         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.


NOTE 3 - CASH

         The Company maintains cash deposits at one financial institution. Deposits at the financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2002, the uninsured portions amounted to $321,655. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

         The Company also maintains cash deposits at one investment brokerage. Deposits at the investment brokerage are insured by the Securities Investment Protection Corporation ("SIPC") up to $500,000 with an additional non-SIPC insurance coverage up to $900,000. As of December 31, 2002, the uninsured portions amounted to $270,535. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.


      The accompanying notes are an integral part of these financial statements.

NOTE 4 - CONTINGENCIES

         Litigation
         ----------
         On July 1, 1999, a Class B Warrant holder of the Company brought suit against the Company, its former directors, and certain other third parties. On January 31, 2000, the plaintiff filed a notice dismissing the action without prejudice. On January 28, 2000, the court ordered the notice of dismissal. The Company and the plaintiff agreed that the Company will make an exchange offer to all holders of the Class B Warrants. The exchange offer must be made after the Company completes its first Business Combination with a target company that results in the acquisition of one or more companies with operating businesses and results in the Company having assets in excess of $5,000,000.

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

         The former directors of the Company who were named as defendants in the suit demanded the Company reimburse attorneys' fees incurred in defense of the suit prior to its voluntary dismissal. The former directors contended that they were entitled to reimbursement of attorneys' fees under a provision of Delaware corporate law. As part of the Mentmore settlement, this claim was withdrawn and no amount was paid.

         On October 31, 2000, the Company filed with the Supreme Court of the State of New York, County of New York, a summons and complaint in an action entitled Orion Acquisition Corp. II v. Mentmore Holdings Corporation, Mentmore Holdings, Inc., Richard L. Kramer, William L. Remley, Richard C. Hoffman, Robert D. Frankel, J. Thomas Chess, and Michael Schenker. Messrs. Kramer, Remley, Hoffman, Frankel, and Chess were former directors of the Company. Messrs. Remley and Kramer were officers and/or directors of one or more of the Mentmore defendants. Mr. Hoffman is or was an officer of one or more of the Mentmore defendants.

      The accompanying notes are an integral part of these financial statements.

         -----------
         In the complaint, the Company alleged a series of causes of action, including a claim against the Company's former directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty. On May 15, 2002, a settlement agreement was signed between the Company and the Mentmore defendants. The settlement required certain of the defendants to surrender 71,250 shares of the Company's common stock that were owned by those defendants. These shares will be cancelled and returned to the status of authorized and unissued capital stock. In addition, certain of the defendants surrendered a warrant to purchase 100,000 shares of the Company's common stock, which the Company has canceled.


NOTE 5 - SHAREHOLDERS' EQUITY

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

         Public Offering
         ---------------
         On July 9, 1996, the Company sold 800,000 units ("Units") in the offering and 320,000 Class B redeemable common stock purchase warrants ("Class B Warrants"). Subsequently, on August 5, 1996, the underwriters exercised their over-allotment option to purchase 38,100 Class B Warrants. Each Unit consisted of one share of the Company's common stock and one Class A redeemable common stock purchase warrant ("Class A Warrants").

         Each Class A Warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $9, commencing on the date of a Business Combination and expiring on the fifth anniversary of the issuance of the Class A Warrant, and each Class B Warrant entitles the holder to purchase one Unit at an exercise price of $0.125, commencing on the date of a Business Combination and expiring on the first anniversary from such date.

      The accompanying notes are an integral part of these financial statements.

         The Class A Warrants were and Class B Warrants are redeemable, each as a class, in whole and not in part, at a price of $0.05 per warrant upon 30 days' notice at any time, provided that the Company has consummated a Business Combination and that the last sale price of the common stock on all 10 trading days ending on the day immediately prior to the day on which the Company gives notice of redemption has been $11 or higher.

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

         Options
         -------
         On July 9, 1996, the Company granted an option to purchase 100,000 Units to a Delaware corporation which was affiliated with two officers of the Company. The option is exercisable for a period of three years from the date of a Business Combination at an exercise price of $12.50 per Unit. The option was fully vested; however, the option would have been canceled if these officers cease to serve as directors or executive officers of the Company prior to the Business Combination. The shares to have been issued upon exercise of the option, and underlying warrants could not be sold or otherwise transferred for 120 days subsequent to the first Business Combination. The option was canceled as part of a settlement agreement dated May 15, 2002.

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

      The accompanying notes are an integral part of these financial statements.

         Warrants
         --------
         In connection with the initial public offering, the Company issued warrants to the underwriters for 80,000 Units at an exercise price of $11 per Unit and 32,000 Class B Warrants at an exercise price of $6.1875 per Unit. These warrants were initially exercisable for a period of four years commencing on July 2, 1997. The underwriter's warrants contained anti-dilution provisions providing for adjustment of the number of warrants and exercise price under certain circumstances. The underwriter's warrants provided to the holders thereof certain rights of registration of the Units and Class B Warrants which may be issued upon exercise of the underwriter's warrants.

         These warrants expired July 2, 2002.

         Dividend
         --------
         On July 26, 1999, the Company returned an aggregate of $7,200,000, or $9 per share, to the owners of shares sold in the offering. On November 3, 1999, with shareholder approval, the funds remaining in the escrow accounts were distributed to the Company to be used for general corporate purposes. Of the $7,200,000 returned to shareholders, $275,641 represents accumulated earnings and $6,924,359 represents additional paid-in capital.

         Elimination of Redemptive Common Stock Provision
         ------------------------------------------------
         On October 22, 1999, a special meeting of the shareholders was held, and pursuant to a solicitation of proxies, the shareholders approved a change in the Certificate of Incorporation to eliminate the requirement that a Business Combination be approved by not less than two-thirds of the outstanding common shareholders and a proposal to terminate the escrow fund and distribute the amounts therein to the shareholders. The funds in the escrow account were distributed prior to December 31, 1999.

         The elimination of the requirement that a Business Combination be approved by not less than two-thirds of the outstanding common shareholders of the Company removed the event that would give rise to the possible redemption of the Company's common stock. As such, the Company eliminated the redemptive common stock provision for the number of potentially redemptive common shares at their initial per share price and reversed the related cumulative accretion of earnings on those potentially redemptive funds.

      The accompanying notes are an integral part of these financial statements.

NOTE 6 - INCOME TAXES

         The tax effects of temporary differences which give rise to the deferred tax provision at December 31, 2002 consisted of the following:

                  Deferred tax assets
                      Net operating loss carryforward         $         77,399
                  Less valuation allowance                              77,178
                                                              ----------------

                           Net deferred tax assets            $            221
                                                              ================

         The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 2002 and 2001:

                                                       2002           2001
                                                  ------------    -----------
                  Current
                      Federal                     $          -    $       538
                      State                                  -            800
                                                  ------------    -----------

                                                             -          1,338
                                                  ------------    -----------

                  Deferred
                      Federal                                -              -
                      State                                  -              -
                                                  ------------    -----------

                                                             -              -
                                                  ------------    -----------

                        Provision for
                         income taxes             $          -    $     1,338
                                                  ============    ===========

         The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2002 and 2001 as follows:

                                                         2002          2001
                                                       --------      --------

                  Statutory regular federal
                     income benefit rate                 (34.0)%       (34.0)%
                  State taxes                             (4.3)         (6.0)
                  Prior year adjustments                 (25.2)         11.1
                  Change in valuation allowance           59.3          33.5
                  Other                                    4.2           1.5
                                                       --------      --------

                      Total                                -   %          6.1%
                                                       ========      ========

      The accompanying notes are an integral part of these financial statements.

         The valuation allowance increased by $54,223 and $22,955 during the years ended December 31, 2002 and 2001, respectively. The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability of the Company and has been offset by a valuation allowance since management does not believe the recoverability of this deferred tax asset during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit for the year ended December 31, 2002 has not been recognized in these financial statements.

         As of December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $219,000 and $202,000, respectively. The net operating loss carryforwards begin expiring in 2021 and 2011, respectively.


NOTE 7 - RELATED PARTY TRANSACTIONS

         The Company uses the services and some of the employees of an affiliated company and has its executive offices at the offices of the affiliate. The Company does not pay any amount to or for the employees of the affiliate or any rent for these offices. The Company reimburses the affiliate for documented out-of-pocket expenses incurred on its behalf.

      The accompanying notes are an integral part of these financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL CHANGES.

         None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The current directors and officers of Orion are as follows:

                                         Director
Name                           Age         Since                 Position
----                           ---       --------                --------
Christopher A. Marlett          38         1999      Chairman of the Board,
                                                       Chief Executive Officer,
                                                       President and Director
Anthony DiGiandomenico          36         1999      Chief Financial Officer and
                                                       Director
Dyana Williams Marlett          36         1999      Chief Operating Officer,
                                                       Secretary, Treasurer and
                                                       Director
James D. Bowyer                 64         1999      Director
William C. Fioretti             51         1999      Director

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

James D. Bowyer is a co-founder and member of MDB, an investment banking firm formed in December 1996. Mr. Bowyer was employed at Laidlaw Equities from August of 1995 to December of 1996. Mr. Bowyer's career has spanned over thirty years

                                     III-1
in the securities industry focused on financing and investing in growth companies. In 1976 Mr. Bowyer formed MacDonald, Krieger & Bowyer a full service broker-dealer based in Beverly Hills, California, which was subsequently sold in 1982. Mr. Bowyer then founded his own investment firm, J.D. Bowyer & Co. which he operated from 1983 to 1995.

William C. Fioretti is the founder of Agritech Labs, and has served as its president and a director since 1992. Agritech Labs is a research and development company which concentrates on veterinary bio-pharmaceuticals. Mr. Fioretti also founded of Mannatech Incorporated, a publicly traded direct marketing company specializing in consumer health products. Mr. Fioretti served Mannatech as the Chief Executive Officer from 1993 through 1996, as Chief Scientific Officer from 1996 through 1997 and a director from inception until his retirement from Mannatech in November of 1997. Mr. Fioretti completed his undergraduate education at Appalachian State University from 1970-1974 receiving a Bachelor of Science Biology, completed his graduate training in biochemistry at the Medical University of South Carolina from 1974-1978 and did post graduate training at the University of Florida from 1978-1980.

Members of the board of directors generally are elected annually by the stockholders and may be removed as provided in the General Corporation Law of the State of Delaware and the articles of incorporation and by-laws. Officers are appointed by the board of directors and serve at their pleasure. The board of directors does not have any committees at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers, directors and persons who beneficially own more than ten percent of a registered class of the equity securities of Orion ("ten percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and ten percent stockholders are charged by SEC regulation to furnish Orion with copies of all Section 16(a) forms they file. Based solely upon its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Orion believes that, during the fiscal year ended December 31, 2002, all filing requirements applicable to its executive officers, directors and ten percent stockholders were fulfilled.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Orion does not currently compensate any of the officers or other employees. Orion does not intend to provide any remuneration to officers or employees until after a business combination, if any, of an operating business.

                                     III-2

Compensation of Directors

Directors of Orion receive no cash compensation for serving on the board of directors, but they receive reimbursement of reasonable expenses incurred in attending meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2003 based on information obtained from the persons named below. It states the beneficial ownership of shares of the common stock by (i) each person known to be the owner of more than 5% of the outstanding shares of common stock, (ii) each director and (iii) all executive officers and directors as a group.

                                              Amount and Nature        Percent
Name of Beneficial Owner(1)                of Beneficial Ownership   of Class(2)
---------------------------                -----------------------   ----------

Christopher A. Marlett                                  246,000          22.9%
Anthony DiGiandomenico                                   81,025(3)        7.6%
Dyana Williams Marlett                                   38,000(4)        3.7%
James D. Bowyer                                          26,700           2.6%
William C. Fioretti                                     105,000          10.2%
All directors and executive
  oficers as a group (five persons)                     496,725(5)       48.2%

     (1)  Each person's address is care of the Company at 401 Wilshire Boulevard
          - Suite 1020, Santa Monica, California 90401.
     (2) Percentage includes all outstanding shares of Common Stock plus any shares of common stock that the person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.
     (3)  Includes 3,000 shares held in an individual retirement account.
     (4)  Includes 3,000 shares held in custodian accounts.
     (5)  See Notes 3 and 4 above.

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

                                     III-3

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K


        (a)      Exhibits

    3.1 Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)(1)

    3.2 Amendment dated October 22, 1999 to Amended and Restated Certificate of Incorporation (Exhibit 3.2)(2)

    3.3      By-laws of the Registrant (Exhibit 3.2)(1)

    4.1 Warrant Agency Agreement between American Stock Transfer & Company and the Registrant (Exhibit 4.2)(1)

    4.2      Form of Common Stock Certificate of Registrant (Exhibit 4.1)(1)

    4.3      Form of Class B Unit Purchase Agreement of the Registrant
             (Exhibit 4.4)(1)

    4.4 Form of Class A Common Stock Purchase Warrant Certificate of the Registrant (Exhibit 4.3)(1)

    10.1 License Agreement, dated August 25,1995, between Bright Capital, Ltd. and the Company (Exhibit 10.3)(1)

    10.2     Management Unit Purchase Option Plan (Exhibit 10.4)(1)

    16.1     Letter from BDO Seidman, LLP dated December 7, 2000
             (Exhibit 16.1) (3)

    99.1 Form of Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as Amended.

    99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    ------------------------

     (1)  Incorporated by referenced from Registration Statement 33-03252

     (2) Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999

     (3)  Registrant's Report on Form 8-K/A filed on December 8, 2000

                                     III-4

        (b) Reports on Form 8-K

        None.

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of his evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significance deficiencies and material weaknesses.















                                     III-5

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2003.

                           ORION ACQUISITION CORP. II


                      By:  /s/ Christopher A. Marlett
                           ----------------------------------
                           Christopher A. Marlett
                           Chairman of the Board and
                           Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                          Title                    Date
----                                          -----                    ----

/s/ Christopher A. Marlett     Chairman of the Board, President   April 14, 2003
--------------------------     and Chief Executive Officer
Christopher A. Marlett         (Principal Executive Officer)



/s/ Anthony DiGiandomenico     Chief Financial Officer and        April 14, 2003
--------------------------     Director (Chief Accounting
Anthony DiGiandomenico         Officer and Principal Account
                               Officer)


/s/ Dyana Williams Marlett     Chief Operating Officer,           April 14, 2003
--------------------------     Secretary, Treasurer and
Dyana Williams Marlett         Director


/s/ James D. Bowyer            Director                           April 14, 2003
--------------------------
James D. Bowyer


/s/ William C. Fioretti        Director                           April 14, 2003
--------------------------
William C. Fioretti

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

I, Christopher A. Marlett, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Orion Acquisition Corp
II;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003               /s/ Christopher A. Marlett
      --------------               --------------------------
                                   Name:  Christopher A. Marlett
                                   Title: President and Chief Executive Officer

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

I, Anthony DiGiandomenico, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Orion Acquisition Corp
II;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 14, 2003                      /s/ Anthony DiGiandomenico
      --------------                      ------------------------------
                                          Name:    Anthony DiGiandomenco
                                          Title:   Chief Financial Officer