Form 10QSB
period 2003-03-31
ORION ACQUISITION CORP II
filed 2003-05-20
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        for the - quarterly period ended: March 31, 2003

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

As of May 1, 2002, 1,030,907 shares of Common Stock were issued and outstanding.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                      March 31, 2003 (unaudited)

--------------------------------------------------------------------------------


                                                                        Page
FINANCIAL STATEMENTS

     Balance Sheet                                                       F-2

     Statements of Operations                                            F-3

     Statements of Cash Flows                                         F-4 - F-5

     Notes to Financial Statements                                    F-6 - F-9

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                      March 31, 2003 (unaudited)

--------------------------------------------------------------------------------

                               ASSETS

Assets
      Cash                                                      $     2,007,910
      Deferred tax assets                                                   221
                                                                ---------------

                    Total assets                                $     2,008,131
                                                                ===============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued expenses                     $        25,333
                                                                ---------------

          Total current liabilities                                      25,333
                                                                ---------------

Contingencies

Shareholders' equity
      Preferred stock, $0.01 par value
          1,000,000 shares authorized
          110 shares (unaudited) issued and outstanding                        1
      Common stock, $0.01 par value
          10,000,000 shares authorized
          1,102,157 shares (unaudited) issued,
              1,030,907 shares (unaudited) outstanding                   10,309
      Additional paid-in capital                                      2,203,756
      Deficit accumulated during the development stage                 (231,268)
                                                                ---------------

                 Total shareholders' equity                           1,982,798
                                                                ---------------

                    Total liabilities and shareholders' equity  $     2,008,131
                                                                ===============

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF OPERATIONS
For the Three  Months  Ended  March 31,  2003 and 2002  (unaudited)  and for the
          Period from October 19, 1995 (Inception) to March 31, 2003 (unaudited)
--------------------------------------------------------------------------------



                                                                                                       For the
                                                                                                     Period from
                                                                                                     October 19,
                                                             For the Three Months Ended                  1995
                                                                      March 31,                     (Inception) to
                                                                      ---------                         March 31,
                                                             2003                  2002                  2003
                                                             ----                  ----                  ----
                                                          (unaudited)          (unaudited)           (unaudited)
Operating expenses
      General and administrative expenses              $         22,435     $         59,534      $    1,119,790

      Stock-based compensation expense                                -                    -             100,000
                                                       ----------------     ----------------      --------------

         Total operating expenses                                22,435               59,534           1,219,790
                                                       ----------------     ----------------      --------------

Loss from operations                                            (22,435)             (59,534)         (1,219,790)
                                                       ----------------     ----------------      --------------

Other income (expense)

      Other income                                                    -                    -               2,183

      Interest income                                             3,436                6,642           1,588,141

      Interest expense                                                -                    -             (57,694)
                                                       ----------------     ----------------      --------------


         Total other income (expense)                             3,436                6,642           1,532,630
                                                       ----------------     ----------------      --------------

Income (loss) before provision for
      income taxes                                              (18,999)             (52,892)            312,840


Provision for income taxes                                            -                    -             268,467
                                                       ----------------     ----------------      --------------

Net income (loss)                                      $        (18,999)    $        (52,892)     $       44,373
                                                       ================     ================      ==============

Basic and diluted

      Loss per share                                   $          (0.02)    $          (0.05)
                                                       ================     ================

      Weighted-average common shares
         outstanding                                          1,030,907            1,102,157
                                                       ================     ================

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
For the Three  Months  Ended  March 31,  2003 and 2002  (unaudited)  and for the
          Period from October 19, 1995 (Inception) to March 31, 2003 (unaudited)
--------------------------------------------------------------------------------



                                                                                                       For the
                                                                                                     Period from
                                                                                                     October 19,
                                                             For the Three Months Ended                  1995
                                                                      March 31,                     (Inception) to
                                                                      ---------                         March 31,
                                                             2003                  2002                  2003
                                                             ----                  ----                  ----
                                                          (unaudited)          (unaudited)           (unaudited)
Cash flows from operating activities
     Net income (loss)                                 $        (18,999)    $        (52,892)     $       44,373
     Adjustments to reconcile net income
        (loss) to net cash provided by
        (used in) operating activities

           Note discount amortization                                 -                    -              37,500

           Stock-based compensation expense                           -                    -             100,000
           (Increase) decrease in

              Income taxes receivable                                 -                    -              (1,852)

              Deferred tax assets                                     -                    -                (221)

              Prepaid assets                                          -                    -              (3,212)

              Other assets                                            -                    -               5,064
           Increase (decrease) in
              Accounts payable and
                 accrued expenses                                (5,801)             (15,564)             25,333
                                                       ----------------     ----------------      --------------

Net cash provided by (used in) operating
activities                                                      (24,800)             (68,456)            206,985
                                                       ----------------     ----------------      --------------

Cash flows from investing activities

     Purchase of United States Treasury bills                         -                    -          (1,506,615)

     Sales or maturities of investments                               -                    -           1,506,615
                                                       ----------------     ----------------      --------------


Net cash provided by investing activities                             -                    -                   -
                                                       ----------------     ----------------      --------------



                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
For the Three  Months  Ended  March 31,  2003 and 2002  (unaudited)  and for the
          Period from October 19, 1995 (Inception) to March 31, 2003 (unaudited)
--------------------------------------------------------------------------------


Cash flows from financing activities

     Dividend                                          $              -     $              -      $   (7,200,000)
     Issuance of units and redeemable
        Class B purchase warrants, net

        of offering costs                                             -                    -           8,677,905
     Issuance of unsecured promissory

        notes                                                         -                    -             100,000
     Repayment of unsecured

        promissory notes                                              -                    -            (100,000)

     Proceeds from related party note                                 -                    -              35,000

     Repayment of related party note                                  -                    -             (35,000)

     Issuance of founders' shares                                     -                    -               7,500
     Issuance of private placement

        shares                                                        -                    -             304,520
     Issuance of convertible preferred

        stock                                                         -                    -              11,000
                                                       ----------------     ----------------      --------------


New cash provided by financing activities                             -                    -           1,800,925
                                                       ----------------     ----------------      --------------

Net increase (decrease) in cash                                 (24,800)             (68,456)          2,007,910


Cash, beginning of period                                     2,032,710            2,112,047                   -
                                                       ----------------     ----------------      --------------

Cash, end of period                                    $      2,007,910     $      2,043,591      $    2,007,910
                                                       ================     ================      ==============

Supplemental disclosures of cash flow
information


     Income taxes paid                                 $             -      $              -      $       61,000
                                                       ================     ================      ==============

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

     The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2003 and 2002 because they are not exercisable until after a Business
     Combination:

                                                     2003               2002
                                               ---------------    --------------
                                                (unaudited)        (unaudited)

        Class B Warrants                               358,000           358,000
        Series A Convertible Preferred Stock           110,000           110,000
        Stock option                                    10,000            10,000
        Option to purchase Class A Warrants                  -           100,000

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

     ----------
     Upon payment of an exercise price of $0.125 per Class B Warrant, each Class B Warrant will be exchanged for one share of common stock and one Right. The Right will provide for the issuance of additional shares of common stock based on a formula in the event that (a) the Company makes an acquisition or consummates a merger and (b) the post-transaction company does not meet the specified targets of a $7,000,000 net worth immediately after the transaction and a minimum common stock price of $5.75 for 10 days during the two-year period following the transaction, subject to certain adjustment, terms, and conditions.

     The former directors of the Company who were named as defendants in the suit have made demand upon the Company for reimbursement of attorneys' fees incurred in defense of the suit prior to its voluntary dismissal. The former directors contend that they are entitled to reimbursement of attorneys' fees under a provision of Delaware corporate law. The Company is considering the reimbursement request. An accrual has not been made for any potential reimbursement in the accompanying financial statements.

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

     In the complaint, the Company alleges a series of causes of action, including a claim against the Company's former directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty. On May 15, 2002, a settlement agreement was signed between the Company and the Mentmore defendants, subject to execution and court approval. The settlement calls for certain of the defendants to surrender 71,250 shares of the Company's common stock that were owned by those defendants, which the Company has canceled. In addition, certain of the defendants surrendered a warrant to purchase
     100,000 shares of the Company's common stock, which the Company has canceled, and the former directors withdrew their claims for reimbursement by the Company of their defense costs.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Results for the three-month period ending March 31, 2003, consisted of investment income earned from Treasury bills less expenses associated with general and administrative overheads and litigation expenses. Income for the three months ended March 31, 2003 was less than the comparable quarters for the prior year because of a fall in interest rates on the types of treasury securities in which the Company invests its cash balances. This is expected to continue. Results for the three months ended March 31, 2003 consisted of investment income earned from Treasury bills, less expenses associated with general and administrative overheads.

     During the quarter ended March 31, 2003, the Company cancelled 71,250 shares of common stock returned as a result of settlement of outstanding litigation. These shares had been held in treasury and have been returned to the status of authorized but unissued shares of common stock.

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

                                        ORION ACQUISITION CORP. II

Dated:  May 20, 2003                    /s/ Christopher A. Marlett
                                        ----------------------------
                                        Christopher A. Marlett
                                        Chairman, President, and CEO


                                        /s/ Anthony DiGiandomenico
                                        ----------------------------
                                        Anthony DiGiandomenico
                                        Chief Financial Officer

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


Date:  May 20, 2003                 /s/ Christopher A. Marlett
                                    -------------------------------
                                    Name:    Christopher A. Marlett
                                    Title: President and Chief Executive Officer

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


Date: May 20, 2003                      /s/ Anthony DiGiandomenico
                                        ----------------------------
                                        Anthony DiGiandomenico
                                        Chief Financial Officer