Form 10QSB
period 2003-06-30
ORION ACQUISITION CORP II
filed 2003-08-19
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended: June 30, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
         Securities Exchange Act of 1934 during the preceding 12 months
         (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 1, 2003, 1,030,907 shares of Common Stock were issued and outstanding.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                       JUNE 30, 2003 (UNAUDITED)

================================================================================

                                                                      Page
FINANCIAL STATEMENTS

      Balance Sheet                                                    F-2

      Statements of Operations                                         F-3

      Statements of Cash Flows                                      F-4 - F-5

      Notes to Financial Statements                                 F-6 - F-9

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                       JUNE 30, 2003 (UNAUDITED)
================================================================================

                                     ASSETS

ASSETS
     Cash                                                          $  2,013,293
     Deferred tax asset                                                     221
                                                                   ------------
                TOTAL ASSETS                                       $  2,013,514
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                         $     36,831
                                                                   ------------

         Total current liabilities                                       36,831
                                                                   ------------

CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $0.01 par value
         1,000,000 shares authorized
         110 shares issued and outstanding                                    1
     Common stock, $0.01 par value
         10,000,000 shares authorized
         1,030,907 shares issued and outstanding                         10,309
     Additional paid-in capital                                       2,203,756
     Deficit accumulated during the development stage                  (237,383)
                                                                   ------------

            Total shareholders' equity                                1,976,683
                                                                   ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  2,013,514
                                                                   ============

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED) AND
   FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO JUNE 30, 2003 (UNAUDITED)
================================================================================

                                                                                                  For the          For the
                                                                                                Period from      Period from
                                                                                                 October 19,      October 19,
                              For the Three Months Ended        For the Six Months Ended            1995             1995
                                      June 30,                          June 30,               (Inception) to   (Inception) to
                            -----------------------------     -----------------------------       June 30,       December 31,
                                2003             2002             2003             2002             2003             2002
                            ------------     ------------     ------------     ------------     ------------     ------------
OPERATING EXPENSES
    General and
      administrative
      expenses              $     11,498     $     30,146     $     33,933     $     89,680     $  1,131,288     $  1,097,355
    Stock-based
      compensation
      expense                         --               --               --               --          100,000          100,000
                            ------------     ------------     ------------     ------------     ------------     ------------

Total operating expenses          11,498           30,146           33,933           89,680        1,231,288        1,197,355
                            ------------     ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS             (11,498)         (30,146)         (33,933)         (89,680)      (1,231,288)      (1,197,355)
                            ------------     ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
    Other income                      --               --               --               --            2,183            2,183
    Interest income                5,383            6,132            8,820           12,774        1,593,525        1,584,705
    Interest expense                  --               --               --               --          (57,694)         (57,694)
                            ------------     ------------     ------------     ------------     ------------     ------------

Total other income
    (expense)                      5,383            6,132            8,820           12,774        1,538,014        1,529,194
                            ------------     ------------     ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE
    PROVISION FOR
    INCOME TAXES                  (6,115)         (24,014)         (25,113)         (76,906)         306,726          331,839

PROVISION FOR INCOME
    TAXES                             --               --               --               --          268,467          268,467
                            ------------     ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)           $     (6,115)    $    (24,014)    $    (25,113)    $    (76,906)    $     38,259     $     63,372
                            ============     ============     ============     ============     ============     ============

BASIC AND DILUTED
    LOSS PER SHARE          $      (0.01)    $      (0.02)    $      (0.02)    $      (0.07)
                            ============     ============     ============     ============

    WEIGHTED-AVERAGE
      COMMON SHARES
      OUTSTANDING              1,030,907        1,065,358        1,030,907        1,083,656
                            ============     ============     ============     ============

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED) AND FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO JUNE 30, 2003 (UNAUDITED)
================================================================================

                                                                                       For the          For the
                                                                                     Period from      Period from
                                                                                     October 19,      October 19,
                                                                                        1995             1995
                                                     For the Six Months Ended      (Inception) to   (Inception) to
                                                             June 30,                 June 30,        December 31,
                                                      2003             2002             2003             2002
                                                  ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                             $    (25,113)    $    (76,906)    $     38,259     $     63,372
    Adjustments to reconcile net income
      (loss) to net cash provided by (used in)
      operating activities
        Note discount amortization                          --               --           37,500           37,500
        Stock-based compensation expense                    --               --          100,000          100,000
        (Increase) decrease in
           Income taxes receivable                          --               --           (1,852)          (1,852)
           Deferred tax assets                              --               --             (221)            (221)
           Prepaid assets                                   --               --           (3,212)          (3,212)
           Other assets                                     --               --            5,064            5,064
        Increase (decrease) in
           Accounts payable and
              accrued expenses                           5,696           (8,243)          36,830           31,134
                                                  ------------     ------------     ------------     ------------

Net cash provided by (used in) operating
activities                                             (19,417)         (85,149)         212,368          231,785
                                                  ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of United States Treasury bills                --               --       (1,506,615)      (1,506,615)
    Sales or maturities of investments                      --               --        1,506,615        1,506,615
                                                  ------------     ------------     ------------     ------------

Net cash provided by investing activities                   --               --               --               --
                                                  ------------     ------------     ------------     ------------

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED) AND FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO JUNE 30, 2003 (UNAUDITED)
================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividend                                      $         --     $         --     $ (7,200,000)    $ (7,200,000)
    Issuance of units and redeemable
      Class B purchase warrants, net
      of offering costs                                     --               --        8,677,905        8,677,905
    Issuance of unsecured promissory
      notes                                                 --               --          100,000          100,000
    Repayment of unsecured
      promissory notes                                      --               --         (100,000)        (100,000)
    Proceeds from related party note                        --               --           35,000           35,000
    Repayment of related party note                         --               --          (35,000)         (35,000)
    Issuance of founders' shares                            --               --            7,500            7,500
    Issuance of private placement
      shares                                                --               --          304,520          304,520
    Issuance of convertible preferred
      stock                                                 --               --           11,000           11,000
                                                  ------------     ------------     ------------     ------------

New cash provided by financing activities                   --               --        1,800,925        1,800,925
                                                  ------------     ------------     ------------     ------------

Net increase (decrease) in cash                        (19,417)         (85,149)       2,013,293        2,032,710

CASH, BEGINNING OF PERIOD                            2,032,710        2,112,047               --               --
                                                  ------------     ------------     ------------     ------------

CASH, END OF PERIOD                               $  2,013,293     $  2,026,898     $  2,013,293     $  2,032,710
                                                  ============     ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

    INCOME TAXES PAID                             $         --     $         --     $     61,000     $     61,000
                                                  ============     ============     ============     ============

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

     The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2003 and 2002 because they are not exercisable until after a Business
     Combination:

                                                      2003          2002
                                                   (unaudited)   (unaudited)

          Class B Warrants                           358,000       358,000
          Series A Convertible Preferred Stock       110,000       110,000
          Stock option                                10,000        10,000
          Option to purchase Class A Warrants             --       100,000

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

     Recently Issued Accounting Pronouncements
     -----------------------------------------
     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. This statement is not applicable to the Company.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not applicable to the Company.

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

     ----------
     In the complaint, the Company alleges a series of causes of action, including a claim against the Company's former directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty. On May 15, 2002, a settlement agreement was signed between the Company and the Mentmore defendants, subject to execution and court approval. The settlement calls for certain of the defendants to surrender 71,250 shares of the Company's common stock that were owned by those defendants, which the Company has canceled. In addition, certain of the defendants surrendered a warrant to purchase
     100,000 shares of the Company's common stock, which the Company has canceled, and the former directors withdrew their claims for reimbursement by the Company of their defense costs.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Results for the six-month period ending June 30, 2003, consisted of investment income earned from Treasury bills less expenses associated with general and administrative overheads and litigation expenses. Income for the six months ended June 30, 2003 was less than the comparable quarters for the prior year because of a fall in interest rates on the types of treasury securities in which the Company invests its cash balances. This is expected to continue. Results for the three months ended June 30, 2003 consisted of investment income earned from Treasury bills, less expenses associated with general and administrative overheads.

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

ITEM 3. CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 5: OTHER INFORMATION

     None


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          31.1 - Section 302 Certification by CEO

          31.2 - Section 302 Certification by CFO

          32.1 - Section 906 Certification by CEO

          32.2 - Section 906 Certification by CFO

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ORION ACQUISITION CORP. II

Dated:  August 19, 2003
                                        /s/ Christopher A. Marlett
                                        ----------------------------------
                                        Christopher A. Marlett
                                        Chairman, President, and CEO


                                        /s/ Anthony DiGiandomenico
                                        ----------------------------------
                                        Anthony DiGiandomenico
                                        Chief Financial Officer