Form 10QSB
period 2003-09-30
ORION ACQUISITION CORP II
filed 2003-11-14
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       for the quarterly period ended: September 30, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     As of November 1, 2003, 1,030,907 shares of Common Stock were issued and outstanding.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                  September 30, 2003 (unaudited)

--------------------------------------------------------------------------------


                                                                         Page
FINANCIAL STATEMENTS

     Balance Sheet                                                        F-2

     Statements of Operations                                             F-3

     Statements of Cash Flows                                          F-4 - F-5

     Notes to Financial Statements                                     F-6 - F-9

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                  September 30, 2003 (unaudited)

--------------------------------------------------------------------------------
                          ASSETS

Assets
     Cash                                                        $ 2,004,003
     Deferred tax asset                                                  221
                                                                 -----------

                Total assets                                     $ 2,004,224
                                                                 ===========


            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                       $   35,048
                                                                 ----------

         Total current liabilities                                   35,048
                                                                 ----------

Contingencies

Shareholders' equity
     Preferred stock, $0.01 par value
         1,000,000 shares authorized
         110 shares issued and outstanding                                1
     Common stock, $0.01 par value
         10,000,000 shares authorized
         1,030,907 shares issued and outstanding                     10,309
     Additional paid-in capital                                   2,203,756
     Deficit accumulated during the development stage              (244,890)
                                                                 ----------

            Total shareholders' equity                            1,969,176
                                                                 ----------

                Total liabilities and shareholders' equity       $2,004,224
                                                                 ==========

The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF OPERATIONS


          For the Three Months and Nine Months Ended September 30, 2003 and 2002
                                             (unaudited) and for the Period from
                  October 19, 1995 (Inception) to September 30, 2003 (unaudited)
--------------------------------------------------------------------------------

                                                                                                   For the           For the
                                                                                                 Period from       Period from
                                                                                                 October 19,       October 19,
                                                                                                 (Inception)          1995
                                 For the Three Months Ended       For the Nine Months Ended           to           (Inception)
                                       September 30,                    September 30,             September            to
                               -------------------------------    ---------------------------        30,          December 31,
                                   2003             2002             2003           2002             2003             2002
                               --------------   --------------    -----------    ------------    -------------    --------------
Operating expenses
   General and
     administrative
     expenses                  $       12,136   $       13,187    $    46,069    $    102,867    $   1,143,424        $1,097,355
   Stock-based
     compensation
     expense                               --               --             --              --          100,000           100,000
                               --------------   --------------    -----------    ------------    -------------    --------------

Total operating expenses               12,136           13,187         46,069         102,867        1,242,424         1,197,355
                               --------------   --------------    -----------    ------------    -------------    --------------

Loss from operations                  (12,136)         (13,187)       (46,069)       (102,867)      (1,243,424)       (1,197,355)
                               --------------   --------------    -----------    ------------    -------------    --------------

Other income (expense)
   Other income                            --               --             --              --            2,183             2,183
   Interest income                      4,629            6,048         13,448          18,822        1,598,153         1,598,153
   Interest expense                        --               --             --              --          (57,694)          (57,694)
                               --------------   --------------    -----------    ------------    -------------    --------------

Total other income
   (expense)                            4,629            6,048         13,448          18,822        1,542,642         1,529,194
                               --------------   --------------    -----------    ------------    -------------    --------------

Income (loss) before
   provision for
   income taxes                        (7,507)          (7,139)       (32,621)        (84,045)         299,218           331,839

Provision for income
   taxes                                   --               --             --              --          268,467           268,467
                               --------------   --------------    -----------    ------------    -------------    --------------
Net income (loss)              $       (7,507)  $       (7,139)   $   (32,621)   $    (84,045)   $      30,751    $       63,372
                               ==============   ==============    ===========    ============    =============    ==============

Basic and diluted
   loss per shares             $        (0.01)  $        (0.01)   $     (0.03)   $      (0.08)
                               ==============   ==============    ===========    ============

Weighted-average
   common shares
   outstanding                      1,030,907        1,030,907      1,030,907       1,065,880
                               ==============   ==============    ===========    ============


 The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 2003 and 2002 (unaudited) and for the Period from October 19, 1995 (Inception) to September 30, 2003 (unaudited)
--------------------------------------------------------------------------------


                                                                                        For the             For the
                                                                                      Period from         Period from
                                                                                      October 19,         October 19,
                                                    For the Nine Months Ended            1995                1995
                                                        September 30,               (Inception) to      (Inception) to
                                                    --------------------------       September 30,       December 31,
                                                      2003             2002              2003                2002
                                                   ----------       ----------      --------------      --------------
Cash flows from operating activities
    Net income (loss)                               $ (32,621)       $ (84,045)     $       30,751      $       63,372
    Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities
        Note discount amortization                          -                -              37,500              37,500
        Stock-based compensation expense                    -                -             100,000             100,000
        (Increase) decrease in
           Income taxes receivable                          -                -              (1,852)             (1,852)
           Deferred tax assets                              -                -                (221)               (221)
           Prepaid assets                                   -                -              (3,212)             (3,212)
           Other assets                                     -                -               5,064               5,064
        Increase (decrease) in
           Accounts payable and
              accrued expenses                          3,914           (5,301)             35,048              31,134
                                                   ----------       ----------      --------------      --------------


Net cash provided by (used in) operating
activities                                            (28,707)         (89,346)            203,078             231,785
                                                   ----------       ----------      --------------      --------------


Cash flows from investing activities
    Purchase of United States Treasury bills                -                -          (1,506,615)         (1,506,615)
    Sales or maturities of investments                      -                -           1,506,615           1,506,615
                                                   ----------       ----------      --------------      --------------

Net cash provided by investing activities                   -                -                   -                   -
                                                   ----------       ----------      --------------      --------------

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 2003 and 2002 (unaudited) and for the Period from October 19, 1995 (Inception) to September 30, 2003 (unaudited)
--------------------------------------------------------------------------------



Cash flows from financing activities
    Dividends                                      $        -       $        -      $   (7,200,000)     $   (7,200,000)
    Issuance of units and redeemable
    Class B purchase warrants, net
      of offering costs                                     -                -           8,677,905           8,677,905
    Issuance of unsecured promissory
      notes                                                 -                -             100,000             100,000
    Repayment of unsecured
      promissory notes                                      -                -            (100,000)           (100,000)
    Proceeds from related party note                        -                -              35,000              35,000
    Repayment of related party note                         -                -             (35,000)            (35,000)
    Issuance of founders' shares                            -                -               7,500               7,500
    Issuance of private placement
      shares                                                -                -             304,520             304,520
    Issuance of convertible preferred
      stock                                                 -                -              11,000              11,000
                                                   ----------       ----------      --------------      --------------


New cash provided by financing activities                   -                -           9,000,925           9,000,925
                                                   ----------       ----------      --------------      --------------


Net increase (decrease) in cash                       (28,707)         (89,346)          9,204,003           9,232,710

Cash, beginning of period                           2,032,710        2,112,047                   -                   -
                                                   ----------       ----------      --------------      --------------


Cash, end of period                                $2,004,003       $2,022,701      $    9,204,003      $    9,232,710
                                                   ==========       ==========      ==============      ==============

Supplemental disclosures of cash flow
information

    Income taxes paid                              $        -       $        -      $       61,000      $       61,000
                                                   ==========       ==========      ==============      ==============

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

         --------------

         The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2003 and 2002 because they are not exercisable until after a Business Combination:

                                                         2003          2002
                                                        --------     --------
                                                       (unaudited)  (unaudited)

           Class B Warrants                              358,000      358,000
           Series A Convertible Preferred Stock          110,000      110,000
           Stock option                                   10,000       10,000
           Option to purchase Class A Warrants                 -      100,000

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

         The former directors of the Company who were named as defendants in the suit made demand upon the Company for reimbursement of attorneys' fees incurred in defense of the suit prior to its voluntary dismissal. The former directors contended that they were entitled to reimbursement of attorneys' fees under a provision of Delaware corporate law.

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

         In the complaint, the Company alleged a series of causes of action, including a claim against the Company's former directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty. On May 15, 2002, a settlement agreement was signed between the Company and the Mentmore defendants, subject to execution and court approval. The settlement called for certain of the defendants to surrender 71,250 shares of the Company's common stock that were owned by those defendants, which the Company has canceled. In addition, certain of the defendants surrendered a warrant to purchase 100,000 shares of the Company's common stock, which the Company has canceled, and the former directors withdrew their claims for reimbursement by the Company of their defense costs.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Results for the nine-month period ending September 30, 2003, consisted of investment income earned from Treasury bills less expenses associated with general and administrative overheads and litigation expenses. Income for the nine months ended September 30, 2003 was less than the comparable quarters for the prior year because of a fall in interest rates on the types of treasury securities in which the Company invests its cash balances. This is expected to continue. Results for the three months ended September 30, 2003 consisted of investment income earned from Treasury bills, less expenses associated with general and administrative overheads.

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


ITEM 3.  Controls and Procedures.

         An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           ORION ACQUISITION CORP. II

Dated:  November 14, 2003
                           /s/ Christopher A. Marlett
                           --------------------------
                           Christopher A. Marlett
                           Chairman, President, and CEO



                           /s/ Anthony DiGiandomenico
                           --------------------------
                           Anthony DiGiandomenico
                           Chief Financial Officer