Form 10KSB
period 2003-12-31
ORION ACQUISITION CORP II
filed 2004-04-02
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2003

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |____|

Issuer's revenues for the fiscal year ended December 31, 2003 were $-0-.

As of March 15, 2004, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $918,239.

As of March 15, 2004, there were 1,030,907 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

CITADEL MEDIA, INC.

Orion is evaluating the acquisition of a private company, Citadel Media, Inc., engaged in the business of operating a sports-oriented website and print media publishing network. The evaluation is dependant upon completion of due diligence, preparation of the target's financial statements to account for a number of recent acquisitions and conclusion of a satisfactory merger agreement. The acquisition will be on the basis of a common stock-for-equity security exchange, with Orion as the surviving corporation.

In connection with the evaluation of Citadel and in anticipation of entering into negotiations for the merger of Citadel with Orion, on December 9, 2003 and on March 9, 2004, Orion entered into Promissory Notes and a Security Agreement with Citadel for loans to Citadel of $500,000 and $250,000, respectively, for an aggregate of $750,000, all due June 30, 2004. The loans are secured by substantially all the assets of Citadel and its subsidiaries, bear interest at 10% and are convertible in certain circumstances into preferred stock and warrants of Citadel.

There is no assurance that Orion will be able to conclude a merger agreement with Citadel, and any merger will be subject to numerous conditions and other requirements, including approval by the Citadel stockholders of all classes and regulatory filings with the Securities and Exchange Commission.

EMPLOYEES

Orion does not have any employees other than its officers and directors.

ITEM 2. DESCRIPTION OF PROPERTY

Orion's executive office is located at 401 Wilshire Boulevard, Suite 1020, Santa Monica, California 90401, and its telephone number is (310) 526-5004.

Pursuant to an oral agreement, MDB Capital Group, LLC., a limited liability company controlled by Christopher A. Marlett, Anthony DiGiandomenico and Dyana Williams Marlett, each a stockholder, officer and director of Orion, has agreed that it will make office space and services available to Orion, as may be required at this time and in the near future. Orion does not pay any amount for the office space or services.

Orion believes that this facility is adequate to meet its needs in the foreseeable future pending the consummation of a business combination.

ITEM 3. LEGAL PROCEEDINGS

On July 1, 1999, a Class B Warrantholder of Orion brought an action ("July Action") against Orion, its former directors and certain others. On January 31, 2000, the plaintiff filed a notice dismissing the July Action without prejudice. On January 28, 2000 the court ordered the notice of dismissal. Orion and the plaintiff agreed that Orion will make an exchange offer to all holders of the Class B Warrants. The exchange offer must be made after Orion completes its first business combination of a target company that results in the acquisition of one or more companies with operating businesses and results in Orion having assets in excess of $5,000,000. The terms of the exchange offer will require each holder to pay the $.125 exercise price of the Class B Warrant and surrender the warrant for one share of common stock, one Class A Warrant and one right. The right will provide for the issuance of additional shares of common stock based on a formula in the event that Orion makes an acquisition or consummates a merger and the post transaction company does not meet the specified targets of a $7,000,000 net worth immediately after the transaction and a minimum common stock price of $5.75 for ten days during the two year period following the transaction, subject to certain adjustment, terms and conditions. Because the exchange offer is pursuant to an agreement with the plaintiff, it is subject to modification with its consent. In connection with any transaction with a target, it is likely that Orion will seek or be required pursuant to the terms of any negotiations, to modify its terms. In such event, it is likely that the terms of the exchange and the right may be modified or even eliminated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The common stock, and Class B Warrants are traded in the over-the- counter market and quoted on the OTC Bulletin Board under the symbols MTMR and MTMRZ. The Class B Warrants, by their terms, are exercisable for one year after consummation of a merger or acquisition with a target company, for one share of common stock upon payment of $0.12 per share.

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

                                                                   Class B
                                       Common Stock               Warrants
                                       ------------               --------
                                     High         Low         High         Low
                                     ----         ---         ----         ---
     Year Ended
     December 31, 2003:
          First Quarter..........    $.75        $.45         $.51         $ -0-
          Second Quarter.........     .85         .51          .66           .03
          Third Quarter..........     .85         .81          .06           .06
          Fourth Quarter.........    1.01         .81         1.02           .51

     Year Ended
     December 31, 2002:
          First Quarter..........    1.11         .55          .75           .35
          Second Quarter.........    1.01         .68          .75           .30
          Third Quarter..........     .70         .52          .55           .30
          Fourth Quarter.........     .75         .55          .75           .20

HOLDERS

As of March 15, 2004, there were 30 holders of record of the common stock and one holder of record of the Class B Warrants. Since many of the securities are held in street name, Orion believes that there is a substantial number of beneficial holders of the securities.

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

The selected financial information for the years ended December 31, 2002 and 2003, is derived from the financial statements of Orion which have been audited by Singer Lewak Greenbaum & Goldstein LLP, Orion's independent auditors. This information should be read in conjunction with the financial statements and related notes and other financial information included herein.

                                                               2003             2002
                                                               ----             ----
     STATEMENT OF OPERATIONS DATA:
          General and administrative expenses .........    $    (48,100)    $   (135,877)
          Interest income .............................          17,593           23,828
          Provision for (benefit from) taxes ..........         (30,897)              --
          Net Income (loss) ...........................             300         (112,049)
          Weighted average common shares outstanding ..       1,030,907        1,044,004

     BALANCE SHEET DATA:

          Total Assets ................................       2,024,839        2,032,931
          Total liabilities ...........................          22,652           31,134
          (Deficit) earnings accumulated during
             development stage ........................        (211,879)        (212,209)
          Stockholders' equity ........................       2,024,839        2,001,797

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

At December 31, 2003, Orion had $1,492,921 in cash. Orion will invest its assets in U.S. Treasury bills and/or cash until such time as assets are needed for a business combination or acquisition.

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

================================================================================

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

      Statements of Cash Flows                                      F-7 - F-8

      Notes to Financial Statements                                 F-9 - F-18

                          INDEPENDENT AUDITOR'S REPORT

                       BOARD OF DIRECTORS AND SHAREHOLDERS
                           ORION ACQUISITION CORP. II

We have audited the accompanying balance sheet of Orion Acquisition Corp. II (a development stage company) as of December 31, 2003, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We have not audited the balance sheets and the statements of operations, shareholders' equity, and cash flows for the periods from October 19, 1995 (inception) to December 31, 1999, which constituted retained earnings aggregating to $7,553. These periods have been audited by other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orion Acquisition Corp. II as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 20, 2004, except for Note 9,
as to which the date is March 9, 2004

   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                               DECEMBER 31, 2003

================================================================================

                                     ASSETS

ASSETS
      Cash                                                         $  1,492,921
      Convertible note receivable                                       500,000
      Other receivable                                                   31,697
      Deferred tax assets                                                   221
                                                                   ------------

                     TOTAL ASSETS                                  $  2,024,839
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                        $     22,652
                                                                   ------------

           Total current liabilities                                     22,652
                                                                   ------------

CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred stock, $0.01 par value
           1,000,000 shares authorized
           110 shares issued and outstanding                                  1
      Common stock, $0.01 par value
           10,000,000 shares authorized
           1,030,907 shares issued and outstanding                       10,309
      Additional paid-in capital                                      2,203,756
      Deficit accumulated during the development stage                 (211,879)
                                                                   ------------

                Total shareholders' equity                            2,002,187
                                                                   ------------

                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  2,024,839
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                              FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO DECEMBER 31, 2003

================================================================================


                                                                                 For the
                                                                               Period from
                                                                               October 19,
                                                  For the Year Ended               1995
                                                      December 31,            (Inception) to
                                             -----------------------------     December 31,
                                                 2003             2002             2003
                                             ------------     ------------     ------------
OPERATING EXPENSES
   General and administrative expenses       $     48,100          135,877     $  1,145,455
   Stock-based compensation expense                    --               --          100,000
                                             ------------     ------------     ------------

      Total operating expenses                     48,100          135,877        1,245,455
                                             ------------     ------------     ------------

LOSS FROM OPERATIONS                              (48,100)        (135,877)      (1,245,455)
                                             ------------     ------------     ------------

OTHER INCOME (EXPENSE)
   Other income                                        --               --            2,183
   Interest income                                 17,593           23,828        1,602,298
   Interest expense                                    --               --          (57,694)
                                             ------------     ------------     ------------

      Total other income (expense)                 17,593           23,828        1,546,787
                                             ------------     ------------     ------------

INCOME (LOSS) BEFORE PROVISION FOR
   (BENEFIT FROM) INCOME TAXES                    (30,507)        (112,049)         301,332

PROVISION FOR (BENEFIT FROM) INCOME TAXES         (30,897)              --          237,570
                                             ------------     ------------     ------------

NET INCOME (LOSS)                            $        390     $   (112,049)    $     63,762
                                             ============     ============     ============

BASIC AND DILUTED
   EARNINGS (LOSS) PER SHARE                 $       0.00     $      (0.11)
                                             ============     ============

   WEIGHTED-AVERAGE COMMON SHARES
      OUTSTANDING                               1,030,907        1,044,004
                                             ============     ============

   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO DECEMBER 31, 2003

================================================================================

                                                                                              Deficit
                                                          Common Stock Subject              Accumulated
                         Preferred Stock  Common Stock  to Possible Redemption  Additional  during the    Treasury Stock
                         --------------- -------------- ----------------------   Paid-in    Development ------------------
                         Shares  Amount  Shares  Amount     Shares    Amount      Capital      Stage     Shares    Amount
                         ------  ------  ------  ------   --------  --------    --------     --------   --------  --------
Total
-----
BALANCE, OCTOBER 19,
   1995 (INCEPTION)          --  $   --      --  $   --         --  $     --    $     --     $     --         --  $     --  $     --
ISSUANCE OF FOUNDERS'
   SHARES                                16,500     165                            1,485                                       1,650
                         ------  ------  ------  ------   --------  --------    --------     --------   --------  --------  --------
BALANCE, DECEMBER 31,
   1995                      --      --  16,500     165         --        --       1,485           --         --        --     1,650
ISSUANCE OF FOUNDERS'
   SHARES                                58,500     585                            5,265                                       5,850
SALE OF PRIVATE PLACEMENT
   SHARES                                15,000     150                            7,350                                       7,500
SALE OF CONVERTIBLE
   PREFERRED STOCK          110       1                                           10,999                                      11,000
SALE OF 800,000 SHARES,
   NET OF UNDERWRITING
   DISCOUNTS AND
   OFFERING COSTS                       640,000   8,000    160,000 1,600,000   7,107,405                                   8,715,405
ACCRETION TO REDEMPTION
   VALUE OF STOCK                                               --    42,118                  (42,118)                  -
NET INCOME                                                                                     42,651                         42,651
                         ------  ------  ------  ------   --------  --------    --------     --------   --------  --------  --------
BALANCE, DECEMBER 31,
   1996                     110       1 730,000   8,900    160,000 1,642,118   7,132,504          533         --        -- 8,784,056
ISSUANCE OF OPTIONS                                                              100,000                                     100,000
ACCRETION TO REDEMPTION
   VALUE OF COMMON
   STOCK                                                        --    90,122                  (90,122)                            --
NET INCOME                                                                                      4,266                          4,266
                         ------  ------  ------  ------   --------  --------    --------     --------   --------  --------  --------
BALANCE, DECEMBER 31,
   1997                     110       1 730,000   8,900    160,000 1,732,240   7,232,504      (85,323)        --        -- 8,888,322
ACCRETION TO REDEMPTION
   VALUE OF COMMON
   STOCK                                                              85,484                  (85,484)                            --
NET INCOME                                                                                    140,517                        140,517
                         ------  ------  ------  ------   --------  --------    --------     --------   --------  --------  --------

   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO DECEMBER 31, 2003

================================================================================

                                                                                            Deficit
                                                          Common Stock Subject             Accumulated
                         Preferred Stock  Common Stock  to Possible Redemption Additional  during the   Treasury Stock
                         --------------- -------------- ----------------------  Paid-in    Development ----------------
                         Shares Amount  Shares  Amount    Shares    Amount      Capital      Stage     Shares   Amount
                         ------ ------  ------  ------   --------  --------    --------     --------   -------  -------
Total
-----
BALANCE, DECEMBER 31,
   1998                     110 $   1  730,000  $ 8,900   160,000  $1,817,724 $7,232,504    $(30,290)  $    --  $   --   $9,028,839
ELIMINATION OF REDEMPTIVE
   COMMON STOCK
   PROVISION                           160,000       --  (160,000) (1,600,000) 1,600,000                                         --
REVERSAL OF ACCRETION
   TO REDEMPTIVE VALUE
   OF COMMON STOCK                                             --    (217,724)               217,724                             --
DIVIDEND                                                                                    (275,641)                      (275,641)
LIQUIDATING DIVIDEND                                                          (6,924,359)                                (6,924,359)
NET INCOME                                                                                    95,760                         95,760
                         ------ ------  ------  -------  --------  --------    --------     --------   -------  -------  ----------

BALANCE, DECEMBER 31,
   1999                     110     1  890,000    8,900        --        --    1,908,145       7,553        --       --   1,924,599
SALE OF PRIVATE PLACEMENT
   SHARES                              212,157    2,122                          294,898                                    297,020
NET LOSS                                                                                     (27,703)                       (27,703)
                         ------ ------  ------  -------  --------  --------    --------     --------   -------  -------  ----------
BALANCE, DECEMBER 31,
   2000                     110     1 1,102,157  11,022        --        --    2,203,043     (20,150)       --       --   2,193,916
NET LOSS                                                                                     (80,070)                       (80,070)
                         ------ ------  ------  -------  --------  --------    --------     --------   -------  -------  ----------
BALANCE, DECEMBER 31,
   2001                     110     1 1,102,157  11,022        --        --    2,203,043    (100,220)       --       --   2,113,846
ACQUISITION OF TREASURY
   STOCK IN CONJUNCTION
   WITH SETTLEMENT
   AGREEMENT                                                                         713               (71,250)    (713)         --
NET LOSS                                                                                    (112,049)                      (112,049)
                         ------ ------  ------  -------  --------  --------    --------     --------   -------  -------  ----------
BALANCE, DECEMBER 31,
   2002                     110     1 1,102,157  11,022        --        --    2,203,756    (212,269)  (71,250)    (713)  2,001,797
CANCELLATION OF TREASURY
   STOCK                                (71,250)   (713)                                                71,250      713          --
NET INCOME                                                                                       390                            390

BALANCE, DECEMBER 31,
   2003                     110 $   1 1,030,907 $10,309        --  $     --   $2,203,756   $(211,879)  $    --  $    --  $2,002,187
                         ------ ------  ------  -------  --------  --------    --------     --------   -------  -------  ----------

   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO DECEMBER 31, 2003

================================================================================

                                                                                              For the
                                                                                            Period from
                                                                                            October 19,
                                                              For the Year Ended               1995
                                                                  December 31,            (Inception) to
                                                         -----------------------------      December 31,
                                                             2003             2002             2003
                                                         ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     $        390     $   (112,049)    $     63,372
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities
        Note discount amortization                                 --               --           37,500
        Stock-based compensation expense                           --               --          100,000
        (Increase) decrease in
           Income taxes receivable                            (31,697)          24,842          (33,549)
           Deferred tax assets                                     --               --             (221)
           Prepaid assets                                          --           12,568           (3,212)
           Other assets                                            --            5,064            5,064
        Increase (decrease) in
           Accounts payable and accrued expenses               (8,482)          (9,762)          22,652
                                                         ------------     ------------     ------------

Net cash provided by (used in) operating activities           (39,789)         (79,337)         191,996
                                                         ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of United States Treasury bills                        --               --       (1,506,615)
   Funds issued for note receivable                          (500,000)              --         (500,000)
   Sales or maturities of investments                              --               --        1,506,615
                                                         ------------     ------------     ------------

Net cash provided by investing activities                    (500,000)              --         (500,000)
                                                         ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividend                                                        --               --       (7,200,000)
   Issuance of units and redeemable Class B
      purchase warrants, net of offering costs                     --               --        8,677,905
   Issuance of unsecured promissory notes                          --               --          100,000
   Repayment of unsecured promissory notes                         --               --         (100,000)
   Proceeds from related party note                                --               --           35,000
   Repayment of related party note                                 --               --          (35,000)
   Issuance of founders' shares                                    --               --            7,500
   Issuance of private placement shares                            --               --          304,520
   Issuance of convertible preferred stock                         --               --           11,000
                                                         ------------     ------------     ------------

New cash provided by financing activities                          --               --        1,800,925
                                                         ------------     ------------     ------------

   The accompanying notes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO DECEMBER 31, 2003

================================================================================

                                                                              For the
                                                                            Period from
                                                                            October 19,
                                               For the Year Ended              1995
                                                  December 31,            (Inception) to
                                         -----------------------------      December 31,
                                             2003             2002             2003
                                         ------------     ------------     ------------
Net increase (decrease) in cash          $   (539,789)    $    (79,337)    $  1,492,921

CASH, BEGINNING OF PERIOD                   2,032,710        2,112,047               --
                                         ------------     ------------     ------------

CASH, END OF PERIOD                      $  1,492,921     $  2,032,710     $  1,492,921
                                         ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

   INCOME TAXES PAID                     $        800     $         --     $     61,800
                                         ============     ============     ============

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

      The accompanying notes are an integral part of these financial statements.

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

      The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2003 and 2002 because they are not exercisable until after a Business
      Combination:

                                                       2003         2002
                                                     --------     --------
             Class B Warrants                         358,000      358,000
             Series A convertible preferred stock     110,000      110,000
             Stock option                              10,000       10,000

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

   The accompanying notes are an integral part of these financial statements.

      Recently Issued Accounting Pronouncements
      -----------------------------------------

      In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after September 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after September 30, 2003. This statement is not applicable to the Company.

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

NOTE 3 - CASH

      The Company maintains cash deposits at one financial institution. Deposits at the financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2003, the uninsured portions amounted to $103,313. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

      The Company also maintains cash deposits at one investment brokerage. Deposits at the investment brokerage are insured by the Securities Investment Protection Corporation ("SIPC") up to $500,000 with an additional non-SIPC insurance coverage up to $900,000. As of December 31, 2003, the uninsured portions amounted to $684,668. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

   The accompanying notes are an integral part of these financial statements.

NOTE 4 - CONVERTIBLE NOTE RECEIVABLE

      On December 9, 2003, in conjunction with a non-binding letter of intent for a merger, the Company entered into a convertible promissory note for gross proceeds of $500,000. If the merger does not close, the note is convertible at the Company's option into 500,000 shares of the merger company's Series D preferred stock and a warrant. The note earns interest at 10% per annum, and the principal and any unpaid interest are due on June 30, 2004. The note is secured by substantially all the assets of the merger company.

      The warrant entitles the Company to purchase 500,000 shares of the merger company's common stock at an exercise price of $0.10 per share. The warrant expires in December 2006.

NOTE 5 - CONTINGENCIES

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

      The former directors of the Company who were named as defendants in the suit made demand upon the Company for reimbursement of attorneys' fees incurred in defense of the suit prior to its voluntary dismissal. The former directors contended that they were entitled to reimbursement of attorneys' fees under a provision of Delaware corporate law. The Company considered the reimbursement request. An accrual was not made for any potential reimbursement in the accompanying financial statements.

   The accompanying notes are an integral part of these financial statements.

      ----------

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

      In the complaint, the Company alleged a series of causes of action, including a claim against the Company's former directors for breach of fiduciary duty in connection with the diversion of a corporate opportunity, and against other defendants for aiding and abetting the claimed breach of fiduciary duty and duty of loyalty. On May 15, 2002, a settlement agreement was signed between the Company and the Mentmore defendants, which was subject to execution and court approval. The settlement called for certain of the defendants to surrender 71,250 shares of the Company's common stock that were owned by those defendants, which the Company received and has canceled. In addition, certain of the defendants surrendered a warrant to purchase 100,000 shares of the Company's common stock, which the Company has canceled, and the former directors withdrew their claims for reimbursement by the Company of their defense costs.

NOTE 6 - SHAREHOLDERS' EQUITY

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

   The accompanying notes are an integral part of these financial statements.

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

   The accompanying notes are an integral part of these financial statements.

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

   The accompanying notes are an integral part of these financial statements.

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

NOTE 7 - INCOME TAXES

      The tax effects of temporary differences which give rise to the deferred tax provision at December 31, 2003 consisted of the following:

            Deferred tax assets
                 Net operating loss carryforward          $   48,462
            Less valuation allowance                          48,241
                                                          ----------

                      NET DEFERRED TAX ASSETS             $      221
                                                          ==========

      The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the years ended December 31, 2003 and 2002:

                                             2003            2002
                                          ----------      ----------
            Current
                 Federal                  $  (31,697)     $       --
                 State                           800              --
                                          ----------      ----------

                                             (30,897)             --
                                          ----------      ----------

            Deferred
                 Federal                          --              --
                 State                            --              --
                                          ----------      ----------

                      TOTAL               $  (30,897)     $       --
                                          ==========      ==========

   The accompanying notes are an integral part of these financial statements.

      The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2003 and 2002 as follows:

                                                              2003       2002
                                                            --------   --------
            Statutory regular federal income benefit rate    (34.0)%    (34.0)%
            State taxes                                       (4.1)      (4.3)
            Prior year adjustments                              --      (25.2)
            Change in valuation allowance                     38.1       59.3
            Other                                               --        4.2
                                                            --------   --------
                 TOTAL                                          --%        --%
                                                            ========   ========

      The valuation allowance decreased by $31,982 and increased by $54,223 during the years ended December 31, 2003 and 2002, respectively. The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability of the Company and has been offset by a valuation allowance since management does not believe the recoverability of this deferred tax asset during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit for the year ended December 31, 2003 has not been recognized in these financial statements.

      As of December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $114,000 and $265,000, respectively. The net operating loss carryforwards begin expiring in 2021 and 2011, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

      The Company uses the services and some of the employees of an affiliated company and has its executive offices at the offices of the affiliate. The Company does not pay any amount to or for the employees of the affiliate or any rent for these offices. The Company reimburses the affiliate for documented out-of-pocket expenses incurred on its behalf.

NOTE 9 - SUBSEQUENT EVENT

      On March 9, 2004, in conjunction with a non-binding letter of intent for a merger, the Company entered into a second convertible promissory note for gross proceeds of $250,000. If the merger does not close, the note is convertible at the Company's option into 250,000 shares of the merger Company's Series E preferred stock and a warrant. The note earns interest at 10% per annum, and the principal and any unpaid interest are due on June 30, 2004. The note is secured by substantially all the assets of the merger company.

      The warrant entitles the Company to purchase 250,000 shares of the merger company's common stock at an exercise price of $0.10 per share. The warrant expires in December 2006.

   The accompanying notes are an integral part of these financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The current directors and officers of Orion are as follows:

                                   Director
Name                       Age      Since                         Position
----                       ---      -----                         --------
Christopher A. Marlett      39       1999      Chairman of the Board, Chief Executive
                                                  Officer, President and Director
Anthony DiGiandomenico      37       1999      Chief Financial Officer and Director
Dyana Williams Marlett      37       1999      Chief Operating Officer, Secretary,
                                                  Treasurer and Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers, directors and persons who beneficially own more than ten percent of a registered class of the equity securities of Orion ("ten percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and ten percent stockholders are charged by SEC regulation to furnish Orion with copies of all Section 16(a) forms they file. Based solely upon its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Orion believes that, during the fiscal year ended December 31, 2003, all filing requirements applicable to its executive officers, directors and ten percent stockholders were fulfilled.

AUDIT COMMITTEE ISSUES

Orion does not have a separate, standing audit committee. The board of directors handles these functions. Orion's directors are each involved actively in the financial services industry and are familiar with evaluating financial reports and the financial condition of public and private companies. Because of experience, education and current employment, Messrs. Marlett and DiGiandomenico and Ms. Marlett would be considered financial experts under Regulation S-B. Because of this expertise, the board determined it was not necessary to have an audit committee in connection with its operations at this time. None of the directors would be deemed "independent" under either SEC guidelines or the various exchange guidelines.

CODE OF ETHICS

The Company has not adopted a formal code of ethics statement. The board of directors evaluated the business of the company and the number of employees and determined that since the business is largely limited to maintaining its cash investments while its searches for a target company and consummates an acquisition and the only persons acting for Orion are the three directors who are also the officers, general rules of fiduciary duty and federal and state securities laws are adequate ethical guidelines. Moreover, each of the directors is a registered person with the NASD and subject to regulation and scrutiny of that entity.

SHAREHOLDER-DIRECTOR COMMUNICATION

Orion neither has a nominating committee for persons to be proposed as directors for election to the board of directors nor a formal method of communicating nominees from shareholders. Orion does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Delaware Corporate Law and the federal proxy rules. Currently the entire board of directors decides on nominees, on the recommendation of one or more members of the board. None of the members of the board of directors are "independent." The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

Because the management and directors of Orion are the same persons, the board of directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the boards' attention by virtue of the co-extensive employment.

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. Orion did not have an annual meeting in 2003.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2004 based on information obtained from the persons named below. It states the beneficial ownership of shares of the common stock by (i) each person known to be the owner of more than 5% of the outstanding shares of common stock, (ii) each director and (iii) all executive officers and directors as a group.

                                             Amount and Nature
                                               of Beneficial         Percent
Name of Beneficial Owner                         Ownership         of Class(2)
------------------------                         ---------         -----------

Christopher A. Marlett(1)                         256,000              23.8%
Anthony DiGiandomenico(1)                          81,025(3)            7.6%
Dyana Williams Marlett(1)                          38,000(4)            3.7%
Topix, Inc.(6)                                     70,000               6.8%
All directors and executive officers as a
  group (five persons)                            375,025(5)           36.4%

_____________________

(1) Each person's address is care of the Company at 401 Wilshire Boulevard, Santa Monica, California 90401.

(2) Percentage includes all outstanding shares of Common Stock plus any shares of common stock that the person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)   Includes 3,000 shares held in an individual retirement account.

(4)   Includes 3,000 shares held in custodian accounts.

(5)   See Notes 3 and 4 above.

(6) The address of Topix, Inc. is 401 Wilshire Boulevard, Santa Monica, California 90401. Excludes 57,500 shares of common stock that may be acquired by Topix under 57,000 Class B Warrants which are not currently exercisable.

Orion does not have any equity compensation plans that have or required shareholder approval. Orion will consider adopting an equity compensation plan and other equity based compensation for executives on an individual basis in the future in connection with an acquisition. At such time, Orion will obtain the required approvals.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Orion uses the services and some of the employees of MDB Capital Group LLC and has its executive offices at the offices of MDB Capital Group LLC. Orion does not pay any amount to or for the employees of MDB Capital Group LLC or any rent for these offices. Orion reimburses MDB Capital Group LLC for documented out of pocket expenses incurred on its behalf. Each of Christopher A. Marlett, Anthony

DiGiandomenico and Dyana Williams Marlett are officers and/or directors of the Company and principals MDB Capital Group LLC.

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

4.3   Form of Class B Unit Purchase Agreement of the Registrant (Exhibit 4.4)(1)

4.4 Form of Class A Common Stock Purchase Warrant Certificate of the Registrant (Exhibit 4.3)(1)

10.1 License Agreement, dated August 25,1995, between Bright Capital, Ltd. and the Company (Exhibit 10.3)(1)

10.2  Management Unit Purchase Option Plan (Exhibit 10.4)(1)

10.3  Secured Promissory Note of Citadel Inc.(4)

10.4  Security Agreement between Registrant and Citadel Media Inc.(4)

16.1  Letter from BDO Seidman, LLP dated December 7, 2000 (Exhibit 16.1) (3)

31.1 Form of Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as Amended. (Filed herewith)

32.1  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

________________________

(1)   Incorporated by referenced from Registration Statement 33-03252

(2) Incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999

(3) Incorporated by reference from Registrant's Report on Form 8-K/A filed on December 8, 2000

(4) Incorporated by reference from Registrant's Report on Form 8-K filed December 9, 2003.

      (b)   Reports on Form 8-K

            The Company filed a Report on Form 8-K on December 9, 2003 under
            Item 5, a loan of $500,000 to Citadel Media, Inc., on a secured basis.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

In each of fiscal years 2002 and 2003, for the aggregate professional services rendered by the principal accounting firm for the audit of its annual financial statements and review of financial statements and other statutory and regulatory filings, Orion paid the sum of $27,863.16 and $24,856.77, respectively.

AUDIT RELATED FEES

In each of the fiscal years 2002 and 2003, Orion paid no amounts in respect of audit related fees.

TAX FEES

In each of the fiscal years 2002 and 2003, Orion paid $4,785.35 and $3,514.37, respectively, for tax compliance, tax advice and related professional services rendered by Orion's principal accounting firm.

ALL OTHER FEES

Orion did not pay any amounts in respect of other audit services in fiscal years 2002 and 2003.

BOARD APPROVAL

The services rendered by Orion's principal accounting firm were approved by the board of directors because it does not have an audit committee. Approval was based on an evaluation of past services and the need for these services in the current period, comparative analysis of rates and availability of service staff and management's recommendation. Each service was specifically evaluated before an engagement was undertaken.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2004.

                                        ORION ACQUISITION CORP. II


                                        By: /s/ Christopher A. Marlett
                                            --------------------------------
                                            Christopher A. Marlett
                                            Chairman of the Board and
                                            Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                Title                                       Date
----                                                -----                                       ----
/s/ Christopher A. Marlett        Chairman of the Board, President and Chief                March 31, 2004
------------------------------    Executive Officer (Principal Executive Officer)
Christopher A. Marlett


/s/ Anthony DiGiandomenico        Chief Financial Officer and Director (Chief               March 31, 2004
------------------------------    Accounting Officer and Principal Account Officer)
Anthony DiGiandomenico

/s/ Dyana Williams Marlett        Chief Operating Officer, Secretary, Treasurer             March 31, 2004
------------------------------    and Director
Dyana Williams Marlett