Form 10KSB/A
period 2003-12-31
ORION ACQUISITION CORP II
filed 2004-05-13
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |__|

Issuer's revenues for the fiscal year ended December 31, 2003 were $-0-.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Documents Incorporated by Reference: None.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL CHANGES.

     None.

ITEM 8A. CONTROL AND PROCEDURES

     An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

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


                                             Amount and Nature         Percent
Name of Beneficial Owner                  of Beneficial Ownership    of Class(1)
------------------------                  -----------------------    -----------

Christopher A. Marlett(2)                           256,000(3)          23.8%
Anthony DiGiandomenico(2)                            81,025(4)           7.6%
Dyana Williams Marlett(2)                            38,000(5)           3.7%
Topix, Inc.(6)                                          70,000           6.8%
All directors and executive officers as a
  group (five persons)                              375,025(7)          36.4%

_____________________

(1) Percentage includes all outstanding shares of Common Stock plus any shares of common stock that the person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2) Each person's address is care of the Company at 401 Wilshire Boulevard, Santa Monica, California 90401.

(3) Excludes 10,000 Class B Warrants which are not exercisable until consummation by Orion of its first business combination, which is estimated to be more than 60 days after March 15, 2004.

(4)  Includes 3,000 shares held in an individual retirement account.

(5)  Includes 3,000 shares held in custodian accounts.

(6) The address of Topix, Inc. is 401 Wilshire Boulevard, Santa Monica, California 90401. Excludes 57,500 shares of common stock that may be acquired by Topix under 57,000 Class B Warrants which are not currently exercisable.

(7)  See Notes 3, 4 and 5above.

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

10.2 Management Unit Purchase Option Plan (Exhibit 10.4)(1)

10.3 Secured Promissory Note of Citadel Inc.(4)

10.4 Security Agreement between Registrant and Citadel Media Inc.(4)

16.1 Letter from BDO Seidman, LLP dated December 7, 2000 (Exhibit 16.1) (3)

31.1 Forms of Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as Amended. (Previously filed)

31.2 Forms of Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as Amended. (Filed herewith)

32.1 Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002. (Previously filed)

32.2 Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

________________________

(1)  Incorporated by referenced from Registration Statement 33-03252

(2) Incorporated by reference from Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999

(3) Incorporated by reference from Registrant's Report on Form 8-K/A filed on December 8, 2000

(4) Incorporated by reference from Registrant's Report on Form 8-K filed December 9, 2003.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May 2004.

                                        ORION ACQUISITION CORP. II

                                        By: /s/ Christopher A. Marlett
                                            -----------------------------
                                            Christopher A. Marlett
                                            Chairman of the Board and
                                            Chief Executive Officer