Form 10QSB
period 2004-03-31
ORION ACQUISITION CORP II
filed 2004-05-24
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004
                                    --------------

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20837
                                                -------

                           Orion Acquisition Corp. II
                           --------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 13-3863260
             --------                                 ----------
     (State of Incorporation)             (IRS Employer Identification No.)


                       401 Wilshire Boulevard - Suite 1020
               Santa Monica, CA                                    90401
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

As of May 1, 2004, 1,030,907 shares of Common Stock were issued and outstanding.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                      MARCH 31, 2004 (UNAUDITED)
================================================================================

                                                                     Page
FINANCIAL STATEMENTS

     Balance Sheet                                                    F-2

     Statements of Operations                                         F-3

     Statements of Cash Flows                                      F-4 - F-5

     Notes to Financial Statements                                 F-6 - F-9

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
================================================================================

                                     ASSETS
                                                                  March 31, 2004
                                                                  --------------
                                                                    (unaudited)
ASSETS
   Cash                                                            $  1,210,486
   Convertible note receivable                                          750,000
   Other receivable                                                      31,697
   Deferred tax assets                                                      221
                                                                   ------------

            TOTAL ASSETS                                           $  1,992,404
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $     17,728

      Total current liabilities                                          17,728
                                                                   ------------


CONTINGENCIES


SHAREHOLDERS' EQUITY
   Preferred stock, $0.01 par value, 1,000,000 shares
      authorized, 110 shares (unaudited) issued and outstanding               1
   Common stock, $0.01 par value, 10,000,000 shares
      authorized, 1,030,907 shares (unaudited) issued and
      outstanding                                                        10,309
   Additional paid-in capital                                         2,203,756
   Deficit accumulated during the development stage                    (239,390)
                                                                   ------------

      Total shareholders' equity                                      1,974,676
                                                                   ------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  1,992,404
                                                                   ============

The accompanying footnotes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED) AND FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO MARCH 31, 2004 (UNAUDITED)
================================================================================

                                                                                  For the
                                                                                Period from
                                                                                October 19,
                                              For the Three Months Ended           1995
                                                       March 31,              (Inception) to
                                                       ---------                 March 31,
                                                 2004             2003             2004
                                             ------------     ------------     ------------
                                              (unaudited)      (unaudited)      (unaudited)
OPERATING EXPENSES
      General and administrative expenses    $     31,743     $     22,435     $  1,177,198
      Stock-based compensation expense                 --               --          100,000
                                             ------------     ------------     ------------

         Total operating expenses                  31,743           22,435        1,277,198
                                             ------------     ------------     ------------

LOSS FROM OPERATIONS                              (31,743)         (22,435)      (1,277,198)
                                             ------------     ------------     ------------

OTHER INCOME (EXPENSE)
      Other income                                     --               --            2,183
      Interest income                               4,232            3,436        1,606,530
      Interest expense                                 --               --          (57,694)
                                             ------------     ------------     ------------

         Total other income (expense)               4,232            3,436        1,551,019
                                             ------------     ------------     ------------

INCOME (LOSS) BEFORE PROVISION FOR
      INCOME TAXES                                (27,511)         (18,999)         273,821

PROVISION FOR INCOME TAXES                             --               --          237,570
                                             ------------     ------------     ------------

NET INCOME (LOSS)                            $    (27,511)    $    (18,999)    $     36,251
                                             ============     ============     ============

BASIC AND DILUTED
      LOSS PER SHARE                         $      (0.03)    $      (0.02)
                                             ============     ============

      WEIGHTED-AVERAGE COMMON SHARES
         OUTSTANDING                            1,030,907        1,030,907
                                             ============     ============

The accompanying footnotes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED) AND FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO MARCH 31, 2004 (UNAUDITED)
================================================================================

                                                                                      For the
                                                                                    Period from
                                                                                    October 19,
                                                  For the Three Months Ended           1995
                                                           March 31,              (Inception) to
                                                           ---------                 March 31,
                                                     2004             2003             2004
                                                 ------------     ------------     ------------
                                                  (unaudited)      (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                           $    (27,511)    $    (18,999)    $     36,251
     Adjustments to reconcile net income
        (loss) to net cash provided by
        (used in) operating activities
           Note discount amortization                      --               --           37,500
           Stock-based compensation expense                --               --          100,000
           (Increase) decrease in
              Income taxes receivable                      --               --          (33,549)
              Deferred tax assets                          --               --             (221)
              Prepaid assets                               --               --           (3,212)
              Other assets                                 --               --            5,064
           Increase (decrease) in
              Accounts payable and
                 accrued expenses                      (4,924)          (5,801)          17,728
                                                 ------------     ------------     ------------

Net cash provided by (used in) operating
activities                                            (32,435)         (24,800)         159,561
                                                 ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of United States Treasury bills              --               --       (1,506,615)
     Funds used for notes receivable                 (250,000)                         (750,000)
     Sales or maturities of investments                    --               --        1,506,615
                                                 ------------     ------------     ------------

Net cash provided by investing activities            (250,000)              --         (750,000)
                                                 ------------     ------------     ------------

The accompanying footnotes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED) AND FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO MARCH 31, 2004 (UNAUDITED)
================================================================================

                                                                                  For the
                                                                                Period from
                                                                                October 19,
                                              For the Three Months Ended           1995
                                                       March 31,              (Inception) to
                                                       ---------                 March 31,
                                                 2004             2003             2004
                                             ------------     ------------     ------------
                                              (unaudited)      (unaudited)      (unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividend                                $         --     $         --     $ (7,200,000)
     Issuance of units and redeemable
        Class B purchase warrants, net
        of offering costs                              --               --        8,677,905
     Issuance of unsecured promissory
        notes                                          --               --          100,000
     Repayment of unsecured
        promissory notes                               --               --         (100,000)
     Proceeds from related party note                  --               --           35,000
     Repayment of related party note                   --               --          (35,000)
     Issuance of founders' shares                      --               --            7,500
     Issuance of private placement
        shares                                         --               --          304,520
     Issuance of convertible preferred
        stock                                          --               --           11,000
                                             ------------     ------------     ------------

New cash provided by financing activities              --               --        1,800,925
                                             ------------     ------------     ------------

Net increase (decrease) in cash                  (282,435)         (24,800)       1,210,486

CASH, BEGINNING OF PERIOD                       1,492,921        2,032,710               --
                                             ------------     ------------     ------------

CASH, END OF PERIOD                          $  1,210,486     $  2,007,910     $  1,210,486
                                             ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

INCOME TAXES PAID                            $         --     $         --     $         --
                                             ============     ============     ============

The accompanying footnotes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

     Orion Acquisition Corp. II (the "Company") was incorporated in Delaware on October 19, 1995 for the purpose of raising capital to fund the acquisition of an unspecified operating business. The activities of the Company have included its formation and capital raising and more recently identifying and negotiating an acquisition. The Company, as a development stage company, has not effected a business combination (as defined below) to date.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

     --------------

     The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2004 and 2003 because they are not exercisable until after a business combination:

                                                     2004          2003
                                                  ----------    ----------
                                                  (unaudited)   (unaudited)

          Class B Warrants                           358,000       358,000
          Series A Convertible Preferred Stock       110,000       110,000
          Stock option                                10,000        10,000

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

NOTE 3 - CONVERTIBLE NOTES RECEIVABLE

     On March 9, 2004, in connection with a non-binding letter of intent for a merger, the Company entered into a convertible note for an aggregate principal amount of $250,000. If the merger does not close, the note is convertible at the Company's option into 250,000 shares of the borrower's Class E Preferred Stock, and the borrower will issue a warrant to purchase 250,000 shares of the borrower's common stock. The notes earn interest at the rate of 10% per annum, and the principal and any unpaid interest are due on June 30, 2004. The note is secured by substantially all the assets of the borrower. No interest is payable if the merger is consummated and upon the merger the notes will be extinguished.

     The warrant issuable on conversion of the note will permit the Company to purchase up to 250,000 shares of the borrower's common stock at an exercise price of $.10 per share. The warrant, if issued, will expire in December 2006.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Results for the three-month period ending March 31, 2004, consisted of investment income earned from Treasury bills less expenses associated with general and administrative overheads and the expenses associated with negotiating a merger agreement with Citadel Media Inc. and preparing private offering documentation to be consummated in connection with that merger. Income for the three months ended March 31, 2004 was less than the comparable period for the prior year because of a fall in interest rates on the types of treasury securities in which the Company invests its cash balances and having less capital to invest in such securities as a result of the loans made December 9, 2003 and March 9, 2004. This decline in income is expected to continue. Results for the three months ended March 31, 2003, consisted of investment income earned from Treasury bills, less expenses associated with general and administrative overheads.

     The Company continues to search for a suitable company to complete a business combination or merger. It is actively negotiating with Citadel Media Inc. Citadel is a leading operator of a network of affinity content publishers that consist of websites and printed magazines providing in-depth, original content to a specific affinity group. Currently, the only affinity group for which Citadel has a network and content publishers is sports. In connection with the negotiations, the Company has lent to Citadel $750,000 for working capital. This amount is due June 30, 2004, if the merger does not occur before that date and is convertible at the option of the Company in the event of default. Upon a merger with Citadel, the interest will not be due and the notes will be extinguished, as Citadel will merge with and into the Company, with the Company being the survivor.

     In connection with the Citadel transaction, the Company is seeking to raise additional capital by the sale of common stock. The Company is offering the common stock on a private placement basis. The Company must raise a minimum of $2,000,000 to consummate the acquisition of Citadel.

     At March 31, 2004, the Company had $1,210,486 in cash and equivalents. Orion will invest its cash assets in U.S. Treasury bills and/or cash until such time as assets are needed for a business combination or use in an acquired business.

     The Company has not incurred any debt in connection with its organizational activities. No cash compensation is currently or will be paid to any officer director until after the consummation of a business combination. Since the role of present management after a business combination is uncertain, the Company Orion has no ability to determine what remuneration, if any, will be paid to such persons after a business combination.

     The Company believes it has more than adequate capital to fund its operations pending a business combination.

     The Company will use its current working capital and capital resources to consummate a business combination. In addition, because the resources of the Company are not considered sufficient to fund a business combination or its acquired business operations after acquisition, it will have to raise additional capital. The capital may be in the form of equity or debt, and will likely be based solely on the business operations and financial condition of the target business. Therefore, it is not possible at this time to determine the amount of capital that will be needed or available for a business combination. There currently are no limitations on its ability to privately obtain funds for a business combination. Because of certain SEC interpretations and related rules, the Company does not believe it can publicly raise funds prior to a business combination with an operating company unless it has in excess of $5,000,000 in assets.

     The Company's limited resources and lack of operating history may make it difficult to obtain funds. The amount and nature of any funding will depend on numerous considerations, including its capital requirements, potential lenders' evaluation of its ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company does not have any arrangements with any bank or financial institution to secure additional financing, and there can be no assurance that such arrangements, if required, will be obtainable or otherwise in the best interests of the Company. The inability of the Company to obtain the funds required to complete a business combination, or to provide funds for an additional infusion of capital into a target business, may have material adverse effects on its business prospects, including the ability to negotiate and consummate a business combination.

     If the Citadel transaction does not occur for any reason, it is expected that the Company anticipates that it will need to raise additional funds to complete an alternative business combination.

ITEM 3.  CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          None

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5:   OTHER INFORMATION

          None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               31.1 - Section 302 Certification by CEO

               31.2 - Section 302 Certification by CFO

               32.1 - Section 906 Certification by CEO

               32.2 - Section 906 Certification by CFO

          (b)  Reports on Form 8-K:

          On March 9, 2004, the Company filed a Form 8-K, disclosing under Item 5, its lending of $250,000 to Citadel Media Inc., making an aggregate of the loans to Citadel in the amount of $750,000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ORION ACQUISITION CORP. II

Dated:  May 24, 2004
                                        /s/ Christopher A. Marlett
                                        --------------------------
                                        Christopher A. Marlett
                                        Chairman, President, and CEO



                                        /s/ Anthony DiGiandomenico
                                        --------------------------
                                        Anthony DiGiandomenico
                                        Chief Financial Officer