Form 10QSB
period 2004-06-30
ORION ACQUISITION CORP II
filed 2004-08-23
CIK 1011835

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June30, 2004
                                        ------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20837

                           Orion Acquisition Corp. II
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 13-3863260
           ----------------------------------------------------------
           (State of Incorporation) (IRS Employer Identification No.)

                       401 Wilshire Boulevard - Suite 1020
                             Santa Monica, CA 90401
               --------------------------------------------------
               (Address of principal executive office) (Zip code)

Registrant's telephone number, including area code: (310) 526-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of July 1, 2004, 1,030,907 shares of Common Stock were issued and outstanding.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                       JUNE 30, 2004 (UNAUDITED)

--------------------------------------------------------------------------------
                                                                        Page
FINANCIAL STATEMENTS

Balance Sheets                                                           3

Statements of Operations                                                 4

Statements of Cash Flows                                               5 - 6

Notes to Financial Statements                                          7 - 10

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                           June 30,     December 31,
                                                                                            2004           2003
                                                                                         -----------    -----------
ASSETS                                                                                   (unaudited)
     Cash                                                                                $ 1,196,613    $ 1,492,921
     Convertible notes receivable                                                            750,000        500,000
     Other receivable                                                                         31,697         31,697
     Deferred tax assets                                                                         221            221
                                                                                         -----------    -----------

                  TOTAL ASSETS                                                           $ 1,978,531    $ 2,024,839
                                                                                         ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                               $    89,835    $    22,652
     Related party payable                                                                     1,585             --
                                                                                         -----------    -----------

         Total current liabilities                                                            91,420         22,652
                                                                                         -----------    -----------

SHAREHOLDERS' EQUITY
     Preferred stock, $0.01 par value, 1,000,000 shares authorized,
         110 shares (unaudited) issued and outstanding                                             1              1
     Common stock, $0.01 par value, 10,000,000 shares authorized,
         1,030,907 shares (unaudited) issued and outstanding                                  10,309         10,309
     Additional paid-in capital                                                            2,203,756      2,203,756
     Deficit accumulated during the development stage                                       (326,955)      (211,879)
                                                                                         -----------    -----------

         Total shareholders' equity                                                        1,887,111      2,002,187
                                                                                         -----------    -----------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 1,978,531    $ 2,024,839
                                                                                         ===========    ===========

 The accompanying footnotes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED) AND FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO JUNE 30, 2004 (UNAUDITED)

--------------------------------------------------------------------------------



                                                                                                    For the
                                                                                                  Period from
                                                                                                  October 19,
                                       For the Three Months Ended    For the Six Months Ended        1995
                                                June 30,                     June 30,             (Inception)
                                       --------------------------    -------------------------     to June 30,
                                           2004          2003          2004            2003          2004
                                       -----------    -----------    -----------    -----------    -----------
                                       (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)
OPERATING EXPENSES
   General and administrative
   expenses                            $    77,286    $    11,498    $   120,223    $    33,933    $ 1,265,678
   Stock-based compensation expense             --             --             --             --        100,000
                                       -----------    -----------    -----------    -----------    -----------

       Total operating expenses             77,286         11,498        120,223         33,933      1,365,678
                                       -----------    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                       (77,286)       (11,498)      (120,223)       (33,933)    (1,365,678)
                                       -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
   Other income                                 --             --             --             --          2,183
   Interest income                             915          5,383          5,147          8,820      1,607,445
   Interest expense                             --             --             --             --        (57,694)
                                       -----------    -----------    -----------    -----------    -----------

       Total other income  (expense)           915          5,383          5,147          8,820      1,551,934
                                       -----------    -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                            (76,371)        (6,115)      (115,076)       (25,113)       186,256
                                       -----------    -----------    -----------    -----------    -----------

PROVISION FOR INCOME TAXES                      --             --             --             --        237,570
                                       -----------    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                      $   (76,371)   $    (6,115)   $  (115,076)   $   (25,113)   $   (51,314)
                                       ===========    ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS PER SHARE       $     (0.07)   $     (0.01)   $     (0.11)   $     (0.02)
                                       ===========    ===========    ===========    ===========

WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                           1,030,907      1,030,907      1,030,907      1,030,907
                                       ===========    ===========    ===========    ===========

 The accompanying footnotes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED) AND FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO JUNE 30, 2004 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                              For the
                                                                            Period from
                                                                            October 19,
                                               For the Six Months Ended        1995
                                                       June 30,             (Inception)
                                               -------------------------     to June 30,
                                                 2004            2003          2004
                                               -----------    -----------    -----------
                                               (unaudited)    (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $(115,076)      $(25,113)      $(51,314)
Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities
Note discount amortization                             --             --         37,500
Stock-based compensation expense                       --             --        100,000
(Increase) decrease in
Income taxes receivable                                --             --        (33,549)
Deferred tax assets                                    --             --           (221)
Prepaid assets                                         --             --         (3,212)
Other assets                                           --             --          5,064
Increase (decrease) in
Accounts payable and accrued expenses              67,183          5,696         89,835
Related party payable                               1,585             --          1,585
                                              -----------    -----------    -----------

Net cash provided by (used in) operating
Activities                                        (46,308)       (19,417)       145,688
                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of United States Treasury bills               --             --     (1,506,615)
Funds used for convertible notes receivable      (250,000)            --       (750,000)
Sales or maturities of investments                     --             --      1,506,615
                                              -----------    -----------    -----------

Net cash used in investing activities            (250,000)            --       (750,000)
                                              -----------    -----------    -----------

 The accompanying footnotes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED) AND FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO JUNE 30, 2004 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                  For the
                                                                                Period from
                                                                                October 19,
                                                   For the Six Months Ended        1995
                                                           June 30,             (Inception)
                                                   -------------------------     to June 30,
                                                     2004            2003          2004
                                                   -----------    -----------    -----------
                                                   (unaudited)    (unaudited)    (unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend                                          $        --    $        --    $(7,200,000)
Issuance of units and redeemable
Class B purchase warrants, net
of offering costs                                          --             --      8,677,905
Issuance of unsecured promissory
notes                                                      --             --        100,000
Repayment of unsecured
promissory notes                                           --             --       (100,000)
Proceeds from related party note                           --             --         35,000
Repayment of related party note                            --             --        (35,000)
Issuance of founders' shares                               --             --          7,500
Issuance of private placement
shares                                                     --             --        304,520
Issuance of convertible preferred
stock                                                      --             --         11,000
                                                  -----------    -----------    -----------

New cash provided by financing activities                  --             --      1,800,925
                                                  -----------    -----------    -----------

Net increase (decrease) in cash                      (296,308)       (19,417)     1,196,613

CASH, BEGINNING OF PERIOD                           1,492,921      2,032,710             --
                                                  -----------    -----------    -----------

CASH, END OF PERIOD                                $1,196,613     $2,013,293     $1,196,613
                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

INCOME TAXES PAID                                 $        --    $        --        $61,800
                                                  ===========    ===========    ===========

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial
      statements.   In  the  opinion  of  management,   all  normal,   recurring
      adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

      The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2004 and 2003 because they are not exercisable until after a business combination:

                                                         2004          2003
                                                     -----------   -----------
                                                     (unaudited)   (unaudited)

              Class B Warrants                           358,000       358,000
              Series A Convertible Preferred Stock       110,000       110,000
              Stock option                                10,000        10,000

      As of July 1, 2004, the Company entered into an agreement to cancel 132,600 of the Class B Warrants.

      Estimates

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - CONVERTIBLE NOTES RECEIVABLE

      On March 9, 2004 and July 2, 2004, in connection with a proposed merger, the Company entered into convertible notes for principal amounts of $250,000 and $250,000, respectively. These sums were in addition to the December 9, 2003 loan of $500,000, and were on the same terms as that loan. On June 23, 2004, the maturity dates of both the December 9, 2003 and March 9, 2004 loans were extended to July 31, 2004, and then as of July 31, 2004, the maturity dates of all three notes were extended to September 15, 2004.

      All the notes earn interest at the rate of 10% per annum, and they are secured by substantially all the assets of the borrower. No interest is payable if the merger is consummated, and upon the merger the notes will be extinguished. If the merger does not close, the notes are convertible at the Company's option into a total of 1,000,000 shares of the borrower's Class E Preferred Stock, and the borrower will issue a warrant to purchase a total of 1,000,000 shares of the borrower's common stock.

      The warrants issuable on conversion of the notes will permit the Company to purchase up to 1,000,000 shares of the borrower's common stock at an exercise price of $.10 per share. The warrants, if issued, will expire in December 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

      The Company uses the services and some of the employees of an affiliated company and has its executive offices at the offices of the affiliate. The Company does not pay any amount to or for the employees of the affiliate or any rent for these offices. The Company reimburses the affiliate for documented out-of-pocket expenses incurred on its behalf. For the quarter ended June 30, 2004, the Company incurred expenses and a payable to a related party for printing and miscellaneous expenses relating to the proposed merger.

NOTE 5 - MERGER AGREEMENT

      On June 23, 2004, the Company entered into an Agreement and Plan of Merger with Citadel Media Inc. ("Citadel"), in which the Company will be the surviving corporation. The Company will acquire all the outstanding common stock of Citadel by issuing 443,526 shares of Series B preferred stock. The Company will reserve 241,474 shares of Series B preferred stock for issuance on exercise of the Citadel options and warrants that it will assume by operation of law and agreement upon consummation of the merger. The reserved shares will be distributed from time to time to the former Citadel stockholders to the extent the options and warrants are not exercised. The aggregate Series B preferred stock that may be issued for the acquisition of Citadel is 685,000 shares.

      The Series B preferred stock is convertible into 10 shares of common stock for each share of preferred stock. The conversion rate is subject to adjustment for stock splits, reverse splits and other events affecting the capital of Orion. The conversion will take place once Orion has amended its certificate of incorporation to increase its authorized equity to not less than 25,000,000 shares of common stock which number will be sufficient to allow conversion of the Series B preferred stock. Orion will require a stockholders meeting to approve this amendment, and has committed to holding the meeting as soon as possible. The Series B preferred stock will vote on all matters with the common stock, voting as a single class, except where a class vote is required by law. The Series B preferred stock will vote the equivalent number of shares of common stock equal to the conversion rate. The Series B preferred stock has certain preferences and other protections prior to conversion.

      In connection with the proposed merger and as a condition to it, the Company is authorized to sell in a private placement, on a minimum-maximum basis, between 1,000,000 and 3,000,000 shares of its common stock at $2.00 per share to investors, which may include principals of the Company and the target and their affiliates. The offering is being made under the terms as set forth in a Private Placement Memorandum dated April 5, 2004. The proceeds will be used to fund the operations of the Company after the merger.

      MDB Capital Group, LLC, a company controlled by the directors of the Company, is acting as placement agent for the private placement. As its compensation for acting as placement agent, MDB will receive up to 300,000 shares of common stock of the Company upon consummation of the offering.

      As a continuing director of the Company, upon consummation of the merger, Christopher A. Marlett will be granted an option to purchase up to 100,000 shares of common stock at $2.00 per share. The options will vest equally over three years, and once vested, they will be exercisable until the fifth anniversary of the merger consummation.

      There are various conditions to closing the merger transaction which must be satisfied by one or the other of the parties.

NOTE 6 - SUBSEQUENT EVENTS

      Litigation - Settlement Modification

      On July 1, 1999, a Class B Warrant holder of the Company brought suit against the Company, its former directors, and certain other third parties. On January 28, 2000, the court ordered the notice of dismissal. On January 31, 2000, the plaintiff filed a notice dismissing the action without prejudice. On July 1, 2004, the plaintiff and the Company concluded a revision to the original settlement agreement and final resolution of all outstanding issues.

      Originally, the plaintiff had brought a suit against the Company based on certain breaches of fiduciary duty by the directors and management that took the Company public in 1997, which events were prior to the change to the current management that occurred in 1999. As a settlement to that suit in 2000, the Company agreed to convert the Class B Warrants held by the plaintiff on a one for one basis and issue only to the plaintiff certain rights to acquire additional shares under various specified conditions in the future. The Company had the discretion to make a conversion offer to the other Class B Warrant holders, on whatever terms it decided, if at all. Subsequently, as a result of certain negotiations arising out of the need to modify some of the terms of the original settlement agreement with the plaintiff, the plaintiff required that the Company would issue the same rights to which it was entitled to all the holders of the Class B Warrants, if the Company consummated a merger transaction that met certain criteria. Under the July 1, 2004 final revision to the settlement agreement, which was required by the target company in the currently proposed merger, the plaintiff agreed to eliminate the requirement to issue any rights to itself and others, now or in the future, in connection with any conversion of the Class B Warrants, which provision had been imposed in the original agreement and the prior modification of the original agreement. To achieve a full and final settlement agreement to the law suit of the plaintiff, to satisfy certain outstanding breaches of various terms of the settlement agreement, to obtain the cancellation of the plaintiff's 132,600 Class B Warrants, to obtain the mutual releases of all claims between the parties, and to maintain the covenant not to sue by the plaintiff, the Company has agreed to issue 182,500 shares of common stock to the plaintiff. The finality of the settlement is not contingent on the proposed merger.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Results for the six-month period ending June 30, 2004, consisted of investment income earned from Treasury bills less expenses associated with general and administrative overheads and the expenses associated with negotiating a merger agreement with Citadel Media Inc. and preparing private offering documentation to be consummated in connection with that merger. Income for the six months ended June 30, 2004, was less than the comparable period for the prior year because of a fall in interest rates on the types of treasury securities in which the Company invests its cash balances and having less capital to invest in such securities as a result of the loans made December 9, 2003 and March 9, 2004. This decline in income is expected to continue because of the lower interest rates and the extension of an additional loan on July 2, 2004. The aggregate amount of the loans is $1,000,000 in principal amount. Results for the prior period six months ended June 30, 2003, consisted of investment income earned from Treasury bills, less expenses associated with general and administrative overheads.

      The Company continues to search for a suitable company to complete a business combination or merger. It is actively negotiating with and working to conclude the announced merger with Citadel Media Inc. pursuant to an agreement dated June 23, 2004. Citadel is a leading operator of a network of affinity content publishers that consist of websites and printed magazines providing in-depth, original content to a specific affinity group. Currently, the only affinity group for which Citadel has a network and content publishers is sports. In connection with the negotiations, the Company has lent to Citadel $1,000,000 for working capital. This amount currently is due September 15, 2004, if the merger does not occur before that date and is convertible at the option of the Company in the event of default. Upon a merger with Citadel, the interest will not be due and the notes will be extinguished, as Citadel will merge with and into the Company, with the Company being the survivor.

      In connection with the Citadel transaction, the Company is seeking to raise additional capital by the sale of common stock. The Company is offering the common stock on a private placement basis. The Company must raise a minimum of $2,000,000 to consummate the acquisition of Citadel.

      At June 30, 2004, the Company had $1,196,613 in cash and equivalents which was subsequently reduced by the July 2004 loan to Citadel. Orion will invest its cash assets in U.S. Treasury bills and/or cash until such time as assets are needed for a business combination or use in an acquired business.

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

      The Company believes it has adequate capital to fund its operations pending a business combination.

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

      If the Citadel transaction does not occur for any reason, it is expected that the Company will need to raise additional funds to complete an alternative business combination.

ITEM 3.  CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

      On July 1, 1999, a Class B Warrant holder of the Company brought suit against the Company, its former directors, and certain other third parties. On January 28, 2000, the court ordered the notice of dismissal. On January 31, 2000, the plaintiff filed a notice dismissing the action without prejudice. On July 1, 2004, the plaintiff and the Company concluded a revision to the original settlement agreement and final resolution of all outstanding issues.

      Originally, the plaintiff had brought a suit against the Company based on certain breaches of fiduciary duty by the directors and management that took the Company public in 1997, which events were prior to the change to the current management that occurred in 1999. As a settlement to that suit in 2000, the Company agreed to convert the Class B Warrants held by the plaintiff on a one for one basis and issue only to the plaintiff certain rights to acquire additional shares under various specified conditions in the future. The Company had the discretion to make a conversion offer to the other Class B Warrant holders, on whatever terms it decided, if at all. Subsequently, as a result of certain negotiations arising out of the need to modify some of the terms of the original settlement agreement with the plaintiff, the plaintiff required that the Company would issue the same rights to which it was entitled to all the holders of the Class B Warrants, if the Company consummated a merger transaction that met certain criteria. Under the July 1, 2004 final revision to the settlement agreement, which was required by the target company in the currently proposed merger, the plaintiff agreed to eliminate the requirement to issue any rights to itself and others, now or in the future, in connection with any conversion of the Class B Warrants, which provision had been imposed in the original agreement and the prior modification of the original agreement. To achieve a full and final settlement agreement to the law suit of the plaintiff, to satisfy certain outstanding breaches of various terms of the settlement agreement, to obtain the cancellation of the plaintiff's 132,600 Class B Warrants, to obtain the mutual releases of all claims between the parties, and to maintain the covenant not to sue by the plaintiff, the Company has agreed to issue 182,600 shares of common stock to the plaintiff. The finality of the settlement is not contingent on the proposed merger.

      The remaining 225,400 outstanding Class B Warrants continue to be exercisable for one share of common stock at an exercise price of $0.12 per share, commencing upon the consummation of a business combination and ending one year later. The Company will not issue any other securities on their exercise. There can be no assurance that the Class B Warrants will ever be exercisable.

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5:  OTHER INFORMATION

         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1 - Section 302 Certification by CEO

                  31.2 - Section 302 Certification by CFO

                  32.1 - Section 906 Certification by CEO

                  32.2 - Section 906 Certification by CFO

         (b)      Reports on Form 8-K:

      On June 28, 2004, the Company filed a Form 8-K, disclosing under Item 5, disclosing that it had entered into an agreement and plan of merger with Citadel Media, Inc. for the merger of Citadel with and into the Company, with the Company as the surviving corporation under Delaware law.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ORION ACQUISITION CORP. II

Dated:  August 23, 2004
                                                    /s/ Christopher A. Marlett
                                                    ----------------------------
                                                    Christopher A. Marlett
                                                    Chairman, President, and CEO

                                                    /s/ Anthony DiGiandomenico
                                                    ----------------------------
                                                    Anthony DiGiandomenico
                                                    Chief Financial Officer