Form 10QSB
period 2004-09-30
ORION ACQUISITION CORP II
filed 2004-11-18
CIK 1011835

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004
                                        ------------------

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-20837

                           Orion Acquisition Corp. II
                           --------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   13-3863260
               --------                                   ----------
       (State of Incorporation)                (IRS Employer Identification No.)


                       401 Wilshire Boulevard - Suite 1020
            Santa Monica, CA                                90401
            ----------------                                -----
   (Address of principal executive office)               (Zip code)


Registrant's telephone number, including area code: (310) 526-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

As of November 1, 2004, 1,213,507 shares of Common Stock were issued and outstanding.

                                                    ORION ACQUISITION CORP. II
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                                      CONTENTS
                                                September 30, 2004 (unaudited)

================================================================================


                                                             Page
          FINANCIAL STATEMENTS

               Balance Sheets                                  3

               Statements of Operations                        4

               Statements of Cash Flows                      5 - 6

               Notes to Financial Statements                7 - 10

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
================================================================================

                                     ASSETS
                                                                                September 30,
                                                                                    2004
                                                                                ------------
Assets                                                                           (unaudited)
Cash and cash equivalents                                                       $    873,909
Convertible note receivable                                                        1,000,000
Other receivables                                                                     89,822
Deferred tax assets                                                                      221
                                                                                ------------

Total assets                                                                    $  1,963,952
                                                                                ============




Current liabilities
Accounts payable and accrued expenses                                           $     51,390
Related party payable                                                                  1,585
                                                                                ------------

Total current liabilities                                                             52,975
                                                                                ------------


Shareholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 110 shares
         (unaudited) issued and outstanding                                                1

Common stock, $0.01 par value, 10,000,000 shares authorized,
         1,213,507 shares (unaudited) issued and outstanding                          12,135

Additional paid-in capital                                                         2,293,230

Deficit accumulated during the development stage                                    (394,389)
                                                                                ------------

Total shareholders' equity                                                         1,910,977
                                                                                ------------


Total liabilities and shareholders' equity                                      $  1,963,952
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

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF OPERATIONS

 For the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited) and for the Period from October 19, 1995 (Inception) to September 30, (unaudited)

================================================================================

                                                                                                            For the Period from
                                                                                                             October 19, 1995
                                          For the Three Months Ended         For the Nine Months Ended        (Inception) to
                                                September 30,                      September 30,               September 30,
                                        ------------------------------      ------------------------------      ------------
                                            2004              2003              2004              2003              2004
                                        ------------      ------------      ------------      ------------      ------------
                                        (unaudited)        (unaudited)      (unaudited)        (unaudited)       (unaudited)
Operating expenses
General and administrative expenses     $     35,843      $     12,136      $    156,067      $     46,069      $  1,301,521
Shares issued for legal settlement            91,300            91,300            91,300
Stock-based compensation expense                  --                --                --                --           100,000
                                        ------------      ------------      ------------      ------------      ------------

Total operating expenses                     127,143            12,136           247,367            46,069         1,492,821
                                        ------------      ------------      ------------      ------------      ------------

Loss from operations                        (127,143)          (12,136)         (247,367)          (46,069)       (1,492,821)
                                        ------------      ------------      ------------      ------------      ------------

Other income (expense)
Other income                                   1,152                --             1,152                --             3,335
Interest income                               58,558             4,629            63,705            13,448         1,666,003
Interest expense                                  --                --                --                --           (57,694)
                                        ------------      ------------      ------------      ------------      ------------

Total other income  (expense)                 59,710             4,629            64,857            13,448         1,611,644
                                        ------------      ------------      ------------      ------------      ------------

Income (loss) before provision for
income taxes                                 (67,434)           (7,507)         (182,510)          (32,621)          118,822
                                        ------------      ------------      ------------      ------------      ------------

Provision for income taxes                        --                --                --                --           237,570
                                        ------------      ------------      ------------      ------------      ------------

Net income (loss)                       ($    67,434)     ($     7,507)     ($   182,510)     ($    32,621)     ($   118,748)
                                        ============      ============      ============      ============      ============

Basic and diluted loss per share        ($      0.06)     ($      0.01)     ($      0.17)     ($      0.03)
                                        ============      ============      ============      ============

Weighted-average common shares
outstanding                                1,143,276         1,030,907         1,068,363         1,030,907
                                        ============      ============      ============      ============


The accompanying footnotes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
               For the Nine Months Ended September 30, 2004 and 2003 (unaudited)
                            and for the Period from October 19, 1995 (Inception)
                                               to September 30, 2004 (unaudited)
================================================================================

                                                                                              For the
                                                                                            Period from
                                                                                            October 19,
                                                                                                1995
                                                          For the Nine Months Ended        (Inception) to
                                                                September 30,               September 30,
                                                        ------------------------------      ------------
                                                            2004              2003              2004
                                                        ------------      ------------      ------------
                                                         (unaudited)       (unaudited)       (unaudited)
Cash flows from operating activities
      Net loss                                          ($   182,510)     ($    32,621)     ($   118,748)
      Adjustments to reconcile net income
           (loss) to net cash provided by
           (used in) operating activities
              Note discount amortization                          --                --            37,500
              Stock-based compensation expense                    --                --           100,000
              Shares issued for legal settlement              91,300                --            91,300
              (Increase) decrease in
                   Income taxes receivable                        --                --           (33,549)
                   Deferred tax assets                            --                --              (221)
                   Prepaid assets                                 --                --            (3,212)
                   Other assets                                5,064
                   Other receivable                          (58,125)               --           (58,125)
              Increase (decrease) in
                   Accounts payable and accrued               28,738             3,914            51,390
                   expenses
                   Related party payable                       1,585                --             1,585
                                                        ------------      ------------      ------------
Net cash provided by (used in) operating activities         (119,012)          (28,707)           72,984

Cash flows from investing activities
      Purchase of United States Treasury bills                    --                --         1,506,615
      Sales or maturities of investments                          --                --        (1,506,615)
      Funds used for convertible note receivable            (500,000)       (1,000,000)
                                                        ------------      ------------      ------------
Net cash used in investing activities                       (500,000)               --        (1,000,000)


The accompanying footnotes are an integral part of these financial statements.

                                                      ORION ACQUISITION CORP. II
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
   For the Nine Months Ended September 30, 2004 and 2003 (unaudited) and for the
      Period from October 19, 1995 (Inception) to September 30, 2004 (unaudited)
================================================================================

                                                                                     For the
                                                                                   Period from
                                                                                   October 19,
                                                                                      1995
                                                 For the Nine Months Ended       (Inception) to
                                                      September 30,               September 30,
                                              ------------------------------      ------------
                                                  2004              2003              2004
                                              ------------      ------------      ------------
                                               (unaudited)       (unaudited)       (unaudited)

Cash flows from financing activities
      Dividend                                $         --      $         --      ($ 7,200,000)
      Issuance of units and redeemable
           Class B purchase warrants, net
           of offering costs                            --                --         8,677,905
      Issuance of unsecured promissory
           notes                                        --                --           100,000
      Repayment of unsecured
           promissory notes                             --                --          (100,000)
      Proceeds from related party note                  --                --            35,000
      Repayment of related party note                   --                --           (35,000)
      Issuance of founders' shares                      --                --             7,500
      Issuance of private placement
           shares                                       --                --           304,520
      Issuance of convertible preferred
           stock                                        --                --            11,000
                                              ------------      ------------      ------------
New cash provided by financing activities               --                --         1,800,925

Net increase (decrease) in cash                   (619,012)          (28,707)          873,909
                                              ------------      ------------      ------------

Cash, beginning of period                        1,492,921         2,032,710                --
                                              ------------      ------------      ------------

Cash, end of period                           $    873,909      $  2,004,003      $    873,909
                                              ============      ============      ============

Supplemental disclosures of cash flow
information

Income taxes paid                                       --                --      $     61,800
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

     The following potential common shares have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2004 and 2003 because they are not exercisable until after a business combination:


                                                      2004          2003
                                                 --------------  -------------
                                                    (unaudited)   (unaudited)

            Class B Warrants                            225,400        358,000
            Series A Convertible Preferred Stock        110,000        110,000
            Stock option                                 10,000         10,000

     As of July 1, 2004, the Company entered into an agreement to cancel 132,600 of the Class B Warrants, which cancellation was completed on August 5, 2004 upon the issuance of a like number of shares of common stock and other shares for some additional agreements by the Class B Warrant holder.

     Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - CONVERTIBLE NOTES RECEIVABLE

      In connection with a proposed merger, the Company lent an aggregate of $1,000,000 in principal amount to the target under three separate notes of $500,000, $250,000 and $250,000 on December 9, 2003, March 9, 2004 and
      July 2, 2004. The original maturity dates were extended from time to time and notes were due November 1, 2004. The target, on October 28, 2004, repaid $809,653 in principal and interest, extinguishing the December 9, 2003 and March 31, 2004 notes and on November 12, 2004, repaid $256,819 in principal and interest, extinguishing the July 2, 2004 note.

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

NOTE 5 - MERGER AGREEMENT

     On June 23, 2004, the Company entered into an Agreement and Plan of Merger with a target entity that was terminated on September 15, 2004. Under the terms of the Agreement and Plan of Merger Agreement, the Company would have issued shares for the acquisition. As a condition to the merger, the Company was obligated to raise additional capital in a private placement, the funds of which were placed in escrow. Upon termination of the Agreement and Plan of Merger Agreement, the subscription funds were returned to the investors.

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

     Originally, the plaintiff had brought a suit against the Company based on certain breaches of fiduciary duty by the directors and management that took the Company public in 1997, which events were prior to the change to the current management that occurred in 1999. As a settlement to that suit in 2000, the Company agreed to convert the Class B Warrants held by the plaintiff on a one for one basis and issue only to the plaintiff certain rights to acquire additional shares under various specified conditions in the future. The Company had the discretion to make a conversion offer to the other Class B Warrant holders, on whatever terms it decided, if at all. Subsequently, as a result of negotiations arising out of the need to modify some of the terms of the original settlement agreement with the plaintiff, the plaintiff required that the Company would issue the same rights to which it was entitled to all the holders of the Class B Warrants, if the Company consummated a merger transaction that met certain criteria. Under the July 1, 2004 final revision to the settlement agreement, which was required by the target company in the then proposed merger, the plaintiff agreed to eliminate the requirement to issue any rights to itself and others, now or in the future, in connection with any conversion of the Class B Warrants, which provision had been imposed in the original agreement and the prior modification of the original agreement. To achieve a full and final settlement agreement to the law suit of the plaintiff, to satisfy certain outstanding breaches of various terms of the settlement agreement, to obtain the cancellation of the plaintiff's 132,600 Class B Warrants, to obtain the mutual releases of all claims between the parties, and to maintain the covenant not to sue by the plaintiff, the Company issued on August 5, 2004, 182,600 shares of common stock to the plaintiff.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Results for the nine-month period ending September 30, 2004, consisted of investment income earned from Treasury bills and promissory notes, less expenses associated with general and administrative overheads and the expenses associated with negotiating a merger agreement with a potential target and preparing private offering documentation to be consummated in connection with that merger. Overall, income for the nine months ended September 30, 2004, was less than the comparable period for the prior year because of a fall in interest rates on the types of treasury securities in which the Company invests its cash balances and having less capital to invest in such securities as a result of the loans made December 9, 2003, March 9, 2004 and July 2, 2004 to a potential target. The decline in income was partially offset by the interest on these promissory notes. This overall decline in income is expected to continue because of the lower interest rates. Results for the prior period nine months ended September 30, 2003, consisted of investment income earned from Treasury bills, less expenses associated with general and administrative overheads.

     The Company continues to search for a suitable company to complete a business combination or merger. It has entered into a letter of intent with a potential target. The proposed merger of the target into the Company is expected to include a condition to raise capital in a private transaction to fund the continuing operations. The current capital of the Company is enough to fund an acquisition but not reasonably estimated to fund the operations of the potential acquisition target.

     At September 30, 2004, the Company had $873,909 in cash and cash equivalents. Orion will invest its cash assets in U.S. Treasury bills and/or cash until such time as assets are needed for a business combination or use in an acquired business.

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

ITEM 3.  Controls and Procedures.

     An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     Originally, the plaintiff had brought a suit against the Company based on certain breaches of fiduciary duty by the directors and management that took the Company public in 1997, which events were prior to the change to the current management that occurred in 1999. As a settlement to that suit in 2000, the Company agreed to convert the Class B Warrants held by the plaintiff on a one for one basis and issue only to the plaintiff certain rights to acquire additional shares under various specified conditions in the future. The Company had the discretion to make a conversion offer to the other Class B Warrant holders, on whatever terms it decided, if at all. Subsequently, as a result of negotiations arising out of the need to modify some of the terms of the original settlement agreement with the plaintiff, the plaintiff required that the Company would issue the same rights to which it was entitled to all the holders of the Class B Warrants, if the Company consummated a merger transaction that met certain criteria. Under the July 1, 2004 final revision to the settlement agreement, which was required by the target company in the then proposed merger, the plaintiff agreed to eliminate the requirement to issue any rights to itself and others, now or in the future, in connection with any conversion of the Class B Warrants, which provision had been imposed in the original agreement and the prior modification of the original agreement. To achieve a full and final settlement agreement to the law suit of the plaintiff, to satisfy certain outstanding breaches of various terms of the settlement agreement, to obtain the cancellation of the plaintiff's 132,600 Class B Warrants, to obtain the mutual releases of all claims between the parties, and to maintain the covenant not to sue by the plaintiff, the Company issued on August 5, 2004, 182,600 shares of common stock to the plaintiff. The finality of the settlement is not contingent on the proposed merger.

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

         None

ITEM 5:  OTHER INFORMATION

         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             31.1 - Section 302 Certification by CEO

             31.2 - Section 302 Certification by CFO

             32.1 - Section 906 Certification by CEO

             32.2 - Section 906 Certification by CFO

         (b) Reports on Form 8-K:

      On September 17, 2004, the Company filed a Form 8-K, disclosing under Item 1.02, that it had entered into a termination of an agreement and plan of merger with Citadel Media, Inc. for the merger of Citadel with and into the Company, with the Company as the surviving corporation under Delaware law. This Form 8-K, under Item 3.03 also disclosed that the Company was no longer obligated to issue any rights in connection with the Class B Warrants. The Class B Warrants may become exercisable only in the event of a consummation of a merger with a target company, and at that time, will entitle the holder, for one year, to acquire one share of common stock upon payment of $0.12 per share.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ORION ACQUISITION CORP. II
Dated:  November 16, 2004
                                                /s/ Christopher A. Marlett
                                                --------------------------
                                                Christopher A. Marlett
                                                Chairman, President, and CEO


                                                /s/ Anthony DiGiandomenico
                                                --------------------------
                                                Anthony DiGiandomenico
                                                Chief Financial Officer