Form 10KSB
period 2004-12-31
ORION ACQUISITION CORP II
filed 2005-02-11
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to:

Commission file number: 0-20837

Orion Acquisition Corp. II

(name of small business issuer in its charter)

Delaware	13-3863260
(state of incorporation)	(I.R.S. employer identification No.)

501 Second Street, Suite 211 San Francisco, California	94107
(address of principal executive offices)	(zip code)

(415) 543-3470

(telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Redeemable Class B Unit Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes:  ☒    No:  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:    ☐

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $24,017,454.50 (based on the average of the high ask and low bid prices, respectively, of the issuer’s common stock as reported on the OTC Bulletin Board on January 25, 2005, of $3.25 per share).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 28, 2005, there were outstanding an aggregate of 9,581,141 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement with respect to the 2005 Annual Meeting of Stockholders of Orion Acquisition Corp. II, to be filed with the Securities and Exchange Commission (the “Commission”) within 120 days after the close of the fiscal year ended December 31, 2004, of Orion Acquisition Corp. II (the “Proxy Statement”), have been incorporated by reference in Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:    Yes:  ☐    No:   ☒

EXPLANATORY NOTE

As used in this report:

•	“Class B Warrants” refers to the Class B Warrants issued by Orion in its initial public offering in 1996;

•	“the financing” refers to the private placement by Orion of an aggregate of 7,741,935 shares of common stock on December 17, 2004, to certain accredited investors;

•	“Medivation” refers to Medivation, Inc. on or prior to December 17, 2004, the effective date of the merger;

•	“the merger” refers to the merger effective on December 17, 2004, by and among Orion, merger sub and Medivation, pursuant to which Medivation became a wholly owned subsidiary of Orion;

•	“merger sub” refers to the wholly owned subsidiary of Orion that was merged with and into Medivation in connection with the merger;

•	“Orion” refers to Orion Acquisition Corp. II on or prior to December 17, 2004, the effective date of the merger;

•	“preferred stock” refers to the Series A Preferred Stock and the Series B Preferred Stock, collectively, of the company;

•	“the transactions” refers to the financing and the merger, collectively;

•	“warrants” refers to the warrants of the company exercisable for shares of our common stock, including the Class B Warrants; and

•	“We,” “our,” “us” and “the company” refer to Orion and Medivation, collectively, on a consolidated basis after giving effect to the transactions.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this report. These risks are not exhaustive. Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

PART I

Item 1. Description of Business.

The Company

We are a life sciences company based in San Francisco, California. Our business strategy is to identify and acquire development stage medical technologies, including both pharmaceuticals and medical devices, that have promising scientific, clinical and commercial prospects and strong intellectual property positions, and to develop those technologies through a largely outsourced model to achieve value-enhancing milestone events. If we successfully reach such milestone events, we will then consider selling or partnering a given program to a larger pharmaceutical or medical device company or, alternatively, to continue development ourselves to achieve the next milestone event. We believe that our competitive advantages are our ability to identify and acquire medical technologies with favorable risk/reward ratios, our focus on rapid development, and our use of largely outsourced development functions, which allows us to minimize infrastructure and fixed costs and maximize flexibility.

We have acquired and are currently developing two technologies, both of which are small molecule drugs targeted at Alzheimer’s disease. Our lead product candidate, Dimebon, is scheduled to enter a randomized, double-blind, placebo-controlled Phase II efficacy study in Alzheimer’s disease patients in Russia in the second or third quarter of 2005. Our second product candidate, NT0904, is in the preclinical research phase. We are also evaluating other medical technologies for potential acquisition, and will continue to do so. We will consider medical technologies based on their scientific, clinical and commercial potential, and intellectual property position, and will not limit ourselves to neurology or any other specific field of medicine.

The company is the product of the merger between Medivation and merger sub, a wholly owned subsidiary of Orion, which was completed as part of the transactions, including the merger and the financing, on December 17, 2004. Prior to the merger, Orion had not engaged in any substantive commercial operations, and Medivation was a privately held life sciences company. Orion was incorporated in Delaware in October 1995 for the purpose of acquiring an operating business by purchase, merger, combination or otherwise. Medivation was incorporated in Delaware in September 2003.

Consistent with our strategy of outsourcing key development functions, as of January 28, 2005, we had only three employees, all of whom are full-time, and use consultants to provide the majority of our development activities.

The Transactions

On December 17, 2004, Orion entered into an agreement and plan of merger by and among Orion, merger sub and Medivation, providing for the merger of the merger sub with and into Medivation, and pursuant to which Medivation became the surviving corporation and a wholly owned subsidiary of Orion. Pursuant to the merger agreement, each outstanding share of common stock of Medivation was converted into 0.122935 shares of the Series B Preferred Stock of the company. In addition, in connection with the transactions, Orion entered into purchase agreements with respect to the private placement by Orion of an aggregate of 7,741,935 shares of common stock to certain accredited investors at a price of $1.55 per share.

At the next annual meeting of the holders of our common stock, we will propose for approval an amendment to our amended and restated certificate of incorporation to change the name of the company to “Medivation, Inc.”

The Alzheimer’s Disease Opportunity

Alzheimer’s disease, the leading cause of dementia, is characterized by the progressive loss of memory, thinking (cognitive function) and the ability to perform the activities of daily living (global function). According to the Alzheimer’s Association, Alzheimer’s disease currently affects approximately 4.5 million people in the

U.S., including as many as 10% of people aged 65 and older and nearly 50% of those aged 85 and older. Due to the aging baby boomer population and the increased prevalence of Alzheimer’s disease in older populations, the Alzheimer’s Association has projected that Alzheimer’s disease cases in the U.S. will rise to as many as 16 million by 2050 unless a cure or prevention is found. According to a published article in Scientific American, worldwide cases of Alzheimer’s disease are expected to reach 22 million by 2025. Alzheimer’s disease kills 100,000 people per year in the U.S. According to the Alzheimer’s Association, on average between three and 20 years pass between a patient’s initial diagnosis with Alzheimer’s disease and his or her death, with an average duration of eight years. The Alzheimer’s Association has estimated that total annual expenditures on Alzheimer’s disease in the U.S. exceed $100 billion annually, and that the average lifetime cost per Alzheimer’s disease patient is $174,000.

FDA-Approved Therapeutics and Purported Mechanisms of Action

The precise physical changes in the brain that produce Alzheimer’s disease are complex and not completely understood. However, the two best-validated drug targets for Alzheimer’s disease are cholinesterase and the N-methyl-D-aspartate receptor, or NMDA receptor. There are only four currently used drugs that the U.S. Food and Drug Administration has approved for the treatment of Alzheimer’s disease. Three of these drugs are believed to inhibit cholinesterase, and one is believed to inhibit the NMDA receptor. These four drugs and their respective marketers, FDA approval dates (as listed in the FDA’s on-line edition of its Orange Book) and purported mechanisms of action are set forth in the following table.

Drug	Marketed by	FDA Approval	Purported Mechanism
Aricept® (donepezil)	Pfizer Inc./Eisai Co., Ltd.	November 25, 1996	Cholinesterase inhibition
Exelon® (rivastigmine)	Novartis AG	April 21, 2000	Cholinesterase inhibition
Reminyl® (galantamine)	Johnson & Johnson	February 28, 2001	Cholinesterase inhibition
Namenda® (memantine)	Forest Laboratories, Inc.	October 16, 2003	NMDA receptor inhibition

Cholinesterase

Acetylcholine is a specialized brain chemical or neurotransmitter which is important for normal brain function. In Alzheimer’s disease, a loss of function in areas of the brain associated with memory, cognitive function and global function occurs. Levels of acetylcholine are lower than normal in the brains of patients with Alzheimer’s disease. The impairment of memory, cognitive function and global function seen in Alzheimer’s disease has been attributed, at least in part, to these lower levels of acetylcholine. Acetylcholine is normally degraded by an enzyme called cholinesterase. Inhibition of cholinesterase results in less degradation of acetylcholine and therefore an increase in acetylcholine levels. Aricept®, Exelon® and Reminyl®, which the FDA has approved for the treatment of mild-to-moderate Alzheimer’s disease, all are purported to work by inhibiting cholinesterase and thereby increasing brain levels of acetylcholine.

NMDA Receptor

Glutamate is one of the most important neurotransmitters in the human body, accounting for approximately 70% of all synapses (junctions between two cells) in the central nervous system. Glutamate as a neurotransmitter activates brain cells (neurons) by binding to a receptor on the neuron cell surface called the NMDA receptor. In normal brain function, binding of the NMDA receptor by glutamate initiates an influx of calcium into the neuron, which plays a role in normal brain function. One theory of the underlying physical changes (pathophysiology) that occur in the brains of Alzheimer’s disease patients, known as the “excitotoxicity” theory, holds that the NMDA receptor is excessively activated by glutamate. According to this theory, excessive activation of the NMDA receptor by glutamate in Alzheimer’s disease patients causes excessive quantities of calcium to enter neurons, which in turn kills or damages the neurons and causes some of the impaired brain functions seen in Alzheimer’s disease. The drug most recently approved by the FDA to treat Alzheimer’s disease, Namenda®, is purported to work by inhibiting the NMDA receptor.

Combination Therapy

Namenda combined with Aricept® is significantly more effective in treating the symptoms of Alzheimer’s disease than Aricept® alone. A study published in the Journal of the American Medical Association concluded that Namenda® combined with Aricept® is significantly more effective in treating the symptoms of Alzheimer’s disease than Aricept® alone. This study compared the use of a combination of Namenda®, an NMDA receptor inhibitor, and Aricept®, a cholinesterase inhibitor, to Aricept® alone in 404 patients with moderate-to-severe Alzheimer’s disease. After six months of dosing, patients who took the combination therapy (Namenda® plus Aricept®) had significantly better outcomes on measurements of cognition, activities of daily living, global outcome and behavior compared to patients who took Aricept® alone. This study was reported by its authors to be the first to show superiority of dual target inhibition (NMDA receptor and cholinesterase inhibition) over single target inhibition (cholinesterase inhibition only) in Alzheimer’s disease patients. This study suggests that combination therapy directed at both cholinesterase and the NMDA receptor eventually may become an important clinical approach to treating Alzheimer’s disease.

Market Size

Based on financial information publicly disclosed by the marketers of Alzheimer’s disease therapeutics, these drugs constitute more than a billion dollar market per year worldwide. Aricept®, the largest selling cholinesterase inhibitor, generated more than $1 billion in combined global sales for Pfizer Inc. and Eisai Co., Ltd. in 2002, while Exelon®, the second largest-selling cholinesterase inhibitor, generated $367 million in global sales for Novartis AG in 2003. While Forest Laboratories, Inc.’s NMDA receptor antagonist Namenda® was only approved in October 2003, by September 30, 2004, it already had achieved sales of $173 million in its first three quarters on the market.

The market performance of the existing Alzheimer’s disease therapeutics is particularly noteworthy given that their clinical performance to date has been modest. Specifically, none of the drugs approved by the FDA to treat Alzheimer’s disease has been proven to prevent or slow the underlying process of brain deterioration (neurodegeneration) in patients with Alzheimer’s disease. Rather, these drugs have been shown only to address the symptoms of Alzheimer’s disease—primarily loss of cognitive and global function. Furthermore, in the studies submitted in support of applications for FDA approval of these drugs, none of these drugs was shown to improve both cognitive and global function in the patients studied. Thus, we believe that there is room for improvement in this large and growing pharmaceutical market, and have chosen to invest in our Dimebon and NT0904 programs based in part on that belief. However, our ability to achieve this objective is subject to a high level of risk. See “Risk Factors—Risks Related to our Product Development Candidates.”

Our Dimebon Program

Background

Dimebon is a Russian drug which was approved in 1983 by the Ministry of Health of the Soviet Union for use as an oral antihistamine. According to the manufacturer of Dimebon sold in Russia, more than 28 million doses of the drug have been manufactured for human use in Russia since Dimebon’s approval in 1983. Dimebon has been used in Russia for the treatment of allergic conditions such as allergic rhinitis and allergic dermatitis.

In the early 1990s, scientists at the Institute of Physiologically Active Compounds in Chernogolovka, Russia, a scientific institute of the Russian Academy of Sciences, began screening large libraries of chemical compounds for NMDA receptor inhibition, based on data that implicated dysfunctional NMDA receptor activation in Alzheimer’s disease. The Institute of Physiologically Active Compounds researchers identified a class of molecules, called gamma carbolines, which they believed to inhibit the NMDA receptor. Based on their further research, the Institute of Physiologically Active Compounds scientists concluded that Dimebon, a gamma carboline derivative, interacted with the NMDA receptor in a manner that rendered it a suitable candidate for further development work. The Institute of Physiologically Active Compounds researchers later performed experiments showing that Dimebon also appears to inhibit cholinesterase—a drug target which became validated in 1993 when the FDA approved the first purported cholinesterase inhibitor for the treatment of Alzheimer’s disease—and mitochondrial permeability transition pores—a drug target which, while not validated for the treatment of Alzheimer’s disease, has been linked to Alzheimer’s disease in the published literature.

Dimebon’s Purported Mechanisms of Action

Dimebon appears to inhibit both of the two FDA-validated drug targets for Alzheimer’s disease—the NMDA receptor and cholinesterase. Experiments performed at the Institute of Physiologically Active Compounds in Russia compared the ability of both Dimebon and Namenda® (the NMDA receptor inhibitor approved by the FDA in 2003 to treat moderate-to-severe Alzheimer’s disease) to inhibit the NMDA receptor. These experiments showed that both Dimebon and Namenda® appeared to inhibit the NMDA receptor, but with differing affinities depending on the type of neuron involved. The range of affinities of each drug for the NMDA receptors on various types of neurons overlapped in this experiment, although in the majority of neurons tested Namenda® appeared to inhibit the NMDA receptor with higher affinity than did Dimebon. Confirmatory experiments performed by a U.S. contract laboratory repeated the Russian findings that Dimebon appears to inhibit the NMDA receptor, although with a lower affinity than does Namenda®. Low affinity of a product candidate for its target is frequently considered to be an undesirable characteristic from a drug development standpoint. However, the optimal level of affinity with which a drug must bind the NMDA receptor, and the particular types of neurons in which such binding must occur, to safely and effectively treat Alzheimer’s disease is not known.

Experiments performed at the Institute of Physiologically Active Compounds in Russia, and confirmed in two U.S. contract laboratories, have demonstrated that Dimebon also inhibits both of the two primary forms of cholinesterase—acetylcholinesterase and butyrylcholinesterase. Each of the cholinesterase inhibitors approved by the FDA to treat Alzheimer’s disease also inhibits both the acetyl and the butyryl forms of cholinesterase. Based on published data regarding the affinities with which the three FDA-approved cholinesterase inhibitors bind their targets, Dimebon appears to inhibit butyrylcholinesterase more strongly than do two of the three FDA-approved drugs, while all three of the FDA-approved drugs inhibit acetylcholinesterase more strongly than Dimebon appears to do. The optimal level of affinity with which a drug must bind cholinesterase—whether the acetyl form, the butyrl form, or both forms—to safely and effectively treat Alzheimer’s disease is not known.

Dimebon also may block mitochondrial permeability transition pores, a potential new drug target for the treatment of Alzheimer’s disease. Experiments conducted at the Institute of Physiologically Active Compounds in Russia have demonstrated that Dimebon inhibits the ability of substances to flow into and out of mitochondria (structures located within cells that are responsible for generating energy). In this experiment, the Institute of Physiologically Active Compounds scientists administered APß 25-35 to a preparation of mitochondria in a test tube. APß 25-35 is a fragment of the beta amyloid peptide, which is believed to play a leading role in the pathophysiology of Alzheimer’s disease, and is known to cause mitochondria to swell, presumably by increasing the permeability of the mitochondrial walls. Dimebon was then administered to the mitochondria that had been treated with APß 25-35, and found to reduce this mitochondrial swelling, presumably by reducing the mitochondrial wall permeability caused by the APß 25-35. The scientists who conducted these experiments believe that Dimebon achieves this effect by blocking a type of pore, called mitochondrial permeability transition pores, through which substances pass into and out of mitochondria.

Blocking mitochondrial permeability transition pores is not a validated mechanism for treating Alzheimer’s disease. However, there is scientific basis to believe that this activity may be relevant in treating Alzheimer’s disease. One of the theories of the underlying pathophysiology of Alzheimer’s disease holds that the disease is caused in part by the death of neurons. Studies in the published literature have shown that opening mitochondrial pores can lead to neuron death by allowing excess calcium to flow between the cytoplasm (the area of the cell surrounding the mitochondria) and the mitochondria, and by allowing so-called “suicide factors” (substances which induce cells to kill themselves) to escape from the mitochondria into the cytoplasm. The Russian experiment described above suggests that Dimebon can reduce mitochondrial permeability induced by APß 25-35, whether by means of blocking mitochondrial permeability transition pores or through some other mechanism, which for the above reasons may protect neurons from dying.

Preclinical Data

Preclinical experiments performed at the Institute of Physiologically Active Compounds in Russia have shown Dimebon to improve learning and memory in two animal models of Alzheimer’s disease.

The Rat Active Avoidance Test. In the first model—called the rat active avoidance test—a rat is housed in a box with two chambers separated by a wall, each with a light overhead. The floor of the box is metallic and is engineered so that a few seconds after the overhead light in a chamber is turned on, an electrical shock is transmitted to the floor beneath the light. The rat quickly learns to move to the adjacent, non-electrically charged chamber as soon as the overhead light is turned on.

In this model, a condition of memory and cognition impairment was generated by injecting AF64A into the brains of rats. AF64A is a neurotoxin that, when injected into rat brains, appears to impair the rats’ cognition and memory. In this study, 75 rats were divided into four groups. The first group of animals was the control group, and received injections of saline only, while the second, third and fourth groups were injected with the neurotoxin. On the second day after these injections, and for each of the next ten days, the three neurotoxin-treated groups received, respectively, placebo, Dimebon and Tacrine (the first cholinesterase inhibitor approved by the FDA to treat Alzheimer’s disease, but no longer in use). After these treatments, the rats were trained to complete the active avoidance test, and then formal testing was begun. Trained animals were tested for the number of times they were able successfully to avoid electrical shock, as well as for time required to move to the non-electrically charged chamber of the box.

The performance level in the active avoidance test of rats that did not receive neurotoxin, measured by the number of times the rats successfully completed the test, was defined as 100. Based on that scale, the performance level of rats receiving the neurotoxin but neither Dimebon or Tacrine dropped to 65. By contrast, the performance of neurotoxin-treated rats that also received Dimebon or Tacrine was 90, a result 38% better than that of the neurotoxin-treated rats that received only placebo and almost as good as that of the control rats—which did not receive any neurotoxin. The relative benefits of Dimebon and Tacrine were even higher when the rats were evaluated on whether they could successfully complete the active avoidance test eight times consecutively. The performance level of the control animals on this test again was defined as 100, and dropped to 40 in the neurotoxin-treated rats that were not given either Dimebon or Tacrine. For the neurotoxin-treated rats that received Dimebon or Tacrine, the performance level in completing the active avoidance test eight times in a row was 90, a result 125% better than that of the neurotoxin-treated rats that received only placebo and almost as good as that of the rats that did not receive any neurotoxin. Based on these two measurements of successful completion, Dimebon and Tacrine performed comparably in this experiment.

When measured based on time needed for the rats successfully to complete the active avoidance test, Dimebon and Tacrine again both performed better than placebo, but in this instance Dimebon also performed better than Tacrine. Specifically, the control rats required on average 4.8 seconds to complete the active avoidance test, while the animals receiving neurotoxin required more time—on average 5.5 seconds—to do so. By contrast, the Tacrine-treated rats completed the test in an average of four seconds, and the Dimebon-treated rat required only an average of three seconds to do so. It is noteworthy that, based on the time to completion measurement in this experiment, both the Dimebon and Tacrine-treated animals performed better than the animals that did not receive any neurotoxin.

The Morris Rat Water Maze Test. In this model, a rat swims in a six-foot diameter vat of water with a small submerged platform which the swimming rat cannot see. An overhead video camera tracks the rat’s swimming path, which is digitized, mapped and measured. The rat swims randomly in the vat of water with no place to rest until it finds the submerged platform. The rat is trained to find the platform and once it does and remembers the location of the platform, the route that the rat takes from its starting place to the platform becomes more direct and less random. Control rats eventually learn and remember the location of the platform and swim in a fairly direct route to the platform.

In these experiments, rats received injections of the neurotoxin AF64A directly into their brains. One day after the neurotoxin was administered, rats were treated orally with placebo, Aricept®, Namenda® or Dimebon, respectively, for approximately three and one-half weeks. For approximately the first week and a half of treatment, the rats were trained to find the submerged platform. Training was then stopped, and assessments of memory (“retention”) were made at approximately 2 weeks (“retention 1”) and approximately 4 weeks (“retention 2”).

The results of these experiments are depicted in the chart below. Neurotoxin-treated animals that were not also treated with any drug did not learn or remember the location of the platform and swam randomly. By contrast, neurotoxin-treated animals which were also treated with Aricept®, Namenda® or Dimebon all showed comparable improvement in their ability to learn and remember the platform’s location, as indicated by the more direct (less random) swimming pattern to the submerged platform. After drug treatment was discontinued at the end of approximately three and a half weeks, rats treated with Aricept® appeared to forget the location of the submerged platform, as evidenced by their swimming pattern becoming more random and less direct, while rats treated with Namenda® or Dimebon continued to remember the location. In this regard, Namenda® and Dimebon, which both appear to inhibit the NMDA receptor, appeared in these experiments to perform better than Aricept® in durability of response.

Clinical Data

Dimebon appeared to improve some aspects of memory, cognitive and global function in a pilot open-label clinical study in 14 Alzheimer’s disease patients conducted at the Moscow Center for Gerontology in Russia. The patients were treated with oral Dimebon, three times daily for two months. Patients’ memory, cognitive and global function were assessed by two psychiatric scales, the Hasegawa Dementia Scale and a scale developed by one of the investigators in the study, called the Bukatina Scale. Baseline scores for individual patients were determined prior to drug treatment and then subsequent memory and functional assessments were performed by two psychiatrists on patients treated open-label with Dimebon. After two months of Dimebon treatment, treatment was stopped and patient psychiatric assessments for memory and cognitive function continued for an additional two months. Patients treated with Dimebon experienced an improvement in memory and cognition after two months of therapy, although the endpoints used in this study were not those currently required by the FDA for approval of Alzheimer’s disease therapeutics and the study was not placebo-controlled. Furthermore, after Dimebon was discontinued at week eight, a deterioration in cognitive function in the Alzheimer’s disease patients was observed.

Development Plan for our Dimebon Program

Our business strategy for our Dimebon program is to advance development as quickly and efficiently as possible to the most significant near term value-enhancing milestone event—the generation of Phase II efficacy data from a rigorously conducted clinical trial in Russia. We also intend simultaneously to pursue development of Dimebon in the U.S.

Development in Russia

We have received approval from the Russian Ministry of Health to conduct a Phase II efficacy study of Dimebon in Russia, subject to ethics committee approval of any amendments we may choose to make to our approved protocol for this study. This randomized, double-blind, placebo-controlled study will enroll up to 160 patients with mild-to-moderate Alzheimer’s disease at approximately ten to fifteen sites. We intend to perform this study in compliance with good clinical practices, using Dimebon produced under current good manufacturing practices. We expect the treatment period (six months) and study endpoints to reflect those used in pivotal registration studies for drugs previously approved by the FDA to treat Alzheimer’s disease, in order to maximize the persuasive value of the data generated. We have been advised by our regulatory consultants that this study, if conducted in compliance with good clinical practices using drugs produced under current good manufacturing practices, will be submissible to regulatory agencies in the U.S. and Europe. We expect to begin this study in the second or third quarter of 2005 and to complete it by June 2006. However, we caution you that this is a forward-looking statement and subject to significant risk and uncertainty. See “Forward-Looking Statements.”

Development in the United States

Simultaneously with the Russian Phase II study, we intend to embark upon a traditional FDA registration pathway for Dimebon in the U.S. Because Dimebon has not previously been approved for use in the U.S., this pathway will entail generating data from animal testing required to support an investigational new drug application to the FDA, and obtaining FDA approval of the investigational new drug application, before we can begin human testing in the U.S.

Potential Future Indications for Dimebon

Anti-Aging Indications

In an experiment performed at the Institute of Physiologically Active Compounds in Russia, Dimebon was shown to reduce certain aging-associated conditions, and to increase survival, in normally aging mice. In this study, 100 normally aging mice, which have a typical lifespan of approximately two years, were given either Dimebon (dissolved in their daily drinking water, 50 mice) or a placebo (drinking water control, 50 mice) for 13 months. Dimebon was found to reduce several common signs of aging—cataracts (80% reduction), balding (42% reduction) and cachexia (age-associated weight loss). Most significantly, Dimebon was shown to prolong survival in this experiment. At the end of the study, 83% more mice were alive in the Dimebon group than in the control group. The survival data from this study are depicted in the chart below. The results of this study suggest that the prevention and/or treatment of cataracts, balding and cachexia may all be potential future indications for Dimebon. We own a pending patent application based on the results of this study. See “Description of Business—Intellectual Property.”

Prolonging Survival in Pets

We believe that the 83% survival advantage observed in the Institute of Physiologically Active Compounds mouse study is noteworthy. While developing a drug to prolong survival in humans would require extremely long and costly clinical studies, development of Dimebon as a treatment to prolong survival in pets would require significantly less time and cost and may represent a significant market opportunity for us. We intend to explore the feasibility of this potential opportunity, including by entering into exploratory discussions with potential collaborators in the pet food industry.

The NT0904 Program

We own a pending patent application covering a group of potential small molecule drugs in a class of compounds known as alkylisothioureas. Scientists at the Institute of Physiologically Active Compounds in Russia have performed laboratory and animal tests on various members of this compound family. The specific molecule that generated the most interesting results in those experiments is known as NT0904.

Experiments performed at the Institute of Physiologically Active Compounds in Russia have shown that NT0904 appears to inhibit the NMDA receptor with an affinity comparable to that of Namenda®, the NMDA receptor inhibitor approved by the FDA in October 2003 to treat moderate-to-severe Alzheimer’s disease. In addition, in these experiments NT0904 also appeared to enhance or potentiate the activity of a second drug target known as the AMPA receptor. Drugs that enhance the activity of the AMPA receptor are sometimes referred to in the published literature as “ampakines.” Reports in the published literature have hypothesized that ampakines may enhance memory in general, and in particular that they may help reduce the loss of memory experienced by Alzheimer’s disease patients.

Scientists at the Institute of Physiologically Active Compounds in Russia studied the effects of NT0904 in the Morris Rat Water Maze Test—the same animal model of Alzheimer’s disease in which they tested Dimebon as described above. In these experiments, rats were divided into five groups. Animals in group (a) were the controls, and did not receive either neurotoxin or any drug. Animals in group (b) received injections of the neurotoxin AF64A directly into their brains, but did not receive any drug. Animals in groups (c), (d) and (e) received both neurotoxin and a drug—with animals in group (c) receiving Aricept®, those in group (d) receiving Namenda® and those in group (e) receiving NT0904. The results of these experiments, depicted below, show that rats receiving Aricept®, Namenda® and NT0904 (groups (c), (d) and (e)) showed improvement in their ability to learn and remember the platform’s location, as indicated by the more direct (less random) swimming pattern to the submerged platform, as compared to neurotoxin-treated rats that did not receive any drug (group (b)).

The AMPA receptor is not a validated target for memory enhancement, Alzheimer’s disease or any other condition. However, we believe that the laboratory and animal data summarized above are interesting, and we therefore intend to conduct further research on NT0904 to determine whether or not to begin preclinical development of that molecule to treat Alzheimer’s disease, to enhance memory or for some other neurological indication.

Intellectual Property

As of January 28, 2005, we owned issued patents in the U.S., Europe and Hong Kong covering the use of Dimebon and certain related compounds to treat neurodegenerative diseases, including Alzheimer’s disease. A corresponding patent application is pending in Canada, and a continuation application is pending in the U.S. We also own a pending patent application claiming the use of Dimebon for anti-aging purposes, and a pending patent application claiming NT0904 and related compounds and their use. We own all of this intellectual property and have full control over prosecution and enforcement against potential infringers. We intend to prosecute this intellectual property in the U.S., Europe and other jurisdictions that we deem appropriate.

Neurodegenerative Diseases

Medivation owns patent rights covering the use of Dimebon and related compounds to treat neurodegenerative diseases, including Alzheimer’s disease. These rights include one issued patent in each of the U.S., Europe and Hong Kong, and a pending patent application in each of the U.S. and Canada. The U.S. patent (U.S. 6,187,785) was issued on February 13, 2001, and the European patent (EP 0 876 818 B1) was issued on December 18, 2002. The U.S. and European patents expire in October 2016. However, if we succeed in receiving regulatory approval to sell Dimebon, then under current laws our patent protection for Dimebon for the first approved indication may be eligible for extension for up to five additional years. A continuation application is pending in the U.S. We purchased these patent rights from Selena Pharmaceuticals, Inc. on October 10, 2003.

Anti-Aging

Medivation owns a patent application claiming the use of Dimebon and certain related compounds as anti-aging agents. This patent application, which was filed in Russia in December 2003 and internationally under the Patent Cooperation Treaty in December 2004, is based on the results of the 13-month mouse study described elsewhere in this report. If any patents issue on this application, they generally will have a term ending in December 2024. We purchased this patent application on March 21, 2004, from its inventors, both of whom are scientists at the Institute of Physiologically Active Compounds in Chernogolovka, Russia.

NT0904 Compounds

Medivation also owns a pending patent application claiming this class of small molecules and their uses to treat certain neurological diseases. This patent application was filed in Russia in December 2002 and internationally under the Patent Cooperation Treaty in December 2003. If any patents issue on this application, they generally will have a term ending in December 2023, subject to potential patent term extensions based on time required to obtain regulatory approval for products covered by the patent application. We purchased this patent application from the Institute of Physiologically Active Compounds on July 13, 2004.

Institute of Physiologically Active Compounds Partnership

On March 24, 2004, we entered into a preferred partnership letter agreement with the Institute of Physiologically Active Compounds. Under this agreement, Medivation has the right of first negotiation on any inventions made in the laboratory of Dr. Sergey Bachurin at the Institute of Physiologically Active Compounds within the fields of (a) Dimebon and certain related compounds; (b) diagnosis, treatment and prevention of diseases and disorders of the brain; and (c) anti-aging. Dr. Bachurin is an inventor on all of our existing patents and patent applications. In return, Medivation granted the Institute of Physiologically Active Compounds rights of first negotiation to perform any animal experiments required by Medivation for which the Institute of Physiologically Active Compounds has the capability to perform in a timely manner and in compliance with all applicable regulatory requirements. The term of this agreement ends on March 24, 2007. We purchased the anti-aging and NT0904 patent rights, described above, pursuant to the exercise of our rights of first negotiation under this agreement with the Institute of Physiologically Active Compounds.

Intellectual Property Protection

We require our employees and consultants to execute non-disclosure and proprietary rights agreements at the beginning of employment or consulting arrangements with us. These agreements acknowledge our exclusive ownership of all intellectual property, including, but not limited to patents, developed by the individual during the course of his or her work with us and require that all proprietary information disclosed to the individual remain confidential. We intend to enforce vigorously our intellectual property rights if infringement or misappropriation occurs.

Competition

The drug development market is intensely competitive in general, and the market for developing Alzheimer’s disease drugs is particularly competitive. There are four drugs currently marketed to treat Alzheimer’s disease, and these drugs all target at least one of the same mechanisms as does Dimebon. Companies marketing these FDA-approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Pfizer Inc., Novartis AG and Johnson & Johnson.

In addition to the four currently marketed Alzheimer’s disease therapeutics, dozens of additional small molecule and recombinant protein candidates targeting many disparate mechanisms believed to play a role in the pathogenesis of Alzheimer’s disease are currently in development. General classes of agents currently in development by other companies for the treatment of Alzheimer’s disease, arranged by purported mechanism of action, include the following:

•	Neuroprotection strategies

•	Antioxidants

•	Anti-inflammatories

•	Hormonal agents

•	Neurotrophic factors

•	Anti-excitotoxicity agents

•	AMPA receptor modulators

•	Anti-apoptosis agents

•	Amyloid protein ß lowering/disrupting strategies

•	Neuroregenerative strategies

•	Neural cell implants

•	Downstream compensatory strategies

•	Cholinesterase inhibitors

•	Cholinergic agonists

•	GABA antagonists

•	Nutriceuticals

Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than Medivation.

If we are able to obtain regulatory approval to sell Dimebon or any other product to treat Alzheimer’s disease, we will face significant competition from the approved Alzheimer’s disease drugs, as well as from any of the drugs currently under development that may subsequently be approved, as mentioned above. Bases on which we would have to compete successfully include efficacy, safety, price and cost-effectiveness. In addition, we would have to compete against these other drugs with several different categories of decision makers—including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our Alzheimer’s disease drug candidates is approved, we cannot guarantee that we will be able to compete successfully on any of these bases. See “Risk Factors—Risks Related to our Business.”

Manufacturing

We have entered into an agreement with a U.S. contract laboratory to manufacture bulk Dimebon drug substance for use in our preclinical and clinical studies. The laboratory has manufactured 16 kilograms of Dimebon drug substance, under current good manufacturing practices conditions. We expect this to be sufficient drug substance to supply all of our requirements for our upcoming Phase II efficacy study in Russia and for our investigational new drug-enabling preclinical studies in the U.S. We also have entered into an agreement with a second U.S. contract laboratory to manufacture finished Dimebon tablets, under current good manufacturing practices conditions, for use in our upcoming Phase II clinical study in Russia. Work on this project began in January 2005. We selected both contract laboratories under a competitive bidding process in which we received bids from multiple vendors. We believe that sufficient raw materials and manufacturing capacity exist to produce all of our requirements for Dimebon bulk substance and finished Dimebon tablets for the foreseeable future, in a timely and cost-effective manner.

Scientific and Clinical Advisory Board

We maintain a Scientific and Clinical Advisory Board comprised of scientists and physicians with experience relevant to our company and our product candidates. Members of the Scientific and Clinical Advisory Board have agreed to consult and advise us in their respective areas of expertise. We have placed special emphasis on identifying members of the Scientific and Clinical Advisory Board with expertise in the treatment of Alzheimer’s disease. As of January 28, 2005, the Scientific and Clinical Advisory Board consisted of the following members:

Paul Aisen, M.D. Dr. Aisen is a Professor of Neurology and Medicine, Vice Chair of the Department of Neurology and the Director of the Memory Disorders Program at Georgetown University School of Medicine. Dr. Aisen was one of the first Alzheimer’s disease clinical trialists in the U.S., and was an investigator in the pivotal FDA registration studies for Namenda®. Dr. Aisen also serves as the Associate Director of the Alzheimer’s Disease Comparative Study Group.

Sergey Bachurin, Ph.D., D.Sc., Prof. Dr. Bachurin is the lead inventor of our current technologies. Dr. Bachurin is the Vice Director of the Institute of Physiologically Active Compounds in Chernogolovka, Russia, and a member of the Russian Academy of Sciences. Dr. Bachurin has served as a visiting scholar at several U.S. academic research centers, including the University of California, San Francisco, Tufts University and St. Elizabeth’s Medical Center.

Rachelle Doody, M.D., Ph.D. Dr. Doody is the Effie Marie Cain Professor and Director of Alzheimer’s Disease Research at the Alzheimer’s Disease and Memory Disorder Center at Baylor College of Medicine. Dr. Doody participated in the development of CIBIC-plus, one of the primary cognitive assessment endpoints that the FDA has used for the currently approved Alzheimer’s drugs. Dr. Doody has worked on clinical studies for all of the FDA-approved cholinesterase drugs for Alzheimer’s disease.

Benjamin Lewin, Ph.D. Dr. Lewin is the founding editor of Cell, a leading international journal in the field of biology and, until 1999, also served as the Chief Executive Officer of the publisher of Cell, Cell Press. Dr. Lewin holds a M.Sc. from the University of London, and a M.A. and a Ph.D. from the University of Cambridge. Dr. Lewin also has authored multiple books and scientific publications in the field of genetics.

Roger Tung, Ph.D. Dr. Tung has had more than twenty years of experience in scientific and scientific management positions at the Squibb Institute for Medical Research, Merck Research Laboratories and Vertex Pharmaceuticals Incorporated, serving most recently as Vice President, Drug Discovery, of Vertex Pharmaceuticals Incorporated in San Diego from February 2002 until January 2005. Dr. Tung discovered both of the currently marketed products of Vertex Pharmaceuticals Incorporated, and is an inventor on 33 issued U.S. patents. Dr. Tung holds a Ph.D. in Pharmaceutical Chemistry from the University of Wisconsin – Madison.

Employees

Consistent with our strategy of outsourcing key development functions, as of January 28, 2005, we had three employees, all of whom are full-time. In addition to our employees, we hire consultants from time to time to provide the majority of our development functions.

Item 2. Description of Property.

We currently lease approximately 3,000 square feet of office space in one building located at 501 Second Street, Suite 211, San Francisco, California 94107 for all of our operations. The telephone number at our office is (415) 543-3470. Our lease expires in October 2005. We believe that this facility is adequate for our business needs, both currently and for the foreseeable future.

Item 3. Legal Proceedings.

The company is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the 2004 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Common Stock Prices

Our common stock is quoted on the OTC Bulletin Board under the symbol “MTMR.” The following table sets forth on a per share basis the high and low bid prices, respectively, of our common stock as reported on the OTC Bulletin Board for the periods indicated. The company is the product of the merger between Medivation and a wholly owned subsidiary of Orion, which was completed as part of the transactions, including the merger and the financing, on December 17, 2004. Prior to the merger, Orion had not engaged in any substantive commercial operations. Accordingly, prices in the table below for any period prior to the transactions do not reflect the commercial operations of Medivation.

	High Bid	Low Bid
Year ended December 31, 2003
First quarter	$0.75	$0.45
Second quarter	$0.85	$0.51
Third quarter	$0.85	$0.81
Fourth quarter	$1.01	$0.81
Year ended December 31, 2004
First quarter	$1.70	$0.98
Second quarter	$7.00	$1.70
Third quarter	$3.40	$1.50
Fourth quarter	$4.10	$0.55

On January 25, 2005, the average of the high ask and low bid prices, respectively, of our common stock as reported on the OTC Bulletin Board on January 25, 2005, was $3.25 per share. According to the records of our transfer agent, American Stock Transfer & Trust Company, as of December 14, 2004, we had 15 holders of record of common stock.

The source of the information provided in the table above is the OTC Bulletin Board®, Quarterly Trade and Quote Summary Report, and represents prices between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Dividend Policy

We have not in the past paid, and do not expect for the foreseeable future to pay, dividends on our common stock. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used for working capital and other general corporate purposes. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Equity Compensation Plans

The following table sets forth certain information concerning shares of our common stock issuable and available for issuance under our stockholder approved and non-stockholder approved equity compensation plans, in each case as of December 31, 2004. All such options were issued to consultants of Medivation under an equity compensation plan approved by the holders of common stock of Medivation prior to the merger and assumed in connection therewith.

	Shares Issuable upon Exercise of Options	Weighted Average Exercise Price of Options	Shares Available for Issuance under Plan
Equity compensation plans approved by stockholders	616,556	$0.85	489,859
Equity compensation plans not approved by stockholders	—	—	—

Total	616,556	$—	489,859

Recent Sales of Unregistered Securities

Since February 1, 2002, we have issued the following unregistered securities.

Option Grants

On December 17, 2004, in connection with the merger, we issued options exercisable for 335,839 shares of common stock to a consultant under our 2004 Equity Incentive Plan at an exercise price of $1.55 per share. In addition, in connection with the merger, we assumed options exercisable for 280,717 shares of common stock at an exercise price of $0.02 per share. These transactions were effected in reliance on Rule 701 of Regulation D under the Securities Act.

Warrants

On December 17, 2004, in connection with the financing, we issued warrants exercisable for 572,878 shares of common stock to a consultant and certain of its affiliates at an exercise price of $1.55 per share with respect to services provided to us in connection with the financing. In addition, in connection with the merger, we assumed warrants exercisable for 251,613 shares of common stock at an exercise price of $1.55 per share. These transactions were effected in reliance on Section 4(2) of the Securities Act.

Common Stock

On December 17, 2004, in connection with the financing, we issued 7,741,935 shares of our common stock to accredited investors at a purchase price of $1.55 for an aggregate consideration of $11,999,999.25, paid with a combination of cash and the cancellation of certain preexisting indebtedness of Medivation. This transaction was effected in reliance on Rule 506 of Regulation D under the Securities Act.

On December 17, 2004, in connection with the financing, we issued 625,699 shares of common stock to consultants and certain of their respective affiliates with respect to services provided to us in connection with the financing. These transactions were effected in reliance on Section 4(2) of the Securities Act.

On August 5, 2004, in connection with the settlement of legal proceedings then pending against us, we issued 182,600 shares of common stock in exchange for the cancellation of 132,600 Class B Warrants. This transaction was effected in reliance on Section 3(a)(9) of the Securities Act.

Preferred Stock

On December 17, 2004, in connection with the merger, we issued 331,925 shares of Series B Preferred Stock to four former stockholders of Medivation. These transactions were effected in reliance on Section 4(2) of the Securities Act. Each share of the Series B Preferred Stock will be automatically converted into twenty (20) shares of common stock upon the occurrence of certain events.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements included elsewhere in this report. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. See “Management’s Discussion and Analysis or Plan of Operation” and “Forward-Looking Statements” for a discussion of these risks and uncertainties.

Our corporate strategy is to identify and acquire development stage medical technologies, including both pharmaceuticals and medical devices, that have promising scientific, clinical and commercial prospects and strong intellectual property positions, and to develop those technologies through a largely outsourced model to achieve value-enhancing milestone events. If we successfully reach such milestone events, we will then consider selling or partnering a given program to a larger pharmaceutical or medical device company or, alternatively, to continue development ourselves to achieve the next milestone event. We have acquired and are currently developing two technologies, both of which are small molecule drugs targeted at Alzheimer’s disease. Our lead product candidate, Dimebon, is scheduled to enter a randomized, double-blind, placebo-controlled Phase II efficacy study in Alzheimer’s disease patients in Russia in the second or third quarter of 2005. Our second product candidate, NT0904, is in the preclinical research phase. We are also evaluating other medical technologies for potential acquisition, and will continue to do so.

We have funded our operations to date solely through the sale of debt and equity securities. We have not generated any revenue from operations to date, and do not expect to generate operating revenue for several years, if ever. As of December 31, 2004, we had cash and cash equivalents of $10,671,707, accounts payable and other current liabilities to be paid in cash of $379,421, and no long term debt. Based on our business plan, we believe that our cash and cash equivalents, net of liabilities, will be sufficient to fund our operations through the scheduled completion of our Phase II efficacy study of Dimebon in Alzheimer’s disease patients in June 2006. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty. See “Forward-Looking Statements.”

The process of seeking regulatory approval to sell our product candidates is lengthy and very expensive, and cannot be completed for any of our existing product candidates by June 2006. We will therefore need to raise additional financing, whether through sales of our equity securities, collaborations or otherwise, to continue with any further development activities beyond that time. In addition, should we identify one or more new product candidates that we wish to acquire, we may need to raise additional financing sooner than June 2006 to finance the acquisition and subsequent development of any such new product candidate(s). We also may need to raise additional financing before June 2006 should we experience unforeseen delays, cost overruns or both in the development of any of our existing product candidates. We cannot be sure that we will be able to raise additional financing when needed on acceptable terms or at all. If we fail to do so, you may lose some or all of your investment.

Our business plan for the next twelve months consists of clinical development of Dimebon in Russia, preclinical development of Dimebon in the U.S., preclinical research on NT0904 and/or related molecules, and the identification, evaluation and potential acquisition of one or more new development stage medical product candidate(s). Based on our business plan, we expect to achieve the following development milestones on our existing two product candidates by June 2006: (a) completion of our randomized, double-blind, placebo-controlled Phase II efficacy study of Dimebon in Alzheimer’s disease patients in Russia; (b) completion of the animal studies required to support an investigational new drug application to the FDA to commence Phase I clinical testing of Dimebon in the U.S.; and (c) completion of preclinical research required to reach a decision on whether to begin preclinical development of our NT0904 family of compounds. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty. See “Forward-Looking Statements.”

We historically have conducted our business operations on a largely outsourced model, and expect to continue to do so. Thus, we do not expect to purchase or sell any plant or significant equipment, or to significantly increase our number of employees, for the foreseeable future.

Risk Factors

Risks Related to our Business

We have incurred net losses since inception and expect to continue to incur substantial net losses for the foreseeable future. We are a development stage company and have never recognized any revenue from the sale of products or any other source. We have not completed development of any of our product candidates, and do not expect that any of our present or future product candidates will be commercially available for a number of years, if at all. We have incurred losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future as we increase our spending to finance our Phase II clinical trial of Dimebon, the animal studies of Dimebon in the U.S. required to support an investigational new drug application to the FDA, our other research and development activities, and the costs associated with being a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. We do not know whether or when we will generate revenue or become profitable because of the significant uncertainties with respect to our ability to generate revenue from any of our current or future product candidates. If we do not realize sufficient revenue levels to achieve profitability, our business could be harmed.

Our business will not succeed if we fail to raise substantial additional capital. To date, we have financed all of our operations through borrowings and the sale of our equity securities. We believe that our existing cash will be sufficient to fund our currently planned operations through completion of our Phase II clinical study of Dimebon in Alzheimer’s disease patients in Russia, which is scheduled for completion in June 2006. However, we will require significant additional capital to develop Dimebon beyond Phase II, should the Phase II results be positive, and to acquire and develop other product candidates.

Our future capital requirements will depend on many factors, including:

•	the scope and results of our preclinical and clinical trials;

•	whether we experience delays in our preclinical and clinical development programs, or slower than anticipated product development;

•	whether we identify other product candidates that we wish to acquire, and the costs of acquiring and developing those product candidates;

•	whether we are able to enter into collaborative partnerships with regard to any of our product development programs, and the terms of any such collaboration;

•	the timing and requirements of, and the costs involved in, obtaining regulatory approvals for our product candidates from the FDA and comparable foreign regulatory agencies;

•	as necessitated by our outsourced model, the availability of third parties to perform the key development tasks on our product candidates, including conducting preclinical and clinical studies and manufacturing the drugs or other product candidates to be tested in those studies, and the associated costs of those services;

•	the availability and cost of raw materials required to manufacture drugs and other product candidates for testing in our preclinical and clinical studies; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of, and enforcing, patent claims and other patent-related costs, including litigation costs and the results of such litigation.

We may not be able to obtain additional financing when we need it on acceptable terms or at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our product candidates, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when we require it would seriously harm our business.

We may be unable to identify and acquire additional product candidates. A key component of our business strategy is to diversify our product development risk by identifying, acquiring and developing additional development stage product candidates, whether drugs or medical devices. However, we may not be able to identify other promising technologies. In addition, the competition to acquire promising medical technologies is fierce, and many of our competitors are large, multinational pharmaceutical, biotechnology and medical device companies with considerably more financial, development and commercialization resources and experience than we have. Thus, even if we succeed in identifying promising technologies, we may not be able to acquire rights to them on acceptable terms or at all. If we are unable to identify and acquire new technologies, we will be unable to diversify our product risk. We believe that any such failure would have a significant negative impact on our prospects because the risk of failure of any particular development program in the pharmaceutical and medical device fields, including that of our Dimebon and NT0904 programs, is extremely high.

We currently own patent rights to only two product candidates. We presently own patent rights to only two product candidates: Dimebon (including certain related compounds) and the NT0904 family of compounds. The patent rights covering both of these product candidates are based on inventions made at the Institute of Physiologically Active Compounds in Russia. Our patent rights to Dimebon cover the use of that drug to treat neurodegenerative diseases, including Alzheimer’s disease, and for anti-depressant and anti-aging purposes, and our patent rights to the NT0904 family include those molecules and uses thereof. In order to implement our business strategy successfully, we will need to identify, evaluate and acquire other promising development stage medical technologies on acceptable terms.

We rely on third parties to operate our business. Our business model requires us to keep our employee count relatively low and rely largely on outside consultants to perform key product development tasks, such as conducting preclinical and clinical studies and manufacturing the product candidates to be tested in those studies. In order to execute this component of our strategy successfully, we will need to identify, engage and properly manage those activities of qualified external consultants. For example, we need to monitor the activities of our consultants closely to ensure that they are performing their tasks correctly, on time and on budget. Because all of our consultants work for other clients in addition to us, we also need to ensure that our consultants are appropriately prioritizing our projects. If we fail to manage our consultants well, we could incur material delays, cost overruns or both in our development programs, as well as other material disruptions to our business.

We depend on our executive officers to manage our business effectively, including both overseeing execution of development plans for our existing product candidates and identifying and acquiring promising new product candidates. The loss of any of our executive officers would harm our business. Our future success depends upon the continued services of our executive officers. We are particularly dependent on the continued services of David T. Hung, M.D., our President and Chief Executive Officer and a member of our board of directors. Dr. Hung identified the Dimebon product candidate for acquisition, and has primary responsibility for identifying and evaluating other potential product candidates. We believe that Dr. Hung’s services in this capacity would be difficult to replace. None of our executive officers is bound by an employment agreement for any specific term, and they may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our executive officers. The loss of the services of any of our executive officers could delay the development of our existing product candidates, and delay or preclude the identification and acquisition of new product candidates, either of which events could harm our business, financial condition and results of operations.

Risks Related to our Product Development Candidates

The application of Dimebon to treat Alzheimer’s disease is novel and in the early stages of development. Dimebon has never been approved in Russia or elsewhere for the treatment of Alzheimer’s disease, and the development of Dimebon for that indication is at an early stage. While we have received approval from the Russian Ministry of Health to proceed directly to a Phase II clinical study in that country, subject to ethics committee approval of any changes we may choose to make to our approved protocol, in the U.S. and Europe we will need to pursue a traditional drug development plan, beginning with animal studies. Dimebon will require significant additional development, preclinical studies and clinical trials, regulatory clearances and additional investment by us or our collaborators, if any, before applications for marketing approval can be submitted. We may not be able to complete these studies successfully or obtain approval to market Dimebon to treat Alzheimer’s disease or any other indication.

Our studies may demonstrate that Dimebon is not a safe or effective treatment for Alzheimer’s disease. We have chosen to develop Dimebon as a potential treatment for Alzheimer’s disease based on the Russian studies submitted in support of Dimebon’s approval in Russia as an oral antihistamine in 1982, the later Russian studies of Dimebon in various animal models of Alzheimer’s disease described elsewhere in this report under “Description of Business—Our Dimebon Program—Preclinical Data” and the pilot 14-patient clinical study of Dimebon in Alzheimer’s disease patients described elsewhere in this report under “Description of Business—Our Dimebon Program—Clinical Data”. These studies were not performed in accordance with U.S. regulatory standards. For example, we lack sufficient documentation to establish that the Dimebon used in the Russian studies complies with the applicable manufacturing standards of the FDA. Furthermore, the Russian pilot clinical study used study endpoints different from those currently required by the FDA for approval of Alzheimer’s disease therapeutics. Thus, most of the previously conducted Russian studies will need to be repeated in order to meet FDA and European regulatory requirements to market in those jurisdictions. We do not know if any of the prior Russian results will be reproduced in the preclinical and clinical studies that we plan to perform to determine whether Dimebon is a safe and effective treatment for Alzheimer’s disease. Even if the prior results are reproduced, we do not know if the results of later stage clinical trials will be positive because product candidates in later stages of clinical trials often fail to show the desired safety and efficacy traits despite having progressed through preclinical or early-stage clinical testing. Finally, many of the animal and human studies required to prove that Dimebon is safe and effective by FDA standards have never been performed in Russia or elsewhere. Thus, we do not know if Dimebon will ever demonstrate the requisite safety or efficacy to obtain marketing approval in the U.S., Europe or any other country to treat Alzheimer’s disease or any other condition.

Chronic use of Dimebon has never been tested in humans. The approved human use of Dimebon in Russia is as an oral antihistamine. Patients typically take oral antihistamines only for a short duration of time, generally 14 days or less. By contrast, the clinical trials required to obtain regulatory approval to sell Dimebon to treat Alzheimer’s disease will require patients to be treated with Dimebon for six months. If Dimebon were approved, use in actual Alzheimer’s disease patients could involve treatment with Dimebon for even longer periods of time. Dimebon has been tested in animals for periods of six months and longer, and found to be safe to the animals tested in those studies. To date the longest human exposure to Dimebon in a documented clinical study that we are aware of is two months. We do not know whether use of Dimebon for six months or longer will prove to be safe in humans. Safety issues may arise from such chronic exposure that did not arise from shorter-term use of the drug. Should such issues arise, they could delay or prevent our ability to obtain approval to sell Dimebon to treat Alzheimer’s disease, and give rise to potential product liability claims against us.

Conducting a clinical study in Russia involves risks not typically associated with U.S. studies. In order to generate data that will be suitable for submission to regulatory agencies in the U.S. and Western Europe, we plan to conduct our Russian Phase II clinical study in compliance with good clinical practices. We have not yet confirmed that the clinical sites we intend to use in this study are, or have the capacity to become, good clinical practices compliant. Ensuring good clinical practices compliance of Russian clinical sites will involve risks, including risks associated with language barriers and the fact that Russian clinical investigators in general have only limited experience in conducting clinical studies to rigorous Western standards. We intend to mitigate this risk by engaging expert consultants to confirm that all sites are good clinical practices compliant, or can become good clinical practices compliant, and to monitor and audit the ongoing performance of our study at those sites to ensure that good clinical practices and all other regulatory requirements are adhered to. Failure to attain and prove good clinical practices compliance would adversely impact the value of any data generated from our planned Russian study, including its submissibility to regulatory agencies in the U.S. and Western Europe and its value to potential acquirers/corporate partners. In addition, should we be unable to identify a sufficient number of Russian sites with the capability to perform our study in compliance with good clinical practices, or should it take more time or money than currently anticipated to perform any required site training activities or to accrue a sufficient number of patients into our study, our Phase II study in Russia could be delayed, run over budget, or both.

We have not received U.S. government approval to export Dimebon from the U.S. to Russia for use in our planned Phase II study. In order to maximize the persuasive value of the data generated in our proposed Russian Phase II study, we intend to use Dimebon tablets manufactured under current good manufacturing practices. Because there presently are no current good manufacturing practices compliant manufacturing facilities in Russia, we plan to import the Dimebon into Russia from the U.S. or other country where current good manufacturing practices manufacturing facilities exist. Under U.S. law, export of Dimebon tablets from the U.S. to Russia for use in a clinical study not being conducted under a U.S. investigational new drug application requires an export license and FDA approval, neither of which we have yet obtained. The FDA may deny or delay approval if it concludes that there are not enough existing data to support initiating the Russian study, despite any prior approval by Russian regulators. Similar approvals to import the drug into Russia may be required under Russian law. Should the FDA or the applicable Russian authorities deny or delay its approval, we would need to implement alternative strategies for exporting current good manufacturing practices Dimebon tablets to Russia, which could result in additional delays and costs.

If our clinical trials are delayed or unsuccessful our ability to commercialize our products will be impaired. The clinical trial process is expensive, uncertain and takes many years. Neither Dimebon nor any other product candidates of ours is currently approved for sale for the treatment of Alzheimer’s disease anywhere in the world, and Dimebon may never be approved for sale for, or become commercially viable as, a treatment for Alzheimer’s disease. If we are unable to complete clinical trials of any of our current or future product candidates, or if the results of these trials are not satisfactory, we may not be able to obtain marketing approval for any products or may obtain approval for indications that are not as broad as we wanted. If this occurs, our business will be materially harmed, our ability to generate revenue will be severely impaired and you may lose part or all of your investment.

Before obtaining regulatory approval for the sale of our product candidates, they must be subjected to extensive clinical trials to demonstrate their safety and efficacy for humans. The clinical trials of any product candidates that we develop for sale in the U.S. must comply with regulation by numerous federal, state and local government authorities in the U.S., principally the FDA, and by similar agencies in other countries. In the case of Dimebon and other potential drug product candidates, we will be required to obtain and maintain an effective investigational new drug application to conduct human clinical trials in the U.S. and must obtain and maintain regulatory approval before proceeding to successive phases of our clinical trials. Similar regulatory requirements apply to medical devices, and may become relevant to us should we acquire any medical device product candidates. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy. Neither Dimebon nor any other product candidate of ours has begun preclinical or clinical trials in the U.S. It takes years to complete the testing of a new drug or medical device, and failure can occur at any stage of testing. For example, our testing may be delayed or halted due to any of the following:

•	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or foreign regulatory authorities;

•	preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

•	negative or inconclusive results from a preclinical test or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful;

•	the FDA or foreign regulatory authorities can place a clinical hold on a trial if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

•	the FDA might not approve the clinical processes or facilities that we utilize, or the processes or facilities of our collaborators, including without limitation the vendors who will be manufacturing drug substance and drug product for us;

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable; and

•	we may encounter delays or rejections based on changes in FDA policies or the policies of foreign regulatory authorities during the period in which we develop a drug or the period required for review of any new drug application.

In addition, we may encounter delays or rejections based on our inability to enroll a sufficient number of patients to complete our clinical trials, including our planned Phase II clinical study of Dimebon in Alzheimer’s disease patients. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop Dimebon or any other product candidates.

We may require financial, product development and clinical trial support from collaborative partners and currently have not entered into any such partnerships. Our business strategy entails developing medical product candidates to achieve value-enhancing milestone events, and then determining whether to partner the program or continue development internally until the next milestone event. Based on this strategy, we intend to explore a possible collaboration with a large pharmaceutical and biotechnology company to commercialize Dimebon at some point after completion of our randomized, double-blind, placebo-controlled Phase II study in Russia, should the results of that study warrant further development. We may also be required to enter into collaborative relationships to assist with the development process prior to commercialization and to complete clinical trials of other product candidates. We have not entered into any collaborations to date. It may be difficult for us to find third parties that are willing to enter into collaborations on acceptable economic terms or at all. If we are not able to enter into collaborative relationships for our Dimebon product candidate or any other product candidate, we would be required to undertake and fund further development, clinical trials, manufacturing and marketing activities solely at our own expense. If we are unable to finance those activities, we would have to substantially reduce our development efforts and our business and prospects would be materially and adversely harmed.

If we enter into collaborative relationships we will be dependent upon our partners. Our business strategy may require us to secure collaborations with pharmaceutical, biotechnology or medical device companies covering later-stage clinical development and commercialization of Dimebon and any other product candidates. However, the agreements governing any collaboration are unlikely to provide us with control over the activities of our collaboration partner. For example, future collaboration partners, if any, are likely to have the right to terminate the collaboration at their option. Our partners may decide to terminate a drug development program under circumstances where we might have continued such a program. Any collaborator may be unwilling or unable to fulfill its obligations to us, including its development and commercialization responsibilities in respect of our product candidates. Our collaborators will have significant discretion in determining the efforts and level of resources that they dedicate to our collaborations. In addition, our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us.

Our success likely will depend on our collaborators’ abilities to establish the safety and efficacy of the drugs in later-stage Phase III clinical trials, obtain regulatory approvals from the FDA and other foreign regulatory agencies and commercialize products developed from our product candidates. In addition to testing and seeking regulatory approval, we likely will be dependent on our collaborators for the manufacture of clinical scale quantities of our product candidates and would be dependent on them in the future for commercial scale manufacture, distribution, sales, marketing and reimbursement. These third parties may not be successful in manufacturing our product candidates on a commercial scale or in commercializing them. If any future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development or commercialization of our product candidate would be delayed and our business and prospects would be materially and adversely affected.

We face intense competition in development and commercialization of Dimebon and any other future product candidates. The drug and medical device development markets are intensely competitive in general, and the market for developing Alzheimer’s disease drugs is particularly competitive. There are four drugs currently marketed to treat Alzheimer’s disease, and these drugs all target at least one of the same mechanisms as does Dimebon. Companies marketing these FDA-approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Pfizer Inc., Novartis AG and Johnson & Johnson.

In addition to the four currently marketed Alzheimer’s disease therapeutics, dozens of additional small molecule and recombinant protein candidates targeting many disparate mechanisms believed to play a role in the pathogenesis of Alzheimer’s disease are currently in development. General classes of agents currently in development by other companies for the treatment of Alzheimer’s disease, arranged by purported mechanism of action, include the following:

•	Neuroprotection strategies:

•	Antioxidants

•	Anti-inflammatories

•	Hormonal agents

•	Neurotrophic factors

•	Anti-excitotoxicity agents

•	AMPA receptor modulators

•	Anti-apoptosis agents

•	Amyloid protein ß lowering/disrupting strategies

•	Neuroregenerative strategies

•	Neural cell implants

•	Downstream compensatory strategies

•	Cholinesterase inhibitors

•	Cholinergic agonists

•	GABA antagonists

•	Nutriceuticals

Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours.

If we are able to obtain regulatory approval to sell Dimebon or any other product to treat Alzheimer’s disease, we will face significant competition from the approved Alzheimer’s disease drugs, as well as from any of the drugs currently under development that may subsequently be approved. Bases on which we would have to compete successfully include efficacy, safety, price and cost-effectiveness. In addition, we would have to compete against these other drugs with several different categories of decision makers—including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our Alzheimer’s disease product candidates is approved, we cannot guarantee that we will be able to compete successfully on any of these bases. Any future product candidates that we may develop will face similar competitive pressures. If we cannot compete successfully on any of the bases described above, our business will not succeed.

If our product candidates are approved for sale our commercial success will depend on reimbursement from third-party payors. Third-party payors, including public insurers such as Medicare and Medicaid, and private insurers, pay for a large share of health care products and services consumed in the U.S. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services, and certain of those countries have nationalized health care systems in which the government pays for all such products and services. Even if approved by the FDA and other regulatory agencies, our products are unlikely to achieve commercial success unless they are covered widely by third-party payors and reimbursed at a rate which generates an acceptable commercial return for us and any collaborative partner. It is increasingly difficult to obtain coverage and acceptable reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors, and is a time-consuming and costly process. In addition, we would face competition in such negotiations from other approved drugs against which we compete, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage. Failure to achieve coverage and acceptable reimbursement levels could harm our business.

We may be subject to product liability litigation, which if successful could materially and adversely harm our business and financial condition. Our business exposes us to the risk of product liability claims that is inherent in the development of drugs and medical devices. If one of our product candidates harms people, or is alleged to, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, pharmaceutical companies or others. We have product liability insurance covering our Russian Phase II clinical study of Dimebon, but do not have insurance for any of our other development activities. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by any of our product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. A product liability claim or a series of claims brought against us could harm our business.

We may become involved in costly and time-consuming litigation. We may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

Risks Related to our Intellectual Property

We may be unable to adequately protect our proprietary technology which could adversely affect our ability to compete. We rely on a combination of patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights, both in the U.S. and abroad. As of January 28, 2005, we owned the rights to one issued patent in the U.S., Europe and Hong Kong, covering the use of Dimebon and certain related compounds to treat neurodegenerative diseases, including Alzheimer’s disease. A corresponding patent application is pending in Canada, and a continuation application is pending in the U.S. We also own two other pending patent applications, one claiming the use of Dimebon for anti-aging purposes and the other claiming the NT0904 family of compounds. We intend to prosecute both of these patent applications in the U.S., Europe and any other jurisdictions we deem appropriate. However, issued patents or pending patent applications might not adequately protect our intellectual property rights, that any future patent applications will be approved or that any issued patents will not be challenged by third parties. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. We also enter into confidentiality agreements with our employees, consultants and suppliers and control access to and distribution of our confidential information and intellectual property. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S.

We could become subject to litigation regarding intellectual property rights, which could divert management attention, cause us to incur significant costs and prevent us from selling or using the challenged technology. In recent years, there has been significant litigation in the U.S. and elsewhere involving pharmaceutical patents and other intellectual property rights. In particular, generic pharmaceutical manufacturers have been very aggressive in attacking the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. If Dimebon or any of our potential future product candidates succeeds, we may face challenges to our existing or future patents. For example, in the prosecution of our issued U.S. patent, the prior owners missed a filing deadline with the U.S. Patent & Trademark Office, which resulted in the patent application being deemed abandoned. The prior owners petitioned the PTO to revive the patent application alleging that missing the deadline was unintentional, and the PTO approved the petition and issued the patent. However, as with any other decision the PTO makes, this decision could be challenged in subsequent litigation in an attempt to invalidate the issued U.S. Dimebon patent and any other U.S. patent that may issue based on the same patent application.

In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to litigate and resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	discontinue our products that use the challenged intellectual property; or

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all.

If we are forced to take any of these actions, our business may be seriously harmed. Although we carry general liability insurance, our insurance does not cover potential claims of this type.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to protect these rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel, and we may not prevail in making these claims.

We may need to obtain licenses of third-party technology that may not be available to us or may be very expensive and may prevent us from operating our business. From time to time we may be required to license technology from third parties to develop our existing and future product candidates. Third-party licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop any of our product candidates could cause us to abandon any related development efforts, which could seriously harm our business, financial condition and results of operations.

Risks Related to our Common Stock

The number of shares of common stock eligible for sale could depress our stock price. On January 31, 2005, we filed with the Commission a registration statement on Form SB-2 with respect to 16,056,115 shares of our common stock. As of January 28, 2005, the shares covered by the registration statement constituted approximately 89% of the fully-diluted shares of common stock of the company. In addition, as of January 28, 2005, a total of 6,638,490 shares of common stock, or approximately 37% of the fully-diluted shares of common stock of the company, issued to the former stockholders of Medivation in the merger, are subject to lock-up agreements restricting their sale until the earlier of (a) completion of the planned Phase II clinical study of Dimebon in Russia; and (b) December 17, 2006. At the discretion of the company’s board of directors, the persons subject to the lock-up agreements, including Dr. Hung, our President and Chief Executive Officer, and C. Patrick Machado, our Senior Vice President and Chief Financial Officer, may be permitted to sell their shares prior to the end of this period. The possible sale of a significant number of these shares may cause the market price of our common stock to decline.

Our common stock is not and may never qualify to be listed on a national securities exchange. Our common stock is quoted on the OTC Bulletin Board under the symbol “MTMR.” In connection with the financing, we have agreed to use our best efforts to list our common stock on the Nasdaq SmallCap Market. However, we do not currently meet the listing requirements for the Nasdaq SmallCap Market or any national securities exchange, and we cannot guarantee that we will be able to do so in the future. As a result, we cannot predict the extent to which a trading market will develop or how liquid that market might become. If an active trading market does not develop, you may have difficulty selling the shares of common stock that you buy. If you purchase shares of our common stock, you may not be able to resell those shares at or above the prices offered by the selling stockholders.

The price of our common stock has in the past been, and may in the future be, volatile. The stock market has experienced significant price and volume fluctuations, and the market prices of securities of research and development-focused life sciences companies have been highly volatile. In particular, announcing positive or negative results of our clinical trials, including our upcoming Phase II clinical trial in Russia, could have a material impact on our stock price. These fluctuations are often unrelated to the operating performance of particular companies. Our stock price may also be affected by the stock trading prices of other life sciences companies. Any inability to meet the financial, operational or other expectations of securities and industry analysts also could adversely affect our stock price.

We do not intend to pay dividends on our common stock. We have not in the past paid, and do not expect for the foreseeable future to pay, dividends on our common stock. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used for working capital and other general corporate purposes. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Our principal stockholders exert substantial influence over us and may exercise their control in a manner adverse to your interests. Certain stockholders and their affiliates own a substantial amount of our outstanding common stock. These stockholders may have the power to direct our affairs and be able to determine the outcome of certain matters submitted to stockholders for approval. Because a limited number of persons control us, transactions could be difficult or impossible to complete without the support of those persons. Subject to applicable law, it is possible that these persons will exercise control over us in a manner adverse to your interests.

Item 7. Financial Statements

FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm of Orion Acquisition Corp. II	31

Consolidated Balance Sheet as of December 31, 2004	32

Consolidated Statements of Operations for the year ended December 31, 2004, for the period from inception (September 4, 2003) to December 31, 2003, and for the period from inception (September 4, 2003) to December 31, 2004	33

Consolidated Statements of Stockholders’ Equity for the period from inception (September 4, 2003) to December 31, 2004	34

Consolidated Statements of Cash Flows for the year ended December 31, 2004, for the period from inception (September 4, 2003) to December 31, 2003, and for the period from inception (September 4, 2003) to December 31, 2004	35

Notes to Consolidated Financial Statements	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Orion Acquisition Corp. II and subsidiary

San Francisco, California

We have audited the accompanying consolidated balance sheet of Orion Acquisition Corp. II and subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from September 4, 2003 (inception) to December 31, 2003 and for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orion Acquisition Corp. II and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the period from September 4, 2003 (inception) to December 31, 2003 and for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

January 25, 2005

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

ASSETS

Current assets
Cash and cash equivalents	$10,671,707
Prepaid expenses and other current assets	300,208

Total current assets	10,971,915
Intellectual property (net of amortization)	144,628

TOTAL ASSETS	$11,116,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Warrant liability	$633,149
Accounts payable	375,435
Series A convertible redeemable preferred stock	11,000
Series B convertible preferred stock liability	2,700
Other current liabilities	3,986

Total current liabilities	1,026,270

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Preferred stock, $0.01 par value per share 1,000,000 shares authorized	—
Common stock, $0.01 par value per share 10,000,000 shares authorized 9,581,141 shares issued and outstanding	95,811
Additional paid-in capital	13,270,057
Deficit accumulated during the development stage	(3,275,595)

Total stockholders’ equity	10,090,273

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,116,543

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004

INCEPTION (SEPTEMBER 4, 2003) TO DECEMBER 31, 2003

INCEPTION (SEPTEMBER 4, 2003) TO DECEMBER 31, 2004

	Year Ended December 31, 2004	Inception (Sept. 4, 2003) to December 31, 2003	Inception (Sept. 4, 2003) to December 31, 2004
Operating expenses:
General and administrative	$1,062,017	$174,815	$1,236,832
Research and development	1,613,569	217,322	1,830,891
Stock-based compensation	109,265	—	109,265

Total operating expenses	2,784,851	392,137	3,176,988

Loss from operations	(2,784,851)	(392,137)	(3,176,988)

Other expense:
Interest expense (net)	70,191	8,512	78,703
Warrants issued to guarantors	17,505	—	17,505

Total other expense	87,896	8,512	96,208

Loss before provision for income taxes:	(2,872,547)	(400,649)	(3,273,195)

Provision for income taxes:	1,600	800	2,400

Net loss:	$(2,874,147)	$(401,449)	$(3,275,595)

Basic and diluted loss per share:	$(0.41)	$(0.09)	$(0.51)

Weighted average common shares outstanding assuming conversion of Series B convertible preferred stock:	7,010,205	4,425,660	6,378,784

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

INCEPTION (SEPTEMBER 4, 2003) TO DECEMBER 31, 2004

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED (DEFICIT)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT
Balances at inception (September 4, 2003)	—	$—	$—	$—	$—
Net loss				(401,449)	(401,449)

Balances as of December 31, 2003	—	—	—	(401,449)	(401,449)
Common stock issued for:
Cash in the Offering	6,903,399	69,034	10,631,236		10,700,270
Debt conversion in the Offering	838,536	8,385	1,291,345		1,299,731
Placement agent services to MDB Capital Group LLC	572,878	5,729	882,232		887,961
Placement agent services to Brock Capital Group LLC	52,821	528	81,345		81,873
Offering expenses			(1,602,981)		(1,602,981)
Warrants issued to guarantors			17,505		17,505
Stock-based compensation expense			109,265		109,265
Reverse merger transaction:
Elimination of retained earnings			(422,120)		(422,120)
Previously issued Orion stock	1,213,507	12,135	2,282,231		2,294,366
Net loss			—	(2,874,147)	(2,874,147)

Balances as of December 31, 2004	9,581,141	$95,811	$13,270,057	$(3,275,595)	$10,090,273

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

INCEPTION (SEPTEMBER 4, 2003) THROUGH DECEMBER 31, 2003

INCEPTION (SEPTEMBER 4, 2003) THROUGH DECEMBER 31, 2004

	Year ending Dec. 31, 2004	Inception (Sep. 4, 2003) to Dec. 31, 2003	Inception (Sep. 4, 2003) to Dec. 31, 2004
Cash flows from operating activities:
Net loss	$(2,874,147)	$(401,449)	$(3,275,595)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of intellectual property	75,000	—	75,000
Depreciation and amortization	5,940	332	6,272
Stock-based compensation	109,265	—	109,265
Warrants issued to guarantors	17,505	—	17,505
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(292,498)	(7,710)	(300,208)
Accounts payable	351,655	23,780	375,435
Other current liabilities	(6,139)	10,125	3,986

Net cash provided by (used in) operating activities:	(2,613,419)	(374,922)	(2,988,341)

Cash flows from investing activities:
Pre-Merger cash balances in Orion accounts	1,928,839	—	1,928,839
Purchase of intellectual property	(200,000)	(25,000)	(225,000)

Net cash provided by (used in) investing activities:	1,728,839	(25,000)	1,703,839

Cash flows from financing activities:
Proceeds from issuance of convertible notes	850,000	1,000,000	1,850,000
Repayment of unconverted portion of convertible notes	(595,861)	—	(595,861)
Proceeds from sale of common stock in the Offering	10,700,270	—	10,700,270
Proceeds from sale of Series B preferred stock	—	1,800	1,800

Net cash provided by (used in) financing activities:	10,954,409	1,001,800	11,956,209

Net increase in cash	10,069,829	601,878	10,671,707
Cash at beginning of period	601,878	—	—

Cash at end of period	$10,671,707	$601,878	$10,671,707

Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of debt (including accrued interest)	$1,299,731	$—	$1,299,731
Shares issued to purchase intellectual property	—	900	900
Shares issued for placement agent services in the offering	969,734	—	969,734
Warrants issued for placement agent services in the offering	633,149	—	633,149

	$2,902,614	$900	$2,903,514

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1. DESCRIPTION OF BUSINESS

Orion Acquisition Corp. II (Orion or the Company), together with its wholly owned operating subsidiary Medivation, Inc. (Medivation), is a life sciences company based in San Francisco, California. The Company’s corporate strategy is to identify and acquire development stage medical technologies—including both pharmaceuticals and medical devices—that have promising scientific, clinical and commercial prospects and strong intellectual property positions, and to develop those technologies through a largely outsourced model to achieve valuation-enhancing milestone events. The Company currently has acquired and is developing two technologies, both of which are small molecule drugs targeted at Alzheimer’s disease. The Company’s lead drug candidate—Dimebon—is scheduled to enter a randomized, double-blind, placebo-controlled Phase II efficacy study in Alzheimer’s disease patients in Russia in the second or third quarter of 2005. The Company’s second drug candidate—NT0904—is in the preclinical research phase. The Company also is evaluating other medical technologies for potential acquisition.

2. THE MERGER

(a) Description of the Merger

On December 17, 2004, Medivation Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, merged with and into Medivation, Inc. (Medivation), a Delaware corporation, pursuant to an Agreement and Plan of Merger, dated as of December 17, 2004. Pursuant to the merger (the Merger), Medivation became a wholly owned subsidiary of the Company, the issued and outstanding shares of common stock of Medivation were converted into an aggregate of 331,925 shares of the Series B Preferred Stock of the Company, which is convertible into an aggregate of 6,638,490 shares of the Company’s Common Stock, and Orion’s pre-Merger cash balances of approximately $1,929,000 became available to fund the ongoing operations of the combined Company. After the Merger, but before giving effect to the Offering described in Note 6(a) below, the former Medivation stockholders owned approximately 81% of the Company’s issued and outstanding Common Stock, assuming conversion of all of the issued and outstanding Series B Preferred Stock and Series A Preferred Stock, and the exercise of all of the issued and outstanding Class B Warrants. Following the Merger, the business conducted by the Company is the business conducted by Medivation prior to the Merger.

As a result of the Merger, the 225,500 issued and outstanding Class B Warrants of the Company became exercisable to purchase an aggregate of 225,500 shares of the Company’s Common Stock at an exercise price of $0.125 per share. The Class B Warrants are exercisable until 5PM, New York City Time, on December 17, 2005.

(b) Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse merger under generally accepted accounting principles. Therefore: (1) the Company’s historical accumulated deficit for periods prior to December 17, 2004, in the amount of $422,120, was eliminated against additional-paid-in-capital, and (2) the consolidated financial statements present the previously issued shares of Series A Preferred Stock and Common Stock of Orion as having been issued pursuant to the Merger on December 17, 2004, and the shares of Series B Preferred Stock of the Company issued to the former Medivation stockholders in the Merger as having been outstanding since October 2003 (the month when Medivation first sold its equity securities). No goodwill or other intangible asset was recorded as a result of the Merger.

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(c) Summary Pro Forma Financial Information

The following tables set forth (1) the total operating expenses, other income (net of other expense) and net losses of Orion and Medivation for the year ended December 31, 2004, for the period from inception (September 4, 2003) to December 31, 2003 and for the period from inception (September 4, 2003) to December 31, 2004, (2) the consolidated pro-forma information for Orion and Medivation for the above periods assuming that the Merger was completed on September 4, 2003, and (3) the consolidated pro-forma information for the above periods as further adjusted to eliminate Orion’s legal expenses and interest income earned on loans made to Citadel, Inc. as part of the merger agreement between Orion and Citadel, Inc., which was signed on June 23, 2004 and terminated on September 15, 2004, but which would not have been entered into had the Merger been completed on September 4, 2003.

Year ended December 31, 2004

	Medivation	Orion	Pro-forma	Adjustments	Pro-forma, as-adjusted
Total operating expenses	$2,876,298	$288,107	$3,164,405	$(109,969)	$3,054,436
Other income (net of other expense)	2,151	77,868	80,019	(71,609)	8,410
Net income (loss)	$(2,874,147)	$(210,239)	$(3,084,386)	$(38,360)	$(3,046,026)

Inception (September 4, 2003) to December 31, 2003

	Medivation	Orion	Pro-forma	Adjustments	Pro-forma, as-adjusted
Total operating expenses	$403,062	$(28,892)	$374,170	—	$374,170
Other income (net of other expense)	1,613	8,774	10,387	—	10,387
Net income (loss)	$(401,449)	$37,666	$(363,783)	—	$(363,783)

Inception (September 4, 2003) to December 31, 2004

	Medivation	Orion	Pro-forma	Adjustments	Pro-forma, as-adjusted
Total operating expenses	$3,279,360	$259,215	$3,538,575	$(109,969)	$3,428,606
Other income (net of other expense)	3,765	86,642	90,406	(71,609)	18,797
Net income (loss)	$(3,275,595)	$(172,573)	$(3,448,169)	$(38,360)	$(3,409,809)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

The consolidated financial statements incorporate the accounts of Orion Acquisition Corp. II, an inactive parent company, and its wholly owned operating subsidiary, Medivation, Inc. All significant inter-company transactions have been eliminated in consolidation.

(b) Development Stage Company

For the period from inception (September 4, 2003) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward developing its

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

proprietary technologies. The Company has experienced net losses since its inception and as of December 31, 2004, had an accumulated deficit of $3,275,595. Such losses and accumulated deficit resulted from the Company’s absence of revenue and significant costs incurred in the development of the Company’s proprietary technologies. The Company expects to incur substantial losses as it continues its research and development activities, particularly the conduct of clinical trials.

(c) Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions principally relate to services performed by third parties but not yet invoiced. Actual results could differ from those estimates.

(d) Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2004, cash and cash equivalents included $10,671,707 in cash and money market securities. The Company deposits cash and cash equivalents with high credit quality financial institutions and is insured to the maximum limitations. The Company presently maintains checking and money market accounts at Bank of America, and a money market account at Wells Fargo Bank. Deposits in these accounts totaled $34,286, $1,791,300 and $448, respectively, as of December 31, 2004, and are insured by the Federal Deposit Insurance Corporation up to a maximum of $100,000. The Company also maintains brokerage accounts at Bank of America and Wells Fargo Bank, with balances of $8,000,000 and $845,673, respectively, as of December 31, 2004, all of which was held in money market funds as of that date. Deposits in these accounts are insured by the Securities Investor Protection Corporation up to a maximum of $500,000 (including cash claims limited to $100,000). In January 2005, the Company used $7,897,851 of the money market funds held it its Bank of America brokerage account to purchase U.S. government debt securities with maturities ranging from April 2005 to November 2005.

(e) Property and Equipment

Property and equipment purchases incurred to date have been minor and have thus been expensed through December 31, 2004. Property and equipment purchases are recorded at cost. Repairs and maintenance costs are expensed in the period incurred. Items of property and equipment with costs greater than $5,000 will be capitalized and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Estimated Useful Life
Office equipment; furniture and fixtures	2-5 years
Leasehold improvements	Lesser of estimated useful life or life of lease

(f) Intellectual Property

Intellectual property acquired from third parties is recorded at historical acquisition cost, and at December 31, 2004 consisted of issued patents and pending patent applications. Any milestone payments that become due to third parties from whom the Company has acquired patent rights will be added to intellectual

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

property acquisition cost and capitalized. Intellectual property consisting of issued patents is amortized over the period beginning on the acquisition date and ending on the expiration date of the patent. Intellectual property consisting of patent applications is amortized over the period beginning on the acquisition date and ending on the expiration date of any patent that may issue on that application. Legal and other costs of prosecuting and maintaining patent rights are expensed as incurred.

(g) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

(h) Research and Development

Research and development costs are charged to expense when incurred.

(i) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents and trade payables. At December 31, 2004 the fair values of cash and cash equivalents and trade payables approximated their financial statement carrying amounts.

(j) Stock Based Compensation

The Company accounts for its stock-based compensation arrangements for employees, contractors and directors using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as clarified by Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” As such, compensation expense is recorded when, on the date of grant, the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuances or sales of common stock. Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock-Based Compensation,” established a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS 123 which requires disclosure of the pro-forma effects of using the fair value method of accounting for stock-based compensation arrangements on earnings and earnings per share as if SFAS 123 had been adopted. The Company records compensation expense for the fair value of options granted to non-employees.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial reports

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

about the method of accounting for stock-based compensation and the effect of the method used on reported results. To date, the Company has not issued stock options to employees.

(k) Impairment or Disposal of Long-lived Assets

The Company evaluates its long-lived assets, primarily its intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In the year ended December 31, 2004, the Company wrote off $75,000 of its historical patent acquisition costs to reflect management’s decision to stop work on a patent application that does not cover either of the Company’s Dimebon or NT0904 product candidates. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The impairment amount is included in research and development expenses.

(l) Loss per Common Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods ended December 31, 2004 and 2003 because they are antidilutive:

Series B Preferred Stock	6,638,490
Series A Preferred Stock	110,000
Warrants	1,049,991
Options	626,556

TOTAL	8,425,037

(m) Reclassifications

Certain prior year amounts have been reclassified in order to conform to current year presentation.

(n) Recently Issued Accounting Pronouncements

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have any impact on the Company’s financial statements.

SFAS No. 152

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have any impact on the Company’s financial statements.

SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

4. INTELLECTUAL PROPERTY

At December 31, 2004, intellectual property consisted of three patent families—one covering the use of Dimebon and certain related compounds to treat neurodegenerative diseases, one covering the use of Dimebon and certain related compounds for anti-aging purposes, and one covering the NT0904 family of compounds and uses thereof. Cash purchases of patent rights totaled $200,000 in the year ended December 31, 2004 and $25,000 in the period from inception (September 4, 2003) to December 31, 2003. This intellectual property is being amortized over periods ranging from 156 months to 248 months. Amortization expense on the Company’s intellectual property was $5,940 in the year ended December 31, 2004, and $332 in the period from inception (September 4, 2003) to December 31, 2003. Total amortization expenses under the foregoing schedule in the years ended December 31, 2005 through December 31, 2009 for intellectual property costs capitalized on or before December 31, 2004 will be $8,274 per year.

5. CONVERTIBLE NOTES WITH WARRANTS

Between October 10, 2003 and September 1, 2004, Medivation issued convertible promissory notes, with associated warrant coverage, in a series of transactions with two investors. The notes bore interest at a rate of 4.5% per year, were convertible into the class of equity securities issued by Medivation at its next equity financing at the same price per share as paid by investors in that equity financing, and matured on October 10, 2004. The associated warrants were exercisable to purchase shares of the class of equity securities issued by Medivation in its next equity financing at the same price per share as paid by investors in that equity financing. Using the Black-Scholes option pricing model and the following assumptions as of the dates these warrants were issued—stock price of $0.0004; historical volatility of 90%; risk free rate of approximately 4.5%; dividend yield of 0%; and warrant life of 10 years—the warrants were assigned no value. Accordingly, 100% of the proceeds received by Medivation in these financing transactions were allocated to the convertible notes. The following table summarizes these convertible note transactions.

Date	Principal Balance of Note
October 10, 2003	$1,000,000
April 1, 2004	250,000
June 8, 2004	200,000
August 1, 2004	200,000
September 1, 2004	200,000

Principal and accrued interest on these convertible notes as of December 17, 2004 was $1,922,450. A total of $1,299,731 of this amount was converted in the Offering into 838,536 shares of Common Stock at a price of $1.55 per share, and the remaining $622,720 (consisting of $595,861 in principal plus $26,859 in accrued interest) was repaid from proceeds of the Offering. The outstanding balance on these convertible notes as of December 31, 2004 was $0. The associated warrants were assumed by the Company in the Merger and became exercisable to purchase an aggregate of 238,709 shares of the Company’s Common Stock at an exercise price of $1.55 per share. The warrants are fully vested and expire in 2013 and 2014.

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

6. STOCKHOLDER’S EQUITY

(a) Common Stock

On December 17, 2004, the Company issued 7,741,935 shares of its Common Stock in a private placement to accredited investors at a price of $1.55 per share (the Offering), 6,903,399 of which were sold for cash, generating $10,700,270 in gross proceeds. The remaining 838,536 shares were issued in exchange for cancellation of outstanding bridge notes of Medivation, in the aggregate amount of $1,299,731, which were assumed by the Company in the Merger (Note 5). The shares issued in the Offering were not subject to refund, redemption or rescission and, accordingly, were included as a component of stockholders’ equity, net of the applicable costs.

MDB Capital Group LLC (MDB) acted as placement agent with respect to certain investors in the Offering. As partial compensation for these services, the Company issued to MDB and certain of its affiliates an aggregate of 572,878 shares of Common Stock. The cost of these shares, in the amount of $887,961 based on the $1.55 purchase price of the shares in the Offering, was offset against additional paid-in-capital in the year ended December 31, 2004. MDB also received warrants as partial compensation for its placement agent services (Note 6(c)).

Brock Capital Group LLC (Brock) acted as placement agent with respect to certain investors in the Offering. As compensation for these services, the Company issued to Brock and certain of its affiliates an aggregate of 52,821 shares of Common Stock. The cost of these shares, in the amount of $81,873 based on the $1.55 purchase price of the shares in the Offering, was offset against additional paid-in-capital in the year ended December 31, 2004.

In connection with the Merger and the Offering, the Company, the former stockholders of Medivation, the investors in the Offering and MDB have entered into registration rights agreements, pursuant to which the Company has agreed to register with the Securities and Exchange Commission for re-offer and re-sale (a) the 6,638,490 shares of Common Stock issuable upon conversion of the Series B Preferred Stock received by the former stockholders of Medivation in the Merger, (b) the 7,741,935 shares of Common Stock sold in the Offering, and (c) the 572,878 shares of Common Stock issued to MDB, and the 572,878 shares of Common Stock issuable upon exercise of the warrant issued to MDB, for placement agent services rendered in connection with the Offering. The Company has agreed with investors in the Offering to file the registration statement no later than January 31, 2005, and to arrange to have the registration statement declared effective no later than March 31, 2005, and must pay the investors in the Offering an aggregate of $6,000 for each day that the Company misses either or both of these deadlines. The Company intends to include in the registration statement an additional 477,113 shares of its Common Stock underlying outstanding warrants, and the 52,821 shares of Common Stock issued to Brock Capital Group LLC as compensation for placement agent services in the Offering.

(b) Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Series A Convertible Redeemable Preferred Stock. The Company has outstanding 110 shares of Series A Convertible Redeemable Preferred Stock, which it issued for an aggregate purchase price of $11,000. The Series A Convertible Redeemable Preferred Stock is non-voting and does not bear dividends. Each share of Series A Convertible Redeemable Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock at

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

any time until December 17, 2005. The Series A Convertible Redeemable Preferred Stock is redeemable at any time, at the option of the holder(s) thereof, for a redemption price equal to its original purchase price. Because of this redemption feature, the Series A Convertible Redeemable Preferred Stock is reflected as a liability on the consolidated financial statements.

Series B Convertible Preferred Stock. Pursuant to the Merger, on December 17, 2004, the 2,700,000 issued and outstanding shares of Medivation Common Stock, $0.001 par value per share, were converted into an aggregate of 331,925 shares of Series B Convertible Preferred Stock of the Company. The shares of Medivation Common Stock were issued in private transactions in October 2003 for an aggregate price of $2,700. Payment for 1,800,000 of these shares was in cash, and payment for the remaining 900,000 shares was in intellectual property.

Each outstanding share of Series B Convertible Preferred Stock will convert automatically into 20 shares of Common Stock (subject to normal adjustments) at such time as the Company increases the number of authorized shares of Common Stock to be equal to or in excess of 25,000,000. The Series B Convertible Preferred Stock has no liquidation rights in preference to the Common Stock, no redemption rights, and no right to dividends, unless dividends are paid to holders of the Common Stock. Until the Series B Convertible Preferred Stock converts into Common Stock, (1) all matters submitted for a vote or consent of the stockholders of the Company will require approval of a majority of the outstanding shares of Series B Convertible Preferred Stock, voting separately as a series, and of a majority of the outstanding shares of Common Stock of the Company on an as-converted basis, (2) the holders of the Series B Convertible Preferred Stock have the right to nominate one member of the Company’s board of directors, and (3) all matters submitted for a vote or consent of the board of directors of the Company require the approval of Series B Board Representative.

Because the number of authorized shares of the Company’s common stock is not currently sufficient for the conversion of all of the shares Series B Convertible Preferred Stock, full conversion is contingent on the amendment of the Company’s certificate of incorporation to increase the number of authorized common shares. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of the Series B Convertible Preferred Stock has been recorded as a current liability until the Company has sufficient authorized shares available to be delivered if the Series B Convertible Preferred Stock is converted to common stock.

(c) Warrants

On November 16, 2004, Medivation issued warrants to purchase its equity securities to two officers in return for their agreement to guarantee specified professional fees incurred by Medivation related to the Merger. These warrants were assumed by the Company in the Merger, and became exercisable to purchase an aggregate of 12,904 shares of the Company’s Common Stock at a price of $1.55 per share. The fair value of these warrants in the amount of $17,505 (based on the Black-Scholes option pricing model and the following assumptions: stock price of $1.55; historical volatility of 90%; risk free rate of approximately 4.5%; dividend yield of 0%; and warrant life of 10 years) was recorded as an expense in the statement of operations for the year ended December 31, 2004.

MDB Capital Group LLC (MDB) acted as placement agent with respect to certain investors in the Offering. As partial compensation for these services, the Company issued to MDB and certain of its affiliates warrants to purchase an aggregate of 572,878 shares of Common Stock at a price of $1.55 per share, exercisable for a period beginning on December 17, 2004 and ending five years thereafter. The fair value of these warrants is $633,149, based on the Black-Scholes option pricing model and the following assumptions: stock price of $1.55; historical

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

volatility of 90%; risk free rate of approximately 4.5%; dividend yield of 0%; and warrant life of 5 years. Pursuant to Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of these warrants has been recorded as a current liability until the Company has sufficient authorized shares available to be delivered if the warrants were exercised. In addition, the Company is required to report the fluctuation to the fair value of the warrant liability in current operations. During the period from December 17, 2004 to December 31, 2004, the fair value of these warrants did not change.

(d) Equity Incentive Plan

Pursuant to the Merger, the Company assumed the Medivation Equity Incentive Plan (the Equity Incentive Plan), and reserved an aggregate of 1,106,415 shares of the Company’s Common Stock for issuance upon the exercise of awards granted under the Equity Incentive Plan. As of December 31, 2004 and 2003, there were 616,556 and 0 options outstanding under the Equity Incentive Plan, all of which were issued to consultants. As of December 31, 2004, the weighted average exercise price and the weighted average fair value of the outstanding options were $0.85 and $2.84, respectively, all 616,556 options were exercisable (but the shares of Common Stock issuable upon exercise of those options remained subject to repurchase by the Company at the option exercise price if the optionee’s term of service for the Company ends), and none of these options had been exercised. At December 31, 2004, 489,859 options were available for future grants under the Equity Incentive Plan.

The Equity Incentive Plan provides for the issuance of options and other equity-based awards, including restricted stock and stock appreciation rights. Options granted under the Equity Incentive Plan may be nonqualified or qualified incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended. The Equity Incentive Plan is administered by our board of directors, or a committee appointed by the Board, which determines recipients and types of options to be granted, including the vesting schedule, the number of shares subject to the options and the exercisability of the options. The term of the stock options granted under the Equity Incentive Plan may not exceed ten years. The exercise price for all options is determined by our board of directors, or by a committee appointed by the board, at the time of grant. The options may, but need not, contain provisions for early exercise and the right of first refusal. No incentive stock option may be granted to any person who, at the time of the grant, owns, or is deemed to own, stock constituting more than 10% of our total combined voting power, unless the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and the term of the option does not exceed five years from the date of grant.

Options granted under the Equity Incentive Plan vest at the rate specified in each optionee’s option agreement. Unless determined otherwise by the administrator of the Equity Incentive Plan, no stock option may be transferred by the optionee other than by will or the laws of descent or distribution and may be exercised during the lifetime of the optionee only by the optionee. An optionee whose relationship with us or any affiliate ceases for any reason, other than by death or permanent or total disability, may exercise options within the period of time as is specified in the optionee’s option agreement, which typically is at least thirty days. If no period of time is specified in the optionee’s option agreement, then the option is exercisable for a period of three months. When an optionee’s relationship with us or any affiliate ceases due to death or permanent or total disability, options may be exercised within the period of time as is specified in the optionee’s option agreement, which typically is at least six months. If no period of time is specified in the optionee’s option agreement, then the option is exercisable for a period of twelve months.

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Upon our change in control, all outstanding options under the Equity Incentive Plan will be accelerated and become immediately exercisable. A change of control is defined in the Equity Incentive Plan to include, subject to certain exceptions (i) the acquisition, directly or indirectly, by any “person” or “group” (as defined in the Securities Exchange Act of 1934, as amended, and the rules thereunder) of “beneficial ownership” (as defined in the Securities Exchange Act of 1934, as amended, and the rules thereunder) of our voting securities that represent 50% or more of our combined outstanding voting power; (ii) during any period of two consecutive years, individuals who, at the beginning of such period, constitute our board of directors together with any new director(s), cease for any reason to constitute a majority thereof; (iii) the consummation, whether directly or indirectly and subject to certain exceptions, of (x) a merger, consolidation, reorganization, or business combination or (y) a sale or other disposition of all or substantially all of our assets or (z) our acquisition of assets or stock of another entity and (iv) our liquidation or dissolution. The Merger and the Offering did not constitute a change of control under the Equity Incentive Plan.

(e) Options

For the year ended December 31, 2004, the Company recorded a stock-based compensation expense of $109,265 to reflect the appropriate portion of the total cost of the 616,556 options granted in 2004. All such options were granted to consultants as partial or total compensation for services to be provided under consulting agreements.

These options were assigned an aggregate value of $882,719 as of December 31, 2004 using the Black-Scholes option pricing model and the following assumptions: stock price of $1.55; historical volatility of 90%; risk free rate of approximately 4.5%; dividend yield of 0%; and option life of approximately 9.5 years. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” the stock-based compensation expense recorded in the Company’s Statement of Operations for the year ended December 31, 2004, in the amount of $109,265, reflected the portion of the aggregate option value corresponding to the aggregate number of shares vested on the options through that date. As further portions of these options are earned in the future, the Company will recognize additional expense based on their then-current fair market value.

(f) Equity Transactions Related to the Reverse Merger

Because the Merger was accounted for as a reverse merger under generally accepted accounting principles, (1) the Company’s historical accumulated deficit for periods prior to December 17, 2004, in the amount of $422,120, was eliminated against additional-paid-in-capital, and (2) the consolidated financial statements present the previously issued shares of Series A Preferred Stock and Common Stock of Orion as having been issued pursuant to the Merger on December 17, 2004, and the shares of Series B Preferred Stock of the Company issued to the former Medivation stockholders in the Merger as having been outstanding since October 2003 (the month when Medivation first sold its equity securities).

7. COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under a non-cancelable operating lease that expires in October 2005. Total rent expense under this operating lease for the year ended December 31, 2004 and for the period from inception (September 4, 2003) through December 31, 2003 was $62,517 and $10,420, respectively. Future lease obligations under this non-cancelable operating lease as of December 31, 2004 are $52,098.

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company’s intellectual property at December 31, 2004 consisted of three patent families purchased by the Company from third parties (Note 4). The purchase agreements require the Company to make certain milestone payments upon the occurrence of stated events, and to pay royalties on the sale of any products covered by such purchased patent rights.

8. INCOME TAXES

The tax effects of temporary differences which give rise to the deferred tax provision at December 31, 2004 consisted of the following:

Deferred tax assets
Net operating loss carryforward	$1,267,807
Warrant based compensation	54,308
State tax-deferred	(58,384)
Less valuation allowance	(1,263,731)

Net deferred tax assets	$—

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the year ended December 31, 2004 and for the period from inception (September 4, 2003) to December 31, 2003:

	Year ended Dec. 31, 2004	Inception (Sept. 4, 2003) to Dec. 31, 2003
Current
Federal	$—	$—
State	1,600	800

	1,600	800

Deferred
Federal	—	—
State	—	—

	$1,600	$800

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the year ended December 31, 2004 and for the period from inception (September 4, 2003) to December 31, 2003 as follows:

	Year ended Dec. 31, 2004	Inception (Sept. 4, 2003) to Dec. 31, 2003
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State taxes	(3.0)%	(2.8)%
Prior year adjustments	(1.9)%	—
Change in valuation allowance	38.8%	36.9%
Other	0.1%	(0.1)%

Total	0.0%	0.0%

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The valuation allowance increased by $1,115,982 and $147,749 during the year ended December 31, 2004, and for the period from inception (September 4, 2003) to December 31, 2003, respectively. The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability of the Company and has been offset by a valuation allowance since management does not believe the recoverability of this deferred tax asset during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit for the year ended December 31, 2004 has not been recognized in these financial statements.

As December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $3,207,000 and $1,961,000, respectively. The net operating loss carryforwards begin expiring in 2022 and 2012, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

Item 8A. Controls and Procedures.

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rule 13a-15(b), the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and the company’s Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal controls over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item 9 is incorporated by reference to the information under the captions “Management,” “Election of Directors,” and “Section 16(a) Beneficial Ownership Compliance” contained in the Proxy Statement.

Item 10. Executive Compensation.

The information required by this Item 10 is incorporated by reference to the information under the caption “Compensation of Directors and Executive Officers” in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 11 is incorporated by reference to the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

The information required by this Item 12 is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 13. Exhibits and Current Reports on Form 8-K

Exhibits

Exhibit No.		Exhibit Description
2.1		Agreement and Plan of Merger dated as of December 17, 2004, by and among the Orion Acquisition Corp. II, Medivation Acquisition Corp. and Medivation, Inc. (1)

3.1	(a)	Form of Certificate of Common Stock, par value $0.01 per share, of Orion Acquisition Corp. II (2)

3.1	(c)	Form of Certificate of Series B Convertible Preferred Stock, par value $0.01 per share, of Orion Acquisition Corp. II (3)

3.1	(d)	Amended and Restated Certificate of Incorporation of Orion Acquisition Corp. II (4)

3.1	(e)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orion Acquisition Corp. II (5)

3.1	(f)	Form of Certificate of Designations of the Series B Convertible Preferred Stock of Orion Acquisition Corp. II (6)

3.1	(g)	Amended and Restated Certificate of Designations of the Series B Convertible Preferred Stock of Orion Acquisition Corp. II (7)

3.2		Bylaws of Orion Acquisition Corp. II, together with all amendments and restatements thereto (8)

4.1		Warrant Agency Agreement between American Stock Transfer & Company and Orion Acquisition Corp. II, dated April 1, 1996 (9)

Exhibit No.		Exhibit Description

4.2		Form of Class B Unit Purchase Agreement of Orion Acquisition Corp. II (10)

4.3		Form of Certificate of the Class B Warrants of Orion Acquisition Corp. II (11)

9.1		Forms of Voting Agreement entered into by and among Orion Acquisition Corp. II and David T. Hung, M.D., C. Patrick Machado, Dara BioSciences, Inc. and Selena Pharmaceuticals, Inc., dated as of December 17, 2004 (12)

10.1		Forms of Lock-Up Agreement entered into by and among Orion Acquisition Corp. II and David T. Hung, M.D., C. Patrick Machado, Dara BioSciences, Inc. and Selena Pharmaceuticals, Inc., dated as of December 17, 2004 (13)

10.2	(a)	Form of Purchase Agreement by and among Orion Acquisition Corp. II and the investors named therein, dated as of December 17, 2004 (14)

10.2	(b)	Form of Purchase Agreement by and among Orion Acquisition Corp. II, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P., dated as of December 17, 2004 (15)

10.3	(a)	Form of Registration Rights Agreements by and among Orion Acquisition Corp. II, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P., dated as of December 17, 2004 (16)

10.3	(b)	Form of Registration Rights Agreement by and among Orion Acquisition Corp. II and the other parties thereto, dated as of December 17, 2004 (17)

10.3	(c)	Forms of Registration Rights Agreement entered into by and among Orion Acquisition Corp. II, David T. Hung, M.D., C. Patrick Machado, Dara BioSciences, Inc., Selena Pharmaceuticals, Inc., and MDB Capital Group LLC, dated as of December 17, 2004 (18)

10.4	(a)	Warrant to purchase Common Stock of Medivation, Inc., dated as of April 1, 2004, assumed by Orion Acquisition Corp. II issued to Dara BioSciences, Inc. (19)

10.4	(b)	Amendment Agreement by and between Orion Acquisition Corp. II and Dara BioSciences, Inc., dated as of December 17, 2004 (20)

10.5	(a)	Warrant to purchase Common Stock of Medivation, Inc., dated as of June 8, 2004, assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr. (21)

10.5	(b)	Warrant to purchase Common Stock of Medivation, Inc., dated as of August 1, 2004, assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr. (22)

10.5	(c)	Warrant to purchase Common Stock of Medivation, Inc., dated as of September 1, 2004, assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr. (23)

10.5	(d)	Amendment Agreement by and between Orion Acquisition Corp. II and Joseph J. Grano, Jr., dated as of December 17, 2004 (24)

10.6		Warrant to purchase Common Stock of Medivation, Inc., dated as of November 16, 2004, assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D. (25)

10.7	(a)	2004 Equity Incentive Plan of Medivation, Inc., assumed by Orion Acquisition Corp. II (26)

10.7	(b)	Form of Stock Option Agreement of Medivation, Inc., assumed by Orion Acquisition Corp. II

10.7	(c)	Form of Stock Option Agreement of Medivation, Inc., assumed by Orion Acquisition Corp. II.

14		Code of Business Conduct and Ethics Policy of Orion Acquisition Corp. II

Exhibit No.	Exhibit Description

21	Subsidiaries of Orion Acquisition Corp. II (27)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to Form 8-K of Orion Acquisition Corp. II, File No. 000-20837, dated December 20, 2004.
(2)	Incorporated by reference to Exhibit 1.A. to Form 8-A of Orion Acquisition Corp. II, File No. 000-20837, dated June 10, 1996.
(3)	Incorporated by reference to Exhibit 3.1(c) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(4)	Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-03252, dated June 14, 1996.
(5)	Incorporated by reference to Exhibit 3.2 to Form 10-KSB of Orion Acquisition Corp. II, File No. 000-20837, for the year ended December 31, 1999.
(6)	Incorporated by reference to Exhibit 2.2 to Form 8-K of Orion Acquisition Corp. II, File No. 000-20837, dated June 28, 2004.
(7)	Incorporated by reference to Exhibit 5.1 to Form 8-K of Orion Acquisition Corp. II, File No. 000-20837, dated December 20, 2004.
(8)	Incorporated by reference to Exhibit 3.2 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-03252, dated April 5, 1996.
(9)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-03252, dated May 15, 1996.
(10)	Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-03252, dated May 15, 1996.
(11)	Incorporated by reference to Exhibit 1.D. to Form 8-A of Orion Acquisition Corp. II, File No. 000-20837, dated June 10, 1996.
(12)	Incorporated by reference to Exhibit 9.1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(13)	Incorporated by reference to Exhibit 10.1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(14)	Incorporated by reference to Exhibit 10.1 to Form 8-K of Orion Acquisition Corp. II, File No. 000-20837, dated December 20, 2004.
(15)	Incorporated by reference to Exhibit 10.2 to Form 8-K of Orion Acquisition Corp. II, File No. 000-20837, dated December 20, 2004.
(16)	Incorporated by reference to Exhibit 10.3 to Form 8-K of Orion Acquisition Corp. II, File No. 000-20837, dated December 20, 2004.
(17)	Incorporated by reference to Exhibit 10.4 to Form 8-K of Orion Acquisition Corp. II, File No. 000-20837, dated December 20, 2004.
(18)	Incorporated by reference to Exhibit 10.5 to Form 8-K of Orion Acquisition Corp. II, File No. 000-20837, dated December 20, 2004.
(19)	Incorporated by reference to Exhibit 10.4(a) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(20)	Incorporated by reference to Exhibit 10.4(b) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(21)	Incorporated by reference to Exhibit 10.5(a) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.

(22)	Incorporated by reference to Exhibit 10.5(b) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(23)	Incorporated by reference to Exhibit 10.5(c) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(24)	Incorporated by reference to Exhibit 10.5(d) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(25)	Incorporated by reference to Exhibit 10.6 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(26)	Incorporated by reference to Exhibit 10.7(a) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(27)	Incorporated by reference to Exhibit 21.1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.

Current Reports on Form 8-K

The company filed with the Commission a Current Report on Form 8-K dated December 17, 2004, pursuant to Items 1.01, 2.01, 3.02, 5.02, 5.03, 5.03, 7.01 and 9.01.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information under the caption “Principal Accountant Fees and Services” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on February 10, 2005.

ORION ACQUISITION CORP. II

By:	/s/ C. PATRICK MACHADO
Name:	C. Patrick Machado
Title:	Senior Vice President and Chief Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates stated:

/s/ DAVID T. HUNG, M.D. David T. Hung, M.D.	President and Chief Executive Officer (Principal Executive Officer)	February 10, 2005

/s/ C. PATRICK MACHADO C. Patrick Machado	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 10, 2005

/s/ CHRISTOPHER A. MARLETT Christopher A. Marlett	Director	February 10, 2005

/s/ ANTHONY DIGIANDOMENICO Anthony DiGiandomenico	Director	February 10, 2005