Form 10-K/A
period 2004-12-31
ORION ACQUISITION CORP II
filed 2005-05-02
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

Transitional Small Business Disclosure Format:    Yes:  ☐    No:   ☒

EXPLANATORY NOTE

As used in this report:

•	“Class B Warrants” refers to the Redeemable Class B Unit Purchase Warrants issued by Orion in its initial public offering in 1996;

•	“the financing” refers to the private placement by Orion of an aggregate of 7,741,935 shares of common stock on December 17, 2004, to certain accredited investors;

•	“Medivation” refers to Medivation, Inc. on or prior to December 17, 2004, the effective date of the merger;

•	“the merger” refers to the merger effective on December 17, 2004, by and among Orion, merger sub and Medivation, pursuant to which Medivation became a wholly owned subsidiary of Orion;

•	“merger sub” refers to the wholly owned subsidiary of Orion that was merged with and into Medivation in connection with the merger;

•	“Orion” refers to Orion Acquisition Corp. II on or prior to December 17, 2004, the effective date of the merger;

•	“preferred stock” refers to the Series A Preferred Stock and the Series B Preferred Stock, collectively, of the company;

•	“the transactions” refers to the financing and the merger, collectively;

•	“warrants” refers to the warrants of the company exercisable for shares of our common stock, including the Class B Warrants; and

•	“We,” “our,” “us” and “the company” refer to Orion and Medivation, collectively, on a consolidated basis after giving effect to the transactions.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this report. These risks are not exhaustive. Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

PART I

Item 1. Description of Business.

The Company

We are a life sciences company based in San Francisco, California. Our business strategy is to identify and acquire development stage medical technologies, including both pharmaceuticals and medical devices, that have promising scientific, clinical and commercial prospects and strong intellectual property positions, and to develop those technologies through a largely outsourced model to achieve value-enhancing milestone events. By “valuation-enhancing milestone events” we mean milestone events in the development of pharmaceutical and medical device product candidates which increase the value of those product candidates. Examples of “valuation-enhancing milestone events” include receiving regulatory approval to commence human testing of a product candidate, generating data from human testing which indicate that a product candidate is likely to be safe and effective for its intended use, receiving regulatory approval to market a product candidate and obtaining the issuance of one or more patents covering a product candidate. If we successfully reach such milestone events, we will then consider selling or partnering a given program to a larger pharmaceutical or medical device company or, alternatively, to continue development ourselves to achieve the next milestone event. We believe that our competitive advantages are our ability to identify and acquire medical technologies with favorable risk/reward ratios, our focus on rapid development, and our use of largely outsourced development functions, which allows us to minimize infrastructure and fixed costs and maximize flexibility.

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

The company is the product of the merger between Medivation and merger sub, a wholly owned subsidiary of Orion, which was completed as part of the transactions, including the merger and the financing, on December 17, 2004. Prior to the merger, Orion had not engaged in any substantive commercial operations, and Medivation was a privately held life sciences company. Neither Orion nor Medivation has generated any revenues to date. Orion was incorporated in Delaware in October 1995 for the purpose of acquiring an operating business by purchase, merger, combination or otherwise. Medivation was incorporated in Delaware in September 2003. From its inception in September 2003 to December 17, 2004, Medivation’s activities consisted of identifying and acquiring the intellectual property covering our Dimebon and NT0904 product candidates, obtaining approval from the Russian Ministry of Health to conduct our planned Phase II study of Dimebon, arranging for the manufacture of Dimebon drug substance for use in that study, and obtaining financing for that study and our other business operations. During this period, Medivation funded its operations through the sale of $1,850,000 in convertible bridge notes to two investors. See “Certain Relationships and Related Transactions—Transactions with Mr. Grano—Convertible Bridge Notes and Warrants” and “—Transactions with Dara BioSciences, Inc.”

Consistent with our strategy of outsourcing key development functions, as of January 28, 2005, we had only three employees, all of whom are full-time, and use consultants to provide the majority of our development activities.

The Transactions

On December 17, 2004, Orion entered into an agreement and plan of merger by and among Orion, merger sub and Medivation, providing for the merger of the merger sub with and into Medivation, and pursuant to which Medivation became the surviving corporation and a wholly owned subsidiary of Orion. Pursuant to the merger agreement, each outstanding share of common stock of Medivation was converted into 0.122935 shares of the

Series B Preferred Stock of the company. In addition, in connection with the transactions, Orion entered into purchase agreements with respect to the private placement by Orion of an aggregate of 7,741,935 shares of common stock to certain accredited investors at a price of $1.55 per share. Of these shares, 6,903,399 were sold for cash and the remaining 838,536 were issued in exchange for cancellation of outstanding bridge notes of Medivation that we assumed in the merger.

At the next annual meeting of the holders of our common stock, we will propose for approval an amendment to our amended and restated certificate of incorporation to change the name of the company to “Medivation, Inc.”

The Alzheimer’s Disease Opportunity

Alzheimer’s disease, the leading cause of dementia, is characterized by the progressive loss of memory, thinking (cognitive function) and the ability to perform the activities of daily living (global function). According to the Alzheimer’s Association, Alzheimer’s disease currently affects approximately 4.5 million people in the U.S., including as many as 10% of people aged 65 and older and nearly 50% of those aged 85 and older. Due to the aging baby boomer population and the increased prevalence of Alzheimer’s disease in older populations, the Alzheimer’s Association has projected that Alzheimer’s disease cases in the U.S. will rise to as many as 16 million by 2050 unless a cure or prevention is found. According to a published article in the December 19, 2000 issue of Scientific American, worldwide cases of Alzheimer’s disease are expected to reach 22 million by 2025. According to information available free of charge on the website of the American Health Assistance Foundation (www.ahaf.org), Alzheimer’s disease kills 100,000 people per year in the U.S. According to the Alzheimer’s Association, on average between three and 20 years pass between a patient’s initial diagnosis with Alzheimer’s disease and his or her death, with an average duration of eight years. The Alzheimer’s Association has estimated that total annual expenditures on Alzheimer’s disease in the U.S. exceed $100 billion annually, and that the average lifetime cost per Alzheimer’s disease patient is $170,000. All information in this paragraph attributed to the Alzheimer’s Association is available free of charge on their website (www.alz.org).

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

Combination Therapy

Namenda combined with Aricept® is significantly more effective in treating the symptoms of Alzheimer’s disease than Aricept® alone. A study published in the January 21, 2004 issue of the Journal of the American Medical Association concluded that Namenda® combined with Aricept® is significantly more effective in treating the symptoms of Alzheimer’s disease than Aricept® alone. This study compared the use of a combination of Namenda®, an NMDA receptor inhibitor, and Aricept®, a cholinesterase inhibitor, to Aricept® alone in 404 patients with moderate-to-severe Alzheimer’s disease. After six months of dosing, patients who took the combination therapy (Namenda® plus Aricept®) had significantly better outcomes on measurements of cognition, activities of daily living, global outcome and behavior compared to patients who took Aricept® alone. This study was reported by its authors to be the first to show superiority of dual target inhibition (NMDA receptor and cholinesterase inhibition) over single target inhibition (cholinesterase inhibition only) in Alzheimer’s disease patients. This study suggests that combination therapy directed at both cholinesterase and the NMDA receptor eventually may become an important clinical approach to treating Alzheimer’s disease.

Market Size

Based on financial information publicly disclosed by the marketers of Alzheimer’s disease therapeutics, these drugs constitute more than a billion dollar market per year worldwide. Aricept®, the largest selling cholinesterase inhibitor, generated more than $1 billion in combined global sales for Pfizer Inc. and Eisai Co., Ltd. in 2002 (as reported in the 2002 Annual Report of Pfizer, Inc.), while Exelon®, the second largest-selling cholinesterase inhibitor, generated $367 million in global sales for Novartis AG in 2003 (as reported by Novartis AG in a media release on January 22, 2004). While Forest Laboratories, Inc.’s NMDA receptor antagonist Namenda® was only approved in October 2003, it generated sales of $333 million for Forest Laboratories, Inc. in its fiscal year ended March 31, 2005 (as reported by Forest Laboratories, Inc. in its earnings release for that period).

The market performance of the existing Alzheimer’s disease therapeutics is particularly noteworthy given that their clinical performance to date has been modest. Specifically, as stated in their FDA-approved labelling, none of the drugs approved by the FDA to treat Alzheimer’s disease has been proven to prevent or slow the underlying process of brain deterioration (neurodegeneration) in patients with Alzheimer’s disease. Rather, these drugs have been shown only to address the symptoms of Alzheimer’s disease—primarily loss of cognitive and global function. Furthermore, in the studies submitted in support of applications for FDA approval of these drugs, none of these drugs was shown to improve both cognitive and global function in the patients studied. Thus, we believe that there is room for improvement in this large and growing pharmaceutical market, and have chosen to invest in our Dimebon and NT0904 programs based in part on that belief. However, our ability to achieve this objective is subject to a high level of risk. See “Risk Factors—Risks Related to our Product Development Candidates.”

Our Dimebon Program

Background

Dimebon is a Russian drug which was approved in 1983 by the Ministry of Health of the Soviet Union for use as an oral antihistamine. According to our research, more than 28 million doses of the drug have been manufactured for human use in Russia since Dimebon’s approval in 1983. Dimebon has been used in Russia for the treatment of allergic conditions such as allergic rhinitis and allergic dermatitis.

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

Dimebon’s Purported Mechanisms of Action

Dimebon appears to inhibit both of the two FDA-validated drug targets for Alzheimer’s disease—the NMDA receptor and cholinesterase. Experiments performed at the Institute of Physiologically Active Compounds in Russia compared the ability of both Dimebon and Namenda® (the NMDA receptor inhibitor approved by the FDA in 2003 to treat moderate-to-severe Alzheimer’s disease) to inhibit the NMDA receptor. These experiments showed that both Dimebon and Namenda® appeared to inhibit the NMDA receptor, but with differing affinities depending on the type of neuron involved. The range of affinities of each drug for the NMDA receptors on various types of neurons overlapped in this experiment, although in the majority of neurons tested Namenda® appeared to inhibit the NMDA receptor with higher affinity than did Dimebon. The results of these experiments were published in 2001 in Annals of the New York Academy of Sciences (Bachurin S et al., “Antihistamine agent dimebon as a novel neuroprotector and a cognition enhancer”) and in 2003 in Bulletin of Experimental Biology Medicine (Grigoriev VV et al., “Comparative study of action mechanisms of dimebon and memantine on AMPA- and NMDA-subtype glutamate receptors in rat cerebral neurons”). Abstracts of these publications are available free of charge at www.annalsnyas.org and www.medscape.com, respectively. Confirmatory experiments performed for us by a U.S. contract laboratory repeated the Russian findings that Dimebon appears to inhibit the NMDA receptor, although with a lower affinity than does Namenda®. Low affinity of a product candidate for its target is frequently considered to be an undesirable characteristic from a drug development standpoint. However, the optimal level of affinity with which a drug must bind the NMDA receptor, and the particular types of neurons in which such binding must occur, to safely and effectively treat Alzheimer’s disease is not known.

Experiments performed at the Institute of Physiologically Active Compounds in Russia, and confirmed in two U.S. contract laboratories, have demonstrated that Dimebon also inhibits both of the two primary forms of cholinesterase—acetylcholinesterase and butyrylcholinesterase. The results of these experiments were published in 2001 in Annals of the New York Academy of Sciences (Bachurin S et al., “Antihistamine agent dimebon as a novel neuroprotector and a cognition enhancer”). An abstract of this publication is available free of charge at www.annalsnyas.org. Each of the cholinesterase inhibitors approved by the FDA to treat Alzheimer’s disease also inhibits both the acetyl and the butyryl forms of cholinesterase. Based on published data regarding the affinities with which the three FDA-approved cholinesterase inhibitors bind their targets, Dimebon appears to inhibit butyrylcholinesterase more strongly than do two of the three FDA-approved drugs, while all three of the FDA-approved drugs inhibit acetylcholinesterase more strongly than Dimebon appears to do. The optimal level of affinity with which a drug must bind cholinesterase—whether the acetyl form, the butyrl form, or both forms—to safely and effectively treat Alzheimer’s disease is not known.

Dimebon also may block mitochondrial permeability transition pores, a potential new drug target for the treatment of Alzheimer’s disease. Experiments conducted at the Institute of Physiologically Active Compounds in Russia have demonstrated that Dimebon inhibits the ability of substances to flow into and out of mitochondria (structures located within cells that are responsible for generating energy). In this experiment, the Institute of Physiologically Active Compounds scientists administered APß 25-35 to a preparation of mitochondria in a test tube. APß 25-35 is a fragment of the beta amyloid peptide, which is believed to play a leading role in the pathophysiology of Alzheimer’s disease, and is known to cause mitochondria to swell, presumably by increasing the permeability of the mitochondrial walls. Dimebon was then administered to the mitochondria that had been treated with APß 25-35, and found to reduce this mitochondrial swelling, presumably by reducing the mitochondrial wall permeability caused by the APß 25-35. The scientists who conducted these experiments believe that Dimebon achieves this effect by blocking a type of pore, called mitochondrial permeability transition pores, through which substances pass into and out of mitochondria. The results of these experiments were published in 2003 in Annals of the New York Academy of Sciences (Bachurin SO et al., “Mitochondria as a target for neurotoxins and neuroprotective agents”). An abstract of this publication is available free of charge at www.annalsnyas.org.

Blocking mitochondrial permeability transition pores is not a validated mechanism for treating Alzheimer’s disease. However, there is scientific basis that leads us to believe that this activity may be relevant in treating Alzheimer’s disease. One of the theories of the underlying pathophysiology of Alzheimer’s disease holds that the disease is caused in part by the death of neurons. Studies published in 2003 in The Journal of Biological Chemistry (Cesura AM et al., “The voltage-dependent anion channel is the target for a new class of inhibitors of the mitochondrial permeability transition pore”) and in 2002 in Review of Neurology (Tornero D et al., “The role of the mitochondrial permeability transition pore in neurodegenerative processes”) and in Journal of Neuroscience Research (Moreira PL et al., “Effect of amyloid beta-peptide on permeability transition pore; a comparative study”) have shown that opening mitochondrial pores can lead to neuron death by allowing excess calcium to flow between the cytoplasm (the area of the cell surrounding the mitochondria) and the mitochondria, and by allowing so-called “suicide factors” (substances which induce cells to kill themselves) to escape from the mitochondria into the cytoplasm. The former publication is available free of charge at www.jbc.org and abstracts of the latter two publications are available free of charge at www.medscape.com. The Russian experiment described above suggests that Dimebon can reduce mitochondrial permeability induced by APß 25-35, whether by means of blocking mitochondrial permeability transition pores or through some other mechanism, which for the above reasons may protect neurons from dying.

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

When measured based on time needed for the rats successfully to complete the active avoidance test, Dimebon and Tacrine again both performed better than placebo, but in this instance Dimebon also performed better than Tacrine. Specifically, the control rats required on average 4.8 seconds to complete the active avoidance test, while the animals receiving neurotoxin required more time—on average 5.5 seconds—to do so. By contrast, the Tacrine-treated rats completed the test in an average of four seconds, and the Dimebon-treated rat required only an average of three seconds to do so. It is noteworthy that, based on the time to completion measurement in this experiment, both the Dimebon and Tacrine-treated animals performed better than the animals that did not receive any neurotoxin. The results of the experiments described in this section entitled “The Rat Active Avoidance Test” were published in 2001 in Annals of the New York Academy of Sciences (Bachurin S et al., “Antihistamine agent dimebon as a novel neuroprotector and a cognition enhancer”). An abstract of this publication is available free of charge at www.annalsnyas.org.

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

The results of these experiments are depicted in the chart below. Neurotoxin-treated animals that were not also treated with any drug did not learn or remember the location of the platform and swam randomly. By contrast, neurotoxin-treated animals which were also treated with Aricept®, Namenda® or Dimebon all showed comparable improvement in their ability to learn and remember the platform’s location, as indicated by the more direct (less random) swimming pattern to the submerged platform. After drug treatment was discontinued at the end of approximately three and a half weeks, rats treated with Aricept® appeared to forget the location of the submerged platform, as evidenced by their swimming pattern becoming more random and less direct, while rats treated with Namenda® or Dimebon continued to remember the location. In this regard, Namenda® and Dimebon, which both appear to inhibit the NMDA receptor, appeared in these experiments to perform better than Aricept® in durability of response. The experiments were performed by Dr. Sergey Bachurin, a member of our Scientific and Clinical Advisory Board. The results of the experiments are not yet published. We assume responsibility for the veracity of these experiments.

Clinical Data

Dimebon appeared to improve some aspects of memory, cognitive and global function in a pilot open-label clinical study in 14 Alzheimer’s disease patients conducted at the Moscow Center for Gerontology in Russia. The patients were treated with oral Dimebon, three times daily for two months. Patients’ memory, cognitive and global function were assessed by two psychiatric scales, the Hasegawa Dementia Scale and a scale developed by one of the investigators in the study, called the Bukatina Scale. Baseline scores for individual patients were determined prior to drug treatment and then subsequent memory and functional assessments were performed by two psychiatrists on patients treated open-label with Dimebon. After two months of Dimebon treatment, treatment was stopped and patient psychiatric assessments for memory and cognitive function continued for an additional two months. Patients treated with Dimebon experienced an improvement in memory and cognition after two months of therapy, although the endpoints used in this study were not those currently required by the FDA for approval of Alzheimer’s disease therapeutics and the study was not placebo-controlled. Furthermore, after Dimebon was discontinued at week eight, a deterioration in cognitive function in the Alzheimer’s disease patients was observed. We used the results of this study to help make our decision to acquire the Dimebon technology. The results of this clinical study were published in 2001 in Annals of the New York Academy of Sciences (Bachurin S et al., “Antihistamine agent dimebon as a novel neuroprotector and a cognition enhancer”). An abstract of this publication is available free of charge at www.annalsnyas.org. Study results are also reproduced in our issued patent covering the use of Dimebon to treat neurodegenerative diseases, which is available free of charge at www.uspto.gov (patent number US 6,187,785 B1).

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

Potential Future Indications for Dimebon

Anti-Aging Indications

In an experiment performed at the Institute of Physiologically Active Compounds in Russia, by Dr. Sergey Bachurin, a member of our Scientific and Clinical Advisory Board, Dimebon was shown to reduce certain aging-associated conditions, and to increase survival, in normally aging mice. In this study, 100 normally aging mice, which have a typical lifespan of approximately two years, were given either Dimebon (dissolved in their daily drinking water, 50 mice) or a placebo (drinking water control, 50 mice) for 13 months. Dimebon was found to reduce several common signs of aging—cataracts (80% reduction), balding (42% reduction) and cachexia (age-associated weight loss). Most significantly, Dimebon was shown to prolong survival in this experiment. At the end of the study, 83% more mice were alive in the Dimebon group than in the control group. The survival data from this study are depicted in the chart below. The results of this study suggest that the prevention and/or treatment of cataracts, balding and cachexia may all be potential future indications for Dimebon. The results of this study are not yet published. We assume responsibility for the veracity of these results. We own a pending patent application based on the results of this study. See “Description of Business—Intellectual Property.”

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

Scientists at the Institute of Physiologically Active Compounds in Russia studied the effects of NT0904 in the Morris Rat Water Maze Test—the same animal model of Alzheimer’s disease in which they tested Dimebon as described above. In these experiments, rats were divided into five groups. Animals in group (a) were the controls, and did not receive either neurotoxin or any drug. Animals in group (b) received injections of the neurotoxin AF64A directly into their brains, but did not receive any drug. Animals in groups (c), (d) and (e) received both neurotoxin and a drug—with animals in group (c) receiving Aricept®, those in group (d) receiving Namenda® and those in group (e) receiving NT0904. The results of these experiments, depicted below, show that rats receiving Aricept®, Namenda® and NT0904 (groups (c), (d) and (e)) showed improvement in their ability to learn and remember the platform’s location, as indicated by the more direct (less random) swimming pattern to the submerged platform, as compared to neurotoxin-treated rats that did not receive any drug (group (b)). The results of these experiments were published in 2003 in Bulletin of Experimental Biology Medicine (Lermontova NN et al., “Comparison of the effect of NT-0409 and antidementia drugs on learning and memory in rats with chronic cerebral cholinergic deficiency”). An abstract of this publication is available free of charge at www.medscape.com.

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

Manufacturing

We have entered into an agreement with Pisgah Labs, Inc., a U.S. contract laboratory, to manufacture bulk Dimebon drug substance for use in our preclinical and clinical studies. The laboratory has manufactured 16 kilograms of Dimebon drug substance, under current good manufacturing practices conditions. We expect this to be sufficient drug substance to supply all of our requirements for our upcoming Phase II efficacy study in Russia and for our investigational new drug-enabling preclinical studies in the U.S. We also have entered into an agreement with QS Pharma, LLC, a second U.S. contract laboratory, to manufacture finished Dimebon tablets, under current good manufacturing practices conditions, for use in our upcoming Phase II clinical study in Russia. Work on this project began in January 2005. We selected both contract laboratories under a competitive bidding process in which we received bids from multiple vendors. We paid Pisgah Labs, Inc. approximately $510,000 for manufacturing the 16 kilograms of Dimebon drug substance for use in our clinical and preclinical studies. QS Pharma LLC’s manufacture of Dimebon tablets for use in our Phase II study in Russia is still underway. Based on the terms of our contract with QS Pharma LLC and assuming no changes in our currently anticipated scope of work, we expect to pay approximately $413,000 for this work. However, because this is still an ongoing project, the scope of work is subject to change, which could change the total cost of the project. We believe that sufficient raw materials and manufacturing capacity exist to produce all of our requirements for Dimebon bulk substance and finished Dimebon tablets for the foreseeable future, in a timely and cost-effective manner.

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

Dividend Policy

We have not in the past paid, and do not expect for the foreseeable future to pay, dividends on our common stock. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used for working capital and other general corporate purposes. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions and applicable law.

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

Option Grants

On December 17, 2004, in connection with the merger, we issued options exercisable for 335,839 shares of common stock to a consultant under our 2004 Equity Incentive Plan at an exercise price of $1.55 per share. In addition, in connection with the merger, we assumed options exercisable for 280,717 shares of common stock at an exercise price of $0.02 per share. These transactions were effected in reliance on Section 4(2) of the Securities Act. Each of the recipients in these transactions is financially sophisticated and had access to adequate information concerning the company.

Warrants

On December 17, 2004, in connection with the financing, we issued warrants exercisable for 572,878 shares of common stock to MDB Capital Group LLC, an accredited investor, at an exercise price of $1.55 per share with respect to services provided to us in connection with the financing. In addition, in connection with the merger, we assumed warrants exercisable for 251,613 shares of common stock at an exercise price of $1.55 per share. These transactions were effected in reliance on Section 4(2) of the Securities Act. Each of these recipients is financially sophisticated and had access, either individually or through their representatives, to adequate information concerning the company.

Common Stock

On December 17, 2004, in connection with the financing, we issued 7,741,935 shares of our common stock to accredited investors at a purchase price of $1.55 for an aggregate consideration of $11,999,999.25, paid with a combination of cash and the cancellation of certain preexisting indebtedness of Medivation. This transaction was effected in reliance on Rule 506 of Regulation D under the Securities Act. Each of these recipients is financially sophisticated and had access, either individually or through their representatives, to adequate information concerning the company.

On December 17, 2004, in connection with the financing, we issued 625,699 shares of common stock to Brock Capital Group, LLC and MDB Capital Group, LLC, each of whom is an accredited investor with respect to services provided to us in connection with the financing. These transactions were effected in reliance on Section 4(2) of the Securities Act.

On August 5, 2004, in connection with the settlement of legal proceedings then pending against us, we issued 182,600 shares of common stock in exchange for the cancellation of 132,600 Class B Warrants. This transaction was effected in reliance on Section 3(a)(9) of the Securities Act. No consideration or other remuneration was given or paid, directly or indirectly, for the exchange.

Preferred Stock

On December 17, 2004, in connection with the merger, we issued 331,925 shares of Series B Preferred Stock to David T. Hung, M.D., C. Patrick Machado, Selena Pharmaceuticals, Inc. and Dara BioSciences, Inc., the four former stockholders of Medivation. These transactions were effected in reliance on Section 4(2) of the Securities Act. Each of these recipients is financially sophisticated and had access, either individually or through their representatives, to adequate information concerning the company.

Since February 1, 2002, Medivation, Inc. has issued the following unregistered securities.

Option Grants

Since Medivation’s inception in September 2003, Medivation has granted options to purchase 114,173 shares of its common stock to two of its consultants under its 2003 Equity Incentive Plan at exercise prices of $0.05 per share. These transactions were effected under Rule 701 of the Securities Act.

Common Stock

On October 10, 2003 Medivation issued 900,000 shares of its common stock to Selena Pharmaceuticals, Inc., an accredited investor, in exchange for assignment of intellectual property rights. This transaction was effected in reliance on Rule 506 of Regulation D under the Securities Act.

On October 10, 2003 Medivation issued 900,000 shares of its common stock to Dara BioSciences, Inc. in exchange for $900 in cash. This transaction was effected in reliance on Section 4(2) of the Securities Act.

On October 20, 2003, Medivation issued 700,000 shares and 200,000 shares of its common stock to David T. Hung, M.D. and C. Patrick Machado, each of whom are accredited investors, for $700 and $200 in cash, respectively. This transaction was effected in reliance on Section 4(2) of the Securities Act.

Convertible Promissory Notes and Warrants

On October 10, 2003, Medivation issued a convertible promissory note having a principal amount of $1,000,000 and associated warrants to purchase capital stock of Medivation to Dara BioSciences, Inc., an accredited investor, in exchange for $1,000,000 in cash. This transaction was effected in reliance on Rule 506 of Regulation D under the Securities Act.

On April 1, 2004, Medivation issued a convertible promissory note having a principal amount of $250,000 and associated warrants to purchase capital stock of Medivation to Dara BioSciences, Inc., an accredited investor, in exchange for $250,000 in cash. This transaction was effected in reliance on Rule 506 of Regulation D under the Securities Act.

On June 8, 2004, Medivation issued a convertible promissory note having a principal amount of $200,000 and associated warrants to purchase capital stock of Medivation to Joseph Grano, an accredited investor, in exchange for $200,000 in cash. This transaction was effected in reliance on Rule 506 of Regulation D under the Securities Act.

On each of August 1, 2004 and September 1, 2004, Medivation issued a convertible promissory note having a principal amount of $200,000 and associated warrants to purchase capital stock of Medivation to Joseph Grano, an accredited investor, in exchange for an aggregate cash investment of $400,000 in cash. These transactions were effected in reliance on Section 4(2) of the Securities Act.

On November 16, 2004, Medivation issued to each of David T. Hung and C. Patrick Machado, each of whom are accredited investors, warrants to purchase shares of its capital stock in exchange for the execution by them of guarantees of professional fees incurred by Medivation. These transactions were effected in reliance on Section 4(2) of the Securities Act.

With respect to the transactions indicated above to have been effected in reliance on Section 4(2) of the Securities Act, recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients either received adequate information about Medivation or had adequate access, through their relationships with Medivation, to such information.

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

Our corporate strategy is to identify and acquire development stage medical technologies, including both pharmaceuticals and medical devices, that have promising scientific, clinical and commercial prospects and strong intellectual property positions, and to develop those technologies through a largely outsourced model to achieve value-enhancing milestone events. By “valuation-enhancing milestone events” we mean milestone events in the development of pharmaceutical and medical device product candidates which increase the value of those product candidates. Examples of “valuation-enhancing milestone events” include receiving regulatory approval to commence human testing of a product candidate, generating data from human testing which indicate that a product candidate is likely to be safe and effective for its intended use, receiving regulatory approval to market a product candidate and obtaining the issuance of one or more patents covering a product candidate. If we successfully reach such milestone events, we will then consider selling or partnering a given program to a larger pharmaceutical or medical device company or, alternatively, to continue development ourselves to achieve the next milestone event. We have acquired and are currently developing two technologies, both of which are small molecule drugs targeted at Alzheimer’s disease. Our lead product candidate, Dimebon, is scheduled to enter a randomized, double-blind, placebo-controlled Phase II efficacy study in Alzheimer’s disease patients in Russia in the second or third quarter of 2005. Our second product candidate, NT0904, is in the preclinical research phase. We are also evaluating other medical technologies for potential acquisition, and will continue to do so.

From its inception in September 2003 to December 17, 2004, Medivation’s activities consisted of identifying and acquiring the intellectual property covering our Dimebon and NT0904 product candidates, obtaining approval from the Russian Ministry of Health to conduct our planned Phase II study of Dimebon, arranging for the manufacture of Dimebon drug substance for use in that study, and obtaining financing for that study and our other business operations. During this period, Medivation funded its operations through the sale of $1,850,000 in convertible bridge notes to two investors. See “Certain Relationships and Related Transactions—Transactions with Mr. Grano—Convertible Bridge Notes and Warrants” and “—Transactions with Dara BioSciences, Inc.”

On December 17, 2004, Medivation became a wholly owned subsidiary of the company pursuant to an agreement and plan of merger by and among Orion, Medivation Acquisition Corp. and Medivation. Pursuant to the merger agreement, each outstanding share of common stock of Medivation was converted into 0.122935 shares of the Series B Preferred Stock of the company. Following the merger, the business conducted by the company is the business conducted by Medivation before the merger. Also on December 17, 2004, immediately following completion of the merger, the company sold an aggregate of 7,741,935 shares of its common stock to accredited investors at a price of $1.55 per share. Of these shares, 6,903,399 were sold for cash and the remaining 838,536 were issued in exchange for cancellation of outstanding bridge notes of Medivation that we assumed in the merger. For a list of persons that have historically provided our significant funding, see “Certain Relationships and Related Transactions.”

The merger was accounted for as a reverse merger under generally accepted accounting principles. Therefore, in the consolidated financial statements included herein: (1) Orion’s historical accumulated deficit for periods prior to December 17, 2004, in the amount of $422,120, was eliminated against additional-paid-in-capital, (2) the previously issued shares of Series A Preferred Stock and common stock of Orion are presented as having been issued in the merger on December 17, 2004, and (3) the shares of Series B Preferred Stock of Orion issued to the former Medivation stockholders in the merger are presented as having been outstanding since the inception of Medivation on September 4, 2003.

The significant sources of funding for our operations since Medivation’s inception on September 4, 2003 have consisted of the sales of $1,850,000 in convertible bridge notes in 2003 and 2004. For a list of persons that have historically provided Medivation’s significant funding, see “Certain Relationships and Related Transactions.” We have not generated any revenue from operations to date, and do not expect to generate operating revenue for several years, if ever. As of December 31, 2004, we had cash and cash equivalents of $10,671,707, accounts payable and other current liabilities to be paid in cash of $379,421, and no long term debt. Based on our business plan, we believe that our cash and cash equivalents, net of liabilities, will be sufficient to fund our operations through the scheduled completion of our Phase II efficacy study of Dimebon in Alzheimer’s disease patients in June 2006. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty. See “Forward-Looking Statements.”

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

Our business plan for the next twelve months consists of clinical development of Dimebon in Russia, preclinical development of Dimebon in the U.S., preclinical research on NT0904 and/or related molecules, and the identification, evaluation and potential acquisition of one or more new development stage medical product candidate(s). Based on our business plan, we expect to achieve the following development milestones on our existing two product candidates by June 2006: (a) completion of our randomized, double-blind, placebo-controlled Phase II efficacy study of Dimebon in Alzheimer’s disease patients in Russia; (b) completion of the animal studies required to support an investigational new drug application to the FDA to commence Phase I clinical testing of Dimebon in the U.S.; and (c) completion of preclinical research required to reach a decision on whether to begin preclinical development of our NT0904 family of compounds. As of December 31, 2004, the remaining estimated costs to fund the above three activities were approximately $4,500,000, $1,500,000 and $500,000, respectively, all of which we presently have sufficient cash to fund. However, we caution you that these are forward-looking statements and are subject to significant risk and uncertainty. See “Forward-Looking Statements.”

We historically have conducted our business operations on a largely outsourced model, and expect to continue to do so. Thus, we do not expect to purchase or sell any plant or significant equipment, or to significantly increase our number of employees, for the foreseeable future.

Risk Factors

Risks Related to our Business

We have incurred net losses since inception, and if we do not realize sufficient levels of revenue in the future, our business could be harmed. We are a development stage company and have never recognized any revenue from the sale of products or any other source. We have not completed development of any of our product candidates, and do not expect that any of our present or future product candidates will be commercially available for a number of years, if at all. We have incurred losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future as we increase our spending to finance our Phase II clinical trial of Dimebon, the animal studies of Dimebon in the U.S. required to support an investigational new drug application to the FDA, our other research and development activities, and the costs associated with being a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. We do not know whether or when we will generate revenue or become profitable because of the significant uncertainties with respect to our ability to generate revenue from any of our current or future product candidates. If we do not realize sufficient revenue levels to achieve profitability, our business could be harmed and you may lose all or part of your investment.

Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed all of our operations through borrowings and the sale of our equity securities. We believe that our existing cash will be sufficient to fund our currently planned operations through completion of our Phase II clinical study of Dimebon in Alzheimer’s disease patients in Russia, which is scheduled for completion in June 2006. However, we will require significant additional capital to develop Dimebon beyond Phase II, should the Phase II results be positive, and to acquire and develop other product candidates.

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

We may not be able to obtain additional financing when we need it on acceptable terms or at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our product candidates, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. For these reasons, any inability to raise additional capital when we require it would seriously harm our business.

Our business strategy depends on our ability to identify and acquire additional product candidates which we may never acquire or identify for reasons that may not be in our control, or are otherwise unforeseen or unforeseeable to us. A key component of our business strategy is to diversify our product development risk by identifying, acquiring and developing additional development stage product candidates, whether drugs or medical devices. However, we may not be able to identify other promising technologies. In addition, the competition to acquire promising medical technologies is fierce, and many of our competitors are large, multinational pharmaceutical, biotechnology and medical device companies with considerably more financial, development and commercialization resources and experience than we have. Thus, even if we succeed in identifying promising technologies, we may not be able to acquire rights to them on acceptable terms or at all. If we are unable to identify and acquire new technologies, we will be unable to diversify our product risk. We believe that any such failure would have a significant negative impact on our prospects because the risk of failure of any particular development program in the pharmaceutical and medical device fields, including that of our Dimebon and NT0904 programs, is extremely high.

Our current ownership of patent rights to only two product candidates is insufficient to implement our business strategy successfully. We presently own patent rights to only two product candidates: Dimebon (including certain related compounds) and the NT0904 family of compounds. The patent rights covering both of these product candidates are based on inventions made at the Institute of Physiologically Active Compounds in Russia. Our patent rights to Dimebon cover the use of that drug to treat neurodegenerative diseases, including Alzheimer’s disease, and for anti-depressant and anti-aging purposes, and our patent rights to the NT0904 family include those molecules and uses thereof. In order to implement our business strategy successfully, we will need to identify, evaluate and acquire other promising development stage medical technologies on acceptable terms.

Our reliance on third parties for the operation of our business may result in inefficient allocation of management resources, material delays and/or cost overruns in our development programs. Our business model requires us to keep our employee count relatively low and rely largely on outside consultants to perform key product development tasks, such as conducting preclinical and clinical studies and manufacturing the product candidates to be tested in those studies. In order to execute this component of our strategy successfully, we will need to identify, engage and properly manage those activities of qualified external consultants. For example, we need to monitor the activities of our consultants closely to ensure that they are performing their tasks correctly, on time and on budget. Because all of our consultants work for other clients in addition to us, we also need to ensure that our consultants are appropriately prioritizing our projects. If we fail to manage our consultants well, we could incur material delays, cost overruns or both in our development programs, as well as other material disruptions to our business.

Because we depend on our management to oversee the execution of development plans for our existing product candidates and to identify and acquire promising new product candidates, the loss of any of our managers would harm our business. Our future success depends upon the continued services of our executive officers. We are particularly dependent on the continued services of David T. Hung, M.D., our President and Chief Executive Officer and a member of our board of directors. Dr. Hung identified the Dimebon product candidate for acquisition, and has primary responsibility for identifying and evaluating other potential product candidates. We believe that Dr. Hung’s services in this capacity would be difficult to replace. None of our executive officers is bound by an employment agreement for any specific term, and they may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our executive officers. The loss of the services of any of our executive officers could delay the development of our existing product candidates, and delay or preclude the identification and acquisition of new product candidates, either of which events could harm our business.

Risks Related to our Product Development Candidates

The application of Dimebon to treat Alzheimer’s disease is novel and in the early stages of development and, as a result, we may never market Dimebon to treat Alzheimer’s disease or any other condition. Dimebon has never been approved in Russia or elsewhere for the treatment of Alzheimer’s disease, and the development of

Dimebon for that indication is at an early stage. While we have received approval from the Russian Ministry of Health to proceed directly to a Phase II clinical study in that country, subject to ethics committee approval of any changes we may choose to make to our approved protocol, in the U.S. and Europe we will need to pursue a traditional drug development plan, beginning with animal studies. Dimebon will require significant additional development, preclinical studies and clinical trials, regulatory clearances and additional investment by us or our collaborators, if any, before applications for marketing approval can be submitted. We may not be able to complete these studies successfully or obtain approval to market Dimebon to treat Alzheimer’s disease or any other indication.

Most of the previously conducted Russian studies of Dimebon must be repeated pursuant to U.S. standards and the results of those new studies may demonstrate that Dimebon is not a safe or effective treatment for Alzheimer’s disease. We have chosen to develop Dimebon as a potential treatment for Alzheimer’s disease based on the Russian studies submitted in support of Dimebon’s approval in Russia as an oral antihistamine in 1982, the later Russian studies of Dimebon in various animal models of Alzheimer’s disease described elsewhere in this report under “Description of Business—Our Dimebon Program—Preclinical Data” and the pilot 14-patient clinical study of Dimebon in Alzheimer’s disease patients described elsewhere in this report under “Description of Business—Our Dimebon Program—Clinical Data”. These studies were not performed in accordance with U.S. regulatory standards. For example, we lack sufficient documentation to establish that the Dimebon used in the Russian studies complies with the applicable manufacturing standards of the FDA. Furthermore, the Russian pilot clinical study used study endpoints different from those currently required by the FDA for approval of Alzheimer’s disease therapeutics. Thus, most of the previously conducted Russian studies will need to be repeated in order to meet FDA and European regulatory requirements to market in those jurisdictions. We do not know if any of the prior Russian results will be reproduced in the preclinical and clinical studies that we plan to perform to determine whether Dimebon is a safe and effective treatment for Alzheimer’s disease. Even if the prior results are reproduced, we do not know if the results of later stage clinical trials will be positive because product candidates in later stages of clinical trials often fail to show the desired safety and efficacy traits despite having progressed through preclinical or early-stage clinical testing. Finally, many of the animal and human studies required to prove that Dimebon is safe and effective by FDA standards have never been performed in Russia or elsewhere. Thus, we do not know if Dimebon will ever demonstrate the requisite safety or efficacy to obtain marketing approval in the U.S., Europe or any other country to treat Alzheimer’s disease or any other condition.

Chronic use of Dimebon has never been tested in humans and may never be approved to treat Alzheimer’s disease as a result of unforeseen risks to humans. The approved human use of Dimebon in Russia is as an oral antihistamine. Patients typically take oral antihistamines only for a short duration of time, generally 14 days or less. By contrast, the clinical trials required to obtain regulatory approval to sell Dimebon to treat Alzheimer’s disease will require patients to be treated with Dimebon for six months. If Dimebon were approved, use in actual Alzheimer’s disease patients could involve treatment with Dimebon for even longer periods of time. Dimebon has been tested in animals for periods of six months and longer, and found to be safe to the animals tested in those studies. To date the longest human exposure to Dimebon in a documented clinical study that we are aware of is two months. We do not know whether use of Dimebon for six months or longer will prove to be safe in humans. Safety issues may arise from such chronic exposure that did not arise from shorter-term use of the drug. Should such issues arise, they could delay or prevent our ability to obtain approval to sell Dimebon to treat Alzheimer’s disease, and give rise to potential product liability claims against us.

Conducting a clinical study in Russia involves risks not typically associated with U.S. studies which may result in unforeseen or unforeseeable delay and cost overruns in our Russian Phase II clinical study. In order to generate data that will be suitable for submission to regulatory agencies in the U.S. and Western Europe, we plan to conduct our Russian Phase II clinical study in compliance with good clinical practices. We have not yet confirmed that the clinical sites we intend to use in this study are, or have the capacity to become, good clinical practices compliant. Ensuring good clinical practices compliance of Russian clinical sites will involve risks, including risks associated with language barriers and the fact that Russian clinical investigators in general have only limited experience in conducting clinical studies to rigorous Western standards. We intend to mitigate this risk by engaging expert consultants to confirm that all sites are good clinical practices compliant, or can become good clinical practices compliant, and to monitor and audit the ongoing performance of our study at those sites to ensure that good clinical practices and all other regulatory requirements are adhered to. Failure to attain and prove good clinical practices compliance would adversely impact the value of any data generated from our planned Russian study, including its submissibility to regulatory agencies in the U.S. and Western Europe and its value to potential acquirers/corporate partners. In addition, should we be unable to identify a sufficient number of Russian sites with the capability to perform our study in compliance with good clinical practices, or should it take more time or money than currently anticipated to perform any required site training activities or to accrue a sufficient number of patients into our study, our Phase II study in Russia could be delayed, run over budget, or both.

We have not received U.S. government approval to export, or Russian government approval to import, Dimebon from the U.S. to Russia for use in our planned Phase II study. In order to maximize the persuasive value of the data generated in our proposed Russian Phase II study, we intend to use Dimebon tablets manufactured under current good manufacturing practices. Because there presently are no current good manufacturing practices compliant manufacturing facilities in Russia, we plan to import the Dimebon into Russia from the U.S. or other country where current good manufacturing practices manufacturing facilities exist. Under U.S. law, export of Dimebon tablets from the U.S. to Russia for use in a clinical study not being conducted under a U.S. investigational new drug application requires an export license and FDA approval, neither of which we have yet obtained. The FDA may deny or delay approval if it concludes that there are not enough existing data to support initiating the Russian study, despite any prior approval by Russian regulators. Under Russian law, an import license is also required to import U.S.-produced Dimebon tablets into Russia for clinical trial use, and we have not yet obtained that license. Should the FDA or the applicable Russian authorities deny or delay its approval, we would need to implement alternative strategies for exporting current good manufacturing practices Dimebon tablets to Russia, which could result in additional delays and costs, or use Russian produced Dimebon in our Phase II study. Because Russian produced Dimebon is not manufactured in accordance with current good manufacturing practices, if we are forced to use such material the results of our study would be less persuasive and may not be submissible to the FDA or other foreign regulatory agencies in support of an application to market Dimebon to treat Alzheimer’s disease.

Our business strategy depends on our ability to conduct our clinical trials efficiently and successfully, and our failure to so conduct our clinical trials may result in the failure of our business. The clinical trial process is expensive, uncertain and takes many years. Neither Dimebon nor any other product candidates of ours is currently approved for sale for the treatment of Alzheimer’s disease anywhere in the world, and Dimebon may never be approved for sale for, or become commercially viable as, a treatment for Alzheimer’s disease. If we are unable to complete clinical trials of any of our current or future product candidates, or if the results of these trials are not satisfactory, we may not be able to obtain marketing approval for any products or may obtain approval for indications that are not as broad as we wanted. If this occurs, our business will be materially harmed, our ability to generate revenue will be severely impaired and you may lose part or all of your investment.

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

We may require financial, product development and clinical trial support from collaborative partners with whom we currently have not entered into any such partnerships and our failure to acquire any such support from collaborative partners may cause our business to fail. Our business strategy entails developing medical product candidates to achieve value-enhancing milestone events, and then determining whether to partner the program or continue development internally until the next milestone event. Based on this strategy, we intend to explore a possible collaboration with a large pharmaceutical and biotechnology company to commercialize Dimebon at some point after completion of our randomized, double-blind, placebo-controlled Phase II study in Russia, should the results of that study warrant further development. We may also be required to enter into collaborative relationships to assist with the development process prior to commercialization and to complete clinical trials of other product candidates. We have not entered into any collaborations to date. It may be difficult for us to find third parties that are willing to enter into collaborations on acceptable economic terms or at all. If we are not able to enter into collaborative relationships for our Dimebon product candidate or any other product candidate, we would be required to undertake and fund further development, clinical trials, manufacturing and marketing activities solely at our own expense. If we are unable to finance those activities, we would have to substantially reduce our development efforts and our business and prospects would be materially and adversely harmed for that reason.

If we enter into collaborative relationships we will be dependent upon our partners, and we may be unable to prevent them from taking actions that may be harmful to our business or inconsistent with our business strategy. Our business strategy may require us to secure collaborations with pharmaceutical, biotechnology or medical device companies covering later-stage clinical development and commercialization of Dimebon and any other product candidates. However, the agreements governing any collaboration are unlikely to provide us with control over the activities of our collaboration partner. For example, future collaboration partners, if any, are likely to have the right to terminate the collaboration at their option. Our partners may decide to terminate a drug development program under circumstances where we might have continued such a program. Any collaborator may be unwilling or unable to fulfill its obligations to us, including its development and commercialization responsibilities in respect of our product candidates. Our collaborators will have significant discretion in determining the efforts and level of resources that they dedicate to our collaborations. In addition, our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us.

Our success likely will depend on our collaborators’ abilities to establish the safety and efficacy of the drugs in later-stage Phase III clinical trials, obtain regulatory approvals from the FDA and other foreign regulatory agencies and commercialize products developed from our product candidates. In addition to testing and seeking regulatory approval, we likely will be dependent on our collaborators for the manufacture of clinical scale quantities of our product candidates and would be dependent on them in the future for commercial scale manufacture, distribution, sales, marketing and reimbursement. These third parties may not be successful in manufacturing our product candidates on a commercial scale or in commercializing them. If any future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development or commercialization of our product candidate would be delayed and our business and prospects would be materially and adversely affected for that reason.

We face intense competition in development and commercialization of Dimebon and any other future product candidates, which increases the possibility that our business may fail. The drug and medical device development markets are intensely competitive in general, and the market for developing Alzheimer’s disease drugs is particularly competitive. There are four drugs currently marketed to treat Alzheimer’s disease, and these drugs all target at least one of the same mechanisms as does Dimebon. Companies marketing these FDA-approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Pfizer Inc., Novartis AG and Johnson & Johnson.

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

If our product candidates are approved for sale our commercial success will depend on reimbursement from third-party payors, and failure to achieve coverage and acceptable reimbursement levels would harm our business. Third-party payors, including public insurers such as Medicare and Medicaid, and private insurers, pay for a large share of health care products and services consumed in the U.S. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services, and certain of those countries have nationalized health care systems in which the government pays for all such products and services. Even if approved by the FDA and other regulatory agencies, our products are unlikely to achieve commercial success unless they are covered widely by third-party payors and reimbursed at a rate which generates an acceptable commercial return for us and any collaborative partner. It is increasingly difficult to obtain coverage and acceptable reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors, and is a time-consuming and costly process. In addition, we would face competition in such negotiations from other approved drugs against which we compete, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage. Failure to achieve coverage and acceptable reimbursement levels could harm our business.

We may be subject to product liability or other litigation, which if successful could materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby, result in an inefficient allocation of our critical resources and delay the implementation of our business strategy. Our business exposes us to the risk of product liability claims that is inherent in the development of drugs and medical devices. If one of our product candidates harms people, or is alleged to, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, pharmaceutical companies or others. We have product liability insurance covering our Russian Phase II clinical study of Dimebon, but do not have insurance for any of our other development activities. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by any of our product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

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

We may need to obtain licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated. From time to time we may be required to license technology from third parties to develop our existing and future product candidates. Third-party licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop any of our product candidates could cause us to abandon any related development efforts, which could seriously harm our business and operations.

Risks Related to our Common Stock

The number of shares of common stock eligible for sale could depress our stock price. On January 31, 2005, we filed with the Commission a registration statement on Form SB-2, which filing was first amended on Form SB-2/A on March 11, 2005 and subsequently amended on April 25, 2005, registering a total of 6,507,464 shares of our common stock. As of January 28, 2005, the shares covered by the registration statement constituted approximately 36% of the fully-diluted shares of common stock of the company. In addition, as of January 28, 2005, a total of 6,638,490 shares of common stock, which are issuable upon conversion of the 331,925 shares of Series B Preferred Stock in the merger and which represent approximately 37% of the fully-diluted shares of common stock of the company, are subject to lock-up agreements restricting their sale until the earlier of (a) completion of the planned Phase II clinical study of Dimebon in Russia; and (b) December 17, 2006. At the discretion of the company’s board of directors, the persons subject to the lock-up agreements, including Dr. Hung, our President and Chief Executive Officer, and C. Patrick Machado, our Senior Vice President and Chief Financial Officer, may be permitted to sell their shares prior to the end of this period. The possible sale of a significant number of these shares may cause the market price of our common stock to decline.

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

Item 7. Financial Statements

FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm of Orion Acquisition Corp. II	33

Consolidated Balance Sheet as of December 31, 2004	34

Restated Consolidated Statements of Operations for the year ended December 31, 2004, for the period from inception (September 4, 2003) to December 31, 2003, and for the period from inception (September 4, 2003) to December 31, 2004	35

Consolidated Statements of Stockholders’ Equity for the period from inception (September 4, 2003) to December 31, 2004	36

Consolidated Statements of Cash Flows for the year ended December 31, 2004, for the period from inception (September 4, 2003) to December 31, 2003, and for the period from inception (September 4, 2003) to December 31, 2004	37

Notes to Consolidated Financial Statements	38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Orion Acquisition Corp. II and subsidiary

San Francisco, California

We have audited the accompanying consolidated balance sheet of Orion Acquisition Corp. II and subsidiary (a development stage company) as of December 31, 2004, and the related consolidated statements of operations (restated), stockholders’ equity, and cash flows for the period from September 4, 2003 (inception) to December 31, 2003 and for the year ended December 31, 2004 and for the period from September 4, 2003 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orion Acquisition Corp. II and subsidiary as of December 31, 2004, and the results of their operations (restated) and their cash flows for the period from September 4, 2003 (inception) to December 31, 2003, for the year ended December 31, 2004 and for the period from September 4, 2003 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1A to the financial statements, the Company has restated its statements of operations for the period from September 4, 2003 (inception) to December 31, 2003, for the year ended December 31, 2004 and for the period from September 4, 2003 (inception) to December 31, 2004 for a correction of an error related to the denominator used in calculating earnings per share.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

January 25, 2005, except for Note 1A, as to which the date is April 21, 2005

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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004

INCEPTION (SEPTEMBER 4, 2003) TO DECEMBER 31, 2003

INCEPTION (SEPTEMBER 4, 2003) TO DECEMBER 31, 2004

	Year Ended December 31, 2004 (restated*)	Inception (Sept. 4, 2003) to December 31, 2003 (restated*)	Inception (Sept. 4, 2003) to December 31, 2004 (restated*)
Operating expenses:
General and administrative:
Consulting fees	455,722	36,156	491,878
Payroll expense	303,122	75,438	378,560
Other general and administrative	303,173	63,221	366,394
Research and development	1,613,569	217,322	1,830,891
Stock-based compensation	109,265	—	109,265

Total operating expenses	2,784,851	392,137	3,176,988

Loss from operations	(2,784,851)	(392,137)	(3,176,988)

Other expense:
Interest expense (net)	70,191	8,512	78,703
Warrants issued to guarantors	17,505	—	17,505

Total other expense	87,896	8,512	96,208

Loss before provision for income taxes:	(2,872,547)	(400,649)	(3,273,195)

Provision for income taxes:	1,600	800	2,400

Net loss:	$(2,874,147)	$(401,449)	$(3,275,595)

Basic and diluted loss per share:	$(7.82)	$—	$(11.79)

Weighted average common shares outstanding (excluding conversion of Series A and Series B convertible preferred stock):	367,496	—	277,714

*	Refer to Note 1A, Restatement of Earnings per Share

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

1A. RESTATEMENT OF EARNINGS PER SHARE

The Company previously assumed conversion of the outstanding Series B convertible preferred stock in its weighted average shares outstanding calculations based on its understanding of the rules governing the accounting for reverse mergers under generally accepted accounting principles, and its desire to be able to present per share information in its financial statements. Upon further examination of the applicable rules, the Company determined that it made an error in its application of the accounting rules and the methodology it used in the past by assuming conversion of the outstanding Series B convertible preferred stock in calculating earnings per share. The Company has determined the effect of this error on its previously issued financial statements and has restated earnings per share presented in the accompanying statement of operations for the period from inception (September 4, 2003) to December 31, 2003, the year ended December 31, 2004 and the period from inception (September 4, 2003) to December 31, 2004 by excluding conversion of the outstanding Series B convertible preferred stock from the denominator used in its earnings per share calculations, as follows:

	As Originally Reported	Restatement Adjustment	As Restated
Basic and diluted loss per share:
Year ended December 31, 2004	$(0.41)	$(7.41)	$(7.82)
Period from September 4, 2003 (inception) to December 31, 2003	$(0.09)	$0.09	$—
Period from September 4, 2003 (inception) to December 31, 2004	$(0.51)	$(11.28)	$(11.79)

Weighted average common shares outstanding:
Year ended December 31, 2004	7,010,205	(6,642,709)	367,496
Period from September 4, 2003 (inception) to December 31, 2003	4,425,660	(4,425,660)	—
Period from September 4, 2003 (inception) to December 31, 2004	6,378,784	(6,101,070)	277,714

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

(b) Development Stage Company

For the period from inception (September 4, 2003) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward developing its proprietary technologies. The Company has experienced net losses since its inception and as of December 31, 2004, had an accumulated deficit of $3,275,595. Such losses and accumulated deficit resulted from the Company’s absence of revenue and significant costs incurred in the development of the Company’s proprietary technologies. The Company expects to incur substantial losses as it continues its research and development activities, particularly the conduct of clinical trials.

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

(f) Intellectual Property

Intellectual property acquired from third parties is recorded at historical acquisition cost, and at December 31, 2004 consisted of issued patents and pending patent applications. Any milestone payments that become due to third parties from whom the Company has acquired patent rights will be added to intellectual property acquisition cost and capitalized. Intellectual property consisting of issued patents is amortized over the period beginning on the acquisition date and ending on the expiration date of the patent. Intellectual property consisting of patent applications is amortized over the period beginning on the acquisition date and ending on the expiration date of any patent that may issue on that application. Legal and other costs of prosecuting and maintaining patent rights are expensed as incurred.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial reports about the method of accounting for stock-based compensation and the effect of the method used on reported results. To date, the Company has not issued stock options to employees.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods ended December 31, 2004 and 2003 because they are antidilutive:

Series B Preferred Stock	6,638,490
Series A Preferred Stock	110,000
Warrants	1,049,991
Options	616,556

TOTAL	8,415,037

(m) Reclassifications

Certain prior year amounts have been reclassified in order to conform to current year presentation.

(n) Recently Issued Accounting Pronouncements

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have any impact on the Company’s financial statements.

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

SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

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

Series A Convertible Redeemable Preferred Stock. The Company has outstanding 110 shares of Series A Convertible Redeemable Preferred Stock, which it issued for an aggregate purchase price of $11,000. The Series A Convertible Redeemable Preferred Stock is non-voting and does not bear dividends. Each share of Series A Convertible Redeemable Preferred Stock is convertible into 1,000 shares of the Company’s Common Stock at any time until December 17, 2005. The Series A Convertible Redeemable Preferred Stock is redeemable at any time, at the option of the holder(s) thereof, for a redemption price equal to its original purchase price. Because of this redemption feature, the Series A Convertible Redeemable Preferred Stock is reflected as a liability on the consolidated financial statements.

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

(d) Equity Incentive Plan

Pursuant to the Merger, the Company assumed the Medivation Equity Incentive Plan (the Equity Incentive Plan), and reserved an aggregate of 1,106,415 shares of its Common Stock for issuance upon the exercise of awards granted under the Equity Incentive Plan.

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

A summary of the status of the Equity Incentive Plan as of December 31, 2004 and the year then ended is presented below.

	2004
Fixed Options	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	0	—
Granted	616,556	$0.85
Exercised	0	—
Forfeited	0	—
Outstanding at year end	616,556	$0.85
Weighted-average fair value of options granted during the year	$1.43
Weighted-average fair value of exercisable options	$1.43

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 12/31/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/04	Weighted-Average Exercise Price
$0.02	280,717	9.5 years	$0.02	280,717	$0.02
$1.55	335,839	10 years	$1.55	335,839	$1.55

All of the 616,556 options outstanding under the Equity Incentive Plan as of December 31, 2004 were issued by Medivation to its consultants. As of December 31, 2004, all 616,556 options were exercisable, but the shares of Common Stock issuable upon exercise of those options remained subject to repurchase at the option exercise price if the optionee’s term of service for Medivation ends. At December 31, 2004, 489,859 options were available for future grants under the Equity Incentive Plan.

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

(e) Equity Transactions Related to the Reverse Merger

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

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company’s intellectual property at December 31, 2004 consisted of three patent families purchased by the Company from third parties (Note 4). The purchase agreements require the Company to make milestone and royalty payments as described below.

Payments with respect to our intellectual property covering the use of Dimebon to treat neurodegenerative diseases consist of royalties of 0.5% of net revenues, with a cap of $5 million. Payments with respect to our intellectual property covering the use of Dimebon for anti-aging purposes consist of a milestone payment of $50,000 upon the issuance of the first patent, a milestone payment of $70,000 upon the commencement of the first clinical trial of a product covered by this intellectual property, a milestone payment of $350,000 upon receipt of the first regulatory approval to sell a product covered by this intellectual property in the United States or Europe, and royalties of 1% of net sales of such products. Payments with respect to our intellectual property covering NT0904 consist of a milestone payment of $100,000 upon the commencement of the first clinical trial of a product covered by this intellectual property, a milestone payment of $350,000 upon receipt of the first regulatory approval to sell a product covered by this intellectual property in the U.S. or Europe, and royalties of 1% of net sales of such products.

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

PART III

Item 13. Exhibits and Current Reports on Form 8-K

Exhibits

Exhibit No.		Exhibit Description
2.1		Agreement and Plan of Merger dated as of December 17, 2004, by and among the Orion Acquisition Corp. II, Medivation Acquisition Corp. and Medivation, Inc. (1)

3.1	(a)	Form of Certificate of Common Stock, par value $0.01 per share, of Orion Acquisition Corp. II (2)

3.1	(b)	Form of Certificate of Series B Convertible Preferred Stock, par value $0.01 per share, of Orion Acquisition Corp. II (3)

3.1	(c)	Amended and Restated Certificate of Incorporation of Orion Acquisition Corp. II (4)

3.1	(d)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Orion Acquisition Corp. II (5)

3.1	(e)	Form of Certificate of Designations of the Series B Convertible Preferred Stock of Orion Acquisition Corp. II (6)

3.1	(f)	Amended and Restated Certificate of Designations of the Series B Convertible Preferred Stock of Orion Acquisition Corp. II (7)

3.2		Bylaws of Orion Acquisition Corp. II, together with all amendments and restatements thereto (8)

4.1		Warrant Agency Agreement between American Stock Transfer & Company and Orion Acquisition Corp. II, dated April 1, 1996 (9)

4.2		Form of Class B Unit Purchase Agreement of Orion Acquisition Corp. II (10)

4.3		Form of Certificate of the Class B Warrants of Orion Acquisition Corp. II (11)

9.1	(a)	Voting Agreement by and between Orion Acquisition Corp. II and David T. Hung, M.D., dated as of December 17, 2004 (12)

9.1	(b)	Voting Agreement by and between Orion Acquisition Corp. II and C. Patrick Machado, dated as of December 17, 2004 (13)

9.1	(c)	Voting Agreement by and between Orion Acquisition Corp. II and Dara BioSciences, Inc., dated as of December 17, 2004 (14)

9.1	(d)	Voting Agreement by and between Orion Acquisition Corp. II and Selena Pharmaceuticals, Inc., dated as of December 17, 2004 (15)

9.1	(e)	Voting Agreement by and between Orion Acquisition Corp. II and the following investors: Joseph F. Barletta; Steven R. Becker; John Braniff; Bushido Capital Master Fund, LP; Cimarron Overseas Equity Master Fund LP; R. L. Clarkson; Richard D. Clarkson; Richard L. Clarkson, f/b/o Lucille S. Ball; Edgewater Ventures; Robert Charles Friese; Gamma Opportunity Capital Partners, LP; Joseph J. Grano, Jr.; Joel T. Leonard Trust, dated October 25, 1994; John A. Raiser Irrevocable Trust, dated March 2, 1998; Shon Kwong & Laura Micek; Lewin Investments LLC; D. Clay & Elissa McCollor; Greg J. Micek, guardian for Alexandria L. Micek; Greg J. Micek, guardian for Gregory J. Micek, Jr.; John Micek, custodian for Gabriel Micek UTMA CA; John Micek, custodian for Jordan Micek UTMA CA; John Micek, custodian for Peter Micek UTMA CA; John III Micek; Maurice Micek; Maurice Micek, custodian for Andrew Micek UGMA NE; Maurice Micek, custodian for Benjamin Micek UGMA NE; Edward Negley; Steven O’Kuhn; ProMed Offshore Fund II, Ltd.; ProMed Offshore Fund, Ltd.; ProMed Partners II, LP; ProMed Partners LP; Arthur Shartsis; Silicon Prairie Partners, LP; Special Situations Cayman Fund, L.P.; Special

Exhibit No.		Exhibit Description
Situations Fund III, L.P.; Special Situations Private Equity Fund, L.P.; Jeff & Jean Stroud, JTWROS; James Patrick Tierney; Topix, Inc.; Trust Under Will of A. Wilfred May, dated November 11, 1969; TTC Private Equity Partners LLC; Cedric Vanzura; Walker Smith Capital (QP), LP; Walker Smith Capital, LP; Walker Smith International Fund, Ltd; Melvyn Weiss; WS Opportunity Fund (QP), LP; WS Opportunity Fund International, Ltd.; WS Opportunity Fund, LP; Steven L. Zelinger; and Anthony DiGiandomenico, dated as of December 17, 2004 (16)

10.1	(a)	Lock-Up Agreement by and between Orion Acquisition Corp. II and David T. Hung, M.D., dated as of December 17, 2004 (17)

10.1	(b)	Lock-Up Agreement by and between Orion Acquisition Corp. II and C. Patrick Machado, dated as of December 17, 2004 (18)

10.1	(c)	Lock-Up Agreement by and between Orion Acquisition Corp. II and Dara BioSciences, Inc., dated as of December 17, 2004 (19)

10.1	(d)	Lock-Up Agreement by and between Orion Acquisition Corp. II and Selena Pharmaceuticals, Inc., dated as of December 17, 2004 (20)

10.2	(a)	Purchase Agreement by and among Orion Acquisition Corp. II and the following investors: Dara BioSciences, Inc.; Joseph F. Barletta; Steven R. Becker; John Braniff; Bushido Capital Master Fund, LP; Cimarron Overseas Equity Master Fund LP; R. L. Clarkson; Richard D. Clarkson; Richard L. Clarkson, f/b/o Lucille S. Ball; Edgewater Ventures; Robert Charles Friese; Gamma Opportunity Capital Partners, LP; Joseph J. Grano, Jr.; Joel T. Leonard Trust, dated October 25, 1994; John A. Raiser Irrevocable Trust, dated March 2, 1998; Shon Kwong & Laura Micek; Lewin Investments LLC; D. Clay & Elissa McCollor; Greg J. Micek, guardian for Alexandria L. Micek; Greg J. Micek, guardian for Gregory J. Micek, Jr.; John Micek, custodian for Gabriel Micek UTMA CA; John Micek, custodian for Jordan Micek UTMA CA; John Micek, custodian for Peter Micek UTMA CA; John III Micek; Maurice Micek; Maurice Micek, custodian for Andrew Micek UGMA NE; Maurice Micek, custodian for Benjamin Micek UGMA NE; Edward Negley; Steven O’Kuhn; ProMed Offshore Fund II, Ltd.; ProMed Offshore Fund, Ltd.; ProMed Partners II, LP; ProMed Partners LP; Arthur Shartsis; Silicon Prairie Partners, LP; Jeff & Jean Stroud, JTWROS; James Patrick Tierney; Topix, Inc.; Trust Under Will of A. Wilfred May, dated November 11, 1969; TTC Private Equity Partners LLC; Cedric Vanzura; Walker Smith Capital (QP), LP; Walker Smith Capital, LP; Walker Smith International Fund, Ltd; Melvyn Weiss; WS Opportunity Fund (QP), LP; WS Opportunity Fund International, Ltd.; WS Opportunity Fund, LP; Steven L. Zelinger; and Anthony DiGiandomenico, dated as of December 17, 2004 (21)

10.2	(b)	Purchase Agreement by and among Orion Acquisition Corp. II and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., dated as of December 17, 2004 (22)

10.3	(a)	Registration Rights Agreement by and among Orion Acquisition Corp. II and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., dated as of December 17, 2004 (23)

10.3	(b)	Registration Rights Agreement by and among Orion Acquisition Corp. II and the following investors: Joseph F. Barletta; Steven R. Becker; John Braniff; Bushido Capital Master Fund, LP; Cimarron Overseas Equity Master Fund LP; R. L. Clarkson; Richard D. Clarkson; Richard L. Clarkson, f/b/o Lucille S. Ball; Edgewater Ventures; Robert Charles Friese; Gamma Opportunity Capital Partners, LP; Joseph J. Grano, Jr.; Joel T. Leonard Trust, dated October 25, 1994; John A. Raiser Irrevocable Trust, dated March 2, 1998; Shon Kwong & Laura Micek; Lewin Investments LLC; D. Clay & Elissa McCollor; Greg J. Micek, guardian for Alexandria L. Micek; Greg J. Micek, guardian for Gregory J. Micek, Jr.; John Micek, custodian for Gabriel Micek UTMA CA; John Micek, custodian for Jordan Micek UTMA CA; John Micek, custodian for Peter Micek UTMA CA; John III Micek; Maurice Micek; Maurice Micek, custodian for Andrew Micek

Exhibit No.		Exhibit Description
UGMA NE; Maurice Micek, custodian for Benjamin Micek UGMA NE; Edward Negley; Steven O’Kuhn; ProMed Offshore Fund II, Ltd.; ProMed Offshore Fund, Ltd.; ProMed Partners II, LP; ProMed Partners LP; Arthur Shartsis; Silicon Prairie Partners, LP; Jeff & Jean Stroud, JTWROS; James Patrick Tierney; Topix, Inc.; Trust Under Will of A. Wilfred May, dated November 11, 1969; TTC Private Equity Partners LLC; Cedric Vanzura; Walker Smith Capital (QP), LP; Walker Smith Capital, LP; Walker Smith International Fund, Ltd; Melvyn Weiss; WS Opportunity Fund (QP), LP; WS Opportunity Fund International, Ltd.; WS Opportunity Fund, LP; Steven L. Zelinger; and Anthony DiGiandomenico, dated as of December 17, 2004 (24)

10.3	(c)	Registration Rights Agreement by and among Orion Acquisition Corp. II and David T. Hung, M.D., C. Patrick Machado, Dara BioSciences, Inc., Selena Pharmaceuticals, Inc. and MDB Capital Group LLC, dated as of December 17, 2004 (25)

10.4	(a)	Warrant to purchase Common Stock of Medivation, Inc., dated as of April 1, 2004, assumed by Orion Acquisition Corp. II issued to Dara BioSciences, Inc. (26)

10.4	(b)	Amendment Agreement by and between Orion Acquisition Corp. II and Dara BioSciences, Inc., dated as of December 17, 2004 (27)

10.5	(a)	Warrant to purchase Common Stock of Medivation, Inc., dated as of June 8, 2004, assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr. (28)

10.5	(b)	Warrant to purchase Common Stock of Medivation, Inc., dated as of August 1, 2004, assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr. (29)

10.5	(c)	Warrant to purchase Common Stock of Medivation, Inc., dated as of September 1, 2004, assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr. (30)

10.5	(d)	Amendment Agreement by and between Orion Acquisition Corp. II and Joseph J. Grano, Jr., dated as of December 17, 2004 (31)

10.6		Warrant to purchase Common Stock of Medivation, Inc., dated as of November 16, 2004, assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D. (32)

10.7	(a)	2004 Equity Incentive Plan of Medivation, Inc., assumed by Orion Acquisition Corp. II (33)

10.7	(b)	Form of Stock Option Agreement of Medivation, Inc., assumed by Orion Acquisition Corp. II*

10.7	(c)	Form of Stock Option Agreement of Medivation, Inc., assumed by Orion Acquisition Corp. II*

10.8		Preferred Partnership Letter Agreement between Medivation, Inc. and the Institute of Physiologically Active Compounds, dated as of March 24, 2004 (34)

10.9	(a)	Agreement by and between Pisgah Labs, Inc. and Medivation, Inc., dated as of February 17, 2004 (35)

10.9	(b)	Agreement by and between QS Pharma, LLC and Medivation, Inc., dated as of January 11, 2005 (36)

14		Code of Business Conduct and Ethics Policy of Orion Acquisition Corp. II*

21		Subsidiaries of Orion Acquisition Corp. II (37)

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1		Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

32.2		Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to Form 8-K of Orion Acquisition Corp. II, File No. 000-20837, dated December 20, 2004.

(2)	Incorporated by reference to Exhibit 1.A. to Form 8-A of Orion Acquisition Corp. II, File No. 000-20837, dated June 10, 1996.
(3)	Incorporated by reference to Exhibit 3.1(c) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(4)	Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-03252, dated June 14, 1996.
(5)	Incorporated by reference to Exhibit 3.2 to Form 10-KSB of Orion Acquisition Corp. II, File No. 000-20837, for the year ended December 31, 1999.
(6)	Incorporated by reference to Exhibit 2.2 to Form 8-K of Orion Acquisition Corp. II, File No. 000-20837, dated June 28, 2004.
(7)	Incorporated by reference to Exhibit 5.1 to Form 8-K of Orion Acquisition Corp. II, File No. 000-20837, dated December 20, 2004.
(8)	Incorporated by reference to Exhibit 3.2 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-03252, dated April 5, 1996.
(9)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-03252, dated May 15, 1996.
(10)	Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-03252, dated May 15, 1996.
(11)	Incorporated by reference to Exhibit 1.D. to Form 8-A of Orion Acquisition Corp. II, File No. 000-20837, dated June 10, 1996.
(12)	Incorporated by reference to Exhibit 9.1(a) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(13)	Incorporated by reference to Exhibit 9.1(b) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(14)	Incorporated by reference to Exhibit 9.1(c) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(15)	Incorporated by reference to Exhibit 9.1(d) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(16)	Incorporated by reference to Exhibit 9.1(e) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(17)	Incorporated by reference to Exhibit 10.1(a) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(18)	Incorporated by reference to Exhibit 10.1(b) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(19)	Incorporated by reference to Exhibit 10.1(c) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(20)	Incorporated by reference to Exhibit 10.1(d) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(21)	Incorporated by reference to Exhibit 10.2(a) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(22)	Incorporated by reference to Exhibit 10.2(b) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(23)	Incorporated by reference to Exhibit 10.3(a) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(24)	Incorporated by reference to Exhibit 10.3(b) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(25)	Incorporated by reference to Exhibit 10.3(c) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(26)	Incorporated by reference to Exhibit 10.4(a) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(27)	Incorporated by reference to Exhibit 10.4(b) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.

(28)	Incorporated by reference to Exhibit 10.5(a) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(29)	Incorporated by reference to Exhibit 10.5(b) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(30)	Incorporated by reference to Exhibit 10.5(c) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(31)	Incorporated by reference to Exhibit 10.5(d) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(32)	Incorporated by reference to Exhibit 10.6 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(33)	Incorporated by reference to Exhibit 10.7(a) to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
(34)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(35)	Incorporated by reference to Exhibit 10.9(a) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(36)	Incorporated by reference to Exhibit 10.9(b) to Amendment No. 1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated March 11, 2005
(37)	Incorporated by reference to Exhibit 21.1 to Form SB-2 of Orion Acquisition Corp. II, File No. 333-122431, dated January 31, 2005.
*	Previously filed with, or as an exhibit to, this Annual Report on Form 10-KSB of Orion Acquisition Corp. II, File No. 000-20837, dated February 11, 2005.

Current Reports on Form 8-K

The company filed with the Commission a Current Report on Form 8-K dated December 17, 2004, pursuant to Items 1.01, 2.01, 3.02, 5.02, 5.03, 5.03, 7.01 and 9.01.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on May 2, 2005.

ORION ACQUISITION CORP. II

By:	/s/ C. PATRICK MACHADO
Name:	C. Patrick Machado
Title:	Senior Vice President and Chief Financial Officer