Form 10QSB
period 2005-03-31
ORION ACQUISITION CORP II
filed 2005-05-16
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

❑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number

ORION ACQUISITION CORP. II

(Exact name of small business issuer as specified in its charter)

Delaware	13-3863260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 Second Street, Suite 211

San Francisco, California 94107

(Address of principal executive offices)

(415) 543-3470

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ❑ No ❑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 30, 2005, 9,581,141 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ❑ No ☒

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2005 (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,501,622
Short-term investments	7,932,780
Prepaid expenses and other current assets	323,238

Total current assets	9,757,640
Intellectual property, net of amortization	142,559

Total assets	$9,900,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Warrant liability	$1,666,278
Accounts payable	510,565
Series A convertible redeemable preferred stock	11,000
Series B convertible preferred stock	2,700
Other current liabilities	34,568

Total current liabilities	2,225,111
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share 1,000,000 shares authorized;	—
Common stock, $.01 par value per share 10,000,000 shares authorized and 9,581,141 shares issued and outstanding (unaudited)	95,811
Additional paid-in capital	13,860,021
Deferred compensation	(1,125,051)
Deficit accumulated during the development stage	(5,155,693)

Total stockholders’ equity	7,675,088

Total liabilities and stockholders’ equity	$9,900,199

See accompanying notes to condensed consolidated financial statements

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31,		Inception (Sept. 4, 2003) to March 31, 2005
	2005	2004
Operating expenses:
General and administrative	$789,806	$157,355	$2,026,638
Research and development	639,737	361,116	2,470,628
Stock-based compensation	496,115	—	605,380

Total operating expenses	1,925,658	518,471	5,102,646
Loss from operations	(1,925,658)	(518,471)	(5,102,646)
Other income (expenses):
Interest income (expense)	45,351	(10,429)	(33,352)
Warrants issued to guarantors	—	—	(17,505)
Other income (expense)	210	—	210

Total other income (expense)	45,561	(10,429)	(50,647)
Loss before provision for income taxes	(1,880,097)	(528,900)	(5,153,293)
Provision for income taxes	—	—	2,400

Net loss	$(1,880,097)	$(528,900)	$(5,155,693)

Basic and diluted loss per share:	$(0.20)	—	$(2.97)

Weighted average common shares outstanding (excluding conversion of Series A and Series B convertible preferred stock)	9,581,141	—	1,735,956

See accompanying notes to condensed consolidated financial statements

ORION ACQUISITION CORP. II

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,		Inception (Sept. 4, 2003) to March 31, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(1,880,097)	$(528,900)	$(5,155,693)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of intellectual property	—	—	75,000
Depreciation and amortization	2,069	706	8,341
Stock-based compensation	496,115	—	605,380
Warrants issued to guarantors	—	—	17,505
Changes in operating assets and liabilities:
Prepaid and other current assets	(23,030)	(225)	(323,238)
Accounts payable	135,130	85,088	510,565
Other current liabilities	32,508	35,774	36,494

Net cash provided by (used in) operating activities	(1,237,305)	(407,557)	(4,225,646)

Cash flows from investing activities:
Pre-Merger cash balances in Orion accounts	—	—	1,928,839
Purchase of short-term investments	(7,932,780)	—	(7,932,780)
Purchase of intellectual property	—	(50,000)	(225,000)

Net cash provided by (used in) investing activities	(7,932,780)	(50,000)	(6,228,941)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	—	1,850,000
Repayment of unconverted portion of convertible notes	—	—	(595,861)
Proceeds from sale of common stock in the Offering	—	—	10,700,270
Proceeds from sale of Series B preferred stock	—	—	1,800

Net cash provided by (used in) financing activities	—	—	11,956,209

Net increase (decrease) in cash	(9,170,085)	(457,557)	1,501,622
Cash at beginning of period	10,671,707	601,878	—

Cash at end of period	$1,501,622	$144,321	$1,501,622

Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of debt (including accrued interest)	$—	$—	$1,299,731
Shares issued to purchase intellectual property	—	—	900
Shares issued for placement agent services in the Offering	—	—	969,734
Warrants issued for placement agent services in the Offering	—	—	633,149
Revaluation of warrant liability	1,033,129	—	1,033,129

	$1,033,129	$—	$3,936,643

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Orion, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2004. The interim results for the period ended March 31, 2005 are not necessarily indicative of results for the full fiscal year.

3. THE MERGER

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

(b) Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse merger under generally accepted accounting principles. Therefore: (1) the consolidated financial statements of the Company for periods prior to December 17, 2004 reflect only the operations of Medivation, and (2) the consolidated financial statements present the previously issued shares of Series A Preferred Stock and Common Stock of Orion as having been issued pursuant to the Merger on December 17, 2004, and the shares of Series B Preferred Stock of the Company issued to the former Medivation stockholders in the Merger as having been outstanding since Medivation’s inception (September 4, 2003). No goodwill or other intangible asset was recorded as a result of the Merger.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Development Stage Company

For the period from inception (September 4, 2003) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward developing its proprietary technologies. The Company has experienced net losses since its inception and had an accumulated deficit of $5,155,693 (unaudited) at March 31, 2005. Such losses and accumulated deficit resulted from the Company’s absence of revenue and significant costs incurred in the development of the Company’s proprietary technologies. The Company expects to incur substantial losses as it continues its research and development activities, particularly the conduct of clinical trials.

(b) Estimates

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

(c) Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of more than three months but no longer than twelve months to be short-term investments. See Note 5.

(d) Property and Equipment

Property and equipment purchases incurred to date have been minor and have thus been expensed through March 31, 2005. Property and equipment purchases are recorded at cost. Repairs and maintenance costs are expensed in the period incurred.

(e) Stock Based Compensation; Adoption of SFAS 123R

Effective January 1, 2005, the Company adopted SFAS 123R, “Share-Based Payment,” which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. See Note 7(c). The application of SFAS 123R to stock-based compensation awards granted by the Company prior to January 1, 2005, all of which were granted to consultants, does not require any retroactive changes to the Company’s financial statements for prior periods.

(f) Loss per Common Share

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods ended March 31, 2005 and 2004, and for the period from inception (September 4, 2003) to March 31, 2005, because they are antidilutive:

Series B Preferred Stock	6,638,490
Series A Preferred Stock	110,000
Warrants	1,049,991
Options	1,175,548

TOTAL	8,974,029

(g) Recently Issued Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.

5. SHORT-TERM INVESTMENTS

The Company accounts for its short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2005, short-term investments consisted of U.S. Treasury bills, Federal National Mortgage Association discount notes and Federal Home Loan Mortgage Corporation discount notes, with maturities ranging from April 2005 to November 2005. The Company purchased these securities in January 2005. The Company has accounted for the investments as held-to-maturity since it has the positive intent and ability to hold all of these securities to maturity, and thus has recorded them at their aggregate amortized cost basis of $7,932,780 (unaudited) in its financial statements. During the three-months ended March 31, 2005, the Company recorded interest income of $37,374 (unaudited) on its short-term investments, which amount is included in the amortized cost basis.

6. INTELLECTUAL PROPERTY

At March 31, 2005, intellectual property consisted of three patent families—one covering the use of Dimebon and certain related compounds to treat neurodegenerative diseases, one covering the use of Dimebon and certain related compounds for anti-aging purposes, and one covering the NT0904 family of compounds and uses thereof. Cash purchases of patent rights totaled $0 (unaudited), $50,000 (unaudited) and $225,000 (unaudited), respectively, for the three months ended March 31, 2005 and 2004 and for the period from inception (September 4, 2003) to March 31, 2005. This intellectual property is being amortized over periods ranging from 156 months to 248 months. Amortization expense on the Company’s intellectual property was $2,069 (unaudited) and $706 (unaudited) for the three months ended March 31, 2005 and 2004, respectively, and $8,341 (unaudited) for the period from inception (September 4, 2003) to March 31, 2005.

7. STOCKHOLDER’S EQUITY

(a) Common Stock

On December 17, 2004, the Company issued 7,741,935 shares of its Common Stock in a private placement to accredited investors at a price of $1.55 per share (the Offering), 6,903,399 of which were sold for cash, generating $10,700,270 in gross proceeds. The remaining 838,536 shares were issued in exchange for cancellation of outstanding bridge notes of Medivation, in the aggregate amount of $1,299,731, which were assumed by the Company in the Merger (Note 3). The shares issued in the Offering were not subject to refund, redemption or rescission and, accordingly, were included as a component of stockholders’ equity, net of the applicable costs.

MDB Capital Group LLC (MDB) acted as placement agent with respect to certain investors in the Offering. As partial compensation for these services, the Company issued to MDB and certain of its affiliates an aggregate of 572,878 shares of Common Stock. The cost of these shares, in the amount of $887,961 based on the $1.55 purchase price of the shares in the Offering, was offset against additional paid-in-capital in the year ended December 31, 2004. MDB also received warrants as partial compensation for its placement agent services (Note 7(b)).

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

In connection with the Merger and the Offering, the Company, the former stockholders of Medivation, the investors in the Offering and MDB have entered into registration rights agreements, pursuant to which the Company has agreed to register with the Securities and Exchange Commission for re-offer and re-sale (a) the 6,638,490 shares of Common Stock issuable upon conversion of the Series B Preferred Stock received by the former stockholders of Medivation in the Merger, (b) the 7,741,935 shares of Common Stock sold in the Offering, and (c) the 572,878 shares of Common Stock issued to MDB, and the 572,878 shares of Common Stock issuable upon exercise of the warrant issued to MDB, for placement agent services rendered in connection with the Offering. The Company has agreed with investors in the Offering to file the registration statement no later than January 31, 2005, and to use commercially reasonable efforts to have the registration statement declared effective no later than March 31, 2005, and must pay the investors in the Offering liquidated damages in the aggregate of $6,000 for each day that the Company misses either or both of these deadlines. The Company filed the registration statement on January 31, 2005, but the registration statement was not declared effective by March 31, 2005. See Note 8(b).

(b) Warrants

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

MDB Capital Group LLC (MDB) acted as placement agent with respect to certain investors in the Offering. As partial compensation for these services, the Company issued to MDB and certain of its affiliates warrants to purchase an aggregate of 572,878 shares of Common Stock at a price of $1.55 per share, exercisable for a period beginning on December 17, 2004 and ending five years thereafter. The fair value of these warrants at December 17, 2004 was $633,149, based on the Black-Scholes option pricing model and the following assumptions: stock price of $1.55; historical volatility of 90%; risk free rate of approximately 4.5%; dividend yield of 0%; and warrant life of 5 years. Pursuant to Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of these warrants was recorded as a current liability in the year ended December 31, 2004, which will remain outstanding until the Company has sufficient authorized shares available to be delivered if the warrants were exercised. During the period from December 17, 2004 to December 31, 2004, the fair value of these warrants did not change. At March 31, 2005, the fair value of these warrants had increased to $1,666,278 (unaudited) based on the Black-Scholes option pricing model and the following assumptions: stock price of $3.55; historical volatility of 90%; risk free rate of 4.5%; dividend yield of 0%; and warrant life of 4.75 years. In the three months ended March 31, 2005, the Company recorded additional offering costs of $1,033,129 (unaudited) to revalue this warrant liability, which amount was charged to additional paid-in capital. In addition, the Company is required to report any further fluctuations to the fair value of this warrant liability in subsequent periods.

The Company also has outstanding warrants to purchase an aggregate of 238,709 shares of its Common Stock at an exercise price of $1.55 per share, expiring in 2013 and 2014, and 225,500 outstanding Class B Warrants, each of which is exercisable to purchase one share of Common Stock at an exercise price of $0.125 per share on or before 5PM New York City time on December 17, 2005.

(c) Equity Incentive Plan

Pursuant to the Merger, the Company assumed the Medivation Equity Incentive Plan (the Equity Incentive Plan), and reserved an aggregate of 1,106,415 shares of its Common Stock for issuance upon the exercise of awards granted under the Equity Incentive Plan.

The following table summarizes information about stock options outstanding under the Equity Incentive Plan at March 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 3/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 3/31/05	Weighted- Average Exercise Price
$0.02	280,717	9.3 years	$0.02	280,717	$0.02
$1.55	335,839	9.7 years	$1.55	335,839	$1.55
$3.50-3.60	558,992	9.9 years	$3.56	483,992	$3.57

Total	1,175,548			1,100,548

Of the 1,175,548 (unaudited) options outstanding under the Equity Incentive Plan at March 31, 2005, 1,100,548 (unaudited) were exercisable, and the remaining 75,000 (unaudited) were not exercisable, as of that date. However, at March 31, 2005 all shares of Common Stock issuable upon exercise of the 1,100,548 exercisable options remained subject to repurchase by the Company at the option exercise price if the optionee’s employment or consulting relationship with the Company ends.

The 1,175,548 (unaudited) options outstanding under the Equity Incentive Plan at March 31, 2005 exceed by 69,133 the number of shares presently authorized for issuance under that Plan. The Company’s stockholders will be asked to approve an increase in the authorized Plan shares at the Company’s 2005 Annual Stockholders Meeting. Should stockholder approval not be received, the Company will cancel the 75,000 non-exercisable options under the Plan.

The Company recorded stock-based compensation expense of $496,115 (unaudited), $0 (unaudited) and $605,380 (unaudited), respectively, in the three months ended March 31, 2005 and 2004 and in the period from inception (September 4, 2003) to March 31, 2005 with respect to awards under the Equity Incentive Plan.

Stock-based compensation expense of $11,843 (unaudited) in the three months ended March 31, 2005 related to a stock option granted to an employee in March 2005. This option had a fair value of $1,136,894 at its grant date, based on the Black-Scholes option pricing model and the following assumptions: stock price of $3.60; historical volatility of 90%; risk free rate of 4.5%; dividend yield of 0%; and option life of 10 years. In accordance with SFAS 123R, “Stock-Based Compensation,” compensation expense related to this employee option is based on the percentage the total employment services performed by the optionee through March 31, 2005. At March 31, 2005, the total unrecognized compensation cost of this option was $1,125,051. This amount was recorded as deferred compensation and will be recognized as expense over the remaining vesting period of the option, which runs through March 2009.

The remaining stock-based compensation expense of $484,272 (unaudited), $0 (unaudited) and $593,537 (unaudited) in the three months ended March 31, 2005 and 2004, and in the period from inception (September 4, 2003) to March 31, 2005, respectively, related to stock options granted to consultants. Compensation expense was based on the fair value of these options at their respective measurement dates, based on the Black-Scholes option pricing model and the following assumptions: stock prices of $3.50-3.55; historical volatility of 90%; risk free rate of 4.1-4.5%; dividend yield of 0%; and option life of 9.3-10 years. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” the aggregate stock-based compensation expense recorded in the Company’s statement of operations for those periods was based the portion of the total consulting services provided by each consultant through the respective period ends. As further portions of these options are earned in the future, the Company will revalue them and recognize additional expense based on their then-current fair market value.

8. COMMITMENTS AND CONTINGENCIES

(a) Agreement with Recipient of Stock Option

In connection with an option grant to one of its consultants in February 2005, the Company has agreed to pay the consultant $1.95 per share for each vested option when and if such vested option is exercised by the consultant. The Company’s maximum liability under this agreement is $144,284 (unaudited).

(b) Liquidated Damages

Under the registration rights agreement between the Company and investors in the Offering (Note 7(a)), the Company is required to pay the investors liquidated damages of $6,000 per day if the registration statement was not declared effective by the Securities and Exchange Commission by March 31, 2005. The registration statement filed by the Company to register shares sold in the Offering was not declared effective until May 16, 2005. At May 16, 2005, the Company’s liquidated damages liability to investors in the Offering was $276,000. In addition, because the Company was unable to include in the registration statement shares owned by certain investors in the Offering, beginning May 17, 2005 liquidated damages of approximately $94,000 per month will become payable to these investors. The Company is in discussions with these investors to determine the date on which these liquidated damages will stop accruing. However, we cannot guarantee that we will be able to reach agreement with these investors and thus cannot predict when these liquidated damages will stop accruing.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004, found in our Annual Report on Form 10-KSB.

The following Management’s Discussion and Analysis or Plan of Operation contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, the Risk Factors included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to raise additional capital on favorable terms, (3) our ability to identify and obtain additional product candidates, and (4) our ability to execute our business plan on time and on budget. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our business plan for the next twelve months consists of clinical development of Dimebon in Russia, preclinical development of Dimebon in the U.S., preclinical research on NT0904 and/or related molecules, and the identification, evaluation and potential acquisition of one or more new development stage medical product candidate(s). Based on our business plan, we expect to achieve the following development milestones on our existing two product candidates by June 2006: (a) completion of our randomized, double-blind, placebo-controlled Phase II efficacy study of Dimebon in Alzheimer’s disease patients in Russia; (b) completion of the animal studies required to support an investigational new drug application to the FDA to commence Phase I clinical testing of Dimebon in the U.S.; and (c) completion of preclinical research required to reach a decision on whether to begin preclinical development of our NT0904 family of compounds. Based on our budget, as of March 31, 2005 the remaining cost to fund the above activities through June 2006 is approximately $7,800,000. However, we caution you that these are forward-looking statements and are subject to significant risk and uncertainty. Our ability to fund these activities without completing an additional financing is dependent on the ultimate magnitude of our liquidated damages liability, as described below.

On December 17, 2004, we sold 7,741,935 shares of Common Stock in a private placement to accredited investors at a price of $1.55 per share (the Offering). In connection with the Offering, the Company and the investors entered into registration rights agreements, pursuant to which we agreed to use commercially reasonable efforts to register the shares sold in the Offering for resale by the investors. The registration rights agreement requires us to pay the investors liquidated damages of $6,000 per day, in the aggregate, if the registration statement was not declared effective by March 31, 2005. The registration statement was not declared effective until May 16, 2005. Furthermore, we were able to register only 48% of the shares of Common Stock sold in the Offering. At May 16, 2005, our liquidated damages liability to investors in the Offering was $276,000. In addition, beginning May 17, 2005, additional liquidated damages to investors whose shares we were unable to register will accrue at a rate of approximately $94,000 per month. We are in discussions with these investors to fix a termination date for this liability. However, we cannot guarantee that we will be able to reach agreement with these investors and thus cannot predict when these liquidated damages will stop accruing. If liquidated damages continue to accrue through June 2006, our liquidated damages liability will be approximately $1,540,000 in the aggregate. Were this to occur, we would not have sufficient funds to execute our business plan through June 2006 without raising additional financing.

The process of seeking regulatory approval to sell our product candidates is lengthy and very expensive, and cannot be completed for any of our product candidates by June 2006. It is also unlikely that we will be able to sell or partner any of our product candidates by June 2006. We will therefore need to raise additional financing to continue with any further development activities beyond that time. In addition, should we identify one or more new product candidates that we wish to acquire, we may need to raise additional financing sooner than June 2006 to finance the acquisition and subsequent development of any such new product candidate(s). We also may need to raise additional financing before June 2006 should we experience unforeseen delays, cost overruns or both in the development of any of our existing product candidates. We cannot be sure that we will be able to raise additional financing when needed on acceptable terms or at all. If we fail to do so, you may lose some or all of your investment.

We historically have conducted our business operations on a largely outsourced model, and expect to continue to do so. Thus, we do not expect to purchase or sell any plant or significant equipment, or to significantly increase our number of employees, for the foreseeable future.

Item 3.	Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the first quarter of the 2005 fiscal year, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on May 16, 2005.

ORION ACQUISITION CORP. II

By:	/s/ C. PATRICK MACHADO
Name:	C. Patrick Machado
Title:	Senior Vice President and Chief Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates stated:

/s/ DAVID T. HUNG, M.D. David T. Hung, M.D.	President and Chief Executive Officer (Principal Executive Officer)	May 16, 2005

/s/ C. PATRICK MACHADO C. Patrick Machado	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	May 16, 2005

/s/ ANTHONY DIGIANDOMENICO Anthony DiGiandomenico	Director	May 16, 2005