Form 10QSB
period 2005-06-30
MEDIVATION, INC.
filed 2005-08-15
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

❑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission file number: 000-20837

MEDIVATION, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3863260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 Second Street, Suite 211

San Francisco, California 94107

(Address of principal executive offices)

(415) 543-3470

(Issuer’s telephone number)

ORION ACQUISITION CORP. II

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ❑ No ❑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of June 23, 2005, 16,219,631 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ❑ No ☒

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2005 (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,966,257
Short-term investments	5,958,540
Prepaid expenses and other current assets	226,091

Total current assets	8,150,888
Intellectual property, net of amortization	140,491

Total assets	$8,291,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Contingent liability	$276,000
Accounts payable	462,406
Series A convertible redeemable preferred stock	11,000
Other current liabilities	39,961

Total current liabilities	789,367
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share 1,000,000 shares authorized;	—
Common stock, $.01 par value per share 50,000,000 shares authorized and 16,219,631 shares issued and outstanding	162,196
Additional paid-in capital	16,066,323
Deferred compensation	(1,566,777)
Deficit accumulated during the development stage	(7,159,730)

Total stockholders’ equity	7,502,012

Total liabilities and stockholders’ equity	$8,291,379

See accompanying notes to condensed consolidated financial statements

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,		Inception (Sept. 4, 2003) to June 30, 2005
	2005	2004	2005	2004
Operating expenses:
General and administrative	$575,195	$311,457	$1,365,001	$468,812	$2,601,833
Research and development	1,049,629	449,665	1,689,366	810,781	3,520,257
Stock-based compensation	161,982	—	658,097	—	767,362

Total operating expenses	1,786,806	761,122	3,712,464	1,279,593	6,889,452
Loss from operations	(1,786,806)	(761,122)	(3,712,464)	(1,279,593)	(6,889,452)
Other income (expenses):
Interest income (expense)	58,769	(14,540)	104,120	(24,969)	25,417
Warrants issued to guarantors	—	—	—	—	(17,505)
Other income (expense)	(276,000)	—	(275,790)	—	(275,790)

Total other income (expense)	(217,231)	(14,540)	(171,670)	(24,969)	(267,878)
Loss before provision for income taxes	(2,004,037)	(775,662)	(3,884,134)	(1,304,562)	(7,157,330)
Provision for income taxes	—	—	—	—	2,400

Net loss	$(2,004,037)	$(775,662)	$(3,884,134)	$(1,304,562)	$(7,159,730)

Basic and diluted loss per share:	$(0.16)	—	$(0.35)	—	$(2.22)

Weighted average common shares outstanding (excluding conversion of Series A convertible preferred stock)	12,605,342	—	11,093,242	—	3,218,798

See accompanying notes to condensed consolidated financial statements

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30		Inception (Sept. 4, 2003) to June 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(3,884,134)	$(1,304,562)	$(7,159,730)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of intellectual property	—	—	75,000
Depreciation and amortization	4,137	1,830	10,410
Stock-based compensation	658,097	—	767,362
Contingent liability	276,000	—	276,000
Warrants issued to guarantors	—	—	17,505
Changes in operating assets and liabilities:			—
Prepaid and other current assets	74,117	—	(226,091)
Accounts payable	86,971	353,199	462,406
Other current liabilities	37,902	50,165	41,887

Net cash provided by (used in) operating activities	(2,746,910)	(899,368)	(5,735,251)

Cash flows from investing activities:
Pre-Merger cash balances in Orion accounts	—	—	1,928,839
Purchase of short-term investments	(11,874,451)	—	(11,874,451)
Maturities of short-term investments	6,000,000	—	6,000,000
Accrued interest on short-term investments	(84,089)	—	(84,089)
Purchase of intellectual property	—	(50,000)	(225,000)

Net cash provided by (used in) investing activities	(5,958,540)	(50,000)	(4,254,701)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	450,000	1,850,000
Investor deposits in equity escrow account	—	801,078	—
Repayment of unconverted portion of convertible notes	—	—	(595,861)
Proceeds from sale of common stock in the Offering	—	—	10,700,270
Proceeds from sale of Series B preferred stock	—	—	1,800

Net cash provided by (used in) financing activities	—	1,251,078	11,956,209

Net increase (decrease) in cash	(8,705,450)	301,710	1,966,257
Cash at beginning of period	10,671,707	601,878	—

Cash at end of period	$1,966,257	$903,588	$1,966,257

Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of debt (including accrued interest)	$—	$—	$1,299,731
Shares issued to purchase intellectual property	—	—	900
Shares issued for placement agent services in the Offering	—	—	969,734
Warrants issued for placement agent services in the Offering	—	—	633,149
Revaluation of warrant liability	1,293,268	—	1,293,268

	$1,293,268	$—	$4,196,782

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1. DESCRIPTION OF BUSINESS

Medivation, Inc. (Medivation or the Company), together with its wholly owned operating subsidiary Medivation Neurology, Inc. (MNI), is a life sciences company based in San Francisco, California. Prior to June 8, 2005, the Company’s corporate name was Orion Acquisition Corp. II and MNI’s corporate name was Medivation, Inc. The Company’s corporate strategy is to identify and acquire development stage medical technologies—including both pharmaceuticals and medical devices—that have promising scientific, clinical and commercial prospects and strong intellectual property positions, and to develop those technologies through a largely outsourced model to achieve valuation-enhancing milestone events. The Company currently has acquired and is developing three technologies, two of which are small molecule drugs targeted at Alzheimer’s disease and the third of which is a family of small molecule drugs targeted at hormone-refractory prostate cancer. The Company also is evaluating other medical technologies for potential acquisition.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Medivation, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2004. The interim results for the period ended June 30, 2005 are not necessarily indicative of results for the full fiscal year.

3. THE MERGER

(a) Description of the Merger

MNI became a wholly-owned subsidiary of the Company pursuant to a merger on December 17, 2004 (the Merger). Pursuant to the Merger, the issued and outstanding shares of common stock of MNI were converted into an aggregate of 331,925 shares of the Company’s Series B Preferred Stock, which converted into 6,638,490 shares of the Company’s Common Stock on May 20, 2005, and Medivation’s pre-Merger cash balances of approximately $1,929,000 became available to fund the ongoing operations of the combined Company. Following the Merger, the business conducted by the Company is the business conducted by MNI prior to the Merger.

(b) Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse merger under generally accepted accounting principles. Therefore: (1) the consolidated financial statements of the Company for periods prior to December 17, 2004 reflect only the operations of MNI, and (2) the consolidated financial statements present the previously issued shares of Series A Preferred Stock and Common Stock of the Company as having been issued pursuant to the Merger on December 17, 2004, and the shares of Company Common Stock issued to the former MNI stockholders pursuant to the Merger as having been outstanding since MNI’s inception (September 4, 2003). No goodwill or other intangible asset was recorded as a result of the Merger.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Development Stage Company

For the period from inception (September 4, 2003) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward developing its proprietary technologies. The Company has experienced net losses since its inception and had an accumulated deficit of $7,159,730 (unaudited) at June 30, 2005. Such losses and accumulated deficit resulted from the Company’s absence of revenue and significant costs incurred in the development of the Company’s proprietary technologies. The Company expects to incur substantial losses as it continues its research and development activities, particularly the conduct of clinical trials.

(b) Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions principally relate to services performed by third parties but not yet invoiced, estimates of the fair value of stock options issued to employees and consultants and estimates of the probability and potential magnitude of contingent liabilities. Actual results could differ from those estimates.

(c) Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of more than three months but no longer than twelve months to be short-term investments. See Note 5.

(d) Property and Equipment

Property and equipment purchases incurred to date have been minor and have thus been expensed through June 30, 2005. Property and equipment purchases are recorded at cost. Repairs and maintenance costs are expensed in the period incurred.

(e) Stock Based Compensation; Adoption of SFAS 123R

Effective January 1, 2005, the Company adopted SFAS 123R, “Share-Based Payment,” which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. See Note 7(d). The application of SFAS 123R to stock-based compensation awards granted by the Company prior to January 1, 2005, all of which were granted to consultants, does not require any retroactive changes to the Company’s financial statements for prior periods.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the three- and six-month periods ended June 30, 2005 and 2004, and for the period from inception (September 4, 2003) to June 30, 2005, because they are antidilutive:

Series A Preferred Stock	110,000
Warrants	1,049,991
Options	1,379,348

TOTAL	2,539,339

In addition, 6,638,490 potential common shares issuable upon conversion of the Company’s Series B Preferred Stock also have been excluded from the computation of diluted net loss per share for periods prior to May 20, 2005, because they are antidilutive.

(g) Recently Issued Accounting Pronouncements

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

5. SHORT-TERM INVESTMENTS

The Company accounts for its short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2005, short-term investments consisted of U.S. Treasury bills and Federal National Mortgage Association discount notes, with maturities ranging from July 2005 to November 2005. All of these securities were purchased in 2005. The Company has accounted for the investments as held-to-maturity since it has the positive intent and ability to hold all of these securities to maturity, and thus has recorded them at their aggregate amortized cost basis of $5,958,540 (unaudited) in its financial statements. During the six-months ended June 30, 2005, the Company recorded interest income of $84,089 (unaudited) on its short-term investments.

6. INTELLECTUAL PROPERTY

At June 30, 2005, intellectual property consisted of three patent families—one covering the use of Dimebon and certain related compounds to treat neurodegenerative diseases, one covering the use of Dimebon and certain related compounds for anti-aging purposes, and one covering the NT0904 family of compounds and uses thereof. Cash purchases of patent rights totaled $0 (unaudited) and $50,000 (unaudited), respectively, for the six months ended June 30, 2005 and 2004, and $225,000 (unaudited) for the period from inception (September 4, 2003) to June 30, 2005. This intellectual property is being amortized over periods ranging from 156 months to 248 months. Amortization expense on the Company’s intellectual property was $4,137 (unaudited) and $1,830 (unaudited), respectively, for the six months ended June 30, 2005 and 2004, and $10,410 (unaudited) for the period from inception (September 4, 2003) to June 30, 2005.

7. STOCKHOLDER’S EQUITY

(a) Series B Preferred Stock

Pursuant to the Merger, the Company issued to the former stockholders of MNI 331,925 shares of Series B Preferred Stock, convertible into 6,638,490 shares of Common Stock. Because the Company lacked sufficient authorized shares of Common Stock to issue upon such conversion, the Series B Preferred Stock was recorded as a liability. On May 20, 2005, the Company’s stockholders approved an increase in the authorized shares of Common Stock. Effective on that date, the Series B Preferred Stock converted into Common Stock, and the Series B Preferred Stock liability was reclassified as equity.

(b) Common Stock

On December 17, 2004, the Company issued 7,741,935 shares of its Common Stock in a private placement to accredited investors at a price of $1.55 per share (the Offering), 6,903,399 of which were sold for cash, generating $10,700,270 in gross proceeds. The remaining 838,536 shares were issued in exchange for cancellation of outstanding bridge notes of MNI, in the aggregate amount of $1,299,731, which were assumed by the Company in the Merger. The shares issued in the Offering were not subject to refund, redemption or rescission and, accordingly, were included as a component of stockholders’ equity, net of the applicable costs.

MDB Capital Group LLC (MDB) acted as placement agent with respect to certain investors in the Offering. As partial compensation for these services, the Company issued to MDB and certain of its affiliates an aggregate of 572,878 shares of Common Stock. The cost of these shares, in the amount of $887,961 based on the $1.55 purchase price of the shares in the

Offering, was offset against additional paid-in-capital in the year ended December 31, 2004. MDB also received warrants as partial compensation for its placement agent services (Note 7(c)).

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

(c) Warrants

On November 16, 2004, MNI issued warrants to purchase its equity securities to two officers in return for their agreement to guarantee specified professional fees incurred by MNI related to the Merger. These warrants were assumed by the Company in the Merger, and became exercisable to purchase an aggregate of 12,904 shares of the Company’s Common Stock at a price of $1.55 per share. The fair value of these warrants in the amount of $17,505 (based on the Black-Scholes option pricing model and the following assumptions: stock price of $1.55; historical volatility of 90%; risk free rate of approximately 4.5%; dividend yield of 0%; and warrant life of 10 years) was recorded as an expense in the statement of operations for the year ended December 31, 2004.

MDB Capital Group LLC (MDB) acted as placement agent with respect to certain investors in the Offering. As partial compensation for these services, the Company issued to MDB and certain of its affiliates warrants to purchase an aggregate of 572,878 shares of Common Stock at a price of $1.55 per share, exercisable for a period beginning on December 17, 2004 and ending five years thereafter. Pursuant to Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of these warrants was recorded as a current liability until May 20, 2005, the date on which the Company had sufficient authorized shares available to be delivered upon exercise of the warrants. At May 20, 2005, the fair value of these warrants was $1,926,417 (unaudited) based on the Black-Scholes option pricing model and the following assumptions: stock price of $4.30; historical volatility of 70%; risk free rate of 3.88%; dividend yield of 0%; and warrant life of 4.6 years. In the three months ended June 30, 2005, the Company recorded additional offering costs of $260,139 (unaudited) to revalue this warrant liability, which amount was charged to additional paid-in capital. On May 20, 2005, the entire warrant liability was reclassified to equity.

The Company also has outstanding warrants to purchase an aggregate of 238,709 shares of its Common Stock at an exercise price of $1.55 per share, expiring in 2013 and 2014, and 225,500 outstanding Class B Warrants, each of which is exercisable to purchase one share of Common Stock at an exercise price of $0.125 per share on or before 5PM New York City time on December 17, 2005.

(d) Equity Incentive Plan

The Company has reserved an aggregate of 3,000,000 shares of its Common Stock for issuance upon the exercise of awards granted under the Medivation Equity Incentive Plan (the Equity Incentive Plan).

The following table summarizes information about stock options outstanding under the Equity Incentive Plan at June 30, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 6/30/05	Weighted- Average Estimated Remaining Life	Weighted- Average Exercise Price	Number Exercisable at 6/30/05	Weighted- Average Exercise Price
$0.02	280,717	4.0 years	$0.02	280,717	$0.02
$1.55	335,839	4.5 years	$1.55	335,839	$1.55
$3.50-3.75	762,792	7.6 years	$3.61	687,792	$3.63

Total	1,379,348			1,304,348

Of the 1,379,348 (unaudited) options outstanding under the Equity Incentive Plan at June 30, 2005, 1,304,348 (unaudited) were exercisable, and the remaining 75,000 (unaudited) were not exercisable, as of that date. However, at June 30, 2005 all shares of Common Stock issuable upon exercise of the 1,304,348 exercisable options remained subject to repurchase by the Company at the option exercise price if the optionee’s employment or consulting relationship with the Company ends.

The Company recorded stock-based compensation expense of $161,982 (unaudited) and $0 (unaudited), respectively, in the three months ended June 30, 2005 and 2004, $658,097 (unaudited) and $0 (unaudited), respectively, in the six months ended June 30, 2005 and 2004, and $767,362 (unaudited) in the period from inception (September 4, 2003) to June 30, 2005 with respect to awards under the Equity Incentive Plan.

Stock-based compensation expense of $85,708 (unaudited) in the three months ended June 30, 2005 related to stock options granted to employees and non-employee directors. At June 30, 2005, the total unrecognized compensation cost of these options was $1,566,777, which is recorded as deferred compensation and will be recognized as expense over the remaining vesting periods of the options, which run through 2009. The remaining stock-based compensation expense of $76,274 (unaudited) in the three months ended June 30, 2005 related to stock options granted to consultants. Compensation expense was based on the fair value of these options at their respective measurement dates, based on the Black-Scholes option pricing model and the following assumptions: stock price of $3.50; historical volatility of 70%; risk free rate of 3.73-3.77%; dividend yield of 0%; and estimated remaining option term of 4.0-4.6 years. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” the aggregate stock-based compensation expense recorded in the Company’s statement of operations was based the portion of the total consulting services provided by each consultant through the respective period end dates. As further portions of these options are earned in the future, the Company will revalue them and recognize additional expense based on their then-current fair market value.

8. COMMITMENTS AND CONTINGENCIES

The registration rights agreement between the Company and investors in the Offering states that the Company is required to pay liquidated damages of $6,000 per day if the registration statement is not declared effective by the Securities and Exchange Commission by March 31, 2005. The registration statement was not declared effective until May 16, 2005. If the liquidated damages provision is enforceable, the Company’s accrued liability to investors in the Offering through May 16, 2005 would be $276,000. The Company recorded a charge to current operations, and a corresponding liability, of $276,000 in the quarter ended June 30, 2005.

In addition, for reasons outside its control, the Company was unable to include in the registration statement shares purchased by certain investors the Offering. If the liquidated damages provision applies to this situation and is enforceable, the Company would incur additional liability of $3,120 per day for an unspecified period of time. The Company cannot reasonably estimate the potential loss, or the range of potential losses, if any, it may incur based on the exclusion of these shares from the registration statement. Accordingly, the Company has not accrued for this potential loss in its financial statements.

The Company has not paid any liquidated damages to date, and is in discussions with investors in the Offering to resolve the liquidated damages issue.

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

We have acquired and are currently developing three technologies, all of which are small molecule drugs. Our lead product candidate, Dimebon, is scheduled to enter a randomized, double-blind, placebo-controlled Phase II efficacy study in Alzheimer’s disease patients in Russia in the third quarter of 2005. Our second product candidate, the MDVN300 family of compounds, is in the preclinical phase as a potential treatment for hormone refractory prostate cancer. See “Item 5 - Other Information” below for a description of our newly acquired MDVN300 prostate cancer program. Our third product candidate, the NT0904 family of compounds, is in the preclinical phase as a potential treatment for Alzheimer’s disease. We are also evaluating other medical technologies for potential acquisition, and will continue to do so. We will consider medical technologies based on their scientific, clinical and commercial potential, and intellectual property position, and will not limit ourselves to neurology, oncology or any other specific field of medicine.

Our business plan for the next twelve months for each of our three product development programs consists of the following items:

Dimebon Alzheimer’s Disease Program: (a) completion of patient dosing in our randomized, double-blind, placebo-controlled Phase II efficacy study of Dimebon in Alzheimer’s disease patients in Russia by June 30, 2006; and (b) completion by June 30, 2006 of the animal studies required to support an investigational new drug application to the FDA to commence Phase I clinical testing of Dimebon in the U.S.

MDVN300 Prostate Cancer Program: (a) synthesis and testing of multiple members of the compound family to identify optimum lead candidate for clinical development; (b) selection of a lead development candidate; (c) manufacture of a lead development candidate for use in IND-enabling preclincal studies; and (d) initiation of IND-enabling preclinical studies to enable IND filing by the end of 2006.

NT0904 Alzheimer’s Disease Program: completion of preclinical research required to reach a go/no-go decision on further development of our NT0904 family of compounds.

Given our current cash position, we do not have sufficient funds to complete our development plan for the next 12 months for all three of our product development programs without raising additional financing. We cannot be sure that we will be able to raise additional financing on acceptable terms or at all. Should we be unable to raise additional financing, we will allocate our available cash primarily to fund our Dimebon program, and in particular the completion of our Phase II study of Dimebon in Alzheimer’s disease patients. Based on our budget, as of June 30, 2005 the remaining cost to fund our Dimebon program through June 30, 2006 is approximately $6,600,000, which we currently have sufficient cash to fund.

However, we caution you that each of the above estimates of development activities, costs and timelines are forward-looking statements, that they are subject to significant risks and uncertainties, including without limitation the risk described below under the heading “Risk Factors,” and that actual results may differ materially from our current expectations.

On December 17, 2004, we sold 7,741,935 shares of Common Stock in a private placement to accredited investors at a price of $1.55 per share (the Offering). In connection with the Offering, the Company and the investors entered into registration rights agreements, pursuant to which we agreed to use commercially reasonable efforts to register the shares sold in the Offering for resale by the investors. The registration rights agreement states that we must pay the investors liquidated damages of $6,000 per day, in the aggregate, if the registration statement was not declared effective by March 31, 2005. The registration statement was not declared effective until May 16, 2005. If the liquidated damages provision is enforceable, the Company’s accrued liability to investors in the Offering through May 16, 2005 would be $276,000. The Company recorded a charge to current operations, and a corresponding liability, of $276,000 in the quarter ended June 30, 2005.

In addition, for reasons outside its control, the Company was unable to include in the registration statement shares purchased by certain investors the Offering. If the liquidated damages provision applies to this situation and is enforceable, the Company would incur additional liability of $3,120 per day for an unspecified period of time. The Company cannot reasonably estimate the potential loss, or the range of potential losses, if any, it may incur based on the exclusion of these shares from the registration statement. Accordingly, the Company has not accrued for this potential loss in its financial statements.

The Company has not paid any liquidated damages to date, and is in discussions with investors in the Offering to resolve the liquidated damages issue. However, we cannot guarantee that we will be able to reach agreement with these investors and thus cannot predict the ultimate magnitude of any liability we may face. If the Company were required to pay liquidated damages through June 30, 2006 at the rate stated in the registration rights agreement, our aggregate liability would be approximately $1,540,000 through that date.

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

The Company held its Annual Meeting of Stockholders on May 20, 2005. The stockholders elected for the ensuing year all of management’s nominees for the board of directors, ratified the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005, approved our Amended and Restated 2004 Equity Incentive Plan, approved amendments to our Certificate of Incorporation increasing the number of shares of authorized common stock to 50,000,000 and changing the name of the Company to “Medivation, Inc.” and authorized management to implement a reverse stock split. The Company has not implemented the reverse stock split. The voting results are as follows:

Election of Directors

Votes of Common Stock

Director	For	Withheld
Daniel D. Adams	6,258,523	0
Gregory H. Bailey	6,258,523	0
Kim D. Blickenstaff	6,258,523	0
Steve Gorlin	6,258,523	0
David T. Hung	6,258,523	0

Votes of Series B Preferred Stock

Director	For	Withheld
Daniel D. Adams	6,638,490	0
Gregory H. Bailey	6,638,490	0
Kim D. Blickenstaff	6,638,490	0
Steve Gorlin	4,425,660	2,212,830
David T. Hung	6,638,490	0

Ratification of Independent Registered Public Accounting Firm for 2005 Fiscal Year

Votes of Common Stock

For	Against	Abstentions	Broker Non-Votes
6,258,523	0	0	0

Votes of Series B Preferred Stock

For	Against	Abstentions	Broker Non-Votes
6,638,490	0	0	0

Approval of Amended and Restated 2004 Equity Incentive Award Plan

Votes of Common Stock

For	Against	Abstentions	Broker Non-Votes
6,257,523	1,000	0	0

Votes of Series B Preferred Stock

For	Against	Abstentions	Broker Non-Votes
6,638,490	0	0	0

Approval of Amendments to Amended and Restated Certificate of Incorporation

Increase in authorized common stock:

Votes of Common Stock

For	Against	Abstentions	Broker Non-Votes
6,257,523	1,000	0	0

Votes of Series B Preferred Stock

For	Against	Abstentions	Broker Non-Votes
6,638,490	0	0	0

Name change:

Votes of Common Stock

For	Against	Abstentions	Broker Non-Votes
6,258,523	0	0	0

Votes of Series B Preferred Stock

For	Against	Abstentions	Broker Non-Votes
6,638,490	0	0	0

Reverse stock split:

Votes of Common Stock

For	Against	Abstentions	Broker Non-Votes
5,419,813	838,710	0	0

Votes of Series B Preferred Stock

For	Against	Abstentions	Broker Non-Votes
4,425,660	2,212,830	0	0

Item 5.	Other Information.

NEWLY ACQUIRED PROSTATE CANCER PROGRAM

On August 15, 2005, Medivation Prostate Therapeutics, Inc. (“MPT”), a newly-formed Delaware corporation and wholly-owned subsidiary of Medivation, obtained an exclusive, worldwide license to a family of novel small molecules, referred to as the MDVN300 series of compounds, which in in vitro studies of human prostate cancer cells have demonstrated promising results in treating metastatic prostate cancer that has become resistant to standard hormonal therapies (“hormone-refractory” prostate cancer, or “HRPC”).

Prostate Cancer Statistics. According to the American Cancer Society, prostate cancer is the most commonly diagnosed cancer among men in the United States, other than skin cancer. The American Cancer Society estimates that approximately 232,000 new cases of prostate cancer will be diagnosed, and approximately 30,000 men will die of prostate cancer, in the U.S. alone during 2005. Prostate cancer is thus responsible for approximately 10% of U.S. cancer-related deaths in men, making it the second-leading cause of cancer death in men, after lung cancer.

Metastatic Prostate Cancer. Metastatic prostate cancer is cancer that has spread beyond the prostate and surrounding tissues into distant organs and tissues. The majority of men who die from prostate cancer die from the consequences of metastatic disease. According to the National Cancer Institute, median survival of patients with prostate cancer that has metastasized to distant organs is usually one to three years, and most such patients will die of prostate cancer. Metastatic prostate cancer is generally divided into two states: the hormone-sensitive state and the hormone-refractory state.

The Hormone-Sensitive State. Testosterone and other male sex hormones, known collectively as “androgens,” can fuel the growth of prostate cancer cells. Androgens exert their effects on prostate cancer cells by binding the androgen receptor, which is expressed in prostate cancer cells. When they first metastasize to distant sites, most prostate cancers depend on androgens for growth. These prostate cancers are known as “hormone-sensitive” cancers.

Accordingly, the leading therapies currently used for the treatment of metastatic prostate cancer are focused on diminishing, or “antagonizing,” the effects of androgens on prostate cancer cells. This effect is achieved through two separate mechanisms. The first mechanism uses drugs known as “anti-androgens,” which directly block the interaction of androgens with the androgen receptor. Casodex® (bicalutamide), sold by AstraZeneca PLC, is the largest selling of these drugs, with global annual sales of more than $1 billion in 2004 according to the public disclosures of AstraZeneca PLC. The second mechanism is to reduce the amount of androgens produced in the body, primarily in the testicles. This can be achieved surgically by removal of both testicles (orchiectomy) or through use of drugs known as luteinizing hormone-releasing hormone (LHRH) agonist drugs, which lower the native production of testosterone in the testicles (sometimes called “chemical castration”). Anti-androgens and LHRH agonists often are given in combination therapy, an approach known as a “combined androgen blockade.” However, because these therapies operate by reducing the ability of androgens to fuel the growth of prostate cancer cells, they generally are effective only on prostate cancers which remain hormone-sensitive – i.e., those which still depend on androgens for growth.

The Hormone-Refractory State. Most metastatic prostate cancers initially are hormone-sensitive and thus respond to hormonal therapies. However, according to a study published in the October 7, 2004 issue of The New England Journal of Medicine, virtually all hormone-sensitive metastatic prostate cancers undergo changes that convert them from being dependent on androgens for growth to becoming androgen independent in a median of 18-24 months after initiation of hormonal therapy. Prostate cancers in this state are known as “hormone-resistant” or “hormone-refractory” prostate cancers (HRPCs). The switch from the hormone-sensitive to the hormone-refractory state following initiation of hormonal therapy is generally determined either based on rising levels of prostate specific antigen (PSA), or on documented disease progression as evidenced by imaging tests or clinical symptoms. Metastatic prostate cancers that have become hormone-refractory are extremely aggressive. According to the textbook Cancer: Principles & Pratice of Oncology (7th ed. 2005), HRPCs are responsible for the majority of prostate cancer deaths. According to the article referred to above in The New England Journal of Medicine, patients with metastatic, hormone-refractory prostate cancer have a median survival of only 10 to 12 months.

A primary reason that HRPCs are so deadly is that they are difficult to treat. Because they are no longer as dependent on androgens to fuel their growth, HRPCs no longer respond to initially effective hormonal therapies. And to further complicate the situation, drugs that initially block the androgen receptor and inhibit growth of hormone-sensitive prostate cancers may actually have precisely the opposite effect and start to fuel the growth of prostate cancers that have entered the hormone-refractory state. Agents are clearly needed to improve the treatment options for patients with HRPC.

Switch from the Hormone-Sensitive to the Hormone-Refractory State. It has been recently discovered by Professor Charles Sawyers and colleagues at the Howard Hughes Medical Institute and The University of California, Los Angeles that one of the important mechanisms by which prostate cancers switch from the hormone-sensitive to the hormone-refractory state appears to be through overexpression of the androgen receptor. In the published results of experiments comparing gene expression in hormone sensitive and hormone refractory prostate cancer cells, published in the January 1, 2004 issue of Nature Medicine, Dr. Sawyers and his co-authors reported that an increase in androgen receptor expression was the only gene change consistently associated with hormone-refractory disease. In a series of experiments, Dr. Sawyers and colleagues showed (as expected) that the growth of hormone-sensitive human prostate cancer cell lines was inhibited by current androgen receptor blockers, including Casodex®. However, when the prostate cancer cell lines were genetically engineered to overexpress the androgen receptor (converting them from the hormone-sensitive to the hormone-refractory state), not only did Casodex® not slow the growth of these cells, but it actually became a mild stimulant of cancer cell growth. This finding is consistent with the published human clinical experience with Casodex® in HRPC.

The MDVN300 Family of Compounds. Based on their discovery of a mechanism by which prostate cancers shift from the hormone-sensitive to the hormone-refractory state, Dr. Sawyers, Dr. Michael Jung and colleagues synthesized a family of organic small molecules, which we refer to as the MDVN300 family of compounds, which bind to and block the androgen receptor. Based upon the discovery that androgen receptor overexpression converts prostate cancer from the hormone-sensitive to hormone-refractory state, Drs. Sawyers and Jung and their colleagues hypothesized that HRPC might be more effectively treated with agents that bind to the androgen receptor in a different manner than Casodex® or other currently used androgen receptor blockers used for the treatment of hormone-sensitive prostate cancer.

Drs. Sawyers and Jung and their colleagues compared the androgen receptor blocking activities of the MDVN300 series compounds to Casodex® in cell-based assays using human HRPC cells. In these experiments, several compounds in the MDVN300 series (in particular the present lead compounds MDVN311 and MDVN312) were found to block the androgen receptor more effectively than Casodex®. In human prostate cancer cell lines genetically engineered to switch from the hormone-sensitive state to the hormone refractory state by overexpression of the androgen receptor, MDVN311 and MDVN312 both significantly inhibited the expression of prostate-specific antigen (PSA), which is frequently used in clinical practice as a surrogate marker of prostate cancer growth. By contrast PSA expression in human HRPC cells treated with Casodex® increased, a finding indicative of cancer cell growth.

We believe that the MDVN300 series of compounds show promise as potential prostate cancer therapeutics for several reasons. First, we believe that the above data suggest these drugs might be safe and effective treatments for HRPC, an indication for which a large unmet medical need presently exists. Second, because the MDVN300 series of compounds are believed to work by the same mechanism as drugs currently used in the treatment of hormone-sensitive prostate cancers – blockade of the androgen receptor – we believe that there is a potential opportunity to expand the indication of these compounds into hormone-sensitive prostate cancer if we can first show their safety and efficacy in treating HRPC. Third, unlike in most cancers, in prostate cancer there is a widely used surrogate marker of tumor growth – PSA. By monitoring PSA levels in our preclinical and early clinical trials, we believe we will be able to obtain indications of any potential efficacy earlier than would be the case in other cancers lacking such surrogate markers.

The Exclusive License and Sponsored Research Agreements. On August 15, 2005, MPT entered into an Exclusive License Agreement with The Regents of the University of California, pursuant to which MPT obtained an exclusive, worldwide license to two pending patent applications covering the MDVN300 family of compounds. The consideration paid for the license includes an up front payment, milestone payments (the first of which is due upon dosing the first patient in the first Phase I study), and royalties on net sales. MPT also has agreed to comply with certain due diligence obligations regarding development of this technology, and to fund work in Dr. Jung’s laboratory at UCLA for a period of one year to synthesize and evaluate other members of the MDVN300 family which may be candidates for clinical development.

Development Plan for the MDVN300 Family of Compounds. Medivation’s stated business strategy is to acquire only technologies which we believe can enter clinical development within 12 to 18 months after acquisition. Based on the data we currently have – which includes the in vitro efficacy data described above, data from experiments on the bioavailability of MDVN311 and MDVN312 in animals performed both at UCLA and in independent laboratories engaged by Medivation, and discussions with contract manufacturers regarding the manufacturability of MDVN311 and MDVN312 – we believe that this technology meets this strategic objective.

Risk Factors. Our prostate cancer program entails significant risks, each of which could significantly impair, or completely eliminate, the value of this program. Investors are strongly urged to consider these risks, which include the following:

Preclinical Data Risks. None of the MDVN300 series compounds have undergone the rigorous animal testing required to support an IND filing with the FDA to allow human testing to begin. These IND-enabling preclinical studies will take significant time and money to complete, and they may identify safety, bioavailability, or other problems which would prevent us from ever commencing human testing.

Clinical Data Risks. None of the MDVN300 series compounds have ever been tested in humans. Thus, even if we succeed in obtaining FDA approval to commence human testing, those tests may identify safety,

biovailability or other problems which would require us to terminate development, or to conduct additional additional tests which would increase the time, cost and risk of development. In addition, the mechanism by which we believe the MDVN300 compounds to operate – inhibiting the androgen receptor – is a novel mechanism for the treatment of prostate cancer that has entered the hormone-refractory state, and we thus face significant risk that we will be unable to generate adequate evidence of efficacy to obtain regulatory approval to market MDVN300 compounds anywhere in the world.

Manufacturing Risks. None of the MDVN300 compounds have previously been manufactured at the scales suitable for, or pursuant to good manufacturing practices (GMP) and other regulatory requirements applicable to, the development and commercialization of pharmaceuticals. We thus face significant risk that we will be unable to manufacture MDVN300 compounds at an acceptable scale, in compliance with applicable regulatory requirements and at a cost which renders the development and commercialization of such compounds economically viable.

Development and Economic Risks. As noted above, we believe that our development plan for the MDVN300 compounds has the potential to generate a lead candidate to enter clinical development within 12 to 18 months. However, given the inherent uncertainties in the drug development process, we face a significant risk that we will not be able to meet this timeline. Delays could be caused by, among other things, our inability to generate required data in a timely manner or at all, changes in regulatory requirements, requirements to conduct additional studies to address issues raised in the development process, and inability to obtain sufficient quantity of drug supply in a timely manner. Any such delays could increase the cost of development and result in a reduction of the overall value of the program.

Intellectual Property Risks. None of the MDVN300 compounds are protected by issued patents. Although we have conducted a due diligence investigation of the MDVN300 patent applications, we cannot guarantee that any patents will ultimately issue on these pending patent applications, that any patents that ultimately issue will create sufficient barriers to protect the MDVN300 compounds from competition, or that licenses to third party patents will not be necessary to develop or commercialize MDVN300 compounds. We also cannot guarantee that any issued patents will withstand challenges that may be brought against them, including actions seeking to declare such patents invalid or to narrow their scope.

Regulatory Risks. The process of obtaining regulatory approval to market pharmaceutical products in the US and Europe is extremely complex, lengthy and expensive. We cannot guarantee that we will ever be able to generate sufficient data to obtain regulatory approval in any jurisdiction, nor can we guarantee the estimated time and cost to obtain any such approval even if we ultimately succeed in obtaining it.

Competitive Risks. The treatment of hormone-refractory prostate cancer represents a large, unmet medical need. In addition, the mechanism by which the MDVN300 compounds are believed to operate – inhibition of the androgen receptor – is a well-known mechanism for treatment of hormone-sensitive prostate cancer. Because of these factors, there is significant competition to develop agents which can successfully treat hormone-refractory prostate cancer. We anticipate that this competition will include other development candidates which operate by the same purported mechanism of action as the MDVN300 compounds. Our likely competitors will include large, multi-national pharmaceutical companies. Most, if not all, of our competitors have significantly greater financial and human resources, and significantly greater drug development experience, than do we. We cannot guarantee that we will be able to compete successfully against any of these competitors.

IN ADDITION TO THE ABOVE RISKS, INVESTORS ARE STRONGLY ADVISED TO CONSIDER THOROUGHLY THE MORE DETAILED RISK FACTORS SET FORTH IN OUR PROSPECTUS DATED MAY 16, 2005, MANY OF WHICH APPLY TO OUR NEWLY ACQUIRED PROSTATE CANCER PROGRAM AND ALL OF WHICH SHOULD BE CONSIDERED PRIOR TO MAKING ANY INVESTMENT DECISION WITH RESPECT TO OUR SECURITIES.

UPDATE ON OUR DIMEBON PROGRAM

Preparation for our upcoming Phase II clinical study of Dimebon in Russia continues to proceed on schedule. We have completed a large meeting in Russia with our clinical investigators and related support personnel from our clinical sites to educate them on the study design, good clinical practices, study specific procedures and other related matters. We currently have enrolled eleven sites to participate in this trial, and have received all requisite study approvals from the

Ministry of Health and Welfare of the Russian Federation. We currently expect that the first patient in this study will be dosed in the month of September, and that dosing of the last patient will be completed by June 30, 2006.

The gating item for the first patient dose likely will be availability of the study drug in Russia. We have completed the manufacture of Dimebon tablets and placebos in the United States in compliance with U.S. current good manufacturing practices (GMP). However, we have not yet received an export license from FDA to export this drug to Russia for use in the study, and we face significant uncertainty regarding whether we will be able to receive this approval in a timely manner. To mitigate this risk, we have engaged a Russian company to manufacture Dimebon tablets and matching placebos for use in the Russian Phase II study. The company we have engaged is licensed by the Russian government to manufacture Dimebon tablets for human use in Russia (where Dimebon has been approved for human use as an anti-histamine since 1983), and has engaged in such manufacture for several years. The Russian company’s manufacturing processes have not been demonstrated to comply with GMP according to U.S. standards. However, we have tested Dimebon tablets made by the Russian company in a U.S. laboratory, and found them to be of high purity and satisfactory for use.

We presently expect to use the Russian produced Dimebon tablets in our Russian Phase II study. If we use the Russian produced tablets for this study, we will retain the GMP Dimebon tablets and placebos manufactured in the U.S. for use in our planned U.S. clinical studies of Dimebon. Since we are unable to demonstrate the U.S. GMP compliance of the Russian produced tablets, our use of those tablets in the Russian Phase II study means that this study, if positive, could be relied upon as a proof-of-concept study but not as a pivotal registration study. However, given the demonstrated quality of the Russian-produced tablets, the fact that the Russian manufacturer is licensed by the government of the Russian Federation to manufacture Dimebon tablets for human use in Russia, and the importance of initiating the Phase II study on schedule, we believe that proceeding with the Russian-produced tablets is the appropriate course of action for Medivation to take.

Our U.S. preclinical development of Dimebon also is proceeding on schedule. Many of the animal studies required to support an investigational new drug (IND) application in the U.S. are underway. Consistent with our previous disclosures, we expect to file our U.S. IND no later than June 30, 2006, contemporaneously with the anticipated dosing of the last patient in our Russian Phase II study. If the data are positive, we believe that this timing may prove advantageous in discussions with potential acquirers or corporate partners because Medivation would at that point have (a) human proof-of-concept data from a randomized, double-blind, placebo-controlled Phase II clinical study using current FDA Alzheimer’s disease study endpoints and conducted in accordance with good clinical practices, (b) the necessary preclinical data to seek FDA approval to commence human testing in the U.S., and (c) GMP study drug available for use in those U.S. clinical studies.

Item 6.	Exhibits.

Exhibit No.		Exhibit Description

3.1	(a)	Amended and Restated Certificate of Incorporation

3.1	(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.1	(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation

3.1	(d)	Amended and Restated Certificate of Designations of the Series B Convertible Preferred Stock

10.1		Amended and Restated 2004 Equity Incentive Plan

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1		Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

32.2		Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on August 15, 2005.

ORION ACQUISITION CORP. II

By:	/s/ C. PATRICK MACHADO
Name:	C. Patrick Machado
Title:	Senior Vice President and Chief Financial Officer