Form 10QSB
period 2005-09-30
MEDIVATION, INC.
filed 2005-11-14
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 30, 2005, 16,396,630 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

SEP 30 2005
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,368,935
Short-term investments held to maturity	1,992,200
Prepaid expenses and other current assets	67,172

Total current assets	6,428,307
Intellectual property, net of accumulated amortization of $12,498	138,422

Total assets	$6,566,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liquidated damages on unregistered shares	$1,583,570
Accounts payable	967,287
Series A convertible redeemable preferred stock	11,000
Other current liabilities	40,823

Total current liabilities	2,602,681
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share 1,000,000 shares authorized;	—
Common stock, $.01 par value per share 50,000,000 shares authorized and 16,396,630 shares issued and outstanding	163,966
Additional paid-in capital	16,653,956
Deferred compensation	(1,888,929)
Deficit accumulated during the development stage	(10,964,945)

Total stockholders’ equity	3,964,048

Total liabilities and stockholders’ equity	$6,566,729

See accompanying notes to condensed consolidated financial statements

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended Sep 30,		Nine months ended Sep 30,		Inception (Sept. 4, 2003) to to Sep 30, 2005
	2005	2004	2005	2004
Operating expenses:
General and administrative	$622,572	$119,379	$1,987,573	$588,191	$3,224,405
Research and development	1,683,515	351,791	3,372,882	1,162,571	5,203,772
Stock-based compensation	245,127	—	903,224	—	1,012,489

Total operating expenses	2,551,213	471,170	6,263,679	1,750,762	9,440,665
Loss from operations	(2,551,213)	(471,170)	(6,263,679)	(1,750,762)	(9,440,665)
Other income (expenses):
Interest income (expense)	53,570	(22,379)	157,690	(47,349)	78,987
Warrants issued to guarantors	—	—	—	—	(17,505)
Other income (expense)	(1,307,570)	—	(1,583,360)	—	(1,583,360)

Total other income (expense)	(1,254,000)	(22,379)	(1,425,670)	(47,349)	(1,521,878)
Loss before provision for income taxes	(3,805,213)	(493,549)	(7,689,349)	(1,798,111)	(10,962,543)
Provision for income taxes	—	—	—	—	2,400

Net loss	$(3,805,213)	$(493,549)	$(7,689,349)	$(1,798,111)	$(10,964,943)

Basic and diluted loss per share:	$(0.23)	—	$(0.60)	—	$(2.28)

Weighted average common shares outstanding (excluding conversion of Series A convertible preferred stock)	16,346,986	—	12,869,775	—	4,814,129

See accompanying notes to condensed consolidated financial statements

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended Sep 30		Inception (Sept. 4, 2003) to Sep 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(7,689,349)	$(1,798,111)	$(10,964,943)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of intellectual property	—	—	75,000
Depreciation and amortization	6,206	5,158	12,478
Stock-based compensation	903,224	—	1,012,489
Accrued liquidated damages on unregistered shares	1,583,570	—	1,583,570
Warrants issued to guarantors	—	—	17,505
Changes in operating assets and liabilities:			—
Prepaid and other current assets	233,036	150	(67,173)
Accounts payable	591,852	547,188	967,287
Other current liabilities	38,763	68,590	42,748

Net cash provided by (used in) operating activities	(4,332,698)	(1,177,025)	(7,321,039)

Cash flows from investing activities:
Pre-Merger cash balances in Orion accounts	—	—	1,928,839
Purchase of short-term investments	(11,874,451)	—	(11,874,451)
Receipts at maturity of short-term investments	10,000,000	—	10,000,000
Accrued interest on short-term investments	(117,749)	—	(117,749)
Purchase of intellectual property	—	(200,000)	(225,000)

Net cash provided by (used in) investing activities	(1,992,200)	(200,000)	(288,361)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	850,000	1,850,000
Investor deposits in equity escrow account	—	403,977	—
Repayment of unconverted portion of convertible notes	—	—	(595,861)
Proceeds from sale of common stock in the Offering	—	—	10,700,270
Proceeds from exercise of Class B warrants	22,126	—	22,126
Proceeds from sale of Series B preferred stock	—	—	1,800

Net cash provided by (used in) financing activities	22,126	1,253,977	11,978,335

Net increase (decrease) in cash	(6,302,772)	(123,048)	4,368,935
Cash at beginning of period	10,671,707	601,878	—

Cash at end of period	$4,368,935	$478,830	$4,368,935

Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of debt (including accrued interest)	$—	$—	$1,299,731
Shares issued to purchase intellectual property	—	—	900
Shares issued for placement agent services in the Offering	—	—	969,734
Warrants issued for placement agent services in the Offering	—	—	633,149
Revaluation of warrant liability	1,293,268	—	1,293,268

	$1,293,268	$—	$4,196,782

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1. DESCRIPTION OF BUSINESS AND CORPORATE STRUCTURE

Medivation, Inc. (Medivation or the Company), together with its operating subsidiaries, is a life sciences company based in San Francisco, California. The Company’s corporate strategy is to acquire, develop and sell or partner biomedical technologies in the early-development stage of the research and development process – the stage beginning with the identification of a specific biomedical product candidate with a demonstrated scientific rationale for further development, and ending upon the completion of Phase II clinical trials designed to provide evidence of potential safety and efficacy in patients. The Company’s portfolio presently consists of three active development programs, two of which are small molecule drugs targeted at Alzheimer’s disease and Huntington’s disease and the third of which is a family of small molecule drugs targeted at hormone-refractory prostate cancer. The Company also is evaluating other early-development stage biomedical technologies for potential acquisition.

The Company presently has two operating subsidiaries – Medivation Neurology, Inc. (MNI), which was incorporated in Delaware on September 4, 2003 to acquire and develop the Company’s Alzheimer’s disease and Huntington’s disease technology, and Medivation Prostate Therapeutics, Inc. (MPT), which was incorporated in Delaware on June 30, 2005 to acquire and develop the Company’s hormone refractory prostate cancer technology.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Medivation, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2004. The interim results for the period ended September 30, 2005 are not necessarily indicative of results for the full fiscal year.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Development Stage Company

For the period from inception (September 4, 2003) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward developing its proprietary technologies. The Company has experienced net losses since its inception and had an accumulated deficit of $10,964,945 (unaudited) at September 30, 2005. Such losses and accumulated deficit resulted from the Company’s absence of revenue and significant costs incurred in the development of the Company’s proprietary technologies. The Company expects to incur substantial losses as it continues its research and development activities, particularly the conduct of clinical trials.

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

(c) Short-Term Investments Held to Maturity

The Company considers all highly liquid investments purchased with an original maturity of more than three months but no longer than twelve months to be short-term investments. See Note 5.

(d) Property and Equipment

Property and equipment purchases incurred to date have been minor and have thus been expensed through September 30, 2005. Property and equipment purchases are recorded at cost. Repairs and maintenance costs are expensed in the period incurred.

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

The following potential common shares outstanding at September 30, 2005 have been excluded from the computation of diluted net loss per share for the three- and nine-month periods ended September 30, 2005 and 2004, and for the period from inception (September 4, 2003) to September 30, 2005, because they are antidilutive:

Series A Preferred Stock	110,000
Warrants	872,991
Options	1,498,305

TOTAL	2,481,296

(g) Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.

5. SHORT-TERM INVESTMENTS HELD TO MATURITY

The Company accounts for its short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2005, short-term investments consisted of a Federal National Mortgage Association discount note maturing on November 10, 2005. The Company has accounted for this investment as held-to-maturity since it has the positive intent and ability to hold this security to maturity, and thus has recorded it at its amortized cost basis of $1,992,200 (unaudited) in its financial statements.

6. INTELLECTUAL PROPERTY

At September 30, 2005, intellectual property consisted of patents and patent applications acquired from third parties. Cash purchases of patent rights totaled $0 (unaudited) and $200,000 (unaudited), respectively, for the nine months ended September 30, 2005 and 2004, and $225,000 (unaudited) for the period from inception (September 4, 2003) to September 30, 2005. This intellectual property is being amortized over periods ranging from 156 months to 248 months. Amortization expense on the Company’s intellectual property was $6,206 (unaudited) and $5,158 (unaudited), respectively, for the nine months ended September 30, 2005 and 2004, and $12,478 (unaudited) for the period from inception (September 4, 2003) to September 30, 2005.

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

MDB Capital Group LLC (MDB) acted as placement agent with respect to certain investors in the Offering. As partial compensation for these services, the Company issued to MDB and certain of its affiliates an aggregate of 572,878 shares of Common Stock. The cost of these shares, in the amount of $887,961 based on the $1.55 purchase price of the shares in the Offering, was offset against additional paid-in-capital in the year ended December 31, 2004. MDB also received warrants as partial compensation for its placement agent services.

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

In the quarter ended September 30, 2005 the Company issued an aggregate of 177,000 (unaudited) shares of Common Stock upon the exercise of outstanding Class B Warrants and received aggregate exercise proceeds of $22,126 (unaudited).

(b) Warrants

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

At September 30, 2005, the Company also had outstanding warrants to purchase an aggregate of 238,709 shares of its Common Stock at an exercise price of $1.55 per share, expiring in 2013 and 2014, and 48,500 outstanding Class B Warrants, each of which is exercisable to purchase one share of Common Stock at an exercise price of $0.125 per share on or before 5PM New York City time on December 17, 2005.

(c) Equity Incentive Plan

The Company has reserved an aggregate of 3,000,000 shares of its Common Stock for issuance upon the exercise of awards granted under the Medivation Equity Incentive Plan (the Equity Incentive Plan).

The following table summarizes information about stock options outstanding under the Equity Incentive Plan at September 30, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 9/30/05	Weighted- Average Estimated Remaining Life	Weighted- Average Exercise Price	Number Exercisable at 9/30/05	Weighted- Average Exercise Price
$0.02	231,641	3.7 years	$0.02	231,641	$0.02
$1.55-2.60	395,839	4.8 years	$1.71	345,839	$1.58
$3.50-3.75	870,825	7.6 years	$3.51	735,539	$3.55

Total	1,498,305			1,313,019

Of the 1,498,305 (unaudited) options outstanding under the Equity Incentive Plan at September 30, 2005, 1,313,019 (unaudited) were exercisable, and the remaining 185,286 (unaudited) were not exercisable, as of that date. However, at September 30, 2005 1,043,481 (unaudited) shares of Common Stock issuable upon exercise of the 1,313,019 (unaudited) exercisable options remained subject to repurchase by the Company at the option exercise price if the optionee’s employment or consulting relationship with the Company ends.

The Company recorded stock-based compensation expense of $245,127 (unaudited) and $0 (unaudited), respectively, in the three months ended September 30, 2005 and 2004, $903,224 (unaudited) and $0 (unaudited), respectively, in the nine months ended September 30, 2005 and 2004, and $1,012,489 (unaudited) in the period from inception (September 4, 2003) to September 30, 2005 with respect to awards under the Equity Incentive Plan.

Stock-based compensation expense of $118,452 (unaudited) in the three months ended September 30, 2005 related to stock options granted to employees and non-employee directors. At September 30, 2005, the total unrecognized compensation cost of these options was $1,888,929 (unaudited), which is recorded as deferred compensation and will be recognized as expense over the remaining vesting periods of the options, which run through 2009. The remaining stock-based compensation expense of $126,675 (unaudited) in the three months ended September 30, 2005 related to stock options granted to consultants. Compensation expense was based on the fair value of these options at their respective measurement dates, based on the Black-Scholes option pricing model and the following assumptions: stock price of $2.90-3.55; historical volatility of 82-86%; risk free rate of 4.06-4.18%; dividend yield of 0%; and estimated remaining option term of 3.7-5.0 years. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” the aggregate stock-based compensation expense recorded in the Company’s statement of operations was based the portion of the total consulting services provided by each consultant through the respective period end dates. As further portions of these options are earned in the future, the Company will revalue them and recognize additional expense based on their then-current fair market value.

8. THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

The Company’s operating subsidiary MPT has reserved an aggregate of 3,000,000 shares of its Common Stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan (the MPT Equity Incentive Plan). As of September 30, 2005, one option was outstanding under the MPT Equity Incentive Plan. This option, which was issued to the licensor of MPT’s hormone refractory prostate cancer technology, is exercisable without cash payment for 150,000 shares of MPT Common Stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events including a sale of MPT, a public offering of MPT’s Common Stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. At September 30, 2005, Medivation owned all 1,000,000 of the issued and outstanding shares of MPT’s Common Stock, and is entitled to receive one additional share for each dollar above $1,000,000 that Medivation invests, directly or indirectly, in MPT.

9. COMMITMENTS AND CONTINGENCIES

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

In addition, for reasons outside its control, the Company was unable to include in the registration statement shares purchased by certain investors the Offering. If the liquidated damages provision applies to this situation and is enforceable, the Company would incur additional liability of $3,120 per day beginning on May 17, 2005 and continuing for an unspecified period of time. Based on preliminary discussions with the excluded investors held in September 2005, the Company estimates the potential loss it may incur based on the exclusion of these shares from the registration statement to be $1,307,570, and has recorded a charge to current operations, and a corresponding liability, in that amount in the quarter ended September 30, 2005.

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

Our Business Strategy

Our business strategy is to acquire, develop and sell or partner biomedical technologies in the early-development stage of the research and development process—the stage beginning with the identification of a specific biomedical product candidate with a demonstrated scientific rationale for further development, and ending upon the completion of Phase II clinical trials designed to provide evidence of potential safety and efficacy in patients. Based on this focus, we generally will not engage in discovery research, Phase III clinical trials or commercialization. Rather, we target biomedical technologies that already have reached the early-development stage, and generally plan to partner or sell successful development programs following completion of Phase II clinical trials. Once we acquire a biomedical technology, we focus on driving development rapidly and cost-effectively. To minimize fixed costs and maximize flexibility, we have developed a business model which efficiently uses experienced outside consultants, who are well integrated into our management team, for specific projects.

We seek to establish and maintain a portfolio of between four and six active development programs at any given time. We focus on early-development stage biomedical technologies that have strong intellectual property positions, address large unmet medical needs, have the potential to enter clinical development within 12 to 18 months after our acquisition, and have the potential to generate at least six-fold returns on investment within three years through sale to, or partnership with, larger pharmaceutical or medical device companies. Upon completion of any such sale or partnership transaction, and depending on our then current capital needs, we will consider returning transaction proceeds to our investors through special dividends or stock repurchases.

We believe that early-development stage biomedical technologies offer the optimal risk-adjusted return on investment. By risk-adjusted return, we mean the ability to maximize a return on an investment decision relative to the risks associated with development, time and capital expenditures. We believe that discovery stage research of biomedical technologies, prior to early-development stage research and development, generally has extremely high risk and capital requirements and long development timelines. Alternatively, later-stage biomedical technologies (such as those in Phase III clinical trials), although typically lower in development risk, generally have extremely high acquisition and development costs.

Our Business Plan through June 30, 2007

Our business plan through June 30, 2007 consists of the following development activities:

Dimebon Alzheimer’s Disease Program: (a) complete patient dosing in our randomized, double-blind, placebo-controlled Phase II efficacy study of Dimebon in Alzheimer’s disease patients in Russia; (b) complete animal studies required to support an investigational new drug application to the FDA to commence Phase I clinical testing of Dimebon in the U.S. (which studies we will refer to as “IND-enabling preclinical studies”); (c) obtain approval of an investigational new drug application to initiate clinical studies in the U.S.; (d) complete Phase I clinical studies in the U.S.; and (e) either initiate a Phase II clinical study in the U.S. or sell/partner the program.

Dimebon Huntington’s Disease Program: (a) confirm existing preclinical efficacy data; (b) complete IND-enabling preclinical studies; (c) obtain approval of investigational new drug application to initiate clinical studies in the U.S.;

(d) complete a combined Phase I/IIa clinical study in the U.S.; and (e) either initiate a Phase IIb clinical study in the U.S. or sell/partner the program.

MDVN 300 Series Prostate Cancer Program: (a) synthesize and test multiple members of the compound series to identify a lead candidate for clinical development; (b) select a lead development candidate; (c) manufacture a lead development candidate for use in IND-enabling preclinical studies and early clinical studies; (d) complete IND-enabling preclinical studies; and (e) initiate a combined Phase I/IIa clinical study.

New Technologies: identify, evaluate and, subject to availability of sufficient funds, acquire between one and two new technologies.

Based on presently available information, our management believes that achievement of the above development milestones relating to our existing product candidates on or before June 30, 2007 is a reasonably achievable goal, assuming the availability of sufficient new financing (see Liquidity and Capital Resources below) and that the data generated in the planned preclinical and clinical studies are positive. However, the development of pharmaceutical and medical device product candidates is subject to high levels of risk, including risks presented by subsequent developments that are unforeseen or unforeseeable, as well as risks that are entirely outside of our control. We thus cannot guarantee that we will be able to complete any of these milestone events, or that any of them that we do achieve will be on time or on budget.

Liquidity and Capital Resources

We have incurred aggregate net losses of $10,964,945 through September 30, 2005, and we expect to incur significant additional losses in the future. We have not generated any revenue from operations to date, and do not expect to generate operating revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, and we expect this to continue to be the case for the foreseeable future.

As of September 30, 2005, we had cash and cash equivalents and other current assets of $6,428,307, accounts payable and other current liabilities to be paid in cash of $1,008,110, accrued liquidated damages on unregistered shares of $1,583,570, and no long term debt. We expect that our cash and cash equivalents will be sufficient to fund the costs of completing patient dosing in our ongoing randomized, double-blind, placebo-controlled Phase II efficacy study of Dimebon in Alzheimer’s disease patients in Russia. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty.

We will need to raise additional financing in order to complete any of the other activities proposed in our business plan. On October 6, 2005, we filed a registration statement with the Securities and Exchange Commission for a proposed offering by us of 8,700,000 shares of our Common Stock. However, we cannot be sure that we will be able to raise additional financing on acceptable terms or at all. If we fail to do so, you may lose some or all of your investment.

We historically have conducted our business operations on a largely outsourced model, and expect to continue to do so. Thus, we do not expect to purchase or sell any plant or significant equipment for the foreseeable future. We presently have six employees, and expect that number to approximately double within the next twelve months.

Contract Dispute

On December 17, 2004, we sold 7,741,935 shares of our common stock in a private placement to accredited investors at a price of $1.55 per share. In connection with the December 2004 Financing, we entered into registration rights agreements with the investors, pursuant to which we agreed to use commercially reasonable efforts to register the shares sold in the December 2004 Financing for resale by the investors. The registration rights agreement states that we must pay the investors liquidated damages of $6,000 per day, in the aggregate, if the registration statement was not declared effective by March 31, 2005. The registration statement was not declared effective until May 16, 2005. If the liquidated damages provision is enforceable, our accrued liability to investors in the December 2004 Financing through May 16, 2005 would be $276,000. We recorded a charge to current operations, and a corresponding liability, of $276,000 in the quarter ended June 30, 2005.

In addition, for reasons outside our control, we were unable to include in the registration statement shares purchased by certain investors in the December 2004 Financing. If the liquidated damages provision applies to this situation and is enforceable, we would incur additional liability to these excluded investors in the aggregate amount of $3,120 per day beginning on May 17, 2005 and continuing for an unspecified period of time. Based on preliminary discussions with the excluded investors held in September 2005, we estimate the potential loss we may incur based on the exclusion of these shares from the registration statement to be $1,307,570, and we have recorded a charge to current operations, and a corresponding liability, in that amount in the quarter ended September 30, 2005. We have not paid any liquidated damages to date, and are in discussions with the excluded investors to resolve this issue.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on November 14, 2005.

MEDIVATION, INC.

By:	/s/ C. PATRICK MACHADO
Name:	C. Patrick Machado
Title:	Senior Vice President and Chief Financial Officer