Form 10KSB
period 2005-12-31
MEDIVATION, INC.
filed 2006-03-31
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to:

Commission file number: 0-20837

Medivation, Inc.

(name of small business issuer in its charter)

Delaware	13-3863260
(state of incorporation)	(I.R.S. employer identification No.)

501 Second Street, Suite 211 San Francisco, California 94107	94107
(address of principal executive offices)	(zip code)

(415) 543-3470

(telephone number)

Securities registered under Section 12(b) of the Exchange Act: Common Stock, par value $0.01 per share

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes:  ☒    No:  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part 3 of this Form 10-KSB or any amendment to this Form 10-KSB:    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes:  ☐    No:  ☒

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 27, 2006: $63,951,712

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 23, 2006, there were outstanding an aggregate of 22,075,911 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement with respect to the 2006 Annual Meeting of Stockholders, to be held on June 9, 2006, of Medivation, Inc., to be filed pursuant to 14a-101 on Schedule 14A with the Securities and Exchange Commission (the “Commission”) within 120 days after the close of the fiscal year ended December 31, 2005 (the “Definitive Proxy Statement”), have been incorporated by reference in Part III of this Annual Report on Form 10-KSB of Medivation, Inc. (the “Report”).

Transitional Small Business Disclosure Format:    Yes:  ☐    No:  ☒

FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates of our ongoing and future clinical studies, and statements regarding the anticipated designs of our future clinical studies. We have based these forward-looking statements largely on our current expectations and projections about future events, including responses from the Food and Drug Administration (FDA) and other regulatory authorities, and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Report. These risks are not exhaustive. Other sections of this Report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

PART I

Item 1. Description of Business.

The Company

Our Business Strategy

Our business strategy is to acquire, develop and sell or partner biomedical technologies in the early-development stage of the research and development process—the stage beginning with the identification of a specific biomedical product candidate with a demonstrated scientific rationale for further development, and ending upon the completion of Phase 2 clinical trials designed to provide evidence of potential safety and efficacy in patients. Based on this focus, we generally will not engage in discovery research, Phase 3 clinical trials or commercialization. Rather, we target biomedical technologies that already have reached the early-development stage, and generally plan to partner or sell successful development programs following completion of Phase 2 clinical trials. Once we acquire a biomedical technology, we focus on driving development rapidly and cost-effectively. To minimize fixed costs and maximize flexibility, we have developed a business model which efficiently uses experienced outside consultants, who are well integrated into our management team, for specific projects.

We seek to establish and maintain a portfolio of between four and six active development programs at any given time. We focus on early-development stage biomedical technologies that have strong intellectual property positions, address large unmet medical needs, have the potential to enter clinical development within 12 to 18 months after acquisition, and have the potential to generate at least six-fold returns on investment within three years through sale to, or partnership with, larger pharmaceutical or medical device companies. Upon completion of any such sale or partnership transaction, and depending on our then-current capital needs, we will consider returning transaction proceeds to our investors through special dividends or stock repurchases.

We believe that early-development stage biomedical technologies offer the optimal risk-adjusted return on investment. By risk-adjusted return, we mean the ability to maximize a return on an investment decision relative to the risks associated with development, time and capital expenditures. We believe that discovery stage research of biomedical technologies, prior to early-development stage research and development, generally has extremely high risk and capital requirements and long development timelines. Alternatively, later-stage biomedical technologies (such as those in Phase 3 clinical trials), although typically lower in development risk, generally have extremely high acquisition and development costs.

We believe that our business strategy maximizes what we perceive to be our competitive advantages, including:

•	our ability to identify and acquire early-development stage biomedical technologies with favorable risk/reward ratios based on our technical expertise;

•	our credibility and relationships with the academic community, a primary source of deal flow for the early-development stage biomedical technologies we target;

•	our ability to develop early-development stage biomedical technologies more quickly and cost-effectively than larger, less flexible companies; and

•	our management’s track record of successfully executing this business strategy, from technology acquisition through exit by sale to a corporate partner, at a prior company.

Our Portfolio

Our portfolio presently consists of the following three active development programs, all of which are based on small molecule therapeutics:

Product Candidate	Clinical Indication	Development Status		Anticipated Clinical Milestone
		Phase	Country
Dimebon	Alzheimer’s disease	Phase 2	Russia	Q3 2006—complete Phase 2 trial
Dimebon	Huntington’s disease	Preclinical	U.S.	Q2/Q3 2006—begin Phase 1-2a* trial
MDV300 series compounds	Hormone-refractory prostate cancer	Preclinical	U.S.	1H 2007—begin Phase 1-2a* trial

*	As used in this Report, a “Phase 1-2a” clinical study is one conducted in patients with the applicable disease and that includes at least one efficacy endpoint. Because both Huntington’s disease and hormone-refractory prostate cancer are life-threatening diseases with inadequate current treatment options, we believe that the initial trials we conduct in those indications will be Phase 1-2a trials. However, neither FDA nor any other regulatory authority has yet reviewed and commented on our proposed clinical trial designs for these indications, and we thus do not know whether such agencies will require any changes to our proposed clinical trial designs. Thus, our belief with respect to the design of these trials is a forward-looking statement that is subject to significant risk and uncertainty. See “Forward-Looking Statements.”

In addition to our three active development programs, we are also evaluating other early-development stage biomedical technologies for potential acquisition, and will continue to do so. We will consider technologies based on their scientific, clinical and commercial potential, and intellectual property position, and will not limit ourselves to neurology, oncology or any other specific field of medicine.

Our Corporate Structure

We organized our corporate structure to align with our business strategy by forming subsidiaries to hold and develop our technologies. We believe that using this structure may offer advantages at each key stage of our business strategy. First, equity in our subsidiaries can be an attractive currency for us to use in acquiring technologies, allowing the licensor to participate in any value created from the specific technologies it contributed to us, but not in any value created from other technologies in our portfolio. Second, equity in our subsidiaries also can be an attractive currency to use to incent key employees and consultants whose contributions are specific to the technologies held by that subsidiary. Third, housing technologies in separate corporate entities should enable us to cleanly structure any potential exit transaction as an asset sale, stock sale or merger, as desirable, based on tax and other considerations. We presently have two subsidiaries—Medivation Neurology, Inc., which holds our Dimebon technology, and Medivation Prostate Therapeutics, Inc., which holds our MDV300 series technology.

Our History and Historical Financial Information

We were formed in Delaware in October 1995, under our former name Orion Acquisition Corp. II, to identify and consummate a business combination. Medivation Neurology, Inc. was formed in Delaware in September 2003, under its former name Medivation, Inc., to acquire and develop Dimebon. On December 17, 2004, Medivation Neurology, Inc. became our subsidiary pursuant to a merger. Medivation Prostate Therapeutics, Inc. was formed in Delaware in July 2005 as our subsidiary to acquire and develop the MDV300 series technologies.

Based on the accounting treatment of the December 17, 2004 merger, the financial statements, notes thereto and other financial information contained in this Report for periods prior to December 17, 2004 reflect only the operations of Medivation Neurology, Inc. All such information for periods after December 17, 2004 reflects the operations of Medivation and our subsidiaries, on a consolidated basis.

Early Stage Studies

The data relating to our development programs generated to date have come from early stage studies, and by virtue of our business model we expect this to continue to be true of any future programs we may acquire. Our business model is based on the identification, acquisition and development of early-development stage biomedical technologies that have the potential to mature into successful commercial products. Our primary strategy for identifying development candidates involves exploration of promising biomedical technologies in differing academic, geographic and corporate-based venues. As with any early-development stage program, data supporting our programs at the time we evaluate and acquire them will be incomplete and in need of repetition or validation. The development process requires, among other factors, the preparation of analytics and manufacturing practices that will fulfill U.S. regulatory requirements, and the generation of safety and efficacy data from preclinical and clinical studies that comply with all applicable regulatory requirements. Therefore, the results of preclinical studies and early clinical trials of our product candidates are not necessarily predictive of the results of later stage trials. If we are unable to complete preclinical studies or clinical trials, or if the results of these studies and trials are not satisfactory to convince regulatory authorities or potential partners of the safety and efficacy of our potential product candidates, we will not be able to attract partners or gain regulatory approval of any of our current or future product candidates.

Our Dimebon Program

Overview

Dimebon is a small molecule drug that was approved in 1983 by the Russian Ministry of Health for use as an oral antihistamine. According to our research, more than 28 million doses of the drug have been manufactured for human use in Russia since Dimebon’s approval in 1983. Although patients typically take oral antihistamines only for a short duration of time, generally 14 days or less, the substantial previous human use of Dimebon is a factor upon which we relied in deciding to acquire Dimebon because we believe that factor lowers the risk of failure for toxicity, a leading cause of failure in pharmaceutical drug development.

A series of preclinical laboratory and animal studies performed over the past decade in both Russia and the U.S. has generated a body of data that we believe suggests Dimebon may have a broad spectrum of biological activities relevant to the treatment of multiple neurological indications, including Alzheimer’s disease and Huntington’s disease. These data suggest that Dimebon may inhibit both cholinesterase and the N-methyl D-aspartate (NMDA) receptor, the mechanisms by which the only drugs ever approved by the U.S. Food and Drug Administration (FDA) to treat Alzheimer’s disease are postulated to work, and also that Dimebon may prolong the life of nerve cells (neurons). Dimebon has been tested in animal models of Alzheimer’s disease in Russia, in an animal model of Huntington’s disease in the U.S., and in a pilot 14-patient open label clinical trial of Alzheimer’s disease patients in Russia, and has generated promising data in each of these studies. In a 13-month study of normally-aging mice in Russia, Dimebon was found to reduce several common signs of aging associated with this animal model—cataracts (37% reduction), hair loss (44% reduction) and cachexia (age-associated weight loss). At the end of this study, 83% more mice were alive in the Dimebon group than in the control group.

We believe that these data are internally consistent and provide a strong scientific rationale for developing Dimebon as a potential treatment for multiple neurological indications, including Alzheimer’s disease and Huntington’s disease. In February 2006, we completed enrollment of 183 Alzheimer’s disease patients in a randomized, double-blinded, placebo controlled Phase 2 efficacy study of Dimebon in Russia. We plan to initiate U.S. clinical studies of Dimebon in Huntington’s disease (a combined Phase 1-2a clinical trial) in the second or third quarter of 2006. We also plan to conduct further preclinical studies to evaluate the potential efficacy of Dimebon in other human neurological indications. However, investors are cautioned that our ability successfully to achieve any of our preclinical or clinical development objectives is subject to a high level of risk.

Relevant Biological Targets

Cholinesterase

Acetylcholine is a specialized brain chemical or neurotransmitter which is important for normal brain function. In Alzheimer’s disease, a loss of function in areas of the brain associated with memory, cognitive function and global function occurs. Levels of acetylcholine are lower than normal in the brains of patients with Alzheimer’s disease. The impairment of memory, cognitive function and global function seen in Alzheimer’s disease has been attributed, at least in part, to these lower levels of acetylcholine. Acetylcholine is normally degraded by an enzyme called cholinesterase. Inhibition of cholinesterase results in less degradation of acetylcholine and, therefore, an increase in acetylcholine levels. Aricept®, Exelon® and Razadyne®, drugs which the FDA has approved to treat Alzheimer’s disease, all are postulated to work by inhibiting cholinesterase and thereby increasing brain levels of acetylcholine. As described in more detail below under “—Existing Preclinical Data—In Vitro,” preclinical data generated to date suggest that Dimebon may inhibit cholinesterase.

N-methyl D-aspartate (NMDA) Receptor

Glutamate is one of the most important neurotransmitters in the human body. Glutamate as a neurotransmitter activates nerve cells (neurons) by binding to a receptor on the surface of the neuron called the N-methyl D-aspartate (NMDA) receptor. In normal brain function, binding of the NMDA receptor by glutamate initiates an influx of calcium into the neuron, which plays a role in normal brain function. One theory of the underlying physical changes (pathophysiology) that occur in the brains of Alzheimer’s disease patients, known as the “excitotoxicity” theory, holds that the NMDA receptor is excessively activated by glutamate. According to this theory, excessive activation of the NMDA receptor by glutamate in Alzheimer’s disease patients causes excessive quantities of calcium to enter neurons, which in turn kills or damages the neurons and causes some of the impaired brain functions seen in these patients. The drug most recently approved by the FDA to treat Alzheimer’s disease, Namenda®, is postulated to work by inhibiting the NMDA receptor. As described in more detail below under “—Existing Preclinical Data—In Vitro,” preclinical data generated to date suggest that Dimebon may inhibit the NMDA receptor.

Mitochondrial Permeability Transition Pores (MPTP)

Mitochondria are intracellular structures that are responsible for generating energy within all cells. Mitochondria are surrounded by a membrane which contains pores—known as mitochondrial permeability transition pores or MPTP—through which substances can pass between the mitochondria and the surrounding cell. Blocking MPTP is not a validated mechanism for treating Alzheimer’s disease. However, there is scientific basis that leads us to believe that this approach may be relevant to treating Alzheimer’s disease based on the hypothesized link between blocking MPTP and preventing death of nerve cells (neurons). One of the theories of the underlying pathophysiology of Alzheimer’s disease holds that the disease is caused in part by the death of neurons. Mitochondrial pore opening has been associated in the published literature with the death of neurons. For example, a review article published in 2003 in The Journal of Physiology and Biochemistry (Jordan J. et al., “Mitochondrial control of neuron death and its role in neurodegenerative disorders”) reports that opening mitochondrial pores can lead to neuron death by allowing excess calcium to flow between the cytoplasm (the area of the cell surrounding the mitochondria) and the mitochondria, and by allowing so-called “suicide factors” (substances which induce cells to kill themselves) to escape from the mitochondria into the cytoplasm. An abstract of this publication is available free of charge at www.medscape.com. Preclinical data generated to date with Dimebon, described below under “—Existing Preclinical Data—In Vitro,” suggest to us that Dimebon may reduce permeability of the mitochondrial membrane, whether by means of blocking MPTP or through some other mechanism, which for the above reasons may protect neurons from dying. This potential additional property of Dimebon, which we believe may be of potential relevance to the treatment of Alzheimer’s disease, formed part of our decision to develop Dimebon as a potential therapy for that indication.

Existing Preclinical Data—In Vitro

Cholinesterase

In vitro experiments performed at the Institute of Physiologically Active Compounds in Russia, and confirmed by two U.S. contract laboratories, have demonstrated that Dimebon inhibits both of the two primary forms of cholinesterase—acetylcholinesterase and butyrylcholinesterase. The results of these experiments were published in 2001 in Annals of the New York Academy of Sciences (Bachurin S et al., “Antihistamine agent dimebon as a novel neuroprotector and a cognition enhancer”). An abstract of this publication is available free of charge at www.annalsnyas.org. Each of the cholinesterase inhibitors approved by the FDA to treat Alzheimer’s disease also inhibits both the acetyl and the butyryl forms of cholinesterase. Based on published data regarding the affinities with which the three FDA approved cholinesterase inhibitors bind their targets and based on these in vitro preclinical studies, Dimebon appears to inhibit butyrylcholinesterase more strongly than do two of the three FDA-approved drugs, while all three of the FDA-approved drugs inhibit acetylcholinesterase more strongly than Dimebon appears to do. The optimal level of affinity with which a drug must bind cholinesterase, whether the acetyl form, the butyrl form, or both forms, to safely and effectively treat Alzheimer’s disease is not known.

N-methyl D-aspartate (NMDA) Receptor

In vitro experiments performed at the Institute of Physiologically Active Compounds in Russia compared the ability of both Dimebon and Namenda® (an NMDA receptor inhibitor first approved by the FDA in 2003 to treat moderate-to-severe Alzheimer’s disease) to inhibit the NMDA receptor. These experiments showed that both Dimebon and Namenda® appeared to inhibit the NMDA receptor, but with differing affinities depending on the type of neuron involved. The range of affinities of each drug for the NMDA receptors on various types of neurons overlapped in this experiment, although in the majority of neurons tested Namenda® appeared to inhibit the NMDA receptor with higher affinity than did Dimebon. The results of these experiments were published in 2001 in Annals of the New York Academy of Sciences (Bachurin S et al., “Antihistamine agent dimebon as a novel neuroprotector and a cognition enhancer”) and in 2003 in Bulletin of Experimental Biology Medicine (Grigoriev VV et al., “Comparative study of action mechanisms of dimebon and memantine on AMPA- and NMDA-subtype glutamate receptors in rat cerebral neurons”). Abstracts of these publications are available free of charge at www.annalsnyas.org and www.medscape.com, respectively. Confirmatory experiments performed for us by a U.S. contract laboratory repeated the Russian findings that Dimebon appears to inhibit the NMDA receptor, although with a lower affinity than does Namenda®. Low affinity of a product candidate for its target is frequently considered to be an undesirable characteristic from a drug development standpoint. However, the optimal level of affinity with which a drug must bind the NMDA receptor, and the particular types of neurons in which such binding must occur, to safely and effectively treat Alzheimer’s disease is not known.

Mitochondrial Permeability Transition Pores (MPTP)

Dimebon also may block mitochondrial permeability transition pores or MPTP, a potential new drug target for the treatment of Alzheimer’s disease. In vitro experiments conducted at the Institute of Physiologically Active Compounds in Russia have demonstrated that Dimebon inhibits the ability of substances to flow into and out of mitochondria. In this experiment, scientists at the Institute of Physiologically Active Compounds administered APß 25-35 to a preparation of mitochondria in a test tube. APß 25-35 is a fragment of the beta amyloid peptide, which is believed to play a leading role in the pathophysiology of Alzheimer’s disease, and is known to cause mitochondria to swell, presumably by increasing the permeability of the mitochondrial membranes. Dimebon was then administered to the mitochondria that had been treated with APß 25-35, and found to reduce this mitochondrial swelling, presumably by reducing the mitochondrial membrane permeability caused by the APß 25-35. The scientists who conducted these experiments believe that Dimebon achieves this effect by blocking MPTP, through which substances pass into and out of mitochondria. The results of these experiments were published in 2003 in Annals of the New York Academy of Sciences (Bachurin S et al., “Mitochondria as a target for neurotoxins and neuroprotective agents”). An abstract of this publication is available free of charge at www.annalsnyas.org.

Existing Preclinical Data—In Vivo

Active Avoidance Model of Alzheimer’s Disease

Scientists at the Institute of Physiologically Active Compounds in Russia tested Dimebon in a rat model of Alzheimer’s disease known as the active avoidance model. In this model, a rat is housed in a box with two chambers separated by a wall, each with a light overhead. The floor of the box is metallic and is engineered so that a few seconds after the overhead light in a chamber is turned on, an electrical shock is transmitted to the floor beneath the light. The rat quickly learns to move to the adjacent, non-electrically charged chamber as soon as the overhead light is turned on.

In this model, a condition of memory and cognition impairment was generated by injecting AF64A into the brains of rats. AF64A is a neurotoxin that, when injected into rat brains, appears to impair the rats’ cognition and memory. In this study, 75 rats were divided into four groups. The first group of animals was the control group, and received injections of saline only, while the second, third and fourth groups were injected with the neurotoxin. On the second day after these injections, and for each of the next ten days, the three neurotoxin-treated groups received, respectively, placebo, Dimebon and Tacrine. Tacrine is the first cholinesterase inhibitor approved by the FDA that was used to treat Alzheimer’s disease, but is no longer in use. After these treatments, the rats were trained to complete the active avoidance test, and then formal testing was begun. Trained animals were tested for the number of times they were able successfully to avoid electrical shock, as well as for time required to move to the non-electrically charged chamber of the box.

The performance level in the active avoidance test of rats that did not receive neurotoxin, measured by the number of times the rats successfully completed the test, was defined as 100. Based on that scale, the performance level of rats receiving the neurotoxin but neither Dimebon or Tacrine dropped to 65. By contrast, the performance of neurotoxin-treated rats that also received Dimebon or Tacrine was 90, a result 38% better than that of the neurotoxin-treated rats that received only placebo and almost as good as that of the control rats, which did not receive any neurotoxin. The relative benefits of Dimebon and Tacrine were even higher when the rats were evaluated on whether they could successfully complete the active avoidance test eight times consecutively. The performance level of the control animals on this test again was defined as 100, and dropped to 40 in the neurotoxin-treated rats that were not given either Dimebon or Tacrine. For the neurotoxin-treated rats that received Dimebon or Tacrine, the performance level in completing the active avoidance test eight times in a row was 90, a result 125% better than that of the neurotoxin-treated rats that received only placebo and almost as good as that of the rats that did not receive any neurotoxin. Based on these two measurements of successful completion, Dimebon and Tacrine performed comparably in this experiment.

When measured based on time needed for the rats successfully to complete the active avoidance test, Dimebon and Tacrine again both performed better than placebo, but in this instance Dimebon also performed better than Tacrine. Specifically, the control rats required on average 4.8 seconds to complete the active avoidance test, while the animals receiving neurotoxin required more time—on average 5.5 seconds—to do so. By contrast, the Tacrine-treated rats completed the test in an average of four seconds, and the Dimebon-treated rats required only an average of three seconds to do so. It is noteworthy that, based on the time-to-completion measurement in this experiment, both the Dimebon and Tacrine-treated animals performed better than the animals that did not receive any neurotoxin. The results of the experiments described in this section entitled “Active Avoidance Model of Alzheimer’s Disease” were published in 2001 in Annals of the New York Academy of Sciences (Bachurin S et al., “Antihistamine agent dimebon as a novel neuroprotector and a cognition enhancer”). An abstract of this publication is available free of charge at www.annalsnyas.org.

Morris Water Maze Model of Alzheimer’s Disease

Scientists at the Institute of Physiologically Active Compounds in Russia tested Dimebon in a second rat model of Alzheimer’s disease known as the Morris water maze model. In this model, a rat swims in a five-foot diameter vat of water with a small submerged platform which the swimming rat cannot see. An overhead video camera tracks the rat’s swimming path, which is digitized, mapped and measured. The rat swims randomly in the vat of water with no place to rest until it finds the submerged platform. The rat is trained to find the platform and once it does and remembers the location of the platform, the route that the rat takes from its starting place to the platform becomes more direct and less random. Control rats eventually learn and remember the location of the platform and swim in a fairly direct route to the platform.

In these experiments, rats received injections of the neurotoxin AF64A directly into their brains. One day after the neurotoxin was administered, rats were treated orally with placebo, Aricept®, Namenda® or Dimebon, respectively, for approximately three and one-half weeks. Aricept® and Namenda® are the leading FDA-approved cholinesterase inhibitors and NMDA receptor inhibitors, respectively, for the treatment of Alzheimer’s disease. For approximately the first week and a half of treatment, the rats were trained to find the submerged platform. Training was then stopped, and assessments of memory (“retention”) were made at approximately 2 weeks (“retention 1”) and approximately 4 weeks (“retention 2”).

The results of these experiments are depicted in the chart below. Neurotoxin-treated rats that were not also treated with any drug did not learn or remember the location of the platform and swam randomly. By contrast, neurotoxin-treated rats which were also treated with Aricept®, Namenda® or Dimebon all showed comparable improvement in their ability to learn and remember the platform’s location, as indicated by the more direct (less random) swimming pattern to the submerged platform. After drug treatment was discontinued at the end of approximately three and a half weeks, rats treated with Aricept® appeared to forget the location of the submerged platform, as evidenced by their swimming pattern becoming more random and less direct, while rats treated with Namenda® or Dimebon continued to remember the location. In this regard, Namenda® and Dimebon, which both appear to inhibit the NMDA receptor, appeared in these experiments to perform better than Aricept® in durability of response. The experiments were performed by Dr. Sergey Bachurin, a member of our Scientific and Clinical Advisory Board.

Drosophila Fruit Fly Model of Huntington’s Disease

The gene responsible for Huntington’s disease was discovered in 1993. This discovery allowed scientists to develop transgenic animal models of Huntington’s disease—models in which the animals have been engineered to express the human Huntington’s disease gene. One such model is the Drosophila fruit fly. As reported in the published scientific literature, insertion of the Huntington’s disease gene into the Drosophila fruit fly has been shown to induce many of the pathological and clinical signs of Huntington’s disease seen in humans. We selected the transgenic Drosophila fruit fly model because we believe it offers several advantages as a model of Huntington’s disease. First, the fruit fly contains a fully functional nervous system with an architecture that separates specialized functions such as vision, smell, learning and memory in a manner not unlike that of mammalian nervous systems. Second, the eye of the fruit fly is comprised of specialized neurons called photoreceptors which can be directly observed through a microscope. This allows scientists to observe directly the ability of potential neuroprotective drugs to prevent neuronal death. And third, among human genes known to be associated with disease, approximately 75% have a Drosophila fruit fly counterpart.

Scientists at the University of California, Irvine tested two groups of transgenic Drosophila fruit flies engineered to express the human Huntington’s disease gene. Dimebon was administered to one group of transgenic flies in their food for a period of seven days, while the second group of transgenic flies did not receive

Dimebon. At the end of this period, the scientists examined the eyes of each group of flies under a microscope, and counted the numbers of functioning photoreceptors they observed. In this experiment, Dimebon was found to protect these photoreceptors against the neuronal death associated with Huntington’s disease in a dose dependent manner.

Mouse Anti-Aging Study

In an in vivo experiment performed at the Institute of Physiologically Active Compounds in Russia, Dimebon was shown to reduce certain aging-associated conditions, and to increase survival, in normally-aging mice. In this study, 100 normally-aging mice, which have a typical lifespan of approximately two years, were given either Dimebon (dissolved in their daily drinking water, 50 mice) or a placebo (drinking water control, 50 mice) for 13 months. At the end of the study, Dimebon was found to reduce several common signs of aging associated with this animal model—cataracts (37% reduction), hair loss (44% reduction) and cachexia (age-associated weight loss). Most significantly, Dimebon was shown to prolong survival in this experiment. At the end of the study, 83% more mice were alive in the Dimebon group than in the control group. The results of this study are not yet published in a peer reviewed scientific journal.

Existing Clinical Data—Pilot Study

Dimebon appeared to improve some aspects of memory, cognitive and global function in a pilot open-label clinical study in 14 Alzheimer’s disease patients conducted at the Moscow Center for Gerontology in Russia. The patients were treated with oral Dimebon, three times daily for two months. Patients’ memory, cognitive and global function were assessed by two psychiatric scales, the Hasegawa Dementia Scale and a scale developed by one of the investigators in the study, called the Bukatina Scale. Baseline scores for individual patients were determined prior to drug treatment and then subsequent memory and functional assessments were performed by two psychiatrists on patients treated open-label with Dimebon. After two months of Dimebon treatment, treatment was stopped and patient psychiatric assessments for memory and cognitive function continued for an additional two months. Patients treated with Dimebon experienced an improvement in memory and cognition after two months of therapy. Furthermore, after Dimebon was discontinued at week eight, a deterioration in cognitive function in the Alzheimer’s disease patients was observed. The results of this clinical study were published in 2001 in Annals of the New York Academy of Sciences (Bachurin S et al., “Antihistamine agent dimebon as a novel neuroprotector and a cognition enhancer”). An abstract of this publication is available free of charge at www.annalsnyas.org. Study results are also reproduced in our issued patent claiming the use of Dimebon to treat neurodegenerative diseases, which is available free of charge at www.uspto.gov (patent number U.S. 6,187,785 B1).

This small, pilot clinical study was not randomized, blinded, placebo-controlled, or powered to achieve statistical significance, did not use endpoints currently required by the FDA for approval of Alzheimer’s disease therapeutics, and did not use Dimebon that we can demonstrate to have been manufactured in compliance with current good manufacturing practices and other applicable regulatory standards. For these reasons, we cannot use this study as affirmative evidence of the potential safety or efficacy of Dimebon to treat Alzheimer’s disease or any other indication in any filing with the FDA or other regulatory agencies, nor do we know if the results of this study will be reproduced in any subsequent clinical studies that we may conduct, including our ongoing Phase 2 clinical study in Russia. However, we found the results of this study to be interesting and consistent with the existing preclinical data on Dimebon, described elsewhere in this Report, and therefore used the results of this study to help make our decision to acquire the Dimebon technology.

First Clinical Indication—Alzheimer’s Disease

Alzheimer’s disease, the leading cause of dementia, is characterized by the progressive loss of memory, thinking (cognitive function) and the ability to perform the activities of daily living (global function). According to the Alzheimer’s Association, Alzheimer’s disease currently affects approximately 4.5 million people in the

U.S., including as many as 10% of people aged 65 and older and nearly 50% of those aged 85 and older. Due to the aging baby boomer population and the increased prevalence of Alzheimer’s disease in older populations, the Alzheimer’s Association has projected that Alzheimer’s disease cases in the U.S. will rise to as many as 16 million by 2050 unless prevention or a cure is found. According to a published article in the December 19, 2000 issue of Scientific American, worldwide cases of Alzheimer’s disease are expected to reach 22 million by 2025. According to information available free of charge on the website of the American Health Assistance Foundation (www.ahaf.org), there are 350,000 new diagnoses of Alzheimer’s disease, and 59,000 Alzheimer’s disease deaths, per year in the U.S. According to the Alzheimer’s Association, an average of eight years, and as many as 20 years, pass between a patient’s initial diagnosis with Alzheimer’s disease and his or her death. The Alzheimer’s Association has estimated that total annual expenditures on Alzheimer’s disease in the U.S. exceed $100 billion annually, and that the average lifetime cost per Alzheimer’s disease patient is $174,000. All information in this paragraph attributed to the Alzheimer’s Association is available free of charge on its website (www.alz.org).

FDA-Approved Therapeutics and Postulated Mechanisms of Action

The precise physical changes in the brain that produce Alzheimer’s disease are complex and not completely understood. However, we believe that the two best-validated drug targets for Alzheimer’s disease are cholinesterase and the N-methyl-D-aspartate receptor (NMDA) receptor. There are only four currently used drugs that the FDA has approved for the treatment of Alzheimer’s disease. Although the precise mechanism of action of these four drugs is unknown, three of these drugs are believed to inhibit cholinesterase, and one is believed to inhibit the NMDA receptor. These four drugs and their respective marketers, FDA approval dates (as listed in the FDA’s on-line edition of its Orange Book) and postulated mechanisms of action (as appearing in the package inserts for these drugs) are set forth in the following table.

Drug	Marketed by	FDA Approvals	Postulated Mechanism
Aricept® (donepezil)	Pfizer Inc./Eisai Co., Ltd.	November 25, 1996	Cholinesterase inhibition

Exelon® (rivastigmine)	Novartis AG	April 21, 2000	Cholinesterase inhibition

Razadyne® (galantamine)	Johnson & Johnson	February 28, 2001	Cholinesterase inhibition

Namenda® (memantine)	Forest Laboratories, Inc.	October 16, 2003	NMDA receptor inhibition

Combination Therapy

A study published in the January 21, 2004 issue of the Journal of the American Medical Association concluded that Namenda® combined with Aricept® is significantly more effective in treating the symptoms of Alzheimer’s disease than Aricept® alone. This study compared the use of a combination of Namenda®, an NMDA receptor inhibitor, and Aricept®, a cholinesterase inhibitor, to Aricept® alone in 404 patients with moderate-to-severe Alzheimer’s disease. After six months of dosing, patients who took the combination therapy (Namenda® plus Aricept®) had significantly better outcomes on measurements of cognition, activities of daily living, global outcome and behavior compared to patients who took Aricept® alone. This study was reported by its authors to be the first to show superiority of dual target inhibition (NMDA receptor and cholinesterase inhibition) over single target inhibition (cholinesterase inhibition only) in Alzheimer’s disease patients. This study suggests that combination therapy directed at both cholinesterase and the NMDA receptor eventually may become an important clinical approach to treating Alzheimer’s disease. As noted above under “—Existing Preclinical Data—In Vitro,” preclinical data generated to date suggest that Dimebon may inhibit both cholinesterase and the NMDA receptor.

Market Size and Performance of Existing FDA-Approved Therapeutics

According to independent market research publicly available on the internet (www.espicom.com), the worldwide market for Alzheimer’s disease drugs in 2004 was $3 billion, with the largest selling cholinesterase inhibitor, Aricept®, generating $1.2 billion of those sales. Exelon®, the second largest-selling cholinesterase inhibitor, generated $467 million in global sales for Novartis AG in 2005 (as reported in Novartis’ full-year 2005 results appearing on its website), while Forest Laboratories, Inc.’s NMDA receptor antagonist Namenda® generated sales of $333 million in its fiscal year ended March 31, 2005 (as reported by Forest Laboratories, Inc. in its earnings release for that period).

The market performance of the existing Alzheimer’s disease therapeutics is particularly noteworthy given that their clinical performance to date has been modest. Specifically, as stated in their FDA-approved labelling, none of the drugs approved by the FDA to treat Alzheimer’s disease has been proven to prevent or change the underlying process of brain deterioration (neurodegeneration) in patients with Alzheimer’s disease. Rather, these drugs have been shown only to slow the worsening of the symptoms of Alzheimer’s disease—primarily loss of cognitive and global function. Furthermore, in the studies submitted in support of applications for FDA approval of these drugs, none of these drugs was shown significantly to improve both cognitive and global function in the patients studied. Thus, we believe that there is room for improvement in this large and growing pharmaceutical market, and have chosen to invest in our Dimebon program based in part on that belief.

Our Alzheimer’s Disease Development Plan

In February 2006, we completed enrollment of 183 patients in a randomized, double-blind, placebo-controlled Phase 2 study of Dimebon to treat Alzheimer’s disease. This study is being conducted at 11 sites in Russia. In order to maximize the persuasive value of the data generated, we are conducting this study in accordance with good clinical practices using a treatment period (six months) and study endpoints reflecting those used in pivotal registration studies for drugs previously approved by the FDA to treat Alzheimer’s disease. We expect to complete this study in the third quarter of 2006. Since we are unable to demonstrate the U.S. good manufacturing practices compliance of the Russian produced tablets, our use of those tablets in the Russian Phase 2 study means that this study, if positive, could be relied upon as a proof-of-concept study but not as a pivotal registration study. We do not plan to seek FDA approval to begin U.S. clinical studies of Dimebon to treat Alzheimer’s disease until we have received the results of our ongoing Phase 2 Alzheimer’s disease study in Russia.

Second Clinical Indication—Huntington’s Disease

Huntington’s disease is a fatal neurological disorder characterized clinically by involuntary movements, loss of cognitive function and a wide spectrum of behavioral disorders. Common motor symptoms include chorea (involuntary writhing and spasming), clumsiness and progressive loss of the abilities to walk, speak and swallow. Cognitive symptoms include loss of intellectual speed, attention and short-term memory. Behavioral symptoms span the range of changes in personality, depression, irritability, emotional outbursts and apathy. Huntington’s disease is known to be caused by a specific genetic mutation, which results in degeneration of neurons in many different regions of the brain. This degeneration is particularly focused in neurons located in the basal ganglia, structures deep within the brain that control many important functions, including coordinating movement, and also in neurons on the outer surface of the brain or cortex, which controls thought, perception and memory.

There are no FDA-approved therapies to treat Huntington’s disease, and the disease is invariably fatal. Everyone who carries at least one copy of the Huntington’s disease mutation and lives long enough will develop the disease. Symptoms generally begin between the ages of 30 and 45, but have been reported to appear as early as two years of age. Death usually occurs between 10 and 20 years after the onset of symptoms, making Huntington’s disease not only a devastating but also a protracted illness. According to information on the website of the Hereditary Disease Foundation (www.hdfoundation.org), in the U.S. alone approximately 30,000 patients currently suffer from Huntington’s disease, and an additional 150,000 are genetically at risk for developing it. The Huntington’s Disease Society of America estimates that the prevalence of Huntington’s disease in the U.S. population is approximately 1 in 10,000 persons, as stated on its website (www.hdsa.org).

Our Huntington’s Disease Development Plan

On January 31, 2006, we filed an investigational new drug application (IND) with the FDA to begin a clinical study of Dimebon in Huntington’s disease. On February 28, 2006, we received telephonic notice from the FDA that additional toxicology studies would be required before clinical studies could begin. Although we have not yet met with the FDA or received its formal comment letter, based on the information we have to date we expect to begin this clinical study in the second or third quarter of 2006. Based on our discussions with outside clinical and regulatory advisors, we believe that because Huntington’s disease is a life-threatening condition for which no FDA-approved therapy exists, we may be able to enroll Huntington’s disease patients, rather than healthy volunteers, in our initial clinical study. The clinical protocol filed as part of our IND proposes a study in Huntington’s disease patients. If we receive permission to do this, we may be able to evaluate Dimebon in this study for potential efficacy rather than only for safety. However, we have not yet received comments from the FDA on our proposed clinical protocol, and thus do not know whether such permission will be forthcoming.

Potential Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Huntington’s disease is specifically mentioned in the Orphan Drug Act as an example of an orphan indication, and the FDA previously has granted orphan drug designation to other drugs in development to Huntington’s disease. We therefore believe that Dimebon qualifies for orphan drug designation for treating Huntington’s disease. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review or approval process. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us or a partner with a material commercial advantage.

Potential Fast Track Status and Priority NDA Review

The FDA provides several options to facilitate development of drugs for serious, life-threatening diseases—fast track status and priority NDA review—that we believe may be available for our Huntington’s disease program.

The FDA’s fast-track program is intended to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and demonstrate the potential to address unmet medical needs for the condition. We believe Huntington’s disease meets the conditions for fast-track designation. If fast-track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides a schedule for the submission of the remaining information and pays applicable user fees. Fast-track designation may be withdrawn by the FDA if the FDA believes the designation is no longer supported by data emerging in the clinical trial process.

In some cases, a fast-track designated product may also qualify for priority review under FDA policies. A product is eligible for priority review, or review within a 6-month timeframe from the time an NDA is accepted for filing, if the product provides a significant improvement compared to marketed products in the treatment, diagnosis or prevention of a disease. A fast-track designated product would ordinarily meet the FDA’s criteria for priority review. We cannot guarantee that any of our product candidates will receive a priority review designation, or if a priority designation is received, that review or approval, if any, will be faster than conventional FDA procedures.

Other Potential Indications

Based on the data described above under “—Existing Preclinical Data—In Vitro,” “—Existing Preclinical Data—In Vivo,” and “—Existing Clinical Data,” we believe that a scientific and clinical rationale exists for exploring the potential of Dimebon to treat other human neurodegenerative diseases in addition to Alzheimer’s disease and Huntington’s disease. We thus intend to conduct additional preclinical studies of Dimebon to explore its potential efficacy in these indications.

Our MDV300 Series Prostate Cancer Program

On August 15, 2005, Medivation Prostate Therapeutics, Inc. (“MPT”), a newly-formed Delaware corporation and our subsidiary, obtained an exclusive, worldwide commercial license to a series of novel small molecules, referred to as the MDV300 series compounds, which in in vitro and in vivo studies of human prostate cancer cells have demonstrated promising results in treating metastatic prostate cancer, including cancer that has become resistant to standard hormonal therapies (“hormone-refractory” prostate cancer, or “HRPC”). The MDV300 series compounds were rationally designed at the University of California, Los Angeles, based on a key scientific discovery in the field of prostate cancer made in the laboratory of Charles Sawyers, M.D., Peter Bing Professor and a Howard Hughes Medical Institute Investigator at the University of California, Los Angeles, which discovery is described below.

Prostate Cancer Statistics

According to the American Cancer Society, prostate cancer is the most commonly diagnosed cancer among men in the U.S., other than skin cancer. The American Cancer Society estimates that approximately 234,000 new cases of prostate cancer will be diagnosed, and approximately 27,000 men will die of prostate cancer in the U.S. alone during 2006. Prostate cancer is thus the second-leading cause of cancer death in men, after lung cancer.

Metastatic Prostate Cancer—The Hormone-Sensitive and Hormone-Refractory States

Metastatic prostate cancer is cancer that has spread beyond the prostate and surrounding tissues into distant organs and tissues. The majority of men who die from prostate cancer die from the consequences of metastatic disease. According to the National Cancer Institute, the median survival of patients with prostate cancer that has metastasized to distant organs is usually one to three years, and most such patients will die of prostate cancer. Metastatic prostate cancer is generally divided into two states: the hormone-sensitive state and the hormone-refractory state.

The Hormone-Sensitive State. Testosterone and other male sex hormones, known collectively as “androgens,” can fuel the growth of prostate cancer cells. Androgens exert their effects on prostate cancer cells by binding to and activating the androgen receptor, which is expressed in prostate cancer cells. When they first metastasize to distant sites, most prostate cancers depend on androgens for growth. These prostate cancers are known as “hormone-sensitive” cancers.

Accordingly, the leading therapies currently used for the treatment of metastatic prostate cancer are focused on diminishing, or “antagonizing,” the effects of androgens on prostate cancer cells. This effect is achieved through two separate approaches. The first approach uses drugs known as “anti-androgens,” which directly block the interaction of androgens with the androgen receptor. Casodex® (bicalutamide), sold by AstraZeneca PLC, is the largest selling of these drugs, with global annual sales of more than $1.1 billion in 2005 according to the public disclosures of AstraZeneca PLC. The second approach is to reduce the amount of androgens produced in the body, primarily in the testicles. This can be achieved surgically by removal of both testicles (orchiectomy) or through use of drugs known as luteinizing hormone-releasing hormone (LHRH) agonist drugs, which lower the native production of testosterone in the testicles (sometimes called “chemical castration”). Anti-androgens and LHRH agonists often are given in combination therapy, an approach known as a “combined androgen blockade.”

However, because these therapies operate by reducing the ability of androgens to fuel the growth of prostate cancer cells, they generally are effective only on prostate cancers which remain hormone-sensitive—i.e., those which still depend on androgens for growth.

The Hormone-Refractory State. Most metastatic prostate cancers initially are hormone-sensitive and thus respond to hormonal therapies. However, according to a study published in the October 7, 2004 issue of The New England Journal of Medicine, virtually all hormone-sensitive metastatic prostate cancers undergo changes that convert them from being dependent on androgens for growth to becoming androgen independent in a median of 18-24 months after initiation of hormonal therapy. Prostate cancers in this state are known as “hormone-resistant” or “hormone-refractory” prostate cancers (HRPCs). The switch from the hormone-sensitive to the hormone-refractory state following initiation of hormonal therapy is generally determined either based on rising levels of prostate specific antigen (PSA), or on documented disease progression as evidenced by imaging tests or clinical symptoms. Metastatic prostate cancers that have become hormone-refractory are extremely aggressive. According to the textbook Cancer: Principles & Practice of Oncology (7th ed. 2005), HRPCs are a major cause of prostate cancer deaths. According to the article referred to above in The New England Journal of Medicine, patients with metastatic, hormone-refractory prostate cancer have a median survival of only 10 to 12 months.

A primary reason that HRPCs are so deadly is that they are difficult to treat. HRPCs no longer respond to hormonal therapies that are effective in the hormone-sensitive state. To further complicate the situation, due to biological changes in prostate cancers that have entered the hormone-refractory state, drugs that initially block the androgen receptor and inhibit growth of hormone-sensitive prostate cancers may actually have precisely the opposite effect and start to fuel the growth of HRPCs. Agents are clearly needed to improve the treatment options for patients with HRPC.

Switch from the Hormone-Sensitive to the Hormone-Refractory State

One of the factors that historically has hindered the development of drugs to treat HRPC was that it was not known what caused metastatic prostate cancer cells to switch from the hormone-sensitive to the hormone-refractory state. This problem recently was addressed by Dr. Sawyers and his colleagues at the Howard Hughes Medical Institute and the University of California, Los Angeles, who discovered that one of the important mechanisms by which prostate cancers switch from the hormone-sensitive to the hormone-refractory state appears to be through overexpression of the androgen receptor. In the published results of experiments comparing gene expression in hormone-sensitive and hormone-refractory prostate cancer cells, published in the January 1, 2004 issue of Nature Medicine, Dr. Sawyers and his colleagues reported that an increase in androgen receptor expression was the only gene change consistently associated with hormone-refractory disease. In a series of experiments, scientists showed (as expected) that activation of the androgen receptor in hormone-sensitive human prostate cancer cell lines was inhibited by current androgen receptor blockers, including Casodex®. However, when the prostate cancer cell lines were genetically engineered to overexpress the androgen receptor (converting them from the hormone-sensitive to the hormone-refractory state), not only did Casodex® fail effectively to inhibit the androgen receptor in these cells, but in some cases it became a stimulant of the androgen receptor. Androgen receptor activation is correlated with the growth of prostate cancer. This finding is consistent with the published human clinical experience with Casodex® in HRPC.

The MDV300 Series Compounds

Based on the discovery of a mechanism by which prostate cancers shift from the hormone-sensitive to the hormone-refractory state, Dr. Michael Jung and his colleagues in the Department of Chemistry at the University of California, Los Angeles, synthesized a series of organic small molecules, which we refer to as the MDV300 series compounds, which bind to and block the androgen receptor. Based upon the discovery that androgen receptor overexpression converts prostate cancer from the hormone-sensitive to hormone-refractory state, these scientists hypothesized that HRPC might be more effectively treated with agents that bind to and block the androgen receptor in a different manner than Casodex® or other currently used androgen receptor blockers used for the treatment of hormone-sensitive prostate cancer. The MDV300 series compounds consists of a large number of structurally-related chemical entities. More than 160 members of the MDV300 series compounds have been synthesized and tested to date.

Existing Preclinical Data

The existing preclinical data on the MDV300 series compounds were generated primarily by the licensor of our MDV300 series compounds, and consist of a series of early preclinical experiments designed primarily to demonstrate the potential efficacy of these compounds in treating HRPC and, to a lesser extent, hormone-sensitive prostate cancer.

Experiments Using Human HRPC Cells. In these experiments, human HRPC cell lines were created by engineering cultured human prostate cancer cells to overexpress the androgen receptor. Both MDV300 series compounds and Casodex®, the leading FDA-approved therapy for hormone-sensitive prostate cancer, were then tested in these human HRPC cells. The impact of these drugs on four endpoints of potential interest in treating HRPC was measured—the degree to which they activated the androgen receptor, the degree to which they affected the expression of prostate specific antigen (PSA), the degree to which they inhibited the growth of human HRPC cells, and the degree to which they inhibited the growth of tumors due to human HRPC cells that had been implanted into mice. MDV300 series compounds showed promising effects in these experiments while Casodex®, as would be expected based on its known limited efficacy in treating HRPC, did not. In our opinion, the results of these experiments provide a scientific rationale for considering MDV300 series compounds as potential therapeutic agents for HRPC.

Experiments Using Human Hormone-Sensitive Prostate Cancer Cells. These experiments used human prostate cancer cell lines that had not been engineered to overexpress the androgen receptor, and thus remained in the hormone-sensitive state. Both MDV300 series compounds and Casodex® were tested in these human hormone-sensitive prostate cancer cells for their ability to inhibit cell growth. As expected based on its demonstrated efficacy in treating hormone-sensitive prostate cancer, Casodex® inhibited cell growth in these experiments. Significantly, however, MDV300 series compounds also inhibited the growth of these hormone-sensitive prostate cancer cells—comparably to, and in certain cases better than, Casodex®. In our opinion, the results of these experiments provide a scientific rationale for considering MDV300 series compounds as potential therapeutic agents for hormone-sensitive prostate cancer as well as for HRPC.

Rationale for Further Development

We believe that the MDV300 series compounds show promise as potential prostate cancer therapeutics for several reasons. First, we believe that the data generated by our licensor, which were conducted using human prostate cancer cell lines, suggest that these drugs might be safe and effective treatments for HRPC, an indication for which a large unmet medical need presently exists. Second, the performance of Casodex® in these experiments—suggesting limited efficacy in treating HRPC—is consistent with what has been seen previously in clinical practice. This factor increases our confidence that the human HRPC cell lines used in these experiments may be predictive of actual human hormone-refractory prostate cancer. Third, unlike in most cancers, in prostate cancer there is a widely used surrogate marker of tumor growth—PSA. By monitoring PSA levels in our preclinical and early clinical trials, we believe we will be able to obtain indications of any potential efficacy earlier than would be the case in other cancers lacking such surrogate markers. In prostate cancer patients, PSA levels are used as a proxy to track tumor growth. We believe this will improve the efficiency of the development process and reduce the risk profile by accelerating the determination of the clinical viability of our selected compounds. Finally, the performance of MDV300 series compounds in these experiments suggests not only potential efficacy in treating HRPC, but also potential efficacy in treating hormone-sensitive prostate cancer, which is known to be sensitive to agents that block the androgen receptor.

Development Plan

We have selected a lead development candidate from the MDV300 series compounds, which we have designated MDV3100, and are presently developing processes to manufacture that compound for use in the animal studies required to support an investigational new drug application (IND). We expect to substantially complete these so-called “IND-enabling” animal studies by the end of 2006, and to begin our first clinical study in the first half of 2007. However, we caution you that these are forward-looking statements and are subject to significant risk and uncertainty. See “Forward-Looking Statements.”

Potential Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The FDA previously has granted orphan drug designation to other drugs in development to treat hormone-refractory prostate cancer, or the symptoms associated with this disease. We therefore believe that our MDV300 series compounds qualify for orphan drug designation for treating hormone-refractory prostate cancer. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review or approval process. Although obtaining FDA approval to market a product with orphan exclusivity can be advantageous, there can be no assurance that it would provide us or a partner with a material commercial advantage.

Intellectual Property

As of December 31, 2005, we owned issued patents in the U.S., Europe and Hong Kong claiming the use of Dimebon and certain related compounds to treat neurodegenerative diseases. A corresponding patent application is pending in Canada, and a continuation application is pending in the U.S. We also own a pending patent application claiming the use of Dimebon and certain related compounds for anti-aging purposes. We own all of the above intellectual property and have full control over prosecution and enforcement against potential infringers. We also jointly own a pending patent application claiming the use of Dimebon and certain related compounds to treat Huntington’s disease. In addition, on August 15, 2005, we acquired an exclusive license to pending patent applications covering the MDV300 series compounds and their uses in the treatment and prevention of disease. We intend to prosecute all of our intellectual property, and request that our licensors prosecute all of our licensed intellectual property, in the U.S., Europe and other jurisdictions that we deem appropriate.

Neurodegenerative Diseases

Our subsidiary Medivation Neurology, Inc. owns patent rights claiming the use of Dimebon and certain related compounds to treat neurodegenerative diseases. These rights include one issued patent in each of the U.S., Europe and Hong Kong. The U.S. patent (U.S. 6,187,785) was issued on February 13, 2001, and the European patent (EP 0 876 818 B1) was issued on December 18, 2002. The U.S. and European patents expire in October 2016. However, if we succeed in receiving regulatory approval to sell Dimebon, then under current laws our patent protection for Dimebon for the first approved indication may be eligible for extension for up to five additional years. We purchased our issued patents from Selena Pharmaceuticals, Inc. on October 10, 2003. Medivation Neurology, Inc. also jointly owns a separate patent application claiming the use of Dimebon and certain related compounds to treat Huntington’s disease. If any patents issue on this application, they generally will have a term ending in 2026, subject to potential patent term extensions based on time required to obtain regulatory approval for products covered by the patent applications and certain delays in prosecution of these patent applications.

Anti-Aging

Our subsidiary Medivation Neurology, Inc. owns a patent application claiming the use of Dimebon and certain related compounds as anti-aging agents. If any patents issue on this application, they generally will have a term ending in December 2024. We purchased this patent application on March 21, 2004, from its inventors, both of whom are scientists at the Institute of Physiologically Active Compounds in Chernogolovka, Russia.

MDV300 Series Compounds

Our subsidiary Medivation Prostate Therapeutics, Inc. holds an exclusive, worldwide commercial license to patent applications claiming the MDV300 series compounds and their uses in the treatment and prevention of disease. If any patents issue on these applications, they generally will have terms ending in 2025 and 2026 subject to potential patent term extensions based on time required to obtain regulatory approval for products covered by the patent applications and certain delays in prosecution of these patent applications. We acquired our license to these patent applications on August 15, 2005 from The Regents of the University of California.

Institute of Physiologically Active Compounds Partnership

On March 24, 2004, we entered into a preferred partnership letter agreement with the Institute of Physiologically Active Compounds. Under this agreement, our subsidiary Medivation Neurology, Inc. has the right of first negotiation on any inventions made in the laboratory of Dr. Sergey Bachurin at the Institute of Physiologically Active Compounds within the fields of (a) Dimebon and certain related compounds; (b) diagnosis, treatment and prevention of diseases or disorders of the brain; and (c) anti-aging. Dr. Bachurin is an inventor on all but one of our existing Dimebon patents and patent applications. In return, Medivation Neurology, Inc. granted the Institute of Physiologically Active Compounds rights of first negotiation to perform any non-clinical experiments required by Medivation Neurology, Inc. for which the Institute of Physiologically Active Compounds has the capability to perform in a timely manner and in compliance with all applicable regulatory requirements. The term of this agreement ends on March 24, 2007. We purchased the anti-aging patent rights, described above, pursuant to the exercise of our rights of first negotiation under this agreement with the Institute of Physiologically Active Compounds.

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

Competition

The drug and medical device development markets are intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four drugs currently marketed to treat Alzheimer’s disease, and these drugs all target at least one of the same mechanisms as does Dimebon. Companies marketing these FDA-approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Pfizer Inc., Novartis AG and Johnson & Johnson. In addition, while there currently is only one drug that the FDA has approved to treat hormone-refractory prostate cancer, there likely will be other approved treatments on the market by the time any of our MDV300 series compounds could potentially receive marketing approval. While there currently is no FDA-approved therapy for Huntington’s disease, one or more such therapies could exist by the time Dimebon could potentially receive marketing approval for Huntington’s disease. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and hormone-refractory prostate cancer. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs, as well as from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we or any of our partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

Manufacturing

Dimebon—Russian Phase 2 Clinical Study for Alzheimer’s Disease

The Dimebon tablets and matching placebos we are using in our Russian Phase 2 study were produced by a Russian company that is licensed by the Russian government to manufacture Dimebon tablets for human use in Russia (where Dimebon has been approved for human use as an anti-histamine since 1983) and has engaged in such manufacture for several years. Although we have tested a previous batch of Dimebon tablets made by this company in a U.S. laboratory and found them to be of high purity and satisfactory for use, we cannot demonstrate that the Russian company’s manufacturing process complies with good manufacturing practices according to U.S. standards. Since we are unable to demonstrate the U.S. good manufacturing practices compliance of the Russian produced tablets, our use of those tablets in the Russian Phase 2 study means that this study, if positive, could be relied upon as a proof-of-concept study but not as a pivotal registration study.

Dimebon—U.S. Preclinical and Clinical Studies for Huntington’s Disease

The Dimebon to be used in our U.S. preclinical and clinical studies for Huntington’s disease was manufactured under current good manufacturing practice conditions at laboratories located in the U.S. We believe that the Dimebon manufactured to date will be sufficient to supply our presently anticipated preclinical and clinical studies for Huntington’s disease through and including the completion of our planned Phase 1-2a Huntington’s disease study. However, we believe that our existing manufacturing process for Dimebon is not suitable for Phase 3 clinical studies and commercialization because it involves use of a chemical that is hazardous to handle, difficult to source and expensive to process. We intend to refine our manufacturing process to avoid use of this chemical in order to manufacture Dimebon at large-scale on a cost-effective basis. We have not yet commenced this process development work, and cannot guarantee that we will be able to complete it successfully.

MDV300 Series Compounds

To date, all manufacturing of the MDV300 series compounds has been performed at small-scale using processes that are not suitable for large-scale, cost-effective manufacture in compliance with current good manufacturing practice conditions. As part of our due diligence investigation of these compounds before we acquired them, we discussed their potential large-scale manufacture with several U.S. contract manufacturing organizations. Work to develop a suitable manufacturing process currently is underway. Based on our due diligence discussions and the results of the process development work performed to date, we believe that the MDV300 series compounds can be manufactured under current good manufacturing practice conditions on a cost-effective basis.

Scientific and Clinical Advisory Board

We maintain a Scientific and Clinical Advisory Board comprised of scientists and physicians with experience relevant to our company and our product candidates. Members of our Scientific and Clinical Advisory Board have agreed to consult and advise us in their respective areas of expertise. We have placed special emphasis on identifying members of our Scientific and Clinical Advisory Board with expertise in the treatment of the clinical indications targeted by our programs. Our Scientific and Clinical Advisory Board consists of the following members:

Paul Aisen, M.D. Dr. Aisen is a Professor of Neurology and Medicine, Vice Chair of the Department of Neurology and the Director of the Memory Disorders Program at Georgetown University School of Medicine. Dr. Aisen was one of the first Alzheimer’s disease clinical trialists in the U.S., and was an investigator in the pivotal FDA registration studies for Namenda®. Dr. Aisen also serves as the Associate Director of the Alzheimer’s Disease Cooperative Study Group. Dr. Aisen received his M.D. from Columbia University, College of Physicians and Surgeons.

Sergey Bachurin, Ph.D., D.Sc., Prof. Dr. Bachurin is the lead inventor of our Dimebon technology. Dr. Bachurin is the Vice Director of the Institute of Physiologically Active Compounds in Chernogolovka, Russia, and a member of the Russian Academy of Sciences. Dr. Bachurin has served as a visiting scholar at several U.S. academic research centers, including the University of California, San Francisco, Tufts University and St. Elizabeth’s Medical Center. Dr. Bachurin holds a Ph.D. in Chemical Catalysis and a D.Sc. in Biochemistry from Moscow State University. In addition, Dr. Bachurin holds a Professor degree in Bioorganic Chemistry from the Institute of Physiologically Active Compounds.

Rachelle Doody, M.D., Ph.D. Dr. Doody is the Effie Marie Cain Professor and Director of Alzheimer’s Disease Research at the Alzheimer’s Disease and Memory Disorder Center at Baylor College of Medicine. Dr. Doody participated in the development of CIBIC-plus, one of the primary cognitive assessment endpoints that the FDA has used for the currently approved Alzheimer’s drugs. Dr. Doody has worked on clinical studies for all of the FDA-approved cholinesterase drugs for Alzheimer’s disease. Dr. Doody received her M.D. from Baylor College of Medicine and holds a M.A. and Ph.D. in Cognitive Anthropology from Rice University.

Michael E. Jung, Ph.D. Dr. Jung is a Distinguished Professor of Chemistry at the University of California, Los Angeles, where his research focuses on the development of new synthetic methods and the total synthesis of biologically interesting natural products. Dr. Jung and colleagues in his laboratory invented the company’s MDV300 series compounds. Dr. Jung has authored more than 240 scientific publications, and is a named inventor on 19 issued patents and pending patent applications. He holds a B.A. from Rice University in Houston and a Ph.D. in Chemistry from Columbia University in New York City.

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

Marc A. Shuman, M.D. Dr. Shuman is Professor of Medicine at the University of California, San Francisco, and Chief of Hematology and Director of the Prostate Cancer Program at the UCSF Comprehensive Cancer Center. Dr. Shuman also serves as Clinical Director of the California Institute for Quantitative Biomedical Research. Dr. Shuman is a member of the American Society of Clinical Investigation and the Association of American Physicians, and has published extensively in the field of prostate cancer. Dr. Shuman received his M.D. from the Thomas Jefferson Medical College at the University of Pennsylvania.

Roger Tung, Ph.D. Dr. Tung has had more than twenty years of experience in scientific and scientific management positions at the Squibb Institute for Medical Research, Merck Research Laboratories and Vertex Pharmaceuticals Incorporated, serving most recently as Vice President, Drug Discovery, of Vertex Pharmaceuticals Incorporated in San Diego from February 2002 until January 2005. Dr. Tung discovered both of the currently marketed products of Vertex Pharmaceuticals Incorporated, and is an inventor on 33 issued U.S. patents. Dr. Tung holds a Ph.D. in Pharmaceutical Chemistry from the University of Wisconsin—Madison.

We presently rely on key consultants to serve as functional heads for our preclinical, manufacturing and regulatory affairs functions. We integrate our key consultants into our management team, including through participation in regularly scheduled project team meetings in which the consultants participate. This model allows us to obtain direct experience working together with particular consultants, which experience we can then use to determine whether to offer the consultant full-time employment when and if such transition becomes appropriate. Our key consultants are as follows:

Kathleen Dumas—Regulatory Affairs Consultant. Ms. Dumas has 24 years of pharmaceutical industry experience, including 18 years in regulatory affairs. Ms. Dumas has served in regulatory affairs positions for Syntex USA, Cygnus Therapeutics Systems, Athena Neurosciences, Inc., IntraBiotics Pharmaceuticals, Inc. and, most recently, as Vice President, Regulatory Affairs at Pain Therapeutics, Inc. from 1999 to 2002. Since 2002, Ms. Dumas has served as a regulatory affairs consultant to various pharmaceutical industry clients. Ms. Dumas holds an MBA degree from Santa Clara University.

Sue Wollowitz, Ph.D.—Chemistry and Manufacturing Consultant. Dr. Wollowitz has 21 years of experience in the discovery and development of pharmaceuticals and agricultural products. Dr. Wollowitz has held various positions at Cerus Corporation from 1992 to 2003, including Vice President of Chemical Technology and Vice President of Shared Sciences, and previously worked at Dow Chemical Company. Dr. Wollowitz has invented several novel anti-virals, one of which is sold commercially in Europe, as well as novel pesticides and polymer additives. She is the holder of 32 patents and the author of 17 publications. Dr. Wollowitz received her Ph.D. in chemistry from the University of Wisconsin—Madison.

Robert Zimmerman, S.D.—Preclinical Consultant. Dr. Zimmerman has 20 years of experience in both publicly and privately held biopharmaceutical companies, including Cetus Corporation, Chiron Corporation and Bayer Corporation, where he served as Vice President, Biotechnology Research from 1997 to 2002, and Signature Biosciences, where he served as Chief Operating Officer and Executive Vice President of Research & Development from 2002 to 2003. Since 2003, Dr. Zimmerman has served as a drug development consultant to various biotechnology and pharmaceutical industry clients. Dr. Zimmerman holds a doctorate in Physiology/Radiobiology from the Harvard School of Public Health.

Employees

As of December 31, 2005, we had five employees, all of whom are full-time.

Item 2. Description of Property.

We currently lease approximately 3,000 square feet of office space located at 501 Second Street, Suite 211, San Francisco, California 94107 for all of our operations. The telephone number at our office is (415) 543-3470. Our lease expires on March 31, 2006. In January 2006, we entered a new lease for approximately 5,700 square feet of office space located at 55 Hawthorne Street, Suite 610, San Francisco, California 94105. We expect to move to this new office space following completion of tenant improvements in April 2006.

Item 3. Legal Proceedings.

The company is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the 2005 fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Common Stock Prices

Our common stock began trading on the American Stock Exchange of March 15, 2006 under the symbol “MDV.” Prior to that date, our common stock was quoted on the OTC Bulletin Board under the symbol “MDVN.” The following table sets forth on a per share basis the high and low bid prices, respectively, of our common stock as reported on the OTC Bulletin Board for the periods indicated. Prior to the December 17, 2004 merger in which we acquired our subsidiary Medivation Neurology, Inc., we had not engaged in any substantive commercial operations. Accordingly, prices in the table below for any period prior to December 17, 2004 do not reflect the commercial operations of Medivation.

	High Bid	Low Bid
Year ended December 31, 2004
First quarter	$1.70	$0.98
Second quarter	$7.00	$1.70
Third quarter	$3.40	$1.50
Fourth quarter	$4.10	$0.55
Year ended December 31, 2005
First quarter	$3.80	$1.50
Second quarter	$4.30	$3.00
Third quarter	$3.65	$2.05
Fourth quarter	$3.00	$1.80

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 23, 2006, we had 216 holders of record of common stock.

The source of the information provided in the table above is the OTC Bulletin Board®, Trade and Quote Summary Report, and represents prices between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Recent Sales of Unregistered Securities

Since February 1, 2003, we have issued the following unregistered securities.

Option Grants

On December 17, 2004, we assumed from our subsidiary Medivation Neurology, Inc. options exercisable for 280,717 shares of common stock at an exercise price of $0.02 per share. These options were issued by Medivation Neurology, Inc. in reliance on Rule 701 of Regulation D under the Securities Act.

Warrants

On December 17, 2004, we issued warrants exercisable for 572,878 shares of common stock to a consultant and certain of its affiliates at an exercise price of $1.55 per share with respect to services provided to us in connection with the financing. In addition, in connection with the merger, we assumed warrants exercisable for 251,613 shares of common stock at an exercise price of $1.55 per share. These transactions were effected in reliance on Section 4(2) of the Securities Act.

Common Stock

On December 17, 2004, we issued 7,741,935 shares of our common stock to accredited investors at a purchase price of $1.55 for an aggregate consideration of $11,999,999.25, paid with a combination of cash and the cancellation of certain preexisting indebtedness of our subsidiary Medivation Neurology, Inc. This transaction was effected in reliance on Rule 506 of Regulation D under the Securities Act.

On December 17, 2004, in connection with the financing, we issued 625,699 of common stock to consultants and certain of their respective affiliates with respect to services provided to us in connection with the financing. These transactions were effected in reliance on Section 4(2) of the Securities Act.

On August 5, 2004, in connection with the settlement of legal proceedings then pending against us, we issued 182,600 shares of common stock in exchange for the cancellation of 132,600 Class B Warrants. This transaction was effected in reliance on Section 3(a)(9) of the Securities Act.

Preferred Stock

On December 17, 2004, in connection with the merger, we issued 331,925 shares of Series B Preferred Stock to four former stockholders of our subsidiary Medivation Neurology, Inc. These transactions were effected in reliance on Section 4(2) of the Securities Act.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in “Risk Factors” and elsewhere in this Report.

Our Business Strategy

Our business strategy is to acquire, develop and sell or partner biomedical technologies in the early-development stage of the research and development process—the stage beginning with the identification of a specific biomedical product candidate with a demonstrated scientific rationale for further development, and ending upon the completion of Phase 2 clinical trials designed to provide evidence of potential safety and efficacy in patients. Based on this focus, we generally will not engage in discovery research, Phase 3 clinical trials or commercialization. Rather, we target biomedical technologies that already have reached the early-development stage, and generally plan to partner or sell successful development programs following completion of Phase 2 clinical trials. Once we acquire a biomedical technology, we focus on driving development rapidly and cost-effectively. To minimize fixed costs and maximize flexibility, we have developed a business model which efficiently uses experienced outside consultants, who are well integrated into our management team, for specific projects.

We seek to establish and maintain a portfolio of between four and six active development programs at any given time. We focus on early-development stage biomedical technologies that have strong intellectual property positions, address large unmet medical needs, have the potential to enter clinical development within 12 to 18 months after acquisition, and have the potential to generate at least six-fold returns on investment within three years through sale to, or partnership with, larger pharmaceutical or medical device companies. Upon completion of any such sale or partnership transaction, and depending on our then-current capital needs, we will consider returning transaction proceeds to our investors through special dividends or stock repurchases.

We believe that early-development stage biomedical technologies offer the optimal risk-adjusted return on investment. By risk-adjusted return, we mean the ability to maximize a return on an investment decision relative to the risks associated with development, time and capital expenditures. We believe that discovery stage research of biomedical technologies, prior to early-development stage research and development, generally has extremely high risk and capital requirements and long development timelines. Alternatively, later-stage biomedical technologies (such as those in Phase 3 clinical trials), although typically lower in development risk, generally have extremely high acquisition and development costs.

We believe that our business strategy maximizes what we perceive to be our competitive advantages, including:

•	our ability to identify and acquire early-development stage biomedical technologies with favorable risk/reward ratios based on our technical expertise;

•	our credibility and relationships with the academic community, a primary source of deal flow for the early-development stage biomedical technologies we target;

•	our ability to develop early-development stage biomedical technologies more quickly and cost-effectively than larger, less flexible companies; and

•	our management’s track record of successfully executing this business strategy, from technology acquisition through exit by sale to a corporate partner, at a prior company.

Our Business Plan Through December 31, 2006

Our business plan through December 31, 2006 consists of the following development activities:

Dimebon Alzheimer’s Disease Program: complete our randomized, double-blind, placebo-controlled Phase 2 efficacy study of Dimebon in Alzheimer’s disease patients in Russia in the third quarter of 2006.

Dimebon Huntington’s Disease Program: begin our planned Phase 1-2a clinical study in the second or third quarter of 2006.

MDV300 Series Prostate Cancer Program: (a) manufacture our lead development candidate MDV3100 for use in IND-enabling preclinical studies and our planned Phase 1-2a clinical study; and (b) substantially complete the IND-enabling preclinical studies by the end of 2006.

New Technologies: identify, evaluate and, subject to availability of sufficient funds, acquire one or two new development programs.

Based on presently available information, our management believes that achievement of the above development milestones relating to our existing product candidates on or before December 31, 2006 is a reasonably achievable goal. However, the development of pharmaceutical and medical device product candidates is subject to high levels of risk, including risks presented by subsequent developments that are unforeseen or unforeseeable, as well as risks that are entirely outside of our control, including the risk of unfavorable results in the preclinical studies required to begin clinical trials, and the risk that FDA and/or comparable foreign regulatory agencies will deny, or impose burdensome conditions on, our requests to begin clinical trials. We thus cannot guarantee that we will be able to complete any of these milestone events, or that any of them that we do achieve will be on time or on budget.

Liquidity and Capital Resources

We have incurred aggregate net losses of $13,093,163 through December 31, 2005, and we expect to incur significant additional losses in the future. We have not generated any revenue from operations to date, and do not expect to generate operating revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, and we expect this to continue to be the case for the foreseeable future.

As of December 31, 2005, we had cash and cash equivalents and other current assets of $13,136,353, accounts payable and other current liabilities to be paid in cash of $1,455,421, and no long-term debt. We expect that this amount will be sufficient to fund the presently budgeted costs of executing our business plan through December 31, 2006, excluding acquisition costs of any new technology we may wish to acquire. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty.

The process of conducting studies required to obtain regulatory approval to sell our product candidates is lengthy and very expensive, and cannot be completed for any of our existing product candidates by December 31, 2006, nor can we control whether we will be able to sell or partner any of our programs by that date. We therefore expect we will need to raise additional financing to fund development activities beyond December 31, 2006, including funding to complete our planned Phase 1-2a clinical study of Dimebon in Huntington’s disease expected to begin in the second or third quarter of 2006, and funding to conduct our planned Phase 1-2a clinical study of MDV3100 in hormone-refractory prostate cancer expected to begin in the first half of 2007. In addition, should we identify one or more new product candidates that we wish to acquire, we will need to raise additional financing sooner than December 31, 2006 to finance the acquisition and subsequent development of any such new product candidate(s). We also may need to raise additional financing before December 31, 2006 should we experience unforeseen delays, cost overruns or both in the development of any of our existing product candidates. We cannot be sure that we will be able to raise additional financing when needed on acceptable terms or at all.

We historically have conducted our business operations on a largely outsourced model, and expect to continue to do so. Thus, we do not expect to purchase or sell any plant or significant equipment for the foreseeable future.

Risk Factors

Our business and prospects are subject to the following material risks described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

Risks Related to our Business

We have incurred net losses since inception, expect to incur increasingly large losses in the future as we expand our development activities, and may never achieve revenues or profitability. We are a development stage company and have never recognized any revenue from the sale of products or any other source. We have not completed development of any of our product candidates, and do not expect that any of our present or future product candidates will be commercially available for a number of years, if at all. We have incurred losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future as we increase our spending to finance clinical and preclinical studies of our existing product candidates, the evaluation, acquisition and development of additional product candidates, and the costs associated with being a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. We do not know whether or when we will generate revenue or become profitable because of the significant uncertainties with respect to our ability to generate revenue from any of our current or future product candidates.

Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed all of our operations through borrowings and the sale of our equity securities. We will require significant additional capital to develop our existing product candidates, and to acquire and develop other product candidates. Our future capital requirements will depend on many factors, including:

•	the scope and results of our preclinical and clinical trials;

•	whether we experience delays in our preclinical and clinical development programs, or slower than anticipated product development;

•	whether we identify other product candidates that we wish to acquire, and the costs of acquiring and developing those product candidates;

•	whether we are able to enter into collaborative partnerships with regard to any of our product candidates, and the terms of any such collaboration;

•	the timing and requirements of, and the costs involved in, conducting studies required to obtain regulatory approvals for our product candidates from the FDA and comparable foreign regulatory agencies;

•	as necessitated by our business model, the availability of third parties to perform the key development tasks on our product candidates, including conducting preclinical and clinical studies and manufacturing the drugs or medical devices to be tested in those studies, and the associated costs of those services;

•	the availability and cost of raw materials required to manufacture drugs and medical devices for testing in our preclinical and clinical studies; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of, and enforcing, patent claims and other patent-related costs, including litigation costs and the results of such litigation.

We may not be able to obtain additional financing when we need it on acceptable terms or at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our product candidates, acquire or develop additional product candidates or respond to competitive pressures or unanticipated requirements. For these reasons, any inability to raise additional capital when we require it would seriously harm our business.

Our business strategy depends on our ability to identify and acquire additional product candidates which we may never acquire or identify for reasons that may not be in our control, or are otherwise unforeseen or unforeseeable to us. A key component of our business strategy is to diversify our product development risk by identifying, acquiring and developing additional early-development stage product candidates, whether drugs or medical devices. However, we may not be able to identify other promising technologies. In addition, the competition to acquire promising biomedical technologies is fierce, and many of our competitors are large, multinational pharmaceutical, biotechnology and medical device companies with considerably more financial, development and commercialization resources and experience than we have. Thus, even if we succeed in identifying promising technologies, we may not be able to acquire rights to them on acceptable terms or at all. If we are unable to identify and acquire new technologies, we will be unable to diversify our product risk. We believe that any such failure would have a significant negative impact on our prospects because the risk of failure of any particular development program in the pharmaceutical and medical device fields, including that of our existing programs, is high.

Our reliance on third parties for the operation of our business may result in material delays, cost overruns and/or quality deficiencies in our development programs. Our business strategy requires us to keep our employee count relatively low and rely largely on outside consultants to perform key product development tasks, such as conducting preclinical and clinical studies and manufacturing the product candidates to be tested in those studies. In order to execute this component of our strategy successfully, we will need to identify, engage and properly manage qualified external consultants who will perform these development activities. For example, we need to monitor the activities of our consultants closely to ensure that they are performing their tasks correctly, on time and on budget and in compliance with strictly-enforced regulatory standards. Our ability to identify and retain key consultants with the requisite knowledge is critical to our business and the failure to do so could have a material adverse impact on our business. Because all of our consultants work for other clients in addition to us, we also need to ensure that our consultants are appropriately prioritizing our projects. If we fail to manage our consultants well, we could incur material delays, cost overruns or quality deficiencies in our development programs, as well as other material disruptions to our business.

Because we depend on our management to oversee the execution of development plans for our existing product candidates and to identify and acquire promising new product candidates, the loss of any of our managers would harm our business. Our future success depends upon the continued services of our executive officers. We are particularly dependent on the continued services of David Hung, M.D., our President and Chief Executive Officer and a member of our board of directors. Dr. Hung identified all of our existing product candidates for acquisition, and has primary responsibility for identifying and evaluating other potential product candidates. We believe that Dr. Hung’s services in this capacity would be difficult to replace. None of our executive officers is bound by an employment agreement for any specific term, and they may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our executive officers. The loss of the services of any of our executive officers could delay the development of our existing product candidates, and delay or preclude the identification and acquisition of new product candidates, either of which events could harm our business.

Risks Related to our Product Development Candidates

By virtue of our industry and business strategy, our product candidates are in the early stages of development and require extensive, time consuming and expensive preclinical and clinical testing to establish safety and efficacy. We may never attract partners for our technologies or receive marketing approval in any jurisdiction. The research and development of pharmaceuticals and medical devices is an extremely risky industry. Only a small percentage of product candidates that enter the development process ever receive marketing approval. Furthermore, our stated business strategy is to focus exclusively on product candidates in the early-development stage, which product candidates by definition are even further from potential marketing approval, and thus riskier, than pharmaceutical and medical device product candidates in later stages of development.

Except for Dimebon’s approval in Russia as an antihistamine, which is not a commercially attractive opportunity for us, none of our product candidates is currently approved for sale anywhere in the world, and none of them may ever receive such approval. Furthermore, Dimebon has not yet completed and none of our other product candidates has yet begun the rigorous preclinical testing required to seek FDA approval to commence clinical studies in the U.S., nor has any of our product candidates other than Dimebon ever been tested in humans. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain marketing approval is expensive, uncertain and takes many years. If we are unable to complete preclinical or clinical trials of any of our current or future product candidates, or if the results of these trials are not satisfactory to convince regulatory authorities or potential partners of their safety or efficacy, we will not be able to attract partners or obtain marketing approval for any products. Even if we achieve positive results in early-stage clinical trials, including our ongoing Russian Phase 2 Alzheimer’s disease trial and our planned Phase 1-2a Huntington’s disease and hormone-refractory prostate cancer trials, we do not know if the results of later-stage clinical trials will be positive because product candidates in later stages of clinical trials often fail to show the desired safety and efficacy traits despite having progressed through preclinical or early-stage clinical testing. Furthermore, even if we or our potential partners are able to obtain marketing approvals, those approvals may be for indications that are not as broad as desired. If this occurs, our business will be materially harmed and our ability to generate revenue will be severely impaired.

Before we or our potential partners can obtain regulatory approval for the sale of our product candidates, they must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. The preclinical and clinical trials of any product candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the U.S., principally the FDA, and by similar agencies in other countries. In the case of our pharmaceutical product candidates, we will be required to obtain and maintain an effective investigational new drug application to conduct human clinical trials in the U.S. and must obtain and maintain regulatory approval before proceeding to successive phases of our clinical trials. Similar regulatory requirements apply to medical devices, and may become relevant to us should we acquire any medical device product candidates. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or medical device, and failure can occur at any stage of testing. For example, our testing may be delayed or halted due to any of the following:

•	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or foreign regulatory authorities;

•	preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

•	negative or inconclusive results from a preclinical test or clinical trial or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful;

•	the FDA or foreign regulatory authorities can place a clinical hold on a trial if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

•	the FDA might not approve the clinical processes or facilities that we utilize, or the processes or facilities of our consultants, including without limitation the vendors who will be manufacturing drug substance and drug product for us or any potential collaborators;

•	any regulatory approval we or any potential collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable; and

•	we may encounter delays or rejections based on changes in FDA policies or the policies of foreign regulatory authorities during the period in which we develop a drug or the period required for review of any new drug application.

In addition, we may encounter increased costs or delays based on our inability to enroll a sufficient number of patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop Dimebon or any other product candidates. In addition, if we are delayed in reaching, or are unable to reach, product development milestones we may be unable to comply with requirements in our present and future license agreements, which could result in partial or total loss of our license rights.

Our business strategy is based on selling or partnering our product development candidates to third parties prior to commencing later-stage clinical trials and receipt of marketing approval. We have not yet entered into any such sale or partnering transactions, and we cannot control whether we will be able to do so on favorable terms or at all. Our business strategy entails developing pharmaceutical and medical device product candidates through completion of human proof-of-concept studies, and then selling or partnering our programs to larger companies for late-stage clinical development and commercialization. We may also be required to enter into collaborative relationships earlier in the product development process to complement our internal efforts and/or to generate necessary financing. We have not entered into any such sales or collaborations to date. It may be difficult for us to find third parties that are willing to enter into such transactions on acceptable economic terms or at all. We also will be competing with many other companies as we seek partners for our product candidates, and we may not be able to compete successfully against those other firms. If we are not able to enter into sales or collaboration transactions for our product development candidates, we would be required to undertake and fund further development, clinical trials, manufacturing and marketing activities solely at our own expense and risk. If we are unable to finance those expensive activities, we would have to substantially reduce our development efforts and our business and prospects would be materially and adversely harmed for that reason.

If we enter into sales or collaboration transactions, we will be dependent upon our partners, and we may be unable to prevent them from taking actions that may be harmful to our business or inconsistent with our business strategy. Any sales or collaboration agreements we may enter into with respect to our product development candidates are likely to provide us with little or no control over the activities of our partners. For example, future partners, if any, are likely to have the right to terminate the collaboration at their option. Our partners may decide to terminate a development program under circumstances where we might have continued such a program, or may be unable or unwilling to pursue ongoing development and commercialization activities as quickly as we would prefer. Any partner may be unwilling or unable to fulfill its obligations to us, including its development and commercialization responsibilities in respect of our product candidates. Our partners will likely have significant discretion in determining the efforts and level of resources that they dedicate to the development and commercialization of our product candidates. In addition, our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us.

We expect that the financial returns to us in any sale or collaboration agreement would depend in large part on the achievement of development and/or commercialization milestones on our product candidates. Therefore, our success, and any associated financial returns to us and our investors, will depend on the ability of any of our future collaborators to establish the safety and efficacy of our product development candidates in later-stage Phase 3 clinical trials, obtain and maintain regulatory approvals from the FDA and other foreign regulatory agencies and commercialize products developed from our product candidates. In addition to conducting later-

stage clinical trials and seeking and maintaining regulatory approval, we likely will be dependent on our collaborators for the manufacture of clinical scale quantities of our product candidates and would be dependent on them in the future for commercial scale manufacture, distribution, sales, marketing and reimbursement. These collaborators may not be successful in manufacturing our product candidates for later-stage clinical trials or on a commercial scale or in commercializing them. If any future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of our product candidate would be delayed or may not occur and our business and prospects would be materially and adversely affected for that reason.

If our product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices and other applicable regulatory standards, they will not be commercially successful. All pharmaceutical and medical device products in the U.S., Europe and other countries must be manufactured in strict compliance with current good manufacturing practices (GMP) and other applicable regulatory standards. Establishing a GMP-compliant process to manufacture pharmaceutical and medical device products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We have manufactured Dimebon in the U.S. under a GMP-compliant process for use in our preclinical and anticipated early clinical studies in the U.S. The manufacturing process we used, which is based on the process used in Russia, uses a chemical that is hazardous to handle, difficult to source and expensive to process. We will need to refine our manufacturing process to avoid use of this chemical in order to manufacture Dimebon at large scale on a cost-effective basis. We have not yet commenced this process development work, and cannot guarantee that we will be able to complete it successfully. Furthermore, none of our MDV300 series compounds has been manufactured either at large-scale or in compliance with GMP. We thus face the risk that large scale GMP manufacture of any of our compounds would not be possible, on a cost-effective basis or at all, which would materially and adversely effect the value of these programs.

Any of our product development candidates that receive marketing approval will face significant competition from other approved products and other products in development. The drug and medical device development markets are intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four drugs currently marketed in the U.S. to treat Alzheimer’s disease, and these drugs all target at least one of the same mechanisms as does Dimebon. Companies marketing these FDA-approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Pfizer Inc., Novartis AG and Johnson & Johnson. In addition, while there currently is only one drug that the FDA has approved to treat hormone-refractory prostate cancer, there likely will be other approved treatments on the market by the time any of our MDV300 series compounds could potentially receive marketing approval. While there currently is no FDA-approved therapy for Huntington’s disease, one or more such therapies could exist by the time Dimebon could potentially receive marketing approval for Huntington’s disease. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and hormone-refractory prostate cancer. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours.

Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs, as well as from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers—including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we or any of our future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or any of our future partners cannot compete successfully on any of the bases described above, our business will not succeed.

Third-party payors, including public insurers such as Medicare and Medicaid, and private insurers, pay for a large share of health care products and services consumed in the U.S. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services, and certain of those countries have nationalized health care systems in which the government pays for all such products and services. Even if approved by the FDA and other regulatory agencies, our product candidates are unlikely to achieve commercial success unless they are covered widely by third-party payors and reimbursed at a rate which generates an acceptable commercial return for us and any collaborative partner. It is increasingly difficult to obtain coverage and acceptable reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors, and is a time-consuming and costly process. In addition, we would face competition in such negotiations from other approved drugs against which we compete, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage. Failure to achieve coverage and acceptable reimbursement levels could harm our business.

We may be subject to product liability or other litigation, which if successful could materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby, result in an inefficient allocation of our critical resources and delay the implementation of our business strategy. Our business exposes us to the risk of product liability claims that is inherent in the development of drugs and medical devices. If any of our product candidates harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, pharmaceutical companies or others. We have product liability insurance covering our Russian Phase 2 Alzheimer’s disease study and our planned Phase 1-2a Huntington’s disease study, but do not have insurance for any of our other development activities. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by any of our product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

Risks Specific to our Dimebon Program

The previously conducted Russian studies upon which we relied in acquiring our Dimebon program were not performed in accordance with U.S. regulatory standards, and we therefore cannot use them to demonstrate the safety or efficacy of Dimebon to the FDA or other regulatory agencies. Our decision to develop Dimebon as a treatment for Alzheimer’s disease is based in large part on the Russian studies submitted in support of Dimebon’s approval in Russia as an oral antihistamine in 1983, the later Russian studies of Dimebon in various animal models of Alzheimer’s disease described elsewhere in this Report under “Business—Our Dimebon Program—Existing Preclinical Data—In Vivo” and the pilot 14-patient clinical study of Dimebon in Alzheimer’s disease patients in Russia described elsewhere in this Report under “Business—Our Dimebon Program—Existing Clinical Data—Pilot Study.” These studies were not performed in accordance with U.S. regulatory standards. For example, we lack sufficient documentation to establish that the Dimebon used in the Russian studies complies with the applicable manufacturing standards of the FDA. Furthermore, the Russian pilot clinical study used study endpoints different from those currently required by the FDA for approval of Alzheimer’s disease therapeutics. Thus, we cannot rely upon the previously conducted Russian studies as affirmative evidence of either safety or efficacy in applications to the FDA and other regulatory authorities relating to development or marketing of Dimebon or to attract potential partners. We do not know if any of the prior Russian results will be predictive of the results of preclinical and clinical studies that we must perform in accordance with U.S. regulatory standards to determine whether Dimebon is a safe and effective treatment for Alzheimer’s disease or Huntington’s disease. Finally, many of the animal and human studies required to prove that Dimebon is safe and effective according to

U.S. regulatory standards have never been performed in Russia or elsewhere. Thus, we do not know if Dimebon will ever demonstrate the requisite safety or efficacy to attract a partner or to obtain marketing approval in the U.S., Europe or any other country to treat Alzheimer’s disease, Huntington’s disease or any other condition.

Chronic use of Dimebon has never been tested in humans and Dimebon may never be approved to treat Alzheimer’s disease or Huntington’s disease as a result of unforeseen risks to humans. The approved human use of Dimebon in Russia is as an oral antihistamine. Patients typically take oral antihistamines only for a short duration of time, generally 14 days or less. By contrast, the duration of the pivotal registration studies required by the FDA for approval of the presently marketed Alzheimer’s disease therapeutics was six months. While there currently are no drugs that the FDA has approved to treat Huntington’s disease, we expect that the duration of the registration studies for Huntington’s disease will be comparable to those for Alzheimer’s disease. If Dimebon were approved, use in actual Alzheimer’s disease patients and Huntington’s disease patients likely would involve treatment with Dimebon for even longer periods of time. To date, the longest human exposure to Dimebon in a completed clinical study of which we are aware is two months. We do not know whether use of Dimebon for six months or longer will prove to be safe in humans. Safety issues may arise from such chronic exposure that did not arise from shorter-term use of the drug. Should such issues arise, they could delay or prevent our ability to obtain approval to sell Dimebon to treat Alzheimer’s disease, Huntington’s disease, or any other indication, and give rise to potential product liability claims against us.

Conducting a clinical study in Russia involves risks not typically associated with U.S. studies which may result in timing, cost and/or quality problems in our Russian Phase 2 clinical study for Alzheimer’s disease. In order to maximize the persuasive value of the data generated, we plan to conduct our Russian Phase 2 clinical study in compliance with good clinical practices. Ensuring good clinical practices compliance of Russian clinical sites will involve risks, including risks associated with language barriers and the fact that Russian clinical investigators in general have only limited experience in conducting clinical studies to rigorous Western standards. We will seek to mitigate this risk by monitoring and auditing the ongoing performance of our study, using both our employees and outside consultants, to ensure that good clinical practices and all other regulatory requirements are adhered to. Failure to attain and document good clinical practices compliance would adversely impact the value of any data generated from our ongoing Russian study, including its value to potential acquirers/ corporate partners. In addition, should it take more time or money than currently anticipated to perform any required site training, monitoring or auditing activities, our Phase 2 study in Russia could be delayed, run over budget, or both.

Because we are using Russian-produced Dimebon in our ongoing Russian Phase 2 clinical study for Alzheimer’s disease, we will not be able to rely on it as a pivotal registration study even if the results are positive. The Dimebon we are using in our Russian Phase 2 study was produced by a Russian company. The Russian manufacturer is licensed by the Russian government to manufacture Dimebon tablets for human use in Russia (where Dimebon was approved for human use as an antihistamine in 1983), and has engaged in such manufacture for several years. Although we have tested a previous batch of Dimebon tablets made by the Russian company in a U.S. laboratory and found them to be of high purity and satisfactory for use, we cannot demonstrate that the Russian company’s manufacturing process complies with good manufacturing practices according to U.S. standards. Since we are unable to demonstrate the U.S. good manufacturing practices compliance of the Russian-produced tablets, our use of those tablets in the Russian Phase 2 study means that this study, if positive, could be relied upon as a proof-of-concept study but not as a pivotal registration study.

Risks Related to Intellectual Property

Intellectual property protection for our product candidates is crucial to our business, and is subject to a significant degree of legal risk—particularly in the life sciences industry. The success of our business will depend in part on our obtaining and maintaining intellectual property protection—primarily patent protection—of our technologies and product candidates, as well as successfully defending these patents against third-party challenges. We and our potential future collaborators will only be able to protect our technologies and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us or our potential future collaborators to gain or keep our competitive advantage.

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Further, changes in either the patent laws or in interpretations of patent laws in the U.S. or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be granted or enforced in our patents or in third-party patents that we have licensed. For example:

•	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications or the pending patent applications of our licensors will result in issued patents;

•	our issued patents and future issued patents, or those of our licensors, may not provide a basis for commercially viable products, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties; and

•	we may not develop additional proprietary technologies or product candidates that are patentable.

Our existing and any future patent rights may not adequately protect any of our product candidates, which could prevent us from ever generating any revenues or profits. At December 31, 2005, we owned an issued patent in the U.S., Europe and Hong Kong, with claims covering the use of Dimebon and certain related compounds to treat neurodegenerative diseases, a corresponding patent application that is pending in Canada, and a continuation application that is pending in the U.S. We also own a pending patent application claiming the use of Dimebon and certain related compounds for anti-aging purposes, and we jointly own a pending patent application claiming the use of Dimebon and certain related compounds to treat Huntington’s disease. Additionally, we have an exclusive license to pending patent applications covering our MDV300 series compounds and their uses. Our MDV300 series compounds are not presently protected by any issued patents. We intend to prosecute or request that our licensors prosecute all pending patent applications that are owned or licensed by us in the U.S., Europe and any other jurisdiction we deem commercially attractive. However, we cannot guarantee that any of our pending or future patent applications will mature into issued patents, or that any issued patents will adequately protect our product candidates from competitors. For example, there is a large body of prior art, including multiple issued patents and published patent applications, disclosing molecules in the same chemical class as our MDV300 series compounds. Since our MDV300 series compounds include more than 160 specific molecules, we expect that some members of this series may not be patentable in light of this prior art, or may infringe the claims of patents presently issued or issued in the future. Furthermore, we also cannot guarantee that any of our present or future issued patents will not be challenged by third parties, or that they will withstand any such challenge.

If we are not able to obtain adequate protection for, or defend, the intellectual property position of our technologies and product candidates, then we may not be able to attract collaborators to acquire or partner our development programs. Further, even if we can obtain protection for and defend the intellectual property position of our product candidates, we or any of our potential future collaborators still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we and our potential future collaborators may not generate any revenues or profits from our product candidates.

We could become subject to litigation or other challenges regarding intellectual property rights, which could divert management attention, cause us to incur significant costs and prevent us from selling or using the challenged technology. In recent years, there has been significant litigation in the U.S. and elsewhere involving pharmaceutical patents and other intellectual property rights. In particular, generic pharmaceutical manufacturers have been very aggressive in attacking the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. If any of our present or future product candidates succeeds, we may face challenges to our existing or future patents. For example, in the prosecution of our issued U.S. patent claiming the use of Dimebon and certain related compounds to treat neurodegenerative diseases, the prior owners missed a filing deadline with the U.S. Patent & Trademark Office (PTO), which resulted in the patent application being deemed abandoned. The prior owners petitioned the PTO to revive the patent application alleging that missing the deadline was unintentional, and the PTO approved the petition and issued the patent. However, as with any other decision the PTO makes, this decision could be challenged in subsequent litigation in an attempt to invalidate this issued U.S. patent and any other U.S. patent that may issue based on the same patent application.

In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation, or a narrowing of the scope of, of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to litigate and resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

In addition, our patents and patent applications, or those of our licensors, could face other challenges, such as interference proceedings, opposition proceedings and re-examination proceedings. Any such challenge, if successful, could result in the invalidation of, or in a narrowing of the scope of, any such patents and patent applications. Any such challenges, regardless of their success, would likely be time-consuming and expensive to defend and resolve, and would divert management time and attention.

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

We may need to obtain licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated. From time to time we may be required to license technology from third parties to develop our existing and future product candidates. For example, in our industry there are a large number of issued patents and published patent applications with claims to treating diseases generically through use of any product that produces one or more biological activities—such as inhibiting a specific biological target. We are aware of several such issued patents relating to Alzheimer’s disease, and expect to continue to encounter such patents relating to other diseases targeted by our present and future product candidates. We have not conducted experiments to analyze whether, and we have no evidence that, any of our product candidates produces the specific biological activities covered in any of the issued patents or published patent applications of which we are presently aware. We have not sought to acquire licenses to any such patents. In addition, we have not yet developed final manufacturing processes for any of our product candidates, and any such processes that we develop may require licenses to third party technology. Should we be required to obtain licenses to any third-party technology, including any such patents based on biological activities or required to manufacture our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop any of our product candidates could cause us to abandon any related development efforts, which could seriously harm our business and operations.

We may become involved in disputes with potential future collaborators over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant impact on our business. Inventions discovered under research, material transfer or other such collaborative agreements may become jointly owned by us and the other party to such agreements in some cases, and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming, and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and scientific advisors generally have contractual rights to publish our data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.

Trade secrets may not provide adequate protection for our business and technology. We also rely on trade secrets to protect our technology, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our or our potential collaborators’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods or know-how, it will be more difficult for us to enforce our rights and our business could be harmed.

Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value. The market prices for our securities and those of other life sciences companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this Report, may have a significant impact on the market price of our common stock:

•	the receipt or failure to receive the additional funding necessary to conduct our business;

•	the progress and success of preclinical studies and clinical trials of our product candidates conducted by us or our future collaborative partners or licensees, if any;

•	selling by large stockholders;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning any future collaborations;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

We do not intend to pay regular dividends on our common stock for the foreseeable future. We do not expect for the foreseeable future to pay regular dividends on our common stock. If and when we ever receive proceeds from the sale or partnership of any of our programs, and depending on our then-current capital needs, we will consider returning transaction proceeds to our investors through special dividends or stock repurchases. However, any future determination to pay dividends on or repurchase shares of our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our success in completing sales or partnerships of our programs, our results of operations, financial condition, capital requirements, contractual restrictions and applicable law.

Our principal stockholders exert substantial influence over us and may exercise their control in a manner adverse to your interests. Certain stockholders and their affiliates own a substantial amount of our outstanding common stock. Please refer to “Security Ownership of Certain Beneficial Owners and Management” for more information. These stockholders may have the power to direct our affairs and be able to determine the outcome of certain matters submitted to stockholders for approval. Because a limited number of persons controls us, transactions could be difficult or impossible to complete without the support of those persons. Subject to applicable law, it is possible that these persons will exercise control over us in a manner adverse to your interests.

Item 7. Financial Statements.

FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm of Medivation, Inc.	40

Consolidated Balance Sheet as of December 31, 2005	41

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004, and for the period from inception (September 4, 2003) to December 31, 2005	42

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, and for the period from inception (September 4, 2003) to December 31, 2005	43

Consolidated Statements of Stockholders’ Equity for the period from inception (September 4, 2003) to December 31, 2005	44

Notes to Consolidated Financial Statements	45

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Medivation, Inc.

San Francisco, California

We have audited the consolidated balance sheet of Medivation, Inc. and subsidiaries (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005 and for the period from September 4, 2003 (inception) to December 31, 2005. These financial statements are the responsibility of Medivation, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medivation, Inc. and subsidiaries (a development stage company) as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 and for the period from September 4, 2003 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

February 24, 2006

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

Dec. 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$4,583,934
Short-term investments	8,258,924
Prepaid expenses and other current assets	293,495

Total current assets	13,136,353

Property and equipment (net of accumulated depreciation of $219)	$8,544
Intellectual property (net of accumulated amortization of $14,547)	136,353

TOTAL ASSETS	$13,281,250

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Liquidated damages payable:
To related party	$16,120
To other parties	256,379
Accounts payable	1,175,297
Taxes payable	7,625
Series A redeemable preferred stock	11,000

Total current liabilities	1,466,421

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $.01 par value per share; 50,000,000 shares authorized; 22,075,911 shares issued and outstanding	220,759
Additional paid-in capital	26,444,599
Deferred compensation	(1,757,366)
Deficit accumulated during the development stage	(13,093,163)

Total stockholders’ equity	11,814,829

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,281,250

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended Dec. 31,		Inception (Sep. 4, 2003) to Dec. 31, 2005
	2005	2004
Operating expenses:
General and administrative:
Payroll	$400,248	$303,122	$778,833
Consulting and other professional fees	848,758	455,722	1,340,635
Other general and administrative	749,994	303,173	1,117,164

Total general and administrative	$1,999,000	$1,062,017	$3,236,632
Research and development:
Payroll	$477,233	$239,921	$777,052
Consulting and other professional fees	1,233,536	473,328	1,826,604
Preclinical and clinical studies	3,338,742	795,528	4,165,269
Other research and development	252,775	104,792	364,252

Total research and development	$5,302,286	$1,613,569	$7,133,177
Stock-based compensation	1,113,236	109,265	1,222,501

Total operating expenses	$8,414,522	$2,784,851	$11,592,310

Loss from operations	$(8,414,522)	$(2,784,851)	$(11,592,310)

Other expenses (income):
Interest expense (income)	$(209,785)	$70,191	$(131,082)
Warrants issued to related party guarantors	—	17,505	17,505
Liquidated damages expense:
To related parties	1,102,530	—	1,102,530
To other parties	507,900	—	507,900

Total other expenses (income)	$1,400,645	$87,696	$1,496,853

Loss before provision for income taxes	$9,815,167	$2,872,547	$13,089,163

Provision for income taxes	2,400	1,600	4,000

Net loss	$9,817,567	$2,874,147	$13,093,163

Basic and diluted loss per share	$0.70	$7.82	$2.13

Weighted average common shares outstanding	13,936,629	367,496	6,144,464

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended Dec. 31,		Inception (Sep. 4, 2003) to Dec. 31, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(9,817,567)	$(2,874,147)	$(13,093,163)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of intellectual property	—	75,000	75,000
Depreciation and amortization	8,494	5,940	14,766
Stock-based compensation	1,113,235	109,265	1,222,501
Liquidated damages accrued:
To related parties	1,102,530	—	1,102,530
To other parties	507,900	—	507,900
Liquidated damages paid:
To related parties	(1,086,410)	—	(1,086,410)
To other parties	(251,521)	—	(251,521)
Warrants issued to related party guarantors	—	17,505	17,505
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	11,563	(292,498)	(288,645)
Accounts payable	801,503	351,655	1,176,938
Other current liabilities	5,566	(6,139)	9,551

Net cash provided by (used in) operating activities	(7,604,707)	(2,613,419)	(10,593,048)

Cash flows from investing activities:
Medivation cash balances at closing of December 2004 merger	—	1,928,839	1,928,839
Purchase of short-term investments	(20,124,804)	—	(20,124,804)
Maturities of short-term investments	12,000,000	—	12,000,000
Accrued interest on short-term investments	(134,120)	—	(134,120)
Purchase of intellectual property	—	(200,000)	(225,000)
Purchase of property and equipment	(8,763)	—	(8,763)

Net cash provided by (used in) investing activities	(8,267,687)	1,728,839	(6,563,848)

Cash flows from financing activities:
Issuance of Series B preferred stock	—	—	1,800
Issuance of convertible notes:
To related party	—	250,000	1,250,000
To other party	—	600,000	600,000
Principal repayment on notes held by related party	—	(595,861)	(595,861)
Issuance of common stock in the December 2004 financing	—	10,700,270	10,700,270
Issuance of common stock in the December 2005 financing	10,452,925	—	10,452,925
Offering costs payable in cash	(689,227)	—	(689,227)
Class B warrant exercises	20,563	—	20,563
Stock option exercises	360	—	360

Net cash provided by (used in) financing activities	9,784,621	10,954,409	21,740,830

Net increase (decrease) in cash	(6,087,773)	10,069,829	4,583,934
Cash at beginning of period	10,671,707	601,878	—

Cash at end of period	$4,583,934	$10,671,707	$4,583,934

Cash paid for interest to related party	$—	$26,859	$26,859

Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of convertible notes (including accrued interest):
To related party	$—	$688,955	$688,955
To other party	—	610,776	610,776
Shares issued to purchase intellectual property	—	—	900
Shares issued for placement agent services in the December 2004 financing	—	969,834	969,834
Warrants issued for placement agent services in the December 2004 financing	—	633,149	633,149
Revaluation of warrant liability	1,293,268	—	1,293,268

	$1,293,268	$2,902,714	$4,196,882

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

INCEPTION (SEP. 4, 2003) TO DEC. 31, 2005

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION	ACCUMULATED (DEFICIT)	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balances at inception (September 4, 2003)	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	(401,449)	(401,449)

Balances at December 31, 2003	—	—	—	—	(401,449)	(401,449)

Common stock issued for:
Cash in the December 2004 financing	6,903,399	69,034	10,631,236	—	—	10,700,270
Debt conversion in the December 2004 financing:
To related party	444,487	4,445	684,509	—	—	688,954
To other party	394,049	3,940	606,836	—	—	610,776
Placement agent services in the December 2004 financing	625,699	6,257	963,577	—	—	969,834
Offering expenses	—	—	(1,602,981)	—	—	(1,602,981)
Warrants issued to related party guarantors	—	—	17,505		—	17,505
Stock-based compensation expense	—	—	109,265	—	—	109,265
December 2004 merger:						—
Elimination of retained earnings	—	—	(422,120)	—	—	(422,120)
Common stock outstanding before December 2004 merger	1,213,507	12,135	2,282,231	—	—	2,294,366
						—
Net loss	—	—	—	—	(2,874,147)	(2,874,147)

Balances at December 31, 2004	9,581,141	$95,811	$13,270,058	$—	$(3,275,596)	10,090,273

Common stock issued for:
Conversion of Series B preferred stock	6,638,490	66,385	(63,685)	—	—	2,700
Cash in the December 2005 financing	5,635,000	56,350	10,396,575	—	—	10,452,925
Cash upon exercise of Class B warrants	203,300	2,033	23,379	—	—	25,412
Cash upon exercise of stock options	17,980	180	180	—	—	360
Offering expenses	—	—	(689,227)	—	—	(689,227)
Stock-based deferred compensation	—	—	2,104,932	(2,104,932)	—	—
Stock-based compensation expense	—	—	765,669	347,566	—	1,113,235
Reclassification of warrant liability to equity	—	—	633,149	—	—	633,149
Adjustments related to December 2004 merger	—	—	3,569	—		3,569
						—
Net loss	—	—	—	—	(9,817,567)	(9,817,567)

Balances at December 31, 2005	22,075,911	$220,759	$26,444,599	$(1,757,366)	$(13,093,163)	$11,814,829

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1. DESCRIPTION OF BUSINESS AND CORPORATE STRUCTURE

Medivation, Inc. (Medivation or the Company), together with its operating subsidiaries, is a life sciences company based in San Francisco, California. The Company’s corporate strategy is to acquire, develop and sell or partner biomedical technologies in the early-development stage of the research and development process—the stage beginning with the identification of a specific biomedical product candidate with a demonstrated scientific rationale for further development, and ending upon the completion of Phase 2 clinical trials designed to provide evidence of potential safety and efficacy in patients. The Company’s portfolio presently consists of three active development programs, all of which are small molecule drugs: Dimebon for the treatment of Alzheimer’s disease; Dimebon for the treatment of Huntington’s disease; and the MDV300 Series compounds for the treatment of hormone-refractory prostate cancer. The Company also is evaluating other early-development stage biomedical technologies for potential acquisition.

The Company presently has two operating subsidiaries—Medivation Neurology, Inc. (MNI), which was incorporated in Delaware on September 4, 2003 to acquire and develop the Dimebon technology for Alzheimer’s disease and Huntington’s disease, and Medivation Prostate Therapeutics, Inc. (MPT), which was incorporated in Delaware on June 30, 2005 to acquire and develop the MDV300 Series technology for hormone-refractory prostate cancer.

2. THE MERGER

(a) Description of the Merger

MNI became a wholly-owned subsidiary of the Company pursuant to a merger on December 17, 2004 (the Merger). Pursuant to the Merger, the issued and outstanding shares of common stock of MNI were converted into an aggregate of 331,925 shares of the Company’s Series B Preferred Stock, and Medivation’s pre-Merger cash balances of approximately $1,929,000 became available to fund the ongoing operations of the combined Company. On May 20, 2005, the Series B Preferred Stock issued in the Merger converted into an aggregate of 6,638,490 shares of the Company’s Common Stock. Following the Merger, the business conducted by the Company is the business conducted by MNI prior to the Merger.

(b) Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse merger under generally accepted accounting principles. Therefore: (1) the consolidated financial statements of the Company for periods prior to December 17, 2004 reflect only the operations of MNI, and (2) the consolidated financial statements present the previously issued shares of Series A Redeemable Preferred Stock and Common Stock of the Company as having been issued pursuant to the Merger on December 17, 2004, and the shares of Company Common Stock issued to the former MNI stockholders pursuant to the Merger as having been outstanding since MNI’s inception (September 4, 2003). No goodwill or other intangible asset was recorded as a result of the Merger.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

The consolidated financial statements incorporate the accounts of Medivation and its operating subsidiaries MNI and MPT. All significant inter-company transactions have been eliminated in consolidation.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(b) Development Stage Company

For the period from inception (September 4, 2003) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward developing its proprietary technologies. The Company has experienced net losses since its inception and had an accumulated deficit of $13,093,163 at December 31, 2005. Such losses and accumulated deficit resulted from the Company’s absence of revenue and significant costs incurred in the development of the Company’s proprietary technologies. The Company expects to incur substantial losses as it continues its research and development activities, particularly the conduct of clinical trials.

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

(d) Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2005, cash and cash equivalents consisted of $4,583,934 in cash and money market securities. The Company deposits cash and cash equivalents with high credit quality financial institutions and is insured to the maximum limitations. The Company and its operating subsidiaries presently maintain checking and money market accounts at Bank of America and Wells Fargo. Cash and cash equivalents held in these accounts totaled $150,134 at December 31, 2005, and are insured by the Federal Deposit Insurance Corporation up to a maximum of $100,000. The Company also maintains a brokerage account at Bank of America, with a cash and cash-equivalent balance of $4,433,800 at December 31, 2005. Deposits in this account are insured by the Securities Investor Protection Corporation up to a maximum of $500,000 (including cash claims limited to $100,000).

(e) Short-Term Investments Held to Maturity

The Company considers all highly liquid investments purchased with an original maturity of more than three months but no longer than twelve months to be short-term investments. See Note 4.

(f) Property and Equipment

Property and equipment purchases are recorded at cost. Repairs and maintenance costs are expensed in the period incurred. Items of property and equipment with costs greater than $5,000 are capitalized and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Estimated Useful Life
Office equipment and furniture	3 years
Laboratory equipment	5 years
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

(g) Intellectual Property

The cost of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, is charged to research and development expense as incurred in situations where we have not identified an alternative future use for the acquired rights, and is capitalized in situations where we have identified an alternative future use. Capitalized costs are amortized over the life of the applicable intellectual property right. Legal and other costs of prosecuting and maintaining intellectual property rights are expensed as incurred.

(h) Impairment or Disposal of Long-lived Assets

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

(i) Research and Development

Research and development costs are charged to expense when incurred.

(j) Stock Based Compensation; Adoption of SFAS 123R

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

(k) Income Taxes

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

(l) Loss per Common Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following potential common shares outstanding at December 31, 2005 have been excluded from the computation of diluted net loss per share for the years ended December 31, 2005 and 2004, and for the period from inception (September 4, 2003) to December 31, 2005, because they are antidilutive:

Warrants	824,491
Options	1,550,200

TOTAL	2,374,691

(m) Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). The statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB 25 and SFAS 123. The Company adopted SFAS 123(R) effective January 1, 2005. The application of SFAS 123(R) to stock-based compensation awards granted by the Company prior to January 1, 2005, all of which were granted to consultants, did not require any retroactive changes to the Company’s financial statements for prior periods.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of No monetary Assets” (SFAS 153) an amendment to APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB 29). SFAS 153 eliminates certain differences in the guidance in APB 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to APB 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which clarifies the meaning of the term conditional asset retirement obligation as used in SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143) and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN 47 to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) an amendment to APB Opinion No. 20, “Accounting Changes” (APB 20), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS 3) though SFAS 154 carries forward the guidance in APB 20 and SFAS 3 with respect to accounting for changes in estimates, changes in reporting entity, and the

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

correction of errors. SFAS 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. Management does not expect the adoption of SFAS 154 to have a material impact upon the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management does not expect the adoption of SFAS 155 to have a material impact on the Company’s financial statements.

4. SHORT-TERM INVESTMENTS HELD TO MATURITY

The Company accounts for its short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2005, short-term investments consisted of Federal Home Loan Bank securities purchased in December 2005 with maturities in March, June and September 2006. The Company has accounted for these investments as held-to-maturity since it has the positive intent and ability to hold them to maturity, and thus has recorded them at their amortized cost basis of $8,258,924 in its financial statements at December 31, 2005. At December 31, 2005, the estimated fair value of these securities was $8,249,438, resulting in a gross unrealized holding loss of $9,486.

5. PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consisted of laboratory equipment purchased in November 2005 for $8,763, which is being depreciated on a straight-line basis over its estimated useful life of five years. Depreciation expense in the years ended December 31, 2005 and 2004, and in the period from inception (September 4, 2003) to December 31, 2005, were $219, $0 and $219, respectively.

6. INTELLECTUAL PROPERTY

At December 31, 2005, intellectual property consisted of patents and patent applications acquired from third parties. Cash purchases of patent rights totaled $0, $200,000 and $225,000, respectively, for the years ended December 31, 2005 and 2004, and for the period from inception (September 4, 2003) to December 31, 2005. This intellectual property is being amortized over periods ranging from 156 months to 248 months. Amortization expense on the Company’s intellectual property was $8,275, $5,940 and $14,547, respectively, for the years ended December 31, 2005 and 2004, and for the period from inception (September 4, 2003) to December 31, 2005. Estimated aggregate amortization expense on the Company’s intellectual property is $8,274 per year for each of the five subsequent fiscal years. In the year ended December 31, 2004, the Company wrote off $75,000 of its historical patent acquisition costs to reflect management’s decision to stop work on a patent application unrelated to Dimebon and the MDV300 Series compounds.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

7. STOCKHOLDERS’ EQUITY

(a) Common Stock

On December 15, 2005, the Company issued 5,635,000 shares of its Common Stock in an underwritten public offering at a price-to-public of $2.00 per share (the 2005 Offering), raising net proceeds of $10,452,925. Legal, accounting, printing, travel and other costs related to the 2005 Offering, in the aggregate amount of $689,227, were charged to additional-paid-in-capital in the quarter ended December 31, 2005.

In the year ended December 31, 2005, the Company issued an aggregate of 203,300 shares of Common Stock upon the exercise of outstanding Class B Warrants, for an aggregate exercise price of $25,413. At December 31, 2005, $20,563 of this amount had been received by Medivation, and the remainder was recorded as a receivable. The remaining 22,200 Class B Warrants expired unexercised in December 2005.

On December 17, 2004, the Company issued 7,741,935 shares of its Common Stock in a private placement to accredited investors at a price of $1.55 per share (the 2004 Offering), 6,903,399 of which were sold for cash, generating $10,700,270 in gross proceeds. The remaining 838,536 shares were issued in exchange for cancellation of outstanding bridge notes of MNI, in the aggregate amount of $1,299,731, which were assumed by the Company in the Merger. Medivation also issued an aggregate of 625,699 shares of its Common Stock to two investment banking firms as partial compensation for placement agent services provided in connection with the 2004 Offering. The cost of these shares, in the aggregate amount of $969,834, was offset against additional paid-in-capital in the year ended December 31, 2004.

(b) Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. The Company has outstanding 110 shares of Series A Redeemable Preferred Stock, which it issued for an aggregate purchase price of $11,000. The Series A Redeemable Preferred Stock is non-voting and does not bear dividends. The right of the holders of the Series A Redeemable Preferred Stock to convert their shares into Common Stock expired unexercised in December 2005. The Series A Redeemable Preferred Stock is redeemable at any time, at the option of the holders thereof, for a redemption price equal to its original purchase price. Because of this redemption feature, the Series A Redeemable Preferred Stock is reflected as a liability on the consolidated financial statements. No other preferred stock of the Company is outstanding.

(c) Warrants Issued to Related Parties

On November 16, 2004, MNI issued warrants to purchase its equity securities to David Hung, its President and Chief Executive Officer and a member of its Board of Directors, and to Patrick Machado, its Senior Vice President and Chief Financial Officer, in return for their agreement to guarantee up to $100,000 of legal fees incurred by MNI related to the Merger. These warrants were assumed by Medivation in the Merger and became exercisable to purchase an aggregate of 12,904 shares of the Company’s Common Stock at a price of $1.55 per share. The fair value of these warrants in the amount of $17,505 (based on the Black-Scholes option pricing model and the following assumptions: stock price of $1.55; historical volatility of 90%; risk free rate of approximately 4.5%; dividend yield of 0%; and warrant life of 10 years) was recorded as an expense in the statement of operations for the year ended December 31, 2004.

In October 2003 and April 2004, MNI issued warrants to Dara Biosciences, Inc. (Dara) in connection with bridge loans in the aggregate principal amount of $1,250,000 extended by Dara to MNI. See Note 11. At the time

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

these warrants were granted, Dara owned approximately 33% of the outstanding voting stock of MNI. The warrants were exercisable to purchase shares of the class of equity securities issued by MNI in its next equity financing at the same price per share as paid by investors in that equity financing. Using the Black-Scholes option pricing model and the following assumptions as of the dates these warrants were issued—stock price of $0.0004; historical volatility of 90%; risk free rate of approximately 4.5%; dividend yield of 0%; and warrant life of 10 years—the warrants were assigned no value. The warrants were assumed by the Company in the Merger, and became exercisable to purchase an aggregate of 161,290 shares of Common Stock at an exercise price of $1.55 per share. The warrants expire in 2013 and 2014.

(d) Other Warrants

On December 17, 2004, Medivation issued warrants to an investment banking firm in return for placement agent services provided in connection with the 2004 Offering. These warrants cover the purchase of an aggregate of 572,878 shares of Common Stock at a price of $1.55 per share, and expire on December 17, 2009. At December 17, 2004, the fair value of these warrants was $633,149 (based on the Black-Scholes option pricing model and the following assumptions: stock price of $1.55; historical volatility of 90%; risk free rate of 3.59%; dividend yield of 0%; and warrant life of 5.0 years). This fair value was reclassified as equity in 2005 in accordance with Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” since the Company determined it had sufficient authorized shares to issue upon exercise of the warrants.

At December 31, 2005, the Company also had outstanding warrants to purchase an aggregate of 77,419 shares of its Common Stock at an exercise price of $1.55 per share, expiring in 2014. These warrants were issued by MNI to a provider of financing prior to the Merger, and were assumed by Medivation in the Merger.

(e) Medivation Equity Incentive Plan

The Medivation 2004 Equity Incentive Plan (the Medivation Equity Incentive Plan), which is stockholder-approved, provides for the issuance of options and other equity-based awards, including restricted stock and stock appreciation rights, covering up to 3,000,000 shares of Medivation’s common stock. Shares issued upon exercise of equity-based awards are new shares that have been reserved for issuance under the plan. The Medivation Equity Incentive Plan is administered by our board of directors, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Medivation Equity Incentive Plan cannot exceed ten years. Options generally have an exercise price equal to the fair market value of our common stock on the grant date, and generally vest over a period of four years. The options may contain an early exercise feature, pursuant to which the optionee may exercise the option before it has vested. However, so long as an option remains unvested, all shares purchased upon early exercise remain subject to repurchase by Medivation at the option exercise price if the optionee’s service with Medivation terminates. For purposes of the following disclosures, early exercise options are not considered to have been exercised, or to be exercisable, until this repurchase right has lapsed. In addition, all outstanding awards under the Medivation Equity Incentive Plan will accelerate and become immediately exercisable upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan.

Medivation recorded stock-based compensation expense of $1,113,236, $109,265 and $1,222,501, respectively, in the years ended December 31, 2005 and 2004, and in the period from inception (September 4, 2003) to December 31, 2005.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Options granted to employees and non-employee directors are recorded as deferred compensation at their grant-date fair value, and expensed over the remaining vesting periods of the options. At December 31, 2005, deferred compensation not yet recognized as expense totaled $1,757,366 and will be expensed over a weighted-average remaining vesting period of 3.4 years. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” options granted to consultants are valued at their respective measurement dates, and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, Medivation will revalue the associated options and recognize additional expense based on their then-current fair values.

Medivation estimates the fair value of each option award using the Black-Scholes option valuation model and the assumptions noted in the following table. Expected volatility is based on the historical volatility of Medivation’s common stock since January 1, 2005, the beginning of the first quarter following the acquisition of Medivation’s current business operations on December 17, 2004. Given Medivation’s limited option history to date, options issued to employees, directors and consultants are estimated to remain outstanding for 10, 7 and 5 years, respectively. These estimates will be reviewed and revised as appropriate in future periods to reflect actual option exercise and forfeiture data. The risk-free rate is equal to U.S. Treasury security rates for the applicable terms.

	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004
Expected volatility	70–90%	90%
Weighted-average expected volatility	80%	90%
Expected dividends	0%	0%
Expected term (in years)	3.5–10.0	9.5
Risk-free rate	3.73–4.52%	4.21–4.57%

A summary of the stock option activity under the Medivation Equity Incentive Plan during the year ended December 31, 2005 is presented below.

	Year Ended Dec. 31, 2005
	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	616,556	$0.85
Granted	1,074,692	$3.36
Exercised	17,980	$0.02
Forfeited	123,068	$2.11
Outstanding at end of year	1,550,200	$2.50

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

At December 31, 2005, the total outstanding, and the total exercisable, options under the Medivation Equity Incentive Plan were as follows:

	Number Outstanding at Dec. 31, 2005	Weighted- Average Exercise Price	Weighted- Average Estimated Remaining Life	Aggregate Intrinsic Value
Total outstanding options	1,550,200	$2.50	6.0 years	$66,034
Total exercisable options	266,063	$1.50	3.9 years	$277,991

The weighted-average grant-date fair value of options granted during the years ended December 31, 2005 and 2004, and during the period from inception (September 4, 2003) to December 31, 2005, was $2.66 per share, $1.30 per share and $2.17 per share, respectively. For purposes of valuing options granted in 2004, historical volatility was assumed to be the same as in the first quarter of 2005 (90%) and the stock price was assumed to be the December 17, 2004 market price of $1.55 per share. Further information regarding the value of options vested and exercised during the years ended December 31, 2005 and 2004, and during the period from inception (September 4, 2003) to December 31, 2005, is set forth below.

	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004	Inception (Sep. 4, 2003) to Dec. 31, 2005
Fair value of options vested during period	$520,001	$—	$520,001
Intrinsic value of options exercised during period	$53,580	$—	$53,580

8. THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

(a) Medivation Neurology, Inc.

At December 31, 2005, Medivation owned all of the issued and outstanding stock of its operating subsidiary MNI, and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

(b) Medivation Prostate Therapeutics, Inc.

At December 31, 2005, Medivation owned all 1,212,673 shares of the issued and outstanding stock of its operating subsidiary MPT, and is entitled to receive one additional share for each dollar that Medivation invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its Common Stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan (the MPT Equity Incentive Plan). At December 31, 2005, one option was outstanding under the MPT Equity Incentive Plan. This option, which was issued to the licensor of MPT’s hormone-refractory prostate cancer technology, is exercisable without cash payment for 150,000 shares of MPT Common Stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events including a sale of MPT, a public offering of MPT’s Common Stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” no expense will be recognized with respect to this option unless and until such a liquidity event occurs.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

9. LIQUIDATED DAMAGES TO RELATED AND OTHER PARTIES

The registration rights agreement between the Company and investors in the 2004 Offering provided for liquidated damages to each investor equal to 1.5% per month of its investment amount if the registration statement was not declared effective by the Securities and Exchange Commission by March 31, 2005. The registration statement was not declared effective until May 16, 2005. In addition, for reasons outside its control, the Company was unable to include in the registration statement an aggregate of 4,040,616 shares purchased by certain investors the Offering (the excluded shares). The registration rights agreement did not specify how long liquidated damages would continue to accrue on the excluded shares. In December 2005, the Company signed settlement agreements with holders of 86% of the excluded shares, pursuant to which the holders agreed to settle their claims in return for liquidated damages payments determined in accordance with a negotiated formula. The Company signed settlement agreements with the remaining holders of excluded shares in the first quarter of 2006.

In the year ended December 31, 2005, the Company recorded aggregate liquidated damages of $1,610,430 to investors in the 2004 Offering, including related party investors, as follows:

Liquidated Damages Attributable to:	Related Party Investors	Other Investors	Total
The delay in effectiveness of the registration statement	$94,852	$181,148	$276,000
The inability to register the excluded shares	$1,007,678	$326,752	$1,334,430

	$1,102,530	$507,900	$1,610,430

The related party investors consist of an institutional investor that owned more than 10% of the outstanding voting stock of Medivation at December 31, 2005, and a corporate investor that is wholly-owned by a member of Medivation’s Board of Directors. The formulas used to calculate the liquidated damages payable to the related party investors were identical to those used to calculate the liquidated damages payable to all other investors.

The Company paid an aggregate of $1,337,931 of the accrued liquidated damages in the year ended December 31, 2005, and at year end the remaining $272,499 remained payable, as follows:

Liquidated Damages	Related Party Investors	Other Investors	Total
Paid in the year ended December 31, 2005	$1,086,410	$251,521	$1,337,931
Remaining payable at December 31, 2005	$16,120	$256,379	$272,499

	$1,102,530	$507,900	$1,610,430

The remaining $272,499 was paid in the first quarter of 2006.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

10. INCOME TAXES

The tax effects of temporary differences which give rise to the deferred tax provisions at December 31, 2005 consisted of the following:

Deferred tax assets
Net operating loss carryforward	$4,488,130
Warrant-based compensation	531,231
Depreciation, amortization and other	23,971
State tax—deferred	(341,051)
Research & development credit	(64,000)
Less valuation allowance	(4,638,281)

Net deferred tax assets	$—

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the years ended December 31, 2005 and December 31, 2004:

	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004
Current
Federal	$—	$—
State	2,400	1,600

Deferred
Federal	—	—
State	—	—

	$2,400	$1,600

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2005 and December 31, 2004 as follows:

	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State taxes (net of federal benefit)	(4.6)%	(3.0)%
Nondeductible expenses	5.6%	0.0%
Other	(1.4)%	(1.8)%
Change in valuation allowance	34.4%	38.8%

Total	0.0%	0.0%

The valuation allowance increased by $3,374,550 and $1,115,982 during the years ended December 31, 2005 and December 31, 2004, respectively. The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability of the Company and has been offset by a valuation allowance since management does not believe the recoverability of this deferred tax asset during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit for the year ended December, 31, 2005 has not been recognized in these financial statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

At December 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $10,485,892 and $10,440,348, respectively. The net operating loss carryforwards begin expiring in 2022 and 2012, respectively. The usage of net operating losses generated prior to 2005 of approximately $3,395,000 and $3,352,000 for federal and state tax purposes, respectively, are subject to limitations due do the occurrence of an ownership change as defined under IRC Section 382. At December 31, 2005, the Company has research credits of approximately $32,000 for both federal and state tax purposes which begin to expire in 2025.

11. CONVERTIBLE NOTE TRANSACTIONS WITH RELATED PARTY

In October 2003 and April 2004, Dara Biosciences, Inc. (Dara) extended convertible bridge loans in the aggregate principal amount of $1,250,000 to MNI. Dara also received warrants in return for making these loans. See Note 7(c). At the time these loans were made, Dara owned approximately 33% of the outstanding voting stock of MNI. Principal plus accrued interest on these loans in the amount of $688,955 was converted into Medivation Common Stock in the December 2004 Financing at a conversion price of $1.55 per share. The remaining outstanding principal plus accrued interest of $622,720 was repaid in December 2004.

12. COMMITMENTS AND CONTINGENCIES

The Company leases a single office facility in San Francisco, California under a non-cancelable operating lease that expires in March 2006. Total rent expense under this lease in the years ended December 31, 2005 and 2004, and in the period from inception (September 4, 2003) to December 31, 2005, were $59,761, $60,086 and $127,289, respectively. Future lease payments under this lease at December 31, 2005 are $18,606.

In January 2006, the Company signed a non-cancelable operating lease for a new office facility in San Francisco, California. The term of this lease runs for a period of five years following the initial occupancy date, which is expected to occur in April 2006. Total future lease payments under this lease are $750,794, plus annual operating cost escalations, as follows:

2006	$79,371
2007	148,890
2008	154,562
2009	160,234
2010	165,906
2011	41,831

Total	$750,794

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information to be provided under the captions “Management” and “Election of Directors”, each to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 9, are hereby incorporated by reference in this Item 9; and the information to be provided under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, to be contained in the Definitive Proxy Statement and required to be disclosed pursuant to Section 16(a) of the Exchange Act, is also hereby incorporated by reference in this Item 9.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The code of business conduct and ethics is attached as an exhibit to this Report and is also available on our corporate website (www.medivation.com).

Item 10. Executive Compensation.

The information to be provided under the caption “Compensation of Directors and Executive Officers”, to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 10, is hereby incorporated by reference in this Item 10.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be provided under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management”, each to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 11, are hereby incorporated by reference in this Item 11.

Item 12. Certain Relationships and Related Transactions.

The information to be provided under the caption “Certain Relationships and Related Transactions”, to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 12, is hereby incorporated by reference in this Item 12.

Item 13. Exhibits.

Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 000-20837.

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger dated as of December 17, 2004, by and among the Orion Acquisition Corp. II, Medivation Acquisition Corp. and Medivation, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Medivation, Inc. (formerly Orion Acquisition Corp. II) filed on December 20, 2004).

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

Exhibit No.	Exhibit Description
3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.2	Bylaws of Medivation, Inc. (formerly Orion Acquisition Corp. II), together with all amendments and restatements thereto (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (File No. 333-03252)).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

9.1(a)	Voting Agreement by and between Orion Acquisition Corp. II and David T. Hung, M.D., dated as of December 17, 2004 (incorporated by reference to Exhibit 9.1(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

9.1(b)	Voting Agreement by and between Orion Acquisition Corp. II and C. Patrick Machado, dated as of December 17, 2004 (incorporated by reference to Exhibit 9.1(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

9.1(c)	Voting Agreement by and between Orion Acquisition Corp. II and Dara BioSciences, Inc., dated as of December 17, 2004 (incorporated by reference to Exhibit 9.1(c) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

9.1(d)	Voting Agreement by and between Orion Acquisition Corp. II and Selena Pharmaceuticals, Inc., dated as of December 17, 2004 (incorporated by reference to Exhibit 9.1(d) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

9.1(e)	Voting Agreement by and between Orion Acquisition Corp. II and the following investors: Joseph F. Barletta; Steven R. Becker; John Braniff; Bushido Capital Master Fund, LP; Cimarron Overseas Equity Master Fund LP; R. L. Clarkson; Richard D. Clarkson; Richard L. Clarkson, f/b/o Lucille S. Ball; Edgewater Ventures; Robert Charles Friese; Gamma Opportunity Capital Partners, LP; Joseph J. Grano, Jr.; Joel T. Leonard Trust, dated October 25, 1994; John A. Raiser Irrevocable Trust, dated March 2, 1998; Shon Kwong & Laura Micek; Lewin Investments LLC; D. Clay & Elissa McCollor; Greg J. Micek, guardian for Alexandria L. Micek; Greg J. Micek, guardian for Gregory J. Micek, Jr.; John Micek, custodian for Gabriel Micek UTMA CA; John Micek, custodian for Jordan Micek UTMA CA; John Micek, custodian for Peter Micek UTMA CA; John III Micek; Maurice Micek; Maurice Micek, custodian for Andrew Micek UGMA NE; Maurice Micek, custodian for Benjamin Micek UGMA NE; Edward Negley; Steven O’Kuhn; ProMed Offshore Fund II, Ltd.; ProMed Offshore Fund, Ltd.; ProMed Partners II, LP; ProMed Partners LP; Arthur Shartsis; Silicon Prairie Partners, LP; Special Situations Cayman Fund, L.P.; Special Situations Fund III, L.P.; Special Situations Private Equity Fund, L.P.; Jeff & Jean Stroud, JTWROS; James Patrick Tierney; Topix, Inc.; Trust Under Will of A. Wilfred May, dated November 11, 1969; TTC Private Equity Partners LLC; Cedric Vanzura; Walker Smith Capital (QP), LP; Walker Smith Capital, LP; Walker Smith International Fund, Ltd; Melvyn Weiss; WS Opportunity Fund (QP), LP; WS Opportunity Fund Intl. Ltd.; WS Opportunity Fund, LP; Steven L. Zelinger; Anthony DiGiandomenico; and Gregory Bailey, dated as of December 17, 2004 (incorporated by reference to Exhibit 9.1(e) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.1(a)	Lock-Up Agreement by and between Orion Acquisition Corp. II and David T. Hung, M.D., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.1(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

Exhibit No.	Exhibit Description
10.1(b)	Lock-Up Agreement by and between Orion Acquisition Corp. II and C. Patrick Machado, dated as of December 17, 2004 (incorporated by reference to Exhibit 10.1(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.1(c)	Lock-Up Agreement by and between Orion Acquisition Corp. II and Dara BioSciences, Inc., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.1(c) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.1(d)	Lock-Up Agreement by and between Orion Acquisition Corp. II and Selena Pharmaceuticals, Inc., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.1(d) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(a)	Purchase Agreement by and among Orion Acquisition Corp. II and the following investors: Dara BioSciences, Inc.; Joseph F. Barletta; Steven R. Becker; John Braniff; Bushido Capital Master Fund, LP; Cimarron Overseas Equity Master Fund LP; R. L. Clarkson; Richard D. Clarkson; Richard L. Clarkson, f/b/o Lucille S. Ball; Edgewater Ventures; Robert Charles Friese; Gamma Opportunity Capital Partners, LP; Joseph J. Grano, Jr.; Joel T. Leonard Trust, dated October 25, 1994; John A. Raiser Irrevocable Trust, dated March 2, 1998; Shon Kwong & Laura Micek; Lewin Investments LLC; D. Clay & Elissa McCollor; Greg J. Micek, guardian for Alexandria L. Micek; Greg J. Micek, guardian for Gregory J. Micek, Jr.; John Micek, custodian for Gabriel Micek UTMA CA; John Micek, custodian for Jordan Micek UTMA CA; John Micek, custodian for Peter Micek UTMA CA; John III Micek; Maurice Micek; Maurice Micek, custodian for Andrew Micek UGMA NE; Maurice Micek, custodian for Benjamin Micek UGMA NE; Edward Negley; Steven O’Kuhn; ProMed Offshore Fund II, Ltd.; ProMed Offshore Fund, Ltd.; ProMed Partners II, LP; ProMed Partners LP; Arthur Shartsis; Silicon Prairie Partners, LP; Jeff & Jean Stroud, JTWROS; James Patrick Tierney; Topix, Inc.; Trust Under Will of A. Wilfred May, dated November 11, 1969; TTC Private Equity Partners LLC; Cedric Vanzura; Walker Smith Capital (QP), LP; Walker Smith Capital, LP; Walker Smith International Fund, Ltd; Melvyn Weiss; WS Opportunity Fund (QP), LP; WS Opportunity Fund Intl. Ltd.; WS Opportunity Fund, LP; Steven L. Zelinger; Anthony DiGiandomenico; and Gregory Bailey, dated as of December 17, 2004 (incorporated by reference to Exhibit 10.2(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(b)	Purchase Agreement by and among Orion Acquisition Corp. II and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.2(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.3(a)	Registration Rights Agreement by and among Orion Acquisition Corp. II and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.3(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

Exhibit No.	Exhibit Description
10.3(b)	Registration Rights Agreement by and among Orion Acquisition Corp. II and the following investors: Joseph F. Barletta; Steven R. Becker; John Braniff; Bushido Capital Master Fund, LP; Cimarron Overseas Equity Master Fund LP; R. L. Clarkson; Richard D. Clarkson; Richard L. Clarkson, f/b/o Lucille S. Ball; Edgewater Ventures; Robert Charles Friese; Gamma Opportunity Capital Partners, LP; Joseph J. Grano, Jr.; Joel T. Leonard Trust, dated October 25, 1994; John A. Raiser Irrevocable Trust, dated March 2, 1998; Shon Kwong & Laura Micek; Lewin Investments LLC; D. Clay & Elissa McCollor; Greg J. Micek, guardian for Alexandria L. Micek; Greg J. Micek, guardian for Gregory J. Micek, Jr.; John Micek, custodian for Gabriel Micek UTMA CA; John Micek, custodian for Jordan Micek UTMA CA; John Micek, custodian for Peter Micek UTMA CA; John III Micek; Maurice Micek; Maurice Micek, custodian for Andrew Micek UGMA NE; Maurice Micek, custodian for Benjamin Micek UGMA NE; Edward Negley; Steven O’Kuhn; ProMed Offshore Fund II, Ltd.; ProMed Offshore Fund, Ltd.; ProMed Partners II, LP; ProMed Partners LP; Arthur Shartsis; Silicon Prairie Partners, LP; Jeff & Jean Stroud, JTWROS; James Patrick Tierney; Topix, Inc.; Trust Under Will of A. Wilfred May, dated November 11, 1969; TTC Private Equity Partners LLC; Cedric Vanzura; Walker Smith Capital (QP), LP; Walker Smith Capital, LP; Walker Smith International Fund, Ltd; Melvyn Weiss; WS Opportunity Fund (QP), LP; WS Opportunity Fund Intl. Ltd.; WS Opportunity Fund, LP; Steven L. Zelinger; Anthony DiGiandomenico; and Gregory Bailey, dated as of December 17, 2004 (incorporated by reference to Exhibit 10.3(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.3(c)	Registration Rights Agreement by and among Orion Acquisition Corp. II and David T. Hung, M.D., C. Patrick Machado, Dara BioSciences, Inc., Selena Pharmaceuticals, Inc. and MDB Capital Group LLC, dated as of December 17, 2004 (incorporated by reference to Exhibit 10.3(c) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.4(a)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Dara BioSciences, Inc., dated as of April 1, 2004 (incorporated by reference to Exhibit 10.4(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.4(b)	Amendment Agreement by and between Orion Acquisition Corp. II and Dara BioSciences, Inc., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.4(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.5(a)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004 (incorporated by reference to Exhibit 10.5(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.5(b)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of August 1, 2004 (incorporated by reference to Exhibit 10.5(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.5(c)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of September 1, 2004 (incorporated by reference to Exhibit 10.5(c) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

Exhibit No.	Exhibit Description
10.5(d)	Amendment Agreement by and between Orion Acquisition Corp. II and Joseph J. Grano, Jr., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.5(d) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.6	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.7(a)*	2004 Equity Incentive Plan of Medivation Neurology, Inc., assumed by Orion Acquisition Corp. II (incorporated by reference to Exhibit 10.7(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.7(b)	Form of Stock Option Agreement of Medivation Neurology, Inc., assumed by Orion Acquisition Corp. II (incorporated by reference to Exhibit 10.7(b) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

10.7(c)	Form of Stock Option Agreement of Medivation, Inc., assumed by Orion Acquisition Corp. II (incorporated by reference to Exhibit 10.7(c) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

14	Code of Ethics of Orion Acquisition Corp. II (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

21	Subsidiaries of Medivation, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB.

Item 14. Principal Accountant Fees and Services.

The information to be provided under the caption “Principal Accountant Fees and Services”, to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 14, is hereby incorporated by reference in this Item 14.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned in the City of San Francisco, State of California, on March 31, 2006.

MEDIVATION, INC.

By:	/s/ C. PATRICK MACHADO
Name:	C. Patrick Machado
Title:	Senior Vice President and Chief Financial Officer

In accordance with the requirements of the Exchange Act, this Report was signed by the following persons in the capacities and on the dates stated:

/S/ DAVID T. HUNG, M.D. David T. Hung, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/S/ C. PATRICK MACHADO C. Patrick Machado	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2006

/S/ DANIEL D. ADAMS Daniel D. Adams	Director	March 31, 2006

/S/ GREGORY H. BAILEY Gregory H. Bailey	Director	March 31, 2006

/S/ KIM D. BLICKENSTAFF Kim D. Blickenstaff	Director	March 31, 2006