Form 10KSB/A
period 2005-12-31
MEDIVATION, INC.
filed 2006-04-06
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

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

Transitional Small Business Disclosure Format:    Yes:  ☐    No:  ☒

		Page

PART II
Item 7.	FINANCIAL STATEMENTS	3

PART III
Item 13.	EXHIBITS	21

SIGNATURES		25

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-KSB/A for the fiscal year ended December 31, 2005 is being filed solely for the purpose of removing an erroneously included line item from the supplemental schedule to our Consolidated Statements of Cash Flows on page 7.

Item 7. Financial Statements.

FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm of Medivation, Inc.	4

Consolidated Balance Sheet as of December 31, 2005	5

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004, and for the period from inception (September 4, 2003) to December 31, 2005	6

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, and for the period from inception (September 4, 2003) to December 31, 2005	7

Consolidated Statements of Stockholders’ Equity for the period from inception (September 4, 2003) to December 31, 2005	8

Notes to Consolidated Financial Statements	9

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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended Dec. 31,			Inception (Sep. 4, 2003) to Dec. 31, 2005
	2005		2004
Cash flows from operating activities:
Net loss		$(9,817,567)	$(2,874,147)	$(13,093,163)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of intellectual property		—	75,000	75,000
Depreciation and amortization		8,494	5,940	14,766
Stock-based compensation		1,113,235	109,265	1,222,501
Liquidated damages accrued:
To related parties		1,102,530	—	1,102,530
To other parties		507,900	—	507,900
Liquidated damages paid:
To related parties		(1,086,410)	—	(1,086,410)
To other parties		(251,521)	—	(251,521)
Warrants issued to related party guarantors		—	17,505	17,505
Changes in operating assets and liabilities:
Prepaid expenses and other current assets		11,563	(292,498)	(288,645)
Accounts payable		801,503	351,655	1,176,938
Other current liabilities		5,566	(6,139)	9,551

Net cash provided by (used in) operating activities		(7,604,707)	(2,613,419)	(10,593,048)

Cash flows from investing activities:
Medivation cash balances at closing of December 2004 merger		—	1,928,839	1,928,839
Purchase of short-term investments		(20,124,804)	—	(20,124,804)
Maturities of short-term investments		12,000,000	—	12,000,000
Accrued interest on short-term investments		(134,120)	—	(134,120)
Purchase of intellectual property		—	(200,000)	(225,000)
Purchase of property and equipment		(8,763)	—	(8,763)

Net cash provided by (used in) investing activities		(8,267,687)	1,728,839	(6,563,848)

Cash flows from financing activities:
Issuance of Series B preferred stock		—	—	1,800
Issuance of convertible notes:
To related party		—	250,000	1,250,000
To other party		—	600,000	600,000
Principal repayment on notes held by related party		—	(595,861)	(595,861)
Issuance of common stock in the December 2004 financing		—	10,700,270	10,700,270
Issuance of common stock in the December 2005 financing		10,452,925	—	10,452,925
Offering costs payable in cash		(689,227)	—	(689,227)
Class B warrant exercises		20,563	—	20,563
Stock option exercises		360	—	360

Net cash provided by (used in) financing activities		9,784,621	10,954,409	21,740,830

Net increase (decrease) in cash		(6,087,773)	10,069,829	4,583,934
Cash at beginning of period		10,671,707	601,878	—

Cash at end of period		$4,583,934	$10,671,707	$4,583,934

Cash paid for interest to related party		$—	$26,859	$26,859

Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of convertible notes (including accrued interest):
To related party		$—	$688,955	$688,955
To other party		—	610,776	610,776
Shares issued to purchase intellectual property		—	—	900
Shares issued for placement agent services in the December 2004 financing		—	969,834	969,834
Warrants issued for placement agent services in the December 2004 financing		—	633,149	633,149

	$		$2,902,714	$2,903,614

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

PART III

Item 13. Exhibits.

Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 000-20837.

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger dated as of December 17, 2004, by and among the Orion Acquisition Corp. II, Medivation Acquisition Corp. and Medivation, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Medivation, Inc. (formerly Orion Acquisition Corp. II) filed on December 20, 2004).

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.2	Bylaws of Medivation, Inc. (formerly Orion Acquisition Corp. II), together with all amendments and restatements thereto (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (File No. 333-03252)).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

9.1(a)	Voting Agreement by and between Orion Acquisition Corp. II and David T. Hung, M.D., dated as of December 17, 2004 (incorporated by reference to Exhibit 9.1(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

9.1(b)	Voting Agreement by and between Orion Acquisition Corp. II and C. Patrick Machado, dated as of December 17, 2004 (incorporated by reference to Exhibit 9.1(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

9.1(c)	Voting Agreement by and between Orion Acquisition Corp. II and Dara BioSciences, Inc., dated as of December 17, 2004 (incorporated by reference to Exhibit 9.1(c) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

9.1(d)	Voting Agreement by and between Orion Acquisition Corp. II and Selena Pharmaceuticals, Inc., dated as of December 17, 2004 (incorporated by reference to Exhibit 9.1(d) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

9.1(e)	Voting Agreement by and between Orion Acquisition Corp. II and the following investors: Joseph F. Barletta; Steven R. Becker; John Braniff; Bushido Capital Master Fund, LP; Cimarron Overseas Equity Master Fund LP; R. L. Clarkson; Richard D. Clarkson; Richard L. Clarkson, f/b/o Lucille S. Ball; Edgewater Ventures; Robert Charles Friese; Gamma Opportunity Capital Partners, LP; Joseph J. Grano, Jr.; Joel T. Leonard Trust, dated October 25, 1994; John A. Raiser Irrevocable Trust, dated March 2, 1998; Shon Kwong & Laura Micek; Lewin Investments LLC; D. Clay & Elissa McCollor; Greg J. Micek, guardian for Alexandria L. Micek; Greg J. Micek, guardian for Gregory J. Micek, Jr.; John Micek, custodian for Gabriel Micek UTMA CA; John Micek, custodian for Jordan Micek UTMA CA; John Micek, custodian for Peter Micek UTMA CA; John

Exhibit No.	Exhibit Description
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

10.1(a)	Lock-Up Agreement by and between Orion Acquisition Corp. II and David T. Hung, M.D., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.1(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.1(b)	Lock-Up Agreement by and between Orion Acquisition Corp. II and C. Patrick Machado, dated as of December 17, 2004 (incorporated by reference to Exhibit 10.1(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.1(c)	Lock-Up Agreement by and between Orion Acquisition Corp. II and Dara BioSciences, Inc., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.1(c) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.1(d)	Lock-Up Agreement by and between Orion Acquisition Corp. II and Selena Pharmaceuticals, Inc., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.1(d) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(a)	Purchase Agreement by and among Orion Acquisition Corp. II and the following investors: Dara BioSciences, Inc.; Joseph F. Barletta; Steven R. Becker; John Braniff; Bushido Capital Master Fund, LP; Cimarron Overseas Equity Master Fund LP; R. L. Clarkson; Richard D. Clarkson; Richard L. Clarkson, f/b/o Lucille S. Ball; Edgewater Ventures; Robert Charles Friese; Gamma Opportunity Capital Partners, LP; Joseph J. Grano, Jr.; Joel T. Leonard Trust, dated October 25, 1994; John A. Raiser Irrevocable Trust, dated March 2, 1998; Shon Kwong & Laura Micek; Lewin Investments LLC; D. Clay & Elissa McCollor; Greg J. Micek, guardian for Alexandria L. Micek; Greg J. Micek, guardian for Gregory J. Micek, Jr.; John Micek, custodian for Gabriel Micek UTMA CA; John Micek, custodian for Jordan Micek UTMA CA; John Micek, custodian for Peter Micek UTMA CA; John III Micek; Maurice Micek; Maurice Micek, custodian for Andrew Micek UGMA NE; Maurice Micek, custodian for Benjamin Micek UGMA NE; Edward Negley; Steven O’Kuhn; ProMed Offshore Fund II, Ltd.; ProMed Offshore Fund, Ltd.; ProMed Partners II, LP; ProMed Partners LP; Arthur Shartsis; Silicon Prairie Partners, LP; Jeff & Jean Stroud, JTWROS; James Patrick Tierney; Topix, Inc.; Trust Under Will of A. Wilfred May, dated November 11, 1969; TTC Private Equity Partners LLC; Cedric Vanzura; Walker Smith Capital (QP), LP; Walker Smith Capital, LP; Walker Smith International Fund, Ltd; Melvyn Weiss; WS Opportunity Fund (QP), LP; WS Opportunity Fund Intl. Ltd.; WS Opportunity Fund, LP; Steven L. Zelinger; Anthony DiGiandomenico; and Gregory Bailey, dated as of December 17, 2004 (incorporated by reference to Exhibit 10.2(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

Exhibit No.	Exhibit Description
10.2(b)	Purchase Agreement by and among Orion Acquisition Corp. II and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.2(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.3(a)	Registration Rights Agreement by and among Orion Acquisition Corp. II and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.3(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.3(b)	Registration Rights Agreement by and among Orion Acquisition Corp. II and the following investors: Joseph F. Barletta; Steven R. Becker; John Braniff; Bushido Capital Master Fund, LP; Cimarron Overseas Equity Master Fund LP; R. L. Clarkson; Richard D. Clarkson; Richard L. Clarkson, f/b/o Lucille S. Ball; Edgewater Ventures; Robert Charles Friese; Gamma Opportunity Capital Partners, LP; Joseph J. Grano, Jr.; Joel T. Leonard Trust, dated October 25, 1994; John A. Raiser Irrevocable Trust, dated March 2, 1998; Shon Kwong & Laura Micek; Lewin Investments LLC; D. Clay & Elissa McCollor; Greg J. Micek, guardian for Alexandria L. Micek; Greg J. Micek, guardian for Gregory J. Micek, Jr.; John Micek, custodian for Gabriel Micek UTMA CA; John Micek, custodian for Jordan Micek UTMA CA; John Micek, custodian for Peter Micek UTMA CA; John III Micek; Maurice Micek; Maurice Micek, custodian for Andrew Micek UGMA NE; Maurice Micek, custodian for Benjamin Micek UGMA NE; Edward Negley; Steven O’Kuhn; ProMed Offshore Fund II, Ltd.; ProMed Offshore Fund, Ltd.; ProMed Partners II, LP; ProMed Partners LP; Arthur Shartsis; Silicon Prairie Partners, LP; Jeff & Jean Stroud, JTWROS; James Patrick Tierney; Topix, Inc.; Trust Under Will of A. Wilfred May, dated November 11, 1969; TTC Private Equity Partners LLC; Cedric Vanzura; Walker Smith Capital (QP), LP; Walker Smith Capital, LP; Walker Smith International Fund, Ltd; Melvyn Weiss; WS Opportunity Fund (QP), LP; WS Opportunity Fund Intl. Ltd.; WS Opportunity Fund, LP; Steven L. Zelinger; Anthony DiGiandomenico; and Gregory Bailey, dated as of December 17, 2004 (incorporated by reference to Exhibit 10.3(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.3(c)	Registration Rights Agreement by and among Orion Acquisition Corp. II and David T. Hung, M.D., C. Patrick Machado, Dara BioSciences, Inc., Selena Pharmaceuticals, Inc. and MDB Capital Group LLC, dated as of December 17, 2004 (incorporated by reference to Exhibit 10.3(c) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.4(a)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Dara BioSciences, Inc., dated as of April 1, 2004 (incorporated by reference to Exhibit 10.4(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.4(b)	Amendment Agreement by and between Orion Acquisition Corp. II and Dara BioSciences, Inc., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.4(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.5(a)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004 (incorporated by reference to Exhibit 10.5(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

Exhibit No.	Exhibit Description
10.5(b)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of August 1, 2004 (incorporated by reference to Exhibit 10.5(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.5(c)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of September 1, 2004 (incorporated by reference to Exhibit 10.5(c) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.5(d)	Amendment Agreement by and between Orion Acquisition Corp. II and Joseph J. Grano, Jr., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.5(d) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.6	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.7(a)*	2004 Equity Incentive Plan of Medivation Neurology, Inc., assumed by Orion Acquisition Corp. II (incorporated by reference to Exhibit 10.7(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.7(b)	Form of Stock Option Agreement of Medivation Neurology, Inc., assumed by Orion Acquisition Corp. II (incorporated by reference to Exhibit 10.7(b) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

10.7(c)	Form of Stock Option Agreement of Medivation, Inc., assumed by Orion Acquisition Corp. II (incorporated by reference to Exhibit 10.7(c) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

14	Code of Ethics of Orion Acquisition Corp. II (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

21	Subsidiaries of Medivation, Inc.**

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB.
**	Previously filed with the Registrant’s Annual Report on Form 10-KSB on March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on April 6, 2006.

MEDIVATION, INC.

By:	/s/ C. PATRICK MACHADO
Name:	C. Patrick Machado
Title:	Senior Vice President and Chief Financial Officer