Form 10QSB
period 2006-03-31
MEDIVATION, INC.
filed 2006-05-15
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                  to

Commission file number: 001-32836

MEDIVATION, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3863260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

55 Hawthorne Street, Suite 610

San Francisco, California 94105

(Address of principal executive offices)

(415) 543-3470

(Issuer’s telephone number)

501 Second Street, Suite 211

San Francisco, California 94107

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

As of May 8, 2006, 22,295,048 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes   ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

Mar. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,304,612
Short-term investments	5,516,655
Prepaid expenses and other current assets	343,425

Total current assets	10,164,692
Property and equipment (net of accumulated depreciation of $657)	8,106
Intellectual property (net of accumulated amortization of $16,615)	134,285

Total assets	$10,307,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$904,270
Taxes payable	800
Series A redeemable preferred stock	11,000

Total current liabilities	916,070
Stockholders’ equity:
Preferred stock, $0.01 par value per share;
1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $.01 par value per share;
50,000,000 shares authorized; 22,080,653 shares issued and outstanding	220,807
Additional paid-in capital	26,731,702
Deferred compensation	(1,631,751)
Deficit accumulated during the development stage	(15,929,745)

Total stockholders’ equity	9,391,013

Total liabilities and stockholders’ equity	$10,307,083

See accompanying notes to condensed consolidated financial statements

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended Mar. 31,		Inception to (Sep. 4, 2003) to Mar. 31, 2006
	2006	2005
Operating expenses:
General and administrative:
Payroll (including stock-based compensation)	$174,508	$94,872	$1,116,323
Professional fees (including stock-based compensation)	412,276	707,597	2,322,899
Other general and administrative	248,245	237,054	1,303,901

Total general and administrative	835,029	1,039,523	4,743,123
Research and development:
Payroll (including stock-based compensation)	226,094	78,937	1,267,545
Professional fees (including stock-based compensation)	605,655	512,769	2,746,517
Preclinical and clinical studies	1,236,092	279,222	5,401,361
Other research and development	45,236	14,997	381,870

Total research and development	2,113,077	885,925	9,797,293
Loss from operations	(2,948,106)	(1,925,448)	(14,540,416)
Other expenses (income):
Interest expense (income)	(111,524)	(45,351)	(242,606)
Warrants issued to related party guarantors	—	—	17,505
Liquidated damages expense:
To related parties	—	—	1,102,530
To other parties	—	—	507,900

Total other expenses (income)	(111,524)	(45,351)	1,385,329
Loss before provision for income taxes	(2,836,582)	(1,880,097)	(15,925,745)
Provision for income taxes	—	—	4,000

Net loss	$(2,836,582)	$(1,880,097)	$(15,929,745)

Basic and diluted loss per share:	$(0.13)	$(0.20)	$(2.08)

Weighted average common shares outstanding	22,076,124	9,581,141	7,671,460

See accompanying notes to condensed consolidated financial statements

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended Mar. 31,		Inception (Sep. 4, 2003) to Mar. 31, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(2,836,582)	$(1,880,097)	$(15,929,745)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of intellectual property	—	—	75,000
Depreciation and amortization	2,506	2,069	17,272
Stock-based compensation	412,766	496,115	1,635,267
Liquidated damages accrued:
To related parties	—	—	1,102,530
To other parties	—	—	507,900
Liquidated damages paid:
To related parties	(16,120)	—	(1,102,530)
To other parties	(256,379)	—	(507,900)
Warrants issued to related party guarantors	—	—	17,505
Changes in operating assets and liabilities:			—
Prepaid expenses and other current assets	(49,930)	(23,030)	(338,575)
Accounts payable	(271,027)	135,130	905,911
Other current liabilities	(6,825)	32,508	2,726

Net cash provided by (used in) operating activities	(3,021,591)	(1,237,305)	(13,614,639)

Cash flows from investing activities:
Medivation cash balances at closing of December 2004 merger	—	—	1,928,839
Purchase of short-term investments	—	(7,932,780)	(20,124,804)
Maturities of short-term investments	2,775,000	—	14,775,000
Accrued interest on short-term investments	(80,563)	—	(214,683)
Interest received on short-term investments	47,832	—	47,832
Property and equipment	—	—	(8,763)
Purchase of intellectual property	—	—	(225,000)

Net cash provided by (used in) investing activities	2,742,269	(7,932,780)	(3,821,579)

Cash flows from financing actitivies:
Issuance of Series B preferred stock	—	—	1,800
Issuance of convertible notes:
To related party	—	—	1,250,000
To other party	—	—	600,000
Principal repayment on notes held by related party	—	—	(595,861)
Issuance of common stock in the December 2004 financing	—	—	10,700,270
Issuance of common stock in the December 2005 financing	—	—	10,452,925
Offering costs payable in cash	—	—	(689,227)
Class B warrant exercises	—	—	20,563
Stock option exercises	—	—	360

Net cash provided by (used in) financing activities	—	—	21,740,830

Net increase (decrease) in cash	(279,322)	(9,170,085)	4,304,612
Cash at beginning of period	4,583,934	10,671,707	—

Cash at end of period	$4,304,612	$1,501,622	$4,304,612

Cash paid for interest to related party	$—	$—	$26,859
Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of convertible notes (including accrued interest):
To related party	$—	$—	$688,955
To other party	—	—	610,776
Shares issued to purchase intellectual property	—	—	900
Shares issued for placement agent services in the December 2004 financing	—	—	969,834
Warrants issued for placement agent services in the December 2004 financing	—	—	633,149

	$—	$—	$2,903,614

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1. DESCRIPTION OF BUSINESS AND CORPORATE STRUCTURE

Medivation, Inc. (Medivation or the Company), together with its operating subsidiaries, is a life sciences company based in San Francisco, California. The Company’s corporate strategy is to acquire promising biomedical technologies it believes can enter clinical development within 12 – 18 months after acquisition, and to develop those technologies quickly and cost-effectively through human first proof-of-efficacy studies (generally the end of Phase 2 clinical trials). Depending on the indication and its commercial potential, Medivation will either seek to sell or partner successful programs with larger pharmaceutical, biotechnology and medical device companies for late-stage clinical studies and commercialization, or pursue those activities internally. The Company intends to build and maintain a portfolio of 4 to 6 development programs at all times. Medivation’s current portfolio consists of small molecule drugs in development to treat 3 large, unmet medical needs – Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer. The Company also is evaluating other biomedical technologies for potential acquisition.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Medivation, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, as amended, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2005. The interim results for the period ended March 31, 2006 are not necessarily indicative of results for the full fiscal year.

3. THE MERGER

(a) Description of the Merger

MNI became a wholly-owned subsidiary of the Company pursuant to a merger on December 17, 2004 (the Merger). Pursuant to the Merger, Medivation’s cash balances of approximately $1,929,000 became available to fund the ongoing operations of the combined Company. Following the Merger, the business conducted by the Company is the business conducted by MNI prior to the Merger.

(b) Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse merger under generally accepted accounting principles. Therefore, the consolidated financial statements of the Company for periods prior to December 17, 2004 reflect only the operations of MNI. No goodwill or other intangible asset was recorded as a result of the Merger.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

The consolidated financial statements incorporate the accounts of Medivation and its operating subsidiaries MNI and MPT. All significant inter-company transactions have been eliminated in consolidation.

(b) Development Stage Company

For the period from inception (September 4, 2003) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward developing its proprietary technologies. The Company has experienced net losses since its inception and had an accumulated deficit of $15,929,745 (unaudited) at

March 31, 2006. Such losses and accumulated deficit resulted from the Company’s absence of revenue and significant costs incurred in the development of the Company’s proprietary technologies. The Company expects to incur substantial and increasing losses as it expands its technology portfolio and engages in further research and development activities, particularly the conduct of preclinical and clinical trials.

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

(d) Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2006, cash and cash equivalents were $4,304,612 (unaudited).

(e) Short-Term Investments

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

(g) Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where we have not identified an alternative future use for the acquired rights, and are capitalized in situations where we have identified an alternative future use. Capitalized costs are amortized over the life of the applicable intellectual property right. Legal and other costs of prosecuting and maintaining intellectual property rights are expensed as incurred.

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

(k) Loss per Common Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following potential common shares outstanding at March 31, 2006 have been excluded from the computation of diluted net loss per share for the three-month periods ended March 31, 2006 and 2005, and for the period from inception (September 4, 2003) to March 31, 2006, because they are antidilutive:

Warrants	816,749
Options	1,574,250

TOTAL	2,390,999

(m) Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management does not expect SFAS 155 to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS 156), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not expect SFAS 156 to have a material impact on the Company’s financial statements.

5. SHORT-TERM INVESTMENTS HELD TO MATURITY

The Company accounts for its short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2006, short-term investments consisted of Federal Home Loan Bank discount notes maturing in June and September 2006. The Company has accounted for these investments as held-to-maturity since it has the positive intent and ability to hold them to maturity, and thus has recorded them at their amortized cost basis of $5,516,655 (unaudited) in its financial statements. At March 31, 2006, the estimated fair value of these securities was $5,500,545 (unaudited), resulting in a gross unrealized holding loss of $16,110 (unaudited).

6. INTELLECTUAL PROPERTY

At March 31, 2006, intellectual property consisted of patents and patent applications acquired from third parties. Cash purchases of patent rights totaled $0 (unaudited) for the three months ended March 31, 2006 and 2005, and $225,000 (unaudited) for the period from inception (September 4, 2003) to March 31, 2006. This intellectual property is being amortized over periods ranging from 156 months to 248 months. Amortization expense on the Company’s intellectual property was $2,068 (unaudited) for the three months ended March 31, 2006 and 2005, and $16,615 (unaudited) for the period from inception (September 4, 2003) to March 31, 2006.

7. STOCKHOLDER’S EQUITY

(a) Common Stock

On December 15, 2005, the Company issued 5,635,000 shares of its Common Stock in an underwritten public offering (the 2005 Offering), raising net proceeds of $10,452,925. Legal, accounting, printing, travel and other costs related to the 2005 Offering, in the aggregate amount of $689,227, were charged to additional-paid-in-capital in the quarter ended December 31, 2005.

In the year ended December 31, 2005, the Company issued an aggregate of 203,300 shares of Common Stock upon the exercise of outstanding Class B Warrants, for an aggregate exercise price of $25,413. At December 31, 2005, $20,563 of this amount had been received by Medivation, and the remainder was recorded as a receivable.

On December 17, 2004, the Company issued 7,741,935 shares of its Common Stock in a private placement to accredited investors (the 2004 Offering), 6,903,399 of which were sold for cash, generating $10,700,270 in gross proceeds.

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

(b) Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. The Company has outstanding 110 shares of Series A Redeemable Preferred Stock. The Series A Redeemable Preferred Stock is non-voting, non-convertible and non-dividend bearing. The Series A Redeemable Preferred Stock is redeemable at any time, at the option of the holders thereof, for an aggregate redemption price of $11,000. Because of this redemption feature, the Series A Redeemable Preferred Stock is reflected as a liability on the consolidated financial statements. No other preferred stock of the Company is outstanding.

(c) Warrants Issued to Related Parties

On November 16, 2004, MNI issued warrants to purchase its equity securities to two of its officers in return for their agreement to guarantee certain corporate obligations. These warrants were assumed by Medivation in the Merger. The fair value of these warrants in the amount of $17,505 (based on the Black-Scholes option pricing model and the following assumptions: stock price of $1.55; historical volatility of 90%; risk free rate of approximately 4.5%; dividend yield of 0%; and warrant life of 10 years) was recorded as an expense in the statement of operations for the year ended December 31, 2004.

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

The Company recorded stock-based compensation expense of $412,766 (unaudited) and $496,115 (unaudited), respectively, in the three months ended March 31, 2006 and 2005, and $1,635,267 (unaudited) in the period from inception (September 4, 2003) to March 31, 2006 with respect to awards under the Medivation Equity Incentive Plan.

Pursuant to Staff Accounting Bulletin 107, in the statement of operations stock-based compensation expense is included in payroll expense (in the case of options granted to employees and non-employee directors) and professional fees (in the case of options granted to consultants). Cash-based and stock-based payroll expense and professional fees for the periods presented were as follows:

	Three months ended Mar. 31, 2006	Three months ended Mar. 31, 2005	Inception (Sep. 4, 2003) to Mar. 31, 2006
Payroll (G&A)
Cash-based	$128,744	$94,872	$959,775
Stock-based	45,764	—	156,548
Total	$174,508	$94,872	$1,116,323
Professional fees (G&A)
Cash-based	$260,716	$457,670	$1,610,663
Stock-based	151,560	249,927	712,236
Total	$412,276	$707,597	$2,322,899
Payroll (R&D)
Cash-based	$146,242	$67,094	$950,912
Stock-based	79,852	11,843	316,633
Total	$226,094	$78,937	$1,267,545
Professional fees (R&D)
Cash-based	$470,065	$278,424	$2,296,667
Stock-based	135,590	234,345	449,850
Total	$605,655	$512,769	$2,746,517

Options granted to employees and non-employee directors are recorded as deferred compensation at their grant-date fair value, and expensed over the remaining vesting periods of the options. At March 31, 2006, deferred compensation not yet recognized as expense totaled $1,631,751 and will be expensed over a weighted-average remaining vesting period of 3.1 years. Options granted to consultants are valued at their respective measurement dates, and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, Medivation will revalue the associated options and recognize additional expense based on their then-current fair values.

Medivation estimates the fair value of each option award using the Black-Scholes option valuation model. Estimated volatility is based on the historical volatility of Medivation’s common stock since January 1, 2005, the beginning of the first quarter following the acquisition of Medivation’s current business operations on December 17, 2004. Estimated dividend yield is 0%. Given Medivation’s limited option history to date, options issued to employees, directors and consultants are estimated to remain outstanding for 10, 7 and 5 years, respectively. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms.

At March 31, 2006, the total outstanding, and the total exercisable, options under the Medivation Equity Incentive Plan were as follows:

	Number Outstanding at Mar. 31, 2006	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Total outstanding options	1,574,250	$2.59	9.0 years	$2,611,939
Total exercisable options	449,157	$2.18	8.8 years	$929,306

8. THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

(a) Medivation Neurology, Inc.

At March 31, 2006, Medivation owned all of the issued and outstanding stock of its operating subsidiary MNI, and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

(b) Medivation Prostate Therapeutics, Inc.

At March 31, 2006, Medivation owned all 2,020,501 (unaudited) shares of the issued and outstanding stock of its operating subsidiary MPT, and is entitled to receive one additional share for each dollar that Medivation subsequently invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its Common Stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan (the MPT Equity Incentive Plan). At March 31, 2006, one option was outstanding under the MPT Equity Incentive Plan. This option, which was issued to the licensor of MPT’s hormone-refractory prostate cancer technology, is exercisable without cash payment for 150,000 (unaudited) shares of MPT Common Stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events including a sale of MPT, a public offering of MPT’s Common Stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” no expense will be recognized with respect to this option unless and until such a liquidity event occurs.

9. LIQUIDATED DAMAGES TO RELATED AND OTHER PARTIES

In the year ended December 31, 2005, the Company recorded aggregate liquidated damages of $1,610,430 to investors in the 2004 Offering as a result of the inability to register by an agreed-upon date certain shares sold in that offering. Of this amount, $1,102,530 (unaudited) pertains to related party investors, and $507,900 (unaudited) pertains to other investors. The formulas used to calculate the amounts payable to related party investors and to other investors were identical. Medivation paid $1,337,931 (unaudited) of this amount in the year ended December 31, 2005, and the remaining $272,499 (unaudited) in the three months ended March 31, 2006.

10. CONVERTIBLE NOTE TRANSACTIONS WITH RELATED PARTY

In October 2003 and April 2004, our subsidiary MNI received bridge loans from a related party in the aggregate principal amount of $1,250,000. Principal plus accrued interest on these loans in the amount of $688,955 was converted into Medivation Common Stock in the 2004 Offering. The remaining outstanding principal plus accrued interest of $622,720 was repaid in December 2004.

11. COMMITMENTS AND CONTINGENCIES

The Company leases a single office facility in San Francisco, California under a non-cancelable operating lease that expires in April 2011. Total future lease payments under this lease at March 31, 2006 were $750,794 (unaudited), plus annual operating cost escalations.

12. SUBSEQUENT EVENT

On May 1, 2006, Medivation filed a shelf registration statement with the SEC seeking to register up to 3,000,000 shares of Common Stock for future sale by the Company on a delayed or continuous basis.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, found in our Annual Report on Form 10-KSB, as amended.

The following Management’s Discussion and Analysis or Plan of Operation contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, the Risk Factors included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2005. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to raise additional capital on favorable terms, (3) our ability to identify and obtain additional product candidates, and (4) our ability to execute our business plan on time and on budget. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business Strategy

Our business strategy is to acquire promising biomedical technologies – including pharmaceuticals, biologics and medical devices – and to develop them quickly and cost-effectively through human first proof-of-efficacy studies (generally the end of Phase 2 clinical trials). We seek to establish and maintain a portfolio of between four and six active development programs at any given time. We focus on technologies that have strong intellectual property positions, address large unmet medical needs, and have the potential to enter clinical development within 12 to 18 months after acquisition. Based on this focus, we generally will not engage in discovery research. To minimize fixed costs and maximize flexibility, we have developed a business model which efficiently uses experienced outside consultants, who in essence become part of our management team for specific projects. Depending on the indication and commercial potential of any technologies we successfully develop through completion of Phase 2 clinical studies, we will either sell or partner these programs with larger pharmaceutical, biotechnology or medical device companies for later-stage development and commercialization, or pursue those activities internally. Upon completion of any such sale or partnership transaction, and depending on our then-current capital needs, we will consider returning transaction proceeds to our investors through special dividends or stock repurchases.

We believe that our business strategy maximizes what we perceive to be our competitive advantages, including:

•	our ability to identify and acquire biomedical technologies with favorable risk/reward ratios based on our experience and technical expertise;

•	our credibility and relationships with the academic community, a primary source of deal flow for the biomedical technologies we target;

•	our ability to develop biomedical technologies more quickly and cost-effectively than larger, less flexible companies; and

•	our management’s track record of successfully executing this business strategy, from technology acquisition through receipt of marketing approval, commercial launch, and exit by sale to a corporate partner, at a prior company.

Our Current Portfolio

Our current portfolio consists of small molecule drugs in development to treat three large, unmet medical needs - Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer. Dimebon™, with a 20-year record of human use and demonstrated efficacy in animal studies of both Alzheimer’s disease and Huntington’s disease and in a pilot clinical study of Alzheimer’s disease, is in a randomized, double-blind, placebo-controlled Phase 2 study in Alzheimer’s disease patients in Russia, the results of which are expected to be available in Q3 2006. We also expect to begin a Phase 1-2a Huntington’s disease study in 2006. See “Recent Development” below. Our MDV300 series compounds are in development for the treatment of hormone-refractory prostate cancer, and we expect them to enter a Phase 1-2a clinical study in the first half of 2007.

As used in this report, a “Phase 1-2a” clinical study is one conducted in patients with the applicable disease and that includes at least one efficacy endpoint. Because both Huntington’s disease and hormone-refractory prostate cancer are life-threatening diseases with inadequate current treatment options, we believe that the initial clinical trials we conduct in those indications will be Phase 1-2a trials. However, neither the U.S. Food and Drug Administration (FDA) nor any other regulatory authority has yet reviewed and commented on our proposed clinical trial designs for these indications, and we thus do not know whether such agencies will require any changes to our proposed clinical trial designs. Thus, our belief with respect to the design of these trials is a forward-looking statement that is subject to significant risk and uncertainty.

Recent Development

On May 8, 2006 we received a letter from the FDA regarding our investigational new drug (IND) application to begin human testing of Dimebon for Huntington’s disease. The letter confirmed the information initially communicated by the FDA in a February 28, 2006 telephone call that additional rat toxicology data are required before human clinical trials can begin. The FDA expressed the concern that the dose levels of Dimebon used in one of our rat toxicology studies did not result in sufficient toxicity to define a maximum tolerated dose. This information might provide additional guidance to physicians regarding the potential toxicities of Dimebon in humans. To address the FDA’s concern, in March 2006 we initiated additional rat toxicology studies to evaluate Dimebon at higher doses than those used in the prior study. We expect to have sufficient data in the third quarter of 2006 to request the FDA to allow initiation of the proposed Phase 1-2a clinical study of Dimebon in patients with Huntington’s disease.

Our Business Plan Through March 31, 2007

Our business plan through March 31, 2007 (Business Plan) consists of the following development activities:

Dimebon Alzheimer’s Disease Program: (a) complete our randomized, double-blind, placebo-controlled Phase 2 efficacy study of Dimebon in Alzheimer’s disease patients in Russia in the third quarter of 2006; and (b) determine plans for further development, whether internally or through sale or partnership of the program.

Dimebon Huntington’s Disease Program: (a) complete additional toxicology studies required by the FDA; (b) obtain FDA approval to begin our planned Phase 1-2a clinical study; and (c) begin that study in 2006.

MDV300 Series Prostate Cancer Program: (a) manufacture our lead development candidate MDV3100 for use in IND-enabling preclinical studies and our planned Phase 1-2a clinical study; and (b) complete the IND-enabling preclinical studies.

New Technologies: identify, evaluate and, subject to availability of sufficient funds, acquire one new development program.

Based on presently available information, our management believes that achievement of the above development milestones relating to our existing product candidates on or before March 31, 2007 is a reasonably achievable goal. However, the development of biomedical product candidates is subject to high levels of risk, including risks presented by subsequent developments that are unforeseen or unforeseeable, as well as risks that are entirely outside of our control, including the risk of unfavorable results in the preclinical studies required to begin clinical trials, and the risk that the FDA and/or comparable foreign regulatory agencies will deny, or impose burdensome conditions on, our requests to begin clinical trials. We thus cannot guarantee that we will be able to complete any of these milestone events, or that any of them that we do achieve will be on time or on budget.

Liquidity and Capital Resources

We have incurred aggregate net losses of $15,929,745 (unaudited) through March 31, 2006, and we expect to incur substantial and increasing additional losses in the future as we expand our portfolio and continue our research and development activities, particularly the conduct of preclinical and clinical studies. We have not generated any revenue from operations to date, and do not expect to generate operating revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, and we expect this to continue to be the case for the foreseeable future. On May 1, 2006, we filed a shelf registration statement with the Securities and Exchange Commission seeking to register up to 3,000,000 shares of our common stock for future sale by us on a delayed or continuous basis.

As of March 31, 2006, we had cash and cash equivalents and other current assets of $10,164,692 (unaudited), accounts payable and other current liabilities of $916,070 (unaudited), and no long-term debt. We expect that this amount will be sufficient to fund the presently budgeted costs of executing our Business Plan, excluding acquisition costs of any new technology we may wish to acquire. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty.

The process of conducting studies required to obtain regulatory approval to sell our product candidates is lengthy and very expensive, and cannot be completed for any of our existing product candidates by March 31, 2007, nor can we control whether we will be able to sell or partner any of our programs by that date. We therefore expect we will need to raise additional financing to fund development activities beyond the scope of our Business Plan, including funding to: (a) continue development of our Dimebon/Alzheimer’s disease program beyond completion of the ongoing Phase 2 clinical study; (b) complete the Phase 1-2a clinical study of Dimebon in Huntington’s disease that we expect to begin in 2006; and (c) conduct the Phase 1-2a clinical study of MDV3100 in hormone-refractory prostate cancer that we expect to begin in the first half of 2007. In addition, should we identify one or more new product candidates that we wish to acquire, we will need to raise additional financing sooner than March 31, 2007 to finance the acquisition and subsequent development of any such new product candidate(s). We also may need to raise additional financing before March 31, 2007 should we experience unforeseen delays, cost overruns or both in the development of any of our existing product candidates. We cannot be sure that we will be able to raise additional financing when needed on acceptable terms or at all.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on May 15, 2006.

MEDIVATION, INC.

By:	/s/ C. PATRICK MACHADO
Name:	C. Patrick Machado
Title:	Senior Vice President and Chief Financial Officer