Form 10QSB
period 2006-06-30
MEDIVATION, INC.
filed 2006-08-14
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 8, 2006, 25,295,047 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

Jun. 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,988,311
Short-term investments	11,389,303
Prepaid expenses and other current assets	364,222

Total current assets	20,741,836
Property and equipment (net of accumulated depreciation of $1,096)	7,667
Intellectual property (net of accumulated amortization of $17,718)	64,944
Other assets	36,901

Total assets	$20,851,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,192,949
Taxes payable	800
Series A redeemable preferred stock	11,000

Total current liabilities	1,204,749
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 25,295,047 shares issued and outstanding	252,950
Additional paid-in capital	39,873,914
Deferred compensation	(1,384,617)
Deficit accumulated during the development stage	(19,095,648)

Total stockholders’ equity	19,646,599

Total liabilities and stockholders’ equity	$20,851,348

See accompanying notes to condensed consolidated financial statements

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended Jun. 30,		Six months ended Jun. 30,		Inception (Sep. 4, 2003) to to Jun. 30, 2006
	2006	2005	2006	2005
Operating expenses:
General and administrative:
Payroll*	$155,550	$120,817	$330,057	$207,571	$1,271,873
Professional fees*	287,715	312,433	731,001	1,020,030	2,641,629
Other general and administrative	212,936	214,066	453,395	459,237	1,509,050

Total general and administrative	656,201	647,316	1,514,453	1,686,838	5,422,552
Research and development:
Payroll*	222,598	192,131	448,692	271,068	1,490,143
Professional fees*	422,100	319,318	971,942	832,087	3,112,800
Preclinical and clinical studies	1,857,028	608,234	3,093,311	887,456	7,258,581
Other research and development	174,260	19,807	249,495	34,805	586,129

Total research and development	2,675,986	1,139,490	4,763,440	2,025,416	12,447,653
Loss from operations	(3,332,187)	(1,786,806)	(6,277,893)	(3,712,254)	(17,870,205)
Other expenses (income):
Interest expense (income)	(166,286)	(58,769)	(277,810)	(104,120)	(408,892)
Warrants issued to related party guarantors	—	—	—	—	17,505
Liquidated damages expense:
To related parties	—	94,852	—	94,852	1,102,530
To other parties	—	181,148	—	181,148	507,900

Total other expenses (income)	(166,286)	217,231	(277,810)	171,880	1,219,043
Loss before provision for income taxes	(3,165,901)	(2,004,037)	(6,000,083)	(3,884,134)	(19,089,248)
Provision for income taxes	—	—	2,400	—	6,400

Net loss	$(3,165,901)	$(2,004,037)	$(6,002,483)	$(3,884,134)	$(19,095,648)

Basic and diluted loss per share:	$(0.13)	$(0.16)	$(0.26)	$(0.35)	$(2.10)

Weighted average common shares outstanding	23,723,600	12,605,342	22,899,887	11,093,242	9,088,064

*	Includes stock-based compensation. See Note 7(e)

See accompanying notes to condensed consolidated financial statements

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended Jun. 30,		Inception (Sep. 4, 2003) to Jun. 30, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(6,002,483)	$(3,884,134)	$(19,095,648)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of intellectual property	68,238	—	143,238
Depreciation and amortization	4,048	4,137	18,814
Stock-based compensation	704,006	658,097	1,926,509
Liquidated damages accrued:
To related parties	—	94,852	1,102,530
To other parties	—	181,148	507,900
Liquidated damages paid:
To related parties	(16,120)	—	(1,102,530)
To other parties	(256,379)	—	(507,900)
Warrants issued to related party guarantors	—	—	17,505
Changes in operating assets and liabilities:			—
Prepaid expenses and other current assets	(70,727)	74,117	(359,372)
Other assets	(36,901)	—	(36,901)
Accounts payable	17,652	86,971	1,194,590
Other current liabilities	(6,825)	37,902	2,726

Net cash provided by (used in) operating activities	(5,595,491)	(2,746,910)	(16,188,539)

Cash flows from investing activities:
Medivation cash balances at closing of December 2004 merger	—	—	1,928,839
Purchase of investment securities	(8,588,040)	(11,874,451)	(28,712,844)
Maturities of investment securities	5,576,207	6,000,000	17,576,207
Accrued interest on investment securities	(166,378)	(84,089)	(300,498)
Interest received on investment securities	47,832	—	47,832
Purchase of property and equipment	—	—	(8,763)
Purchase of intellectual property	—	—	(225,000)

Net cash provided by (used in) investing activities	(3,130,379)	(5,958,540)	(9,694,227)

Cash flows from financing activities:
Issuance of Series B preferred stock	—	—	1,800
Issuance of convertible notes:
To related party	—	—	1,250,000
To other party	—	—	600,000
Principal repayment on notes held by related party	—	—	(595,861)
Issuance of common stock for cash	14,250,000	—	35,403,195
Offering costs payable in cash	(1,119,753)	—	(1,808,980)
Class B warrant exercises	—	—	20,563
Stock option exercises	—	—	360

Net cash provided by (used in) financing activities	13,130,247	—	34,871,077

Net increase (decrease) in cash	4,404,377	(8,705,450)	8,988,311
Cash and cash equivalents at beginning of period	4,583,934	10,671,707	—

Cash and cash equivalents at end of period	$8,988,311	$1,966,257	$8,988,311

Cash paid for interest to related party	$—	$—	$26,859
Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of convertible notes (including accrued interest):
To related party	$—	$—	$688,955
To other party	—	—	610,776
Shares issued to purchase intellectual property	—	—	900
Shares issued for placement agent services in the December 2004 financing	—	—	969,834
Warrants issued for placement agent services in the December 2004 financing	—	—	633,149

	$—	$—	$2,903,614

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND CORPORATE STRUCTURE

Medivation, Inc. (Medivation or the Company), together with its operating subsidiaries, is a life sciences company based in San Francisco, California. The Company’s corporate strategy is to acquire promising biomedical technologies it believes can enter clinical development within 12 – 18 months after acquisition, and to develop those technologies quickly and cost-effectively through human first proof-of-efficacy studies (generally the end of Phase 2 clinical trials). Depending on the indication and its commercial potential, Medivation will either seek to sell or partner successful programs with larger pharmaceutical, biotechnology and medical device companies for late-stage clinical studies and commercialization, or pursue those activities internally. The Company intends to build and maintain a portfolio of four to six development programs at all times. Medivation’s current portfolio consists of small molecule drugs in development to treat three large, unmet medical needs – Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer. The Company also is evaluating other biomedical technologies for potential acquisition.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Medivation, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, as amended, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2005. The interim results for the period ended June 30, 2006 are not necessarily indicative of results for the full fiscal year.

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

(b) Development Stage Company

For the period from inception (September 4, 2003) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward developing its proprietary technologies. The Company has experienced net losses since its inception and had an accumulated deficit of $19,095,648 (unaudited) at June 30, 2006. Such losses and accumulated deficit resulted from the Company’s absence of revenue and significant costs incurred in the development of the Company’s proprietary technologies. The Company expects to incur substantial and increasing losses as it expands its technology portfolio and engages in further research and development activities, particularly the conduct of preclinical and clinical trials.

(c) Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions principally relate to services performed by third parties but not yet invoiced, estimates of the fair value and forfeiture rates of stock options issued to employees and consultants and estimates of the probability and potential magnitude of contingent liabilities. Actual results could differ from those estimates.

(d) Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of acquisition to be cash equivalents.

(e) Short-Term Investments

The Company considers all highly liquid investments with a remaining maturity of more than three months but no longer than twelve months at the time of acquisition to be short-term investments.

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

(g) Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where the Company has not identified an alternative future use for the acquired rights, and are capitalized in situations where it has identified an alternative future use. Capitalized costs are amortized over the life of the applicable intellectual property right. Legal and other costs of prosecuting and maintaining intellectual property rights are expensed as incurred.

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

(j) Stock-Based Compensation; Adoption of SFAS No. 123R

Effective January 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards.

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

The following potential common shares outstanding at June 30, 2006 have been excluded from the computation of diluted net loss per share for the three- and six-month periods ended June 30, 2006 and 2005, and for the period from inception (September 4, 2003) to June 30, 2006, because they are antidilutive:

Warrants	500,104
Options	1,549,250

TOTAL	2,049,354

(l) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Because of its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS No. 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets. Provisions for income taxes consist solely of the California minimum state corporate income tax, and totaled $0 and $2,400, respectively, for the three- and six-month periods ended June 30, 2006, $0 and $0, respectively, for the three- and six-month periods ended June 30, 2005, and $6,400 for the period from inception (September 4, 2003) to June 30, 2006.

5.	INVESTMENT SECURITIES HELD TO MATURITY

The Company accounts for its investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2006, investment securities consisted of Federal Home Loan Bank discount notes and Federal National Mortgage Association discount notes maturing between August and December 2006. At June 30, 2006, one such investment security, with an amortized cost basis of $5,967,453 (unaudited), is included in cash and cash equivalents, and the remaining investment securities, with an aggregate amortized cost basis of $11,389,303 (unaudited), are included in short-term investments. The Company has accounted for its investment securities as held-to-maturity since it has the positive intent and ability to hold them to maturity. At June 30, 2006, the estimated fair value of these securities was $17,301,381 (unaudited), resulting in a gross unrealized holding loss of $55,375 (unaudited).

6.	INTELLECTUAL PROPERTY

At June 30, 2006, intellectual property consisted of patents and patent applications acquired from third parties. This intellectual property is being amortized over periods ranging from 156 months to 248 months. Amortization expense on the Company’s intellectual property was $1,103 (unaudited) and $2,069 (unaudited), respectively, for the three months ended June 30, 2006 and 2005, $3,172 (unaudited) and $4,137 (unaudited), respectively, for the six months ended June 30, 2006 and 2005, and $17,718 (unaudited) for the period from inception (September 4, 2003) to June 30, 2006. In the quarter ended June 30, 2006, the Company wrote off $68,238 (unaudited) of its historical patent acquisition costs to reflect management’s decision to stop work on a patent application that is unrelated to the Company’s ongoing development programs.

7.	STOCKHOLDER’S EQUITY

(a) Common Stock

On May 17, 2006, the Company issued 3,000,000 (unaudited) shares of its Common Stock in a registered direct offering (the 2006 Offering), raising gross proceeds of $14,250,000 (unaudited). Placement agent, legal, accounting, printing and other costs related to the 2006 Offering, in the aggregate amount of $1,119,753 (unaudited), were charged to additional paid-in capital in the quarter ended June 30, 2006.

On December 15, 2005, the Company issued 5,635,000 shares of its Common Stock in an underwritten public offering (the 2005 Offering), raising proceeds (net of underwriting discount) of $10,452,925. Legal, accounting, printing, travel and other costs related to the 2005 Offering, in the aggregate amount of $689,227, were charged to additional paid-in capital in the quarter ended December 31, 2005.

In the year ended December 31, 2005, the Company issued an aggregate of 203,300 shares of Common Stock upon the exercise of outstanding Class B Warrants, for an aggregate exercise price of $25,413.

On December 17, 2004, the Company issued 7,741,935 shares of its Common Stock in a private placement to accredited investors (the 2004 Offering), 6,903,399 of which were sold for cash, generating $10,700,270 in gross proceeds. The remaining 838,536 shares were issued in exchange for cancellation of outstanding bridge notes of MNI, in the aggregate amount of $1,299,731, which were assumed by the Company in the Merger. Medivation also issued an aggregate of 625,699 shares of its Common Stock to two investment banking firms as partial compensation for placement agent services provided in connection with the 2004 Offering. The cost of these shares, in the aggregate amount of $969,834, was offset against additional paid-in capital in the year ended December 31, 2004.

(b) Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. The Company has outstanding 110 shares of Series A Redeemable Preferred Stock. The Series A Redeemable Preferred Stock is non-voting, non-convertible and non-dividend bearing. The Series A Redeemable Preferred Stock is redeemable at any time, at the option of the holders thereof, for an aggregate redemption price of $11,000. Because of this redemption feature, the Series A Redeemable Preferred Stock is reflected as a current liability on the consolidated financial statements. No other preferred stock of the Company is outstanding.

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

The Company recorded stock-based compensation expense of $291,243 (unaudited) and $161,987 (unaudited), respectively, in the three months ended June 30, 2006 and 2005, $704,006 (unaudited) and $658,097 (unaudited), respectively, in the six months ended June 30, 2006 and 2005, and $1,926,509 (unaudited) in the period from inception (September 4, 2003) to June 30, 2006 with respect to awards under the Medivation Equity Incentive Plan.

Pursuant to Staff Accounting Bulletin 107, in the statement of operations stock-based compensation expense is included in payroll expense (in the case of options granted to employees and non-employee directors) and professional fees (in the case of options granted to consultants). Cash-based and stock-based payroll expense and professional fees for the periods presented are as follows (unaudited):

	Three months ended Jun. 30,		Six months ended Jun. 30,		Inception (Sep. 4, 2003) to Jun. 30, 2006
	2006	2005	2006	2005
Payroll expense (G&A)
Cash-based	$126,582	$106,164	$255,325	$192,919	$1,086,357
Stock-based	28,968	14,653	74,732	14,652	185,516
Total	$155,550	$120,817	$330,057	$207,571	$1,271,873
Professional fees (G&A)
Cash-based	$131,447	$254,965	$423,173	$712,637	$1,773,123
Stock-based	156,268	57,468	307,828	307,393	868,506
Total	$287,715	$312,433	$731,001	$1,020,030	$2,641,629
Payroll expense (R&D)
Cash-based	$144,811	$121,076	$291,054	$188,171	$1,095,723
Stock-based	77,787	71,055	157,638	82,897	394,420
Total	$222,598	$192,131	$448,692	$271,068	$1,490,143
Professional fees (R&D)
Cash-based	$393,880	$300,507	$808,134	$578,932	$2,634,733
Stock-based	28,220	18,811	163,808	253,155	478,067
Total	$422,100	$319,318	$971,942	$832,087	$3,112,800

Options granted to employees and non-employee directors are recorded as deferred compensation at their grant-date fair value, and expensed over the remaining vesting periods of the options. At June 30, 2006, deferred compensation not yet recognized as expense totaled $1,384,617 (unaudited). Options granted to consultants are valued at their respective measurement dates, and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, Medivation will revalue the associated options and recognize additional expense based on their then-current fair values.

Medivation estimates the fair value of each option award using the Black-Scholes option valuation model. Estimated volatility is based on the historical volatility of Medivation’s Common Stock since January 1, 2005, the beginning of the first quarter following the acquisition of Medivation’s current business operations on December 17, 2004. Estimated dividend yield is 0%. Given Medivation’s limited options history to date, in the second quarter of 2006 management adopted the simplified method for estimating the expected term of “plain vanilla” options provided for in Staff Accounting Bulletin 107. Pursuant to that method, the expected term of options granted to employees and non-employee directors is estimated to be six years. In the second quarter of 2006 management also revised to four years the estimated expected term of options granted to consultants. As more historical data regarding optionee exercise practices become available, management will review and revise its expected term assumptions as appropriate. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms.

At June 30, 2006, the total outstanding, and the total exercisable, options under the Medivation Equity Incentive Plan were as follows (unaudited):

	Number Outstanding at Jun. 30, 2006	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Total outstanding options	1,549,250	$2.60	8.7 years	$3,957,514
Total exercisable options	539,668	$2.32	8.6 years	$1,526,539

8.	THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

(a) Medivation Neurology, Inc.

At June 30, 2006, Medivation owned all of the issued and outstanding stock of its operating subsidiary MNI, and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

(b) Medivation Prostate Therapeutics, Inc.

At June 30, 2006, Medivation owned all 3,610,607 (unaudited) shares of the issued and outstanding stock of its operating subsidiary MPT, and is entitled to receive one additional share for each dollar that Medivation subsequently invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its Common Stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan (the MPT Equity Incentive Plan). At June 30, 2006, one option was outstanding under the MPT Equity Incentive Plan. This option, which was issued to the licensor of MPT’s hormone-refractory prostate cancer technology, is exercisable without cash payment for 150,000 (unaudited) shares of MPT Common Stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events including a sale of MPT, a public offering of MPT’s Common Stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” no expense will be recognized with respect to this option unless and until such a liquidity event occurs.

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

The Company leases a single office facility in San Francisco, California under a non-cancelable operating lease that expires in April 2011. Total future lease payments under this lease at June 30, 2006 were $738,741 (unaudited), plus annual operating cost escalations.

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

Our Current Portfolio

Our current portfolio consists of small molecule drugs in development to treat three large, unmet medical needs – Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer.

Alzheimer’s Disease Program. We are conducting a randomized, double-blind, placebo-controlled Phase 2 study of Dimebon in Alzheimer’s disease patients in Russia. We completed enrollment of 183 patients in this study in February 2006, and expect to report study results in the third quarter of 2006.

Huntington’s Disease Program. In January 2006, we filed an investigational new drug application with the U.S. Food and Drug Administration, or FDA, to begin a Phase 1-2a clinical study of Dimebon in Huntington’s disease patients. Our proposed study design has two parts. Part A is an open-label dose escalation phase in which patients will be treated with increasing doses of Dimebon to determine safety, tolerability, pharmacokinetics, and the recommended doses for Part B of the study. Part B is a randomized, double-blind, placebo-controlled phase in which approximately 75 patients will be treated for a period of 90 days to further evaluate the safety and preliminary efficacy of Dimebon as a treatment for Huntington’s disease. In May 2006, we received a letter from the FDA confirming information it initially communicated to us in a February 2006 telephone call that additional rat toxicology data are required before our proposed clinical trial can begin. The FDA expressed the concern that the dose levels of Dimebon used in one of our rat toxicology studies did not result in sufficient toxicity to define a maximum tolerated dose. This information might provide additional guidance to physicians regarding the potential toxicities of Dimebon in humans. To address the FDA’s concern, in March 2006 we initiated additional rat toxicology studies to evaluate Dimebon at higher doses than those used in the prior study. We have completed the 7-day and 28-day rat toxicology studies which support performing Part A of our proposed Phase 1-2a clinical study. We expect to submit the results of those studies to the FDA in August 2006, and believe that the results address the FDA’s concern. We expect to begin Part A of our proposed Phase 1-2a clinical study in the third quarter of 2006, and to complete Part A in the first half of 2007. The 90-day rat toxicology study required to support Part B of our proposed Phase 1-2a clinical study is currently underway, and we expect to complete it in the fourth quarter of 2006. We expect to begin Part B of our proposed Phase 1-2a clinical study in the first half of 2007, and to complete Part B – which we expect to include an efficacy endpoint – in the second half of 2007.

Hormone-Refractory Prostate Cancer Program. Our MDV300 Series compounds are in development for the treatment of hormone-refractory prostate cancer. In the first quarter of 2007 we expect to file an investigational new drug application with the FDA to begin a clinical study of our lead compound, MDV3100, in hormone-refractory prostate cancer patients. Our proposed study design is an open-label dose-escalation trial with each patient continuing on MDV3100 for at least three months in the absence of a significant safety issue or disease progression. In addition, 20 subjects will be enrolled and treated with the maximum-tolerated dose for at least 90 days to further evaluate the safety, tolerability and preliminary efficacy of MDV3100 as a treatment for hormone-refractory prostate cancer. Patients’ serum levels of prostate-specific antigen, a frequently-used surrogate marker of prostate cancer progression, will be measured regularly in the study. Patients will be given the option in certain circumstances to continue treatment for longer periods of time. We have had communications with the FDA to address the proposed clinical trial design and the preclinical studies to be included in our investigational new drug application. We expect to begin this clinical study in the first half of 2007, and to report efficacy data from at least a subset of the hormone-refractory prostate cancer patients in this study in the second half of 2007.

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

Our Business Plan Through June 30, 2007

Our business plan through June 30, 2007 (Business Plan) consists of the following development activities:

Dimebon Alzheimer’s Disease Program: (a) complete our randomized, double-blind, placebo-controlled Phase 2 efficacy study of Dimebon in Alzheimer’s disease patients in Russia in the third quarter of 2006; and (b) if the results are positive, initiate further development, either internally or through sale or partnership of the program.

Dimebon Huntington’s Disease Program: (a) begin Part A of our planned Phase 1-2a clinical study in 2006; (b) complete in the fourth quarter of 2006 the 90-day rat toxicology study required to begin Part B of our planned Phase 1-2a clinical study; and (c) begin Part B of our clinical study in the first half of 2007.

MDV300 Series Prostate Cancer Program: (a) manufacture our lead development candidate MDV3100 for use in IND-enabling preclinical studies and our planned clinical study; (b) complete the IND-enabling preclinical studies; (c) file in the first quarter of 2007 an investigational new drug application seeking FDA approval to begin our planned clinical study; and (d) begin that study in the first half of 2007.

New Technologies: identify, evaluate and, subject to availability of sufficient funds, acquire one new development program.

Based on presently available information, our management believes that achievement of the above development milestones relating to our existing product candidates on or before June 30, 2007 is a reasonably achievable goal. However, the development of biomedical product candidates is subject to high levels of risk, including risks presented by subsequent developments that are unforeseen or unforeseeable, as well as risks that are entirely outside of our control, including the risk of unfavorable results in the preclinical studies required to begin clinical trials, and the risk that the FDA and/or comparable foreign regulatory agencies will deny, or impose burdensome conditions on, our requests to begin clinical trials. We thus cannot guarantee that we will be able to complete any of these milestone events, or that any of them that we do achieve will be on time or on budget.

Liquidity and Capital Resources

We have incurred aggregate net losses of $19,095,648 (unaudited) through June 30, 2006, and we expect to incur substantial and increasing additional losses in the future as we expand our portfolio and continue our research and development activities, particularly the conduct of preclinical and clinical studies. We have not generated any revenue from operations to date, and do not expect to generate operating revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, and we expect this to continue to be the case for the foreseeable future.

As of June 30, 2006, we had cash and cash equivalents and other current assets of $20,741,836 (unaudited), accounts payable and other current liabilities of $1,204,749 (unaudited), and no long-term debt. We expect that this amount will be sufficient to fund the presently budgeted costs of executing our Business Plan, excluding acquisition costs of any new technology we may wish to acquire. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty.

The process of conducting studies required to obtain regulatory approval to sell our product candidates is lengthy and very expensive, and cannot be completed for any of our existing product candidates by June 30, 2007, nor can we control whether we will be able to sell or partner any of our programs by that date. We therefore expect we will need to raise additional financing to fund development activities beyond the scope of our Business Plan, including funding to continue development of our Dimebon/Alzheimer’s disease program beyond completion of the ongoing Phase 2 clinical study, and potentially also to complete one or both of our planned Phase 1-2a clinical studies of Dimebon in Huntington’s disease and of MDV3100 in hormone-refractory prostate cancer. In addition, should we identify one or more new product candidates that we wish to acquire, we may need to raise additional financing sooner than June 30, 2007 to finance the acquisition and subsequent development of any such new product candidate(s). We also may need to raise additional financing before June 30, 2007 should we experience unforeseen delays, cost overruns or both in the development of any of our existing product candidates. We cannot be sure that we will be able to raise additional financing when needed on acceptable terms or at all.

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

The Company is not an “accelerated filer” for the 2006 fiscal year because it remains qualified as a “small business issuer.” Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company until the fiscal year ended December 31, 2007. Notwithstanding the fact that these internal control requirements do not apply to the Company at this time, management has begun reviewing the Company’s internal control procedures to facilitate compliance with those requirements when they become applicable.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 9, 2006. The stockholders elected all of management’s nominees for the board of directors and ratified the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The voting results are as follows:

Election of Directors

Director	For	Withheld
Daniel D. Adams	15,553,096	16
Gregory H. Bailey	15,528,784	24,328
Kim D. Blickenstaff	15,553,096	16
David T. Hung	15,552,412	700

Ratification of Independent Registered Public Accounting Firm for 2006 Fiscal Year

For	Against	Abstentions	Broker Non-Votes
15,552,454	658	0	0

Item 5.	Other Information.

On July 14, 2006, W. Anthony Vernon was elected to the Company’s board of directors. A Report on Form 8-K announcing Mr. Vernon’s election, including the accompanying press release, was filed with the Securities and Exchange Commission on July 17, 2006.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIVATION, INC.

Date: August 14, 2006	By:	/s/ C. PATRICK MACHADO
	Name:	C. Patrick Machado
	Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)