Form 10QSB
period 2006-09-30
MEDIVATION, INC.
filed 2006-11-14
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, 25,329,447 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

Sep. 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,724,256
Short-term investments	15,098,201
Prepaid expenses and other current assets	142,373

Total current assets	17,964,830
Property and equipment (net of accumulated depreciation of $1,534)	7,229
Intellectual property (net of accumulated amortization of $18,821)	63,841
Other assets	36,901

Total assets	$18,072,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,301,773
Other payables	15,800
Series A redeemable preferred stock	11,000

Total current liabilities	1,328,573
Stockholders' equity:
Preferred stock, $0.01 par value per share;
1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.01 par value per share;
50,000,000 shares authorized; 25,295,048 shares issued and outstanding	252,950
Additional paid-in capital	41,617,811
Deferred compensation	(2,553,888)
Deficit accumulated during the development stage	(22,572,645)

Total stockholders' equity	16,744,228

Total liabilities and stockholders' equity	$18,072,801

See accompanying notes to condensed consolidated financial statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,		Inception (Sep. 4, 2003) to to Sep. 30, 2006

	2006	2005	2006	2005
Operating expenses:
General and administrative:
Payroll*	$191,233	$159,846	$521,290	$380,263	$1,467,763
Professional fees*	496,261	437,005	1,182,434	1,457,036	3,083,751
Other general and administrative	152,917	154,208	651,084	600,600	1,711,392

Total general and administrative	840,411	751,059	2,354,808	2,437,899	6,262,906
Research and development:
Payroll*	300,438	218,030	749,130	492,611	1,794,094
Professional fees*	540,608	355,050	1,512,550	1,187,137	3,653,408
Preclinical and clinical studies	1,970,093	1,088,393	5,151,013	1,975,850	9,316,285
Other research and development	50,789	138,681	212,729	169,972	545,849

Total research and development	2,861,928	1,800,154	7,625,422	3,825,570	15,309,636
Loss from operations	(3,702,339)	(2,551,213)	(9,980,230)	(6,263,469)	(21,572,542)
Other expenses (income):
Interest expense (income)	(225,340)	(53,570)	(503,150)	(157,690)	(634,232)
Warrants issued to related party guarantors	—	—	—	—	17,505
Liquidated damages expense:
To related parties	—	987,395	—	1,084,141	1,102,530
To other parties	—	320,175	—	499,429	507,900

Total other expenses (income)	(225,340)	1,254,000	(503,150)	1,425,880	993,703
Loss before provision for income taxes	(3,476,999)	(3,805,213)	(9,477,080)	(7,689,349)	(22,566,245)
Provision for income taxes	—	—	2,400	—	6,400

Net loss	$(3,476,999)	$(3,805,213)	$(9,479,480)	$(7,689,349)	$(22,572,645)

Basic and diluted loss per share:	$(0.14)	$(0.23)	$(0.40)	$(0.60)	$(2.17)

Weighted average common shares outstanding	25,295,048	16,346,986	23,710,015	12,869,775	10,416,979

*	Includes stock-based compensation. See Note 7(e).

See accompanying notes to condensed consolidated financial statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended Sep. 30,		Inception (Sep. 4, 2003) to Sep. 30, 2006

	2006	2005
Cash flows from operating activities:
Net loss	$(9,479,480)	$(7,689,349)	$(22,572,645)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of intellectual property	68,238	—	143,238
Depreciation and amortization	5,589	6,206	20,355
Stock-based compensation	1,278,632	903,224	2,501,134
Liquidated damages accrued:
To related parties	—	1,084,141	1,102,530
To other parties	—	499,429	507,900
Liquidated damages paid:
To related parties	(16,120)	—	(1,102,530)
To other parties	(256,379)	—	(507,900)
Warrants issued to related party guarantors	—	—	17,505
Changes in operating assets and liabilities:			—
Prepaid expenses and other current assets	151,122	233,036	(137,523)
Other assets	(36,901)	—	(36,901)
Accounts payable	126,476	591,852	1,303,414
Other current liabilities	8,175	38,763	17,726

Net cash provided by (used in) operating activities	(8,150,648)	(4,332,698)	(18,743,697)

Cash flows from investing activities:
Medivation cash balances at closing of December 2004 merger	—	—	1,928,839
Purchase of investment securities	(20,858,989)	(11,874,451)	(40,983,793)
Maturities of investment securities	14,297,683	10,000,000	26,297,683
Accrued interest on investment securities	(385,180)	(117,749)	(519,300)
Interest received on investment securities	107,209	—	107,209
Purchase of property and equipment	—	—	(8,763)
Purchase of intellectual property	—	—	(225,000)

Net cash provided by (used in) investing activities	(6,839,277)	(1,992,200)	(13,403,125)

Cash flows from financing activities:
Issuance of Series B preferred stock	—	—	1,800
Issuance of convertible notes:
To related party	—	—	1,250,000
To other party	—	—	600,000
Principal repayment on notes held by related party	—	—	(595,861)
Issuance of common stock for cash	14,250,000	—	35,403,195
Offering costs payable in cash	(1,119,753)	—	(1,808,979)
Class B warrant exercises	—	22,126	20,563
Stock option exercises	—	—	360

Net cash provided by (used in) financing activities	13,130,247	22,126	34,871,078

Net increase (decrease) in cash	(1,859,678)	(6,302,772)	2,724,256
Cash at beginning of period	4,583,934	10,671,707	—

Cash at end of period	$2,724,256	$4,368,935	$2,724,256

Cash paid for interest to related party	$—	$—	$26,859
Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of convertible notes (including accrued interest):
To related party	$—	$—	$688,955
To other party	—	—	610,776
Shares issued to purchase intellectual property	—	—	900
Shares issued for placement agent services in the December 2004 financing	—	—	969,834
Warrants issued for placement agent services in the December 2004 financing	—	—	633,149

	$—	$—	$2,903,614

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Medivation, Inc. (Medivation or the Company), together with its operating subsidiaries, is a life sciences company based in San Francisco, California. Medivation acquires promising pharmaceutical and medical device technologies in the late preclinical development phase, and develops those technologies quickly and cost-effectively through human first proof-of-efficacy studies (generally the end of Phase 2 clinical trials). Depending on the indication, Medivation will either conduct late stage clinical studies and commercialization internally, or seek to partner or sell successful programs to larger pharmaceutical, biotechnology or medical device companies. The Company intends to build and maintain a portfolio of four to six development programs at all times.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Medivation, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, as amended, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2005. The interim results for the period ended September 30, 2006 are not necessarily indicative of results for the full fiscal year.

3.	THE MERGER

On December 17, 2004, the Company acquired its operating subsidiary Medivation Neurology, Inc. (MNI) by merger (the Merger). Because the Merger was accounted for as a reverse merger under generally accepted accounting principles, the consolidated financial statements of the Company for periods prior to December 17, 2004 reflect only the operations of MNI.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

The consolidated financial statements incorporate the accounts of Medivation and its operating subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

(b) Development Stage Company

For the period from inception (September 4, 2003) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward developing its proprietary technologies. The Company has experienced net losses since its inception and had an accumulated deficit of $22,572,645 (unaudited) at September 30, 2006. Such losses and accumulated deficit resulted from the Company’s absence of revenue and significant costs incurred in the development of the Company’s proprietary technologies. The Company expects to incur substantial and increasing losses as it expands its technology portfolio and engages in further research and development activities, particularly the conduct of preclinical and clinical trials.

(c) Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions principally relate to services performed by third parties but not yet invoiced, estimates of the fair value and forfeiture rates of stock options issued to employees and consultants, and estimates of the probability and potential magnitude of contingent liabilities. Actual results could differ from those estimates.

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

The following potential common shares outstanding at September 30, 2006 have been excluded from the computation of diluted net loss per share for the three- and nine-month periods ended September 30, 2006 and 2005, and for the period from inception (September 4, 2003) to September 30, 2006, because they are antidilutive:

Warrants	500,104
Options	1,944,149

TOTAL	2,444,253

(l) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Because of its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS No. 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets. Provisions for income taxes consist solely of the California minimum state corporate income tax, and totaled $0 and $2,400, respectively, for the three- and nine-month periods ended September 30, 2006, $0 and $0, respectively, for the three- and nine-month periods ended September 30, 2005, and $6,400 for the period from inception (September 4, 2003) to September 30, 2006.

5.	INVESTMENT SECURITIES HELD TO MATURITY

The Company accounts for its investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2006, investment securities consisted of Federal Home Loan Bank and Federal National Mortgage Association discount notes maturing between November 2006 and March 2007. The Company has accounted for its investment securities as held-to-maturity since it has the positive intent and ability to hold them to maturity. At September 30, 2006, the estimated fair value of these securities was $15,096,220 (unaudited), resulting in a gross unrealized holding gain of $1,981 (unaudited).

6.	INTELLECTUAL PROPERTY

At September 30, 2006, intellectual property consisted of patents and patent applications acquired from third parties. This intellectual property is being amortized over periods ranging from 156 months to 248 months. Amortization expense on the Company’s intellectual property was $1,103 (unaudited) and $2,069 (unaudited), respectively, for the three months ended September 30, 2006 and 2005, $4,274 (unaudited) and $6,206 (unaudited), respectively, for the nine months ended September 30, 2006 and 2005, and $18,821 (unaudited) for the period from inception (September 4, 2003) to September 30, 2006.

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

(b) Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. The Company has outstanding 110 shares of Series A Redeemable Preferred Stock. The Series A Redeemable Preferred Stock is non-voting, non-convertible and non-dividend bearing. The Series A Redeemable Preferred Stock is redeemable at any time, at the option of the holders thereof, for an aggregate redemption price of $11,000. Because of this redemption feature, the Series A Redeemable Preferred Stock is reflected as a current liability. No other preferred stock of the Company is outstanding.

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

The stock-based compensation expense recorded by the Company in the three months ended September 30, 2006 and 2005, the nine months ended September 30, 2006 and 2005, and the period from inception (September 4, 2003) to September 30, 2006 with respect to awards under the Medivation Equity Incentive Plan is as follows (unaudited):

Income statement line item	Three months ended Sep. 30, 2006	Three months ended Sep. 30, 2005	Nine months ended Sep. 30, 2006	Nine months ended Sep. 30, 2005	Inception (Sep. 4, 2003) to Sep. 30, 2006
Payroll: G&A	$64,517	$44,420	$139,249	$59,073	$250,033
Professional fees: G&A	294,404	84,068	602,233	391,462	1,162,915
Payroll: R&D	104,256	74,032	261,894	156,930	498,676
Professional fees: R&D	111,448	42,608	275,256	295,759	589,510
Total	$574,625	$245,128	$1,278,632	$903,224	$2,501,134

Options granted to employees and non-employee directors are recorded as deferred compensation at their grant-date fair value, and expensed over the remaining vesting periods of the options. At September 30, 2006, deferred compensation not yet recognized as expense totaled $2,553,888 (unaudited). Options granted to consultants are valued at their respective measurement dates, and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, Medivation will revalue the associated options and recognize additional expense based on their then-current fair values.

Medivation estimates the fair value of each option award using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of Medivation and comparable companies. Estimated dividend yield is 0%. Estimated option term is six years for options granted to employees and directors, and four years for options granted to consultants. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms.

At September 30, 2006, the total outstanding, and the total exercisable, options under the Medivation Equity Incentive Plan were as follows (unaudited):

	Number Outstanding at Sep. 30, 2006	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Total outstanding options	1,944,149	$3.18	8.8 years	$11,355,848
Total exercisable options	658,628	$2.37	8.3 years	$4,379,648

8.	THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

(a) Medivation Neurology, Inc.

At September 30, 2006, Medivation owned all of the issued and outstanding stock of its operating subsidiary Medivation Neurology, Inc. (MNI), and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

(b) Medivation Prostate Therapeutics, Inc.

At September 30, 2006, Medivation owned all 4,850,097 (unaudited) shares of the issued and outstanding stock of its operating subsidiary Medivation Prostate Therapeutics, Inc. (MPT), and is entitled to receive one additional share for each dollar that Medivation subsequently invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its Common Stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan (the MPT Equity Incentive Plan). At September 30, 2006, one option was outstanding under the MPT Equity Incentive Plan. This option, which was issued to the licensor of MPT’s hormone-refractory prostate cancer technology, is exercisable without cash payment for 150,000 (unaudited) shares of MPT Common Stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events including a sale of MPT, a public offering of MPT’s Common Stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” no expense will be recognized with respect to this option unless and until such a liquidity event occurs.

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

The Company leases a single office facility in San Francisco, California under a non-cancelable operating lease that expires in April 2011. Total future lease payments under this lease at September 30, 2006 were $707,582 (unaudited), plus annual operating cost escalations.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, found in our Annual Report on Form 10-KSB, as amended.

The following Management’s Discussion and Analysis or Plan of Operation contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, the Risk Factors included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2005. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, and (5) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company

We are a biopharmaceutical company that acquires promising technologies in the late preclinical development phase, and develops them quickly and cost-effectively through human first proof-of-efficacy studies. Depending on the indication, we will either seek to sell or partner successful programs with larger companies for late-stage clinical studies and commercialization, or alternatively conduct those activities independently. We intend to build and maintain a portfolio of four to six development programs at all times.

Our Current Portfolio

Our current portfolio consists of small molecule drugs in development to treat three large, unmet medical needs – Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer.

Alzheimer’s Disease Program. Our proprietary small molecule Dimebon has been shown to prevent the death of brain cells (neurons) in preclinical models of Alzheimer’s disease and Huntington’s disease, making it a novel potential treatment for many neurodegenerative diseases. In September 2006, we announced that Dimebon met all five efficacy endpoints in a six-month randomized, double-blinded, placebo-controlled Phase 2 trial of 183 patients with mild to moderate Alzheimer’s disease conducted at 11 sites in Russia. Patients in the trial were tested for a full spectrum of problems typically caused by Alzheimer’s disease, including memory loss, behavioral disturbances, and inability to perform everyday activities such as bathing and dressing. After six months of treatment, Dimebon-treated patients improved significantly over their starting baseline scores on all of these tests. Dimebon-treated patients also scored significantly better on all of these tests than did placebo-treated patients. Dimebon, which has a 20-year record of human use, also was very well tolerated in this study. Medivation and its advisors designed this study to match closely the design of pivotal registration studies previously accepted by the U.S. Food and Drug Administration, or FDA, to approve drugs to treat mild to moderate Alzheimer’s disease, including duration of treatment, clinical endpoints and patient inclusion/exclusion criteria. Based on these results, we intend aggressively to pursue further development of Dimebon as a potential treatment for Alzheimer’s disease.

Huntington’s Disease Program. In October 2006, we began a U.S. Phase 1-2a clinical study of Dimebon in Huntington’s disease patients, which we are conducting in collaboration with the Huntington Study Group. Our study design has two parts. Part A is an open-label dose escalation phase in which patients will be treated with increasing doses of Dimebon to determine safety, tolerability, pharmacokinetics, and the recommended doses for Part B of the study. Part B is a randomized, double-blinded, placebo-controlled phase in which approximately 75 patients will be treated for a period of 90 days to further evaluate the safety and preliminary efficacy of Dimebon as a treatment for Huntington’s disease. We are currently conducting a 90-day rat toxicology study required to obtain FDA clearance to start Part B of the clinical trial, and we expect that rat toxicology study will be completed in the fourth quarter of 2006.

Hormone-Refractory Prostate Cancer Program. Our MDV300 Series compounds are in development for the treatment of hormone-refractory prostate cancer. In the first half of 2007, we expect to begin a Phase 1-2a clinical study of our lead compound, MDV3100, in hormone-refractory prostate cancer patients. Our proposed study design is an open-label dose-escalation trial with each patient continuing on MDV3100 for at least three months in the absence of a significant safety issue or disease progression. In addition, 20 subjects will be enrolled and treated with the maximum-tolerated dose for at least 90 days to further evaluate the safety, tolerability and preliminary efficacy of MDV3100 as a treatment for hormone-refractory prostate cancer. Patients’ serum levels of prostate-specific antigen, a frequently-used surrogate marker of prostate cancer progression, will be measured regularly in the study. Patients will be given the option in certain circumstances to continue treatment for longer periods of time.

Our Current Clinical Development Plan

Our current clinical development plan for our Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer programs, and the presently estimated timeline for each development milestone, are as follows:

Program	Development Milestone	Estimated Start	Estimated Finish
Alzheimer’s disease:	Phase 2 twelve-month efficacy trial (Russia)	In progress	Q2 2007

	Phase 1 clinical trial (U.S.)	1H 2007	2H 2007

	Phase 2 dose finding clinical trial (U.S.)	2H 2007	2008

	Phase 3 clinical trials (Global)	2008	2010

	Apply for U.S. and European marketing approval	2010	n/a

Huntington’s disease:	Phase 1-2a* clinical trial, Part A (U.S.)	In progress	1H 2007

	Phase 1-2a* clinical trial, Part B (U.S.)	1H 2007	2H 2007

	Phase 3 clinical trials (Global)	2008	2009

	Apply for U.S. and European marketing approval	2009	n/a

Hormone-refractory prostate cancer:	Phase 1-2a* clinical trial (U.S.)	1H 2007	2008

	Report efficacy data from a subset of patients	2H 2007	n/a

	Determine whether to proceed to Phase 3 clinical trials	2008	n/a

*	As used in this report, a “Phase 1-2a” clinical study is one conducted in patients with the applicable disease and that includes at least one efficacy endpoint.

Because of Dimebon’s prior history of human use in Russia, the Russian Ministry of Health allowed us to proceed directly to a large efficacy study with the same duration of treatment and clinical endpoints used by the U.S. Food and Drug Administration (FDA) to approve drugs for mild to moderate Alzheimer’s disease. Taking this approach allowed us to generate risk-reducing data on the safety and efficacy of Dimebon in Alzheimer’s disease patients sooner than would have been possible under a more conventional drug development pathway, in which a sponsor typically would be required to complete Phase 1 and dose finding studies before beginning large efficacy studies. With respect to subsequent Alzheimer’s disease clinical trials, however, our current clinical development plan assumes that we will follow the more conventional drug development pathway and complete Phase 1 and dose finding studies before starting Phase 3 clinical trials. In Huntington’s disease and hormone-refractory prostate cancer, by contrast, we expect to proceed directly to Phase 3 clinical trials in those indications if our Phase 1-2a clinical trials are positive.

Based on presently available information, our management believes that achievement of the above development milestones relating to our existing product candidates by the estimated dates set forth above is a reasonably achievable goal. However, both our proposed development milestones and their estimated start and finish dates are forward-looking statements, and as such are subject to significant risk and uncertainty. We caution you that the development of biomedical product candidates like ours is subject to high levels of risk, including risks presented by subsequent developments that are unforeseen or unforeseeable, as well as risks that are entirely outside of our control, including the risk of unfavorable results in any of our ongoing or planned preclinical and clinical studies. We also caution you that we have not yet received clearance from the FDA or any comparable foreign regulatory agencies to begin any of the clinical trials listed above, except for our ongoing Russian Phase 2 twelve-month efficacy trial in Alzheimer’s disease and Part A of our ongoing U.S. Phase 1-2a clinical trial in Huntington’s disease. We thus face the risk that the FDA and/or comparable foreign regulatory agencies will deny, or impose burdensome conditions on, our requests to begin any of our proposed clinical studies, or require us to conduct additional studies not listed above. We thus cannot guarantee that we will be able to complete any of our projected milestone events, or that any of them that we do achieve will be on time or on budget.

Liquidity and Capital Resources

We have incurred aggregate net losses of $22,469,582 (unaudited) through September 30, 2006, and we expect to incur substantial and increasing additional losses in the future as we expand our portfolio and continue our research and development activities, particularly the conduct of clinical studies. In particular, based on the positive Phase 2 results we reported in September 2006, we intend to accelerate and significantly expand our development work for Dimebon to treat Alzheimer’s disease. Thus, beginning in the fourth quarter of 2006, we expect our research and development expenses to increase considerably over historical levels. We have not generated any revenue from operations to date, and do not expect to generate operating revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, and we expect this to continue to be the case for the foreseeable future.

As of September 30, 2006, we had cash, cash equivalents and short-term investments of $17,822,457 (unaudited), accounts payable and other current liabilities of $1,328,573 (unaudited), and no long-term debt. We expect that our current cash, cash equivalents and short-term investments will be sufficient to fund the presently budgeted costs of executing our Clinical Development Plan through September 30, 2007. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty.

The process of conducting studies required to obtain regulatory approval to sell our product candidates is lengthy and very expensive, and cannot be completed for any of our existing product candidates by September 30, 2007, nor can we control whether we will be able to sell or partner any of our programs by that date. We therefore will need to raise additional financing to fund our Clinical Development Plan beyond September 30, 2007. In addition, should we identify one or more new product candidates that we wish to acquire, we may need to raise additional financing sooner than September 30, 2007 to finance the acquisition and subsequent development of any such new product candidate(s). We also may need to raise additional financing before September 30, 2007 should we experience unforeseen delays, cost overruns or both in executing our Clinical Development Plan. We cannot be sure that we will be able to raise additional financing when needed on acceptable terms or at all.

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

MEDIVATION, INC.

Date: November 14, 2006	By:	/s/ C. PATRICK MACHADO
	Name:	C. Patrick Machado
	Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)