Form 10KSB
period 2006-12-31
MEDIVATION, INC.
filed 2007-02-23
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32836

Medivation, Inc.

(Name of small business issuer in its charter)

Delaware	13-3863260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Hawthorne Street, Suite 610 San Francisco, California 94105	94105
(Address of principal executive offices)	(Zip Code)

(415) 543-3470

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes:  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 16, 2007: $318,469,496

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 16, 2007, there were outstanding an aggregate of 27,745,718 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement with respect to the 2007 Annual Meeting of Stockholders of Medivation, Inc., to be filed pursuant to Rule 14a-101 on Schedule 14A with the Securities and Exchange Commission (the “Commission”) within 120 days after the close of the fiscal year ended December 31, 2006 (the “Definitive Proxy Statement”), have been incorporated by reference in Part III of this Annual Report on Form 10-KSB of Medivation, Inc. (the “Report”).

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts contained in this Report, including statements regarding our anticipated future clinical and regulatory milestone events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates of our ongoing and future clinical studies, statements regarding the anticipated designs of our future clinical studies, statements regarding our anticipated future regulatory submissions, and statements regarding our anticipated future cash position. We have based these forward-looking statements largely on our current expectations and projections about future events, including the responses we expect from the U.S. Food and Drug Administration (FDA) and other regulatory authorities, and financial trends that we believe may affect our financial condition, results of operations, business strategy, preclinical and clinical trials and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Report. These risks are not exhaustive. Other sections of this Report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements.

PART I

Item 1.	Description of Business.

The Company and our Portfolio

We are a biopharmaceutical company engaged in the acquisition, research and development of promising medical technologies. We focus particularly on technologies that have strong intellectual property positions, address large unmet medical needs, and have the potential to enter clinical development within 12 to 18 months after acquisition, and on driving development in a rapid, cost-effective manner. Our current portfolio consists of small molecule drugs in development to treat three large, unmet medical needs—Dimebon™ for the treatment of Alzheimer’s disease, Dimebon for the treatment of Huntington’s disease, and MDV3100 for the treatment of hormone-refractory prostate cancer. Dimebon is a small molecule drug that was approved in 1983 by the Russian Ministry of Health for use as an oral antihistamine. MDV3100 is the lead development candidate in a family of approximately 170 novel small molecules that we refer to as the MDV300 series compounds. We intend to build and maintain a portfolio of four to six development programs at all times, and remain actively engaged in evaluation of new technologies to further expand our portfolio.

Dimebon™ for Alzheimer’s Disease. In September 2006, we reported top-line results from a six-month, randomized, double-blinded, placebo-controlled Phase 2 efficacy study of our proprietary small molecule Dimebon in 183 patients with mild to moderate Alzheimer’s disease. The primary and secondary endpoints in this study, which was conducted at 11 sites in Russia, assessed cognitive function, memory, ability to perform tasks of daily living, global function and behavior, and included the same endpoints accepted by the U.S. Food and Drug Administration (FDA) to approve currently marketed drugs to treat mild to moderate Alzheimer’s disease. Dimebon met all five efficacy endpoints in this study with strong statistical significance compared with placebo. In addition, Dimebon-treated patients also showed statistically significant improvement over their own starting baseline scores on all five efficacy endpoints, meaning that patients taking Dimebon were at higher levels of performance on all five endpoints at the end of six months than they were before starting the study. Dimebon was well tolerated in this study, with fewer serious adverse events in Dimebon-treated patients than in placebo-treated patients. Based on these results, we intend to begin global Phase 3 Alzheimer’s disease studies in 2008 and, if those studies are positive, to apply for U.S. and European marketing approval in Alzheimer’s disease in 2010.

Dimebon™ for Huntington’s Disease. In October 2006, we began a Phase 1-2a study of Dimebon for the treatment of Huntington’s disease. We are conducting this study in collaboration with the Huntington Study Group, a network of more than 250 experienced clinical trial investigators, coordinators and consultants from more than 60 academic and research institutions throughout the United States, Canada, Europe and Australia. The Huntington’s disease clinical trial has two parts: a dose-escalation phase to determine the optimal doses of Dimebon, followed by a three-month randomized, placebo-controlled, double-blinded phase to evaluate the safety and preliminary efficacy of those doses in approximately 75 Huntington’s disease patients. We expect the second phase of the study to begin in the first half of 2007, after the FDA has reviewed the results of additional animal toxicology studies it required us to complete. The primary efficacy endpoint in the trial is the Unified Huntington’s Disease Rating Scale. We expect to report the results of this study in the second half of 2007. Assuming positive results, we plan to begin global Phase 3 Huntington’s disease studies in 2008 and to apply for U.S. and European marketing approval in Huntington’s disease in 2009.

MDV3100 for Hormone-Refractory Prostate Cancer. We expect to begin a Phase 1-2a clinical trial of our proprietary small molecule MDV3100 in patients with hormone-refractory prostate cancer in the first half of 2007, and to report study results from the first subset of these patients in the second half of 2007. If MDV3100 is tolerated and inhibits serum prostate-specific antigen levels in this study, we expect to proceed directly to Phase 3 clinical trials in hormone-refractory prostate cancer and to expand development of this molecule to include hormone-sensitive prostate cancer.

Our Corporate Structure

We have formed separate subsidiaries to hold the technologies we are developing. Our subsidiary Medivation Neurology, Inc. holds our Dimebon technology, and our subsidiary Medivation Prostate Therapeutics, Inc. holds our MDV300 series technology.

Our History and Historical Financial Information

We are a corporation formed in Delaware in October 1995, under our former name Orion Acquisition Corp. II, to identify and consummate a business combination. Medivation Neurology, Inc. was formed in Delaware in September 2003 to acquire and develop Dimebon. On December 17, 2004, Medivation Neurology, Inc. became our subsidiary pursuant to a merger. Medivation Prostate Therapeutics, Inc. was formed in Delaware as our subsidiary to acquire and develop our MDV300 series technology.

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

Early- and Mid-Stage Studies

The data relating to our development programs generated to date have come from early- and mid-stage studies. Our business model is based on the identification, acquisition and development of early-development stage medical technologies that have the potential to mature into successful commercial products. As with any early-development stage program, data supporting our programs at the time we evaluate and acquire them will be incomplete and in need of repetition or validation. The development process requires, among other factors, the preparation of analytics and manufacturing practices, and the generation of safety and efficacy data from preclinical and clinical studies, that comply with all applicable regulatory requirements. Therefore, the results of preclinical studies and early- and mid-stage clinical trials of our product candidates, including the results of our Phase 2 clinical trial of Dimebon in Alzheimer’s disease, are not necessarily predictive of the results of later-stage trials. If we are unable to complete preclinical studies or clinical trials, or if the results of these studies and trials are not satisfactory to convince regulatory authorities or potential partners of the safety and efficacy of our product candidates, we will not be able to attract partners or gain regulatory approval of any of our current or future product candidates.

Our Dimebon Program

Preclinical Rationale for Development

Our decision to begin clinical development of Dimebon for Alzheimer’s disease and Huntington’s disease, and to investigate potential clinical development of Dimebon for other neurological indications, was based in part on the following data.

Potential Neuroprotective Activity

In preclinical experiments, Dimebon demonstrated neuroprotective activity in models relevant to Alzheimer’s disease and Huntington’s disease. The ß-amyloid protein is a known neurotoxin that is widely believed to contribute to the neurofibrillary tangles and plaques that characterize Alzheimer’s disease. When neurons are exposed to the ß-amyloid protein in vitro, a significant portion of them die. Dimebon has been shown to inhibit this ß-amyloid induced neuron death in vitro. In addition, as described in more detail below under “—Performance in Animal Models of Disease and Aging,” in a transgenic Drosophila (fruit fly) model of Huntington’s disease, Dimebon has been shown to protect photoreceptor neurons against death induced by the human gene encoding the huntingtin protein, an abnormal protein widely believed to cause Huntington’s disease.

The mechanism of action by which Dimebon may exert this activity is unknown, but may involve blockade of mitochondrial permeability transition pores (MPTP). Mitochondria are intracellular structures that are responsible for generating energy within all cells. Mitochondria are surrounded by a membrane which contains pores, the MPTP, through which substances can pass between the mitochondria and the surrounding cell. Mitochondrial pore opening has been associated in the published literature with the death of neurons. For example, a review article published in 2003 in The Journal of Physiology and Biochemistry (Jordan J. et al., “Mitochondrial control of neuron death and its role in neurodegenerative disorders”) reports that opening mitochondrial pores can lead to neuron death by allowing excess calcium to flow between the cytoplasm (the area of the cell surrounding the mitochondria) and the mitochondria, and by allowing so-called “suicide factors” (substances which induce cells to kill themselves) to escape from the mitochondria into the cytoplasm. Preclinical data generated to date suggest that Dimebon may reduce permeability of the mitochondrial membrane, whether by means of blocking MPTP or through some other mechanism, which may protect neurons from dying.

Potential Dual Inhibition of Cholinesterase and the NMDA-Receptor

All five drugs previously approved by the FDA to treat Alzheimer’s disease are believed to operate by inhibiting either cholinesterase or the N-methyl-D-aspartate receptor (NMDA-receptor). Preclinical studies have indicated that Dimebon may inhibit both cholinesterase and the NMDA-receptor. We are not aware of any other compound in development that is believed to inhibit both of these Alzheimer’s disease targets.

Published literature suggests that dual-target inhibition of cholinesterase and the NMDA-receptor may be more beneficial to Alzheimer’s disease patients than single-target inhibition alone. A study published in the January 21, 2004 issue of the Journal of the American Medical Association concluded that Namenda®, the leading FDA-approved NMDA-receptor inhibitor, combined with Aricept®, the leading FDA-approved cholinesterase inhibitor, is significantly more effective in treating the symptoms of Alzheimer’s disease than Aricept alone. This study compared the use of a combination of Namenda plus Aricept to Aricept alone in 404 patients with moderate to severe Alzheimer’s disease. After six months of dosing, patients who took the combination therapy (Namenda plus Aricept) had significantly better outcomes on measurements of cognition, activities of daily living, global outcome and behavior compared to patients who took Aricept alone. This study was reported by its authors to be the first to show superiority of dual-target inhibition (NMDA-receptor and cholinesterase inhibition) over single-target inhibition (cholinesterase inhibition only) in Alzheimer’s disease patients.

Performance in Animal Models of Disease and Aging

Active Avoidance Model of Alzheimer’s Disease. In this model, a rat is housed in a two-chambered box with an overhead light in each chamber. A few seconds after the overhead light in a chamber is turned on, an electrical shock is transmitted to the floor beneath the light. The rat quickly learns to move to the adjacent, non-electrically charged chamber as soon as the overhead light is turned on. The rats in this study were given a neurotoxin that appears to impair their cognition and memory. The impaired rats were then treated with either control vehicle (saline), Dimebon or tacrine (the first cholinesterase inhibitor approved by the FDA to treat Alzheimer’s disease, but now rarely used), and tested for their ability to avoid electrical shock, as well as for time required to move to the non-electrically charged chamber of the box. Dimebon performed comparably or superior to tacrine in this experiment.

Morris-Water Maze Model of Alzheimer’s Disease. In this model, a rat swims in a five-foot diameter vat of water containing a small submerged platform which the swimming rat cannot see. An overhead video camera tracks the rat’s swimming path, which is digitized, mapped and measured. The rat swims randomly in the vat of water with no place to rest until it finds the submerged platform. The rat is trained to find the platform and once it does and remembers the location of the platform, the route that the rat takes from its starting place to the platform becomes more direct and less random. Control rats eventually learn and remember the location of the platform and swim in a fairly direct route to the platform.

In these experiments, rats received injections of neurotoxin, followed by treatment with placebo, Aricept®, Namenda® or Dimebon for approximately three and one-half weeks. For approximately the first one and one-half weeks of treatment, the rats were trained to find the submerged platform. Training was then stopped, and assessments of memory were made at approximately two and four weeks. Placebo-treated rats did not learn or remember the location of the platform and swam randomly. By contrast, rats treated with Aricept®, Namenda® or Dimebon all showed comparable improvement in their ability to learn and remember the platform’s location, as indicated by a more direct (less random) swimming pattern to the submerged platform. After drug treatment was discontinued at the end of approximately three and one-half weeks, rats treated with Aricept® appeared to forget the location of the submerged platform, as evidenced by their swimming pattern becoming more random and less direct, while rats treated with Namenda® or Dimebon continued to remember the location.

Drosophila Fruit Fly Model of Huntington’s Disease. The gene responsible for Huntington’s disease was discovered in 1993. This discovery allowed scientists to develop transgenic animal models of Huntington’s disease—models in which the animals have been engineered to express the human Huntington’s disease gene. One such model is the Drosophila fruit fly model. Insertion of the human Huntington’s disease gene into the Drosophila fruit fly induces many of the pathological and clinical signs of Huntington’s disease seen in humans. In this experiment, Dimebon was administered to one group of transgenic flies in their food for a period of seven days, while the second group of transgenic flies did not receive Dimebon. At the end of this period, the eyes of each group of flies were examined under a microscope, and the numbers of functioning photoreceptors were counted. Dimebon was found to protect these photoreceptors against the neuronal death associated with Huntington’s disease in a dose dependent manner.

Mouse Anti-Aging Study. Dimebon also has been shown to reduce certain aging-associated conditions, and to increase survival, in normally-aging mice. In this study, 100 normally-aging mice, which have a typical lifespan of approximately two years, were given either Dimebon (dissolved in their daily drinking water, 50 mice) or a placebo (drinking water control, 50 mice) for 13 months. At the end of the study, Dimebon was found to reduce several common signs of aging associated with this animal model—cataracts (37% reduction), hair loss (44% reduction) and cachexia (age-associated weight loss). Most significantly, Dimebon was shown to prolong survival in this experiment. At the end of the study, 83% more mice were alive in the Dimebon group than in the control group.

First Clinical Indication—Alzheimer’s Disease

Alzheimer’s Disease

Alzheimer’s disease, the leading cause of dementia, is characterized by the progressive loss of memory, thinking (cognitive function) and the ability to perform the activities of daily living (global function). There is currently no cure. According to the Alzheimer’s Association and the American Health Assistance Foundation:

•	Alzheimer’s disease currently affects approximately 4.5 million people in the U.S., including as many as 10% of people aged 65 and older and nearly 50% of those aged 85 and older.

•	Worldwide, Alzheimer’s disease affects 18 million people, and that number is expected to reach 34 million by 2025.

•	There are 350,000 new diagnoses of Alzheimer’s disease, and 59,000 Alzheimer’s disease deaths, per year in the U.S.

•	Following initial diagnosis, patients live 8 years, on average, but may live up to 20 years with the disease.

•	Total annual expenditures on Alzheimer’s disease in the U.S. exceed $100 billion annually, and the average lifetime cost per Alzheimer’s disease patient is $174,000.

The precise physical changes in the brain that produce Alzheimer’s disease are complex and not completely understood. However, the two best-validated drug targets for Alzheimer’s disease are cholinesterase and the

N-methyl-D-aspartate receptor (NMDA-receptor). There are only four commonly-used drugs that the FDA has approved for the treatment of Alzheimer’s disease. Although the precise mechanism of action of these four drugs is unknown, three of these drugs are believed to inhibit cholinesterase, and one is believed to inhibit the NMDA-receptor. (A fifth cholinesterase-inhibiting drug, Cognex® (tacrine), was approved in 1993 but is very rarely used.) These four drugs and their respective marketers, FDA approval dates (as listed in the FDA’s on-line edition of its Orange Book) and postulated mechanisms of action (as appearing in the package inserts for these drugs) are set forth in the following table.

Drug (Trade Name/Generic)	Marketed by	FDA Approval Date	Postulated Mechanism
Aricept® (donepezil)	Pfizer Inc./Eisai Co., Ltd.	November 25, 1996	Cholinesterase inhibition
Exelon® (rivastigmine)	Novartis AG	April 21, 2000	Cholinesterase inhibition
Razadyne® (galantamine)	Johnson & Johnson	February 28, 2001	Cholinesterase inhibition
Namenda® (memantine)	Forest Laboratories, Inc.	October 16, 2003	NMDA-receptor inhibition

According to Rodman and Renshaw equity research, the worldwide market for Alzheimer’s disease drugs in 2005 was $3.2 billion, with the largest selling cholinesterase inhibitor, Aricept®, generating $1.9 billion of those sales. Exelon®, the second largest-selling cholinesterase inhibitor, generated $467 million in global sales for Novartis AG in 2005, while Forest Laboratories, Inc.’s NMDA-receptor antagonist Namenda® generated sales of $508 million in its fiscal year ended March 31, 2006.

The market performance of the existing Alzheimer’s disease therapeutics is particularly noteworthy given that their clinical performance to date has been modest. Specifically, as stated in their FDA-approved labeling, none of the drugs approved by the FDA to treat Alzheimer’s disease has been proven to prevent or change the underlying process of brain deterioration (neurodegeneration) in patients with Alzheimer’s disease. Rather, these drugs have been shown only to slow the worsening of the symptoms of Alzheimer’s disease—primarily loss of cognitive and global function. Furthermore, in the studies submitted in support of applications for FDA approval of these drugs, none of these drugs was shown significantly to improve both cognitive and global function over a six-month period in the patients studied. Thus, we believe that there is room for improvement in this large and growing pharmaceutical market.

Phase 2 Clinical Trial

In September 2006, we reported top-line results of a six-month, randomized, double-blinded, placebo-controlled Phase 2 efficacy study of Dimebon in 183 patients with mild to moderate Alzheimer’s disease. This study was conducted at 11 sites in Russia, pursuant to approval granted by the Russian Ministry of Health in 2005. In collaboration with our experienced U.S. Alzheimer’s disease clinical advisors, we designed this study to mirror as closely as possible the design of the pivotal registration studies previously accepted by the FDA as the basis for approving drugs for the treatment of mild to moderate Alzheimer’s disease. Specifically, we used the same clinical endpoints, the same duration of treatment, and substantially identical patient inclusion and exclusion criteria in our study as were used in previous pivotal registration studies, and we took steps to ensure that the study was conducted in accordance with good clinical practices (GCP). However, we caution you that the FDA has not accepted our study as a pivotal registration study, and may never do so.

We met all five efficacy endpoints in this study with a high level of statistical significance. Compared with patients receiving placebo, patients treated with Dimebon demonstrated highly statistically significant improvement on the study’s primary efficacy endpoint, the Alzheimer’s Disease Assessment Scale-cognitive subscale (ADAS-cog; 4.0 point improvement in the mean change from baseline to week 26 as compared to placebo; p < 0.0001), and on the key secondary efficacy endpoint, the Clinician’s Interview-Based Impression of Change—plus caregiver assessment (CBIC-plus; 0.6 point improvement in the mean change from baseline to week 26 as compared to placebo; p < 0.0001). Dimebon-treated patients also achieved statistically significant improvement (p < 0.01) compared with placebo-treated patients on all three of the other secondary efficacy endpoints—the Activities of Daily Living, the Neuropsychiatric Inventory and the Mini Mental State Examination.

In addition to these improvements in comparison to placebo, Dimebon-treated patients also showed statistically significant improvement over their own starting baseline scores on all five efficacy endpoints used in this study (p < 0.05). This means that patients taking Dimebon were at higher levels of performance on all five endpoints at the end of six months than they were before starting the study. By contrast, placebo-treated patients deteriorated from baseline on all five endpoints.

We are not aware of any published study in which a drug has achieved statistically significant improvement both over placebo and over baseline on these five relevant Alzheimer’s disease clinical endpoints.

Dimebon also was well tolerated in this study. There were fewer serious adverse events in Dimebon-treated patients than in placebo-treated patients. No gastrointestinal side effects occurred in more than 3% of the Dimebon-treated patients except for dry mouth, which occurred in 13.5% of the Dimebon-treated patients. A higher percentage of Dimebon-treated patients than placebo-treated patients completed the trial (87.6% and 81.9%, respectively), for an overall trial completion rate of 84.7%.

Extension of Phase 2 Clinical Trial

We offered all patients completing the first six months of our Phase 2 study the opportunity to continue their participation for an additional six months, and approximately 86% of these patients accepted our offer. All patients participating in the extension study remain in the same treatment group to which they were originally randomized (Dimebon or placebo), and they, their physicians and all other people directly involved in the conduct of the study remain blinded. We expect to report top-line results from this extension study, which will provide twelve-month data on Dimebon in Alzheimer’s disease patients, in the second quarter of 2007.

Subsequent Development Plans

Given the strong data generated in our Phase 2 study, we believe that aggressive further development of Dimebon to treat Alzheimer’s disease is merited. We have initiated a clinical development plan which we believe will allow us to begin global Phase 3 clinical studies in Alzheimer’s disease in 2008 and, if those studies are positive, to apply for U.S. and European marketing approval for Alzheimer’s disease in 2010. However, we caution you that these are forward-looking statements, and as such are subject to significant risk and uncertainty.

Second Clinical Indication—Huntington’s Disease

Huntington’s Disease

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

Phase 1-2a Clinical Trial

In October 2006, we began a Phase 1-2a clinical trial of Dimebon in patients with Huntington’s disease. The Huntington’s disease clinical trial has two parts: a dose-escalation phase to determine the optimal doses of Dimebon, followed by a three-month randomized, placebo-controlled, double-blinded phase to evaluate the safety and preliminary efficacy of those doses in approximately 75 Huntington’s disease patients. We expect the second phase of the study to begin in the first half of 2007, after the FDA has reviewed the results of additional animal toxicology studies it required us to complete. The primary efficacy endpoint in the trial is the Unified Huntington’s Disease Rating Scale, and results are expected in the second half of 2007. Medivation is conducting this trial in collaboration with the Huntington Study Group, a network of more than 250 experienced clinical trial investigators, coordinators and consultants from more than 60 academic and research institutions throughout the United States, Canada, Europe and Australia.

Subsequent Development Plans

If the results of our ongoing Phase 1-2a clinical trial are positive, we intend to begin global Phase 3 clinical studies in Huntington’s disease in 2008 and, if those studies are positive, to apply for U.S. and European marketing approval for Huntington’s disease in 2009. However, we caution you that these are forward-looking statements, and as such are subject to significant risk and uncertainty.

Potential Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Huntington’s disease is specifically mentioned in the Orphan Drug Act as an example of an orphan indication, and the FDA previously has granted orphan drug designation to other drugs in development to treat Huntington’s disease. We therefore believe that Dimebon qualifies for orphan drug designation for treating Huntington’s disease. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. Orphan drug designation does not shorten the duration of the regulatory review or approval process.

Potential Fast Track Status and Priority New Drug Application (NDA) Review

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

Other Potential Indications

Based on the data described above, we believe that a scientific and clinical rationale exists for exploring the potential of Dimebon to treat other human neurological diseases in addition to Alzheimer’s disease and Huntington’s disease. We thus intend to conduct additional preclinical studies of Dimebon to explore its potential efficacy in other neurological indications.

Our MDV300 Series Prostate Cancer Program

Our subsidiary Medivation Prostate Therapeutics, Inc. (MPT) owns an exclusive, worldwide commercial license to a series of novel small molecules, referred to as the MDV300 series compounds. In in vitro and in vivo studies, these compounds have demonstrated promising results, including the ability to inhibit the growth of human hormone-refractory prostate cancer cells implanted into mice. Our lead development candidate from the MDV300 series is a molecule we refer to as MDV3100.

Prostate Cancer Statistics

According to the American Cancer Society, prostate cancer is the most commonly diagnosed cancer among men in the U.S., other than skin cancer. The American Cancer Society estimates that approximately 219,000 new cases of prostate cancer will be diagnosed, and approximately 27,000 men will die of prostate cancer, in the U.S. alone during 2007. Prostate cancer is thus the second-leading cause of cancer death in men in the U.S., after lung cancer.

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

Accordingly, the leading therapies currently used for the treatment of metastatic prostate cancer are focused on diminishing, or “antagonizing,” the effects of androgens on prostate cancer cells. This effect is achieved through two separate approaches. The first approach uses drugs known as “anti-androgens,” which directly block the interaction of androgens with the androgen receptor. Casodex® (bicalutamide), sold by AstraZeneca PLC, is the largest selling of these drugs, with global annual sales of more than $1.2 billion in 2006 according to the public disclosures of AstraZeneca PLC. The second approach is to reduce the amount of androgens produced in the body, primarily in the testes. This can be achieved surgically by removal of both testicles (orchiectomy) or through use of drugs known as luteinizing hormone-releasing hormone (LHRH) agonist drugs, which lower the native production of testosterone in the testicles (sometimes called “chemical castration”). Anti-androgens and LHRH agonists often are given in combination therapy, an approach known as a “combined androgen blockade.” However, because these therapies operate by reducing the ability of androgens to fuel the growth of prostate cancer cells, they generally are effective only on prostate cancers which remain hormone-sensitive—i.e., those which still depend on androgens for growth.

The Hormone-Refractory State. Most metastatic prostate cancer initially is hormone-sensitive and thus responds to hormonal therapies. However, according to a study published in the October 7, 2004 issue of The New England Journal of Medicine, virtually all hormone-sensitive metastatic prostate cancer undergoes changes that convert it from being dependent on androgens for growth to becoming androgen-independent in a median of 18-24 months after initiation of hormonal therapy. Prostate cancer in this state is known as “hormone-resistant” or “hormone-refractory” prostate cancer (HRPC). The switch from the hormone-sensitive to the hormone-refractory state following initiation of hormonal therapy is generally determined based on either rising levels of prostate-specific antigen (PSA) or documented disease progression as evidenced by imaging tests or clinical symptoms. Metastatic prostate cancer that has become hormone-refractory is extremely aggressive; these patients have a median survival of only 10 to 12 months.

A primary reason that HRPC is so deadly is that it is difficult to treat. HRPC no longer responds to hormonal therapies that are effective in the hormone-sensitive state. To further complicate the situation, due to biological changes in prostate cancer that has entered the hormone-refractory state, drugs that initially block the androgen receptor and inhibit growth of hormone-sensitive prostate cancer may have precisely the opposite effect and start to fuel the growth of HRPC. Agents are clearly needed to improve the treatment options for patients with HRPC.

Switch from the Hormone-Sensitive to the Hormone-Refractory State

One of the factors that historically hindered the development of drugs to treat HRPC was that the cause of the switch from the hormone-sensitive to the hormone-refractory state was not known. This problem recently was addressed by Dr. Charles Sawyers and his colleagues at the Howard Hughes Medical Institute and the University of California, Los Angeles, who discovered that one of the important mechanisms by which prostate cancer cells switch from the hormone-sensitive to the hormone-refractory state appears to be through overexpression of the androgen receptor. In the published results of experiments comparing gene expression in hormone-sensitive and hormone-refractory prostate cancer cells, published in the January 1, 2004 issue of Nature Medicine, Dr. Sawyers and his colleagues reported that an increase in androgen receptor expression was the only gene change consistently associated with hormone-refractory disease. In a series of experiments, scientists showed (as expected) that activation of the androgen receptor in hormone-sensitive human prostate cancer cell lines was inhibited by current androgen receptor blockers, including Casodex®. However, when the prostate cancer cell lines were genetically engineered to overexpress the androgen receptor (converting them from the hormone-sensitive to the hormone-refractory state), not only did Casodex® fail effectively to inhibit the androgen receptor in these cells, but in some cases it became a stimulant of the androgen receptor. Androgen receptor activation is correlated with the growth of prostate cancer. This finding is consistent with the published human clinical experience with Casodex® in HRPC.

The MDV300 Series Compounds

Prompted by the discovery of a mechanism by which prostate cancer shifts from the hormone-sensitive to the hormone-refractory state, Dr. Michael Jung and his colleagues in the Department of Chemistry at the University of California, Los Angeles, synthesized a series of organic small molecules, which we refer to as the MDV300 series compounds, which bind to and block the androgen receptor. Based upon the discovery that androgen receptor overexpression converts prostate cancer from the hormone-sensitive to hormone-refractory state, these scientists hypothesized that HRPC might be more effectively treated with agents that bind to and block the androgen receptor in a different manner than Casodex® or other androgen receptor blockers currently used for the treatment of hormone-sensitive prostate cancer. The MDV300 series compounds consist of approximately 170 chemical entities.

Existing Preclinical Data

Experiments Using Human HRPC Cells. In these experiments, human HRPC cell lines were created by engineering cultured human prostate cancer cells to overexpress the androgen receptor. Both MDV300 series compounds and Casodex®, the leading FDA-approved therapy for hormone-sensitive prostate cancer, were then tested in these human HRPC cells. The impact of these drugs on four endpoints of potential interest in treating HRPC was measured—the degree to which they activated the androgen receptor, the degree to which they affected the expression of PSA, the degree to which they inhibited the growth of human HRPC cells, and the degree to which they inhibited the growth of tumors due to human HRPC cells that had been implanted into mice. MDV300 series compounds showed promising effects in these experiments while Casodex®, as would be expected based on its known limited efficacy in treating HRPC, did not. In our opinion, the results of these experiments provide a scientific rationale for considering MDV300 series compounds as potential therapeutic agents for HRPC.

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

Rationale for Further Development

We believe that the MDV300 series compounds show promise as potential prostate cancer therapeutics for several reasons. First, we believe that the data described above, which were conducted using human prostate cancer cell lines, suggest that these drugs may have clinical activity in HRPC, an indication for which a large unmet medical need presently exists. Second, the performance of Casodex® in these experiments—suggesting limited efficacy in treating HRPC—is consistent with what has been seen previously in clinical practice. This factor increases our confidence that the human HRPC cell lines used in these experiments may be predictive of actual human HRPC. Third, unlike in most cancers, in prostate cancer there is a widely used surrogate marker of tumor growth—PSA. By monitoring PSA levels in our early clinical trials, we believe we will be able to obtain indications of any potential efficacy earlier than would be the case in other cancers lacking such surrogate markers. In prostate cancer patients, PSA levels are used as a proxy to track tumor growth. We believe this will improve the efficiency of the development process and reduce the risk profile by accelerating the determination of the clinical activity and optimum doses of our selected compounds. Finally, the performance of MDV300 series compounds in these experiments suggests not only potential efficacy in treating HRPC, but also potential efficacy in treating hormone-sensitive prostate cancer, which is known to be sensitive to agents that block the androgen receptor.

Phase 1-2a Clinical Trial and Subsequent Development Plans

We expect to begin a U.S. Phase 1-2a trial of MDV3100 in patients with HRPC in the first half of 2007. Study results from the first subset of patients in the Phase 1-2a study are expected in the second half of 2007. If MDV3100 is tolerated and inhibits serum PSA levels in this study, we expect to proceed directly to Phase 3 clinical trials in HRPC. We also anticipate initiating development of MDV3100 in hormone-sensitive prostate cancer if the results of our planned Phase 1-2a trial in HRPC are positive. However, we caution you that these are forward-looking statements and are subject to significant risk and uncertainty.

Potential Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The FDA previously has granted orphan drug designation to other drugs in development to treat

HRPC, or the symptoms associated with this disease. We therefore believe that our MDV300 series compounds qualify for orphan drug designation for treating HRPC. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. Orphan drug designation does not shorten the duration of the regulatory review or approval process.

Intellectual Property

As of December 31, 2006, we owned issued patents in the U.S., Europe and Hong Kong claiming the use of Dimebon and certain related compounds to treat neurodegenerative diseases, and an issued patent in the U.S. claiming the use of Dimebon to treat Alzheimer’s disease. The U.S. and European patents expire in October 2016. However, if we succeed in receiving regulatory approval to sell Dimebon, then under current laws our patent protection for Dimebon for the first approved indication may be eligible for extension for up to five additional years. We also own multiple pending patent applications claiming, among other things, the use of Dimebon to treat Huntington’s disease and other undisclosed indications. We own all of the above Dimebon intellectual property and have full control over prosecution and enforcement against potential infringers. In addition, we have an exclusive license to multiple pending patent applications covering the MDV300 series compounds, including our lead development candidate MDV3100, and their uses in the treatment and prevention of disease. We intend to prosecute all of our owned intellectual property, and request that our licensors prosecute all of our licensed intellectual property, in the U.S., Europe and other jurisdictions that we deem appropriate.

We require our employees and consultants to execute non-disclosure and proprietary rights agreements at the beginning of employment or consulting arrangements with us. These agreements generally acknowledge our exclusive ownership of all intellectual property, including, but not limited to patents, developed by the individual during the course of his or her work with us and require that all proprietary information disclosed to the individual remain confidential. We intend to enforce vigorously our intellectual property rights if infringement or misappropriation occurs.

Competition

The drug and medical device markets are intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four drugs currently marketed to treat Alzheimer’s disease, and these drugs all target at least one of the same mechanisms as does Dimebon. In addition, the approved Alzheimer’s disease drugs are all dosed once or twice per day, while Dimebon was dosed three times per day in our Phase 2 clinical trial. This difference in dosing regimen may make Dimebon less competitive than alternative Alzheimer’s disease drugs if Dimebon receives marketing approval based on a thrice per day dosing regimen. Companies marketing these FDA-approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Pfizer Inc., Novartis AG and Johnson & Johnson. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and HRPC, including compounds already in Phase 3 clinical trials. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs, as well as from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we or any of our partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

Manufacturing

Dimebon

The Dimebon tablets and matching placebos we used in our Phase 2 Alzheimer’s disease clinical trial, including the ongoing extension phase of that trial, were produced by a Russian company that is licensed by the Russian government to manufacture Dimebon tablets for human use in Russia (where Dimebon has been approved for human use as an anti-histamine since 1983) and has engaged in such manufacture for several years. The Dimebon tablets and matching placebos being used in our Phase 1-2a Huntington’s disease clinical trial were manufactured in the U.S. under conditions complying with U.S. good manufacturing practices (GMP).

We believe that the Dimebon manufactured to date under U.S. GMP-compliant conditions will be sufficient to supply our presently anticipated preclinical and clinical studies in both the Alzheimer’s disease and Huntington’s disease indications before Phase 3. However, we believe that our existing manufacturing process for Dimebon is not optimal for Phase 3 clinical trials and commercialization because it involves use of a chemical that is hazardous to handle, difficult to source and expensive to process. We are refining our manufacturing process to avoid use of this chemical in order to manufacture Dimebon at commercial-scale on a cost-effective basis. We expect this process development and associated scale-up work to be completed in time to support our goal of starting global Phase 3 clinical studies in Alzheimer’s disease and Huntington’s disease in 2008. However, we caution you that this is a forward-looking statement and that we cannot guarantee that we will be able to complete this work on a timely basis or at all.

MDV3100

The MDV3100 to be used in our upcoming Phase 1-2a clinical trial in HRPC was manufactured under U.S. GMP-compliant conditions at laboratories located in the U.S. Based on currently available information, we believe that the existing process for manufacturing MDV3100 is suitable for scale-up to commercial-scale on a cost-effective basis.

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

Sergey Bachurin, Ph.D., D.Sc., Prof. Dr. Bachurin is the Director of the Institute of Physiologically Active Compounds in Chernogolovka, Russia, and a member of the Russian Academy of Sciences. Dr. Bachurin has served as a visiting scholar at several U.S. academic research centers, including the University of California, San Francisco, Tufts University and St. Elizabeth’s Medical Center. Dr. Bachurin holds a Ph.D. in Chemical Catalysis and a D.Sc. in Biochemistry from Moscow State University. In addition, Dr. Bachurin holds a Professor degree in Bioorganic Chemistry from the Institute of Physiologically Active Compounds.

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

Michael E. Jung, Ph.D. Dr. Jung is a Distinguished Professor of Chemistry at the University of California, Los Angeles, where his research focuses on the development of new synthetic methods and the total synthesis of biologically interesting natural products. Dr. Jung has authored more than 240 scientific publications, and is a named inventor on multiple issued patents and pending patent applications. He holds a B.A. from Rice University in Houston and a Ph.D. in Chemistry from Columbia University in New York City.

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

Marc A. Shuman, M.D. Dr. Shuman is Professor of Medicine at the University of California, San Francisco, and Chief of Hematology and Director of the Prostate Cancer Program at the UCSF Comprehensive Cancer Center. Dr. Shuman also serves as Clinical Director of the California Institute for Quantitative Biomedical Research. Dr. Shuman is a member of the American Society of Clinical Investigation and the Association of American Physicians, and has published extensively in the field of prostate cancer. Dr. Shuman received his M.D. from the Thomas Jefferson Medical College and clinical training at the University of Pennsylvania and Washington University in St. Louis.

Roger Tung, Ph.D. Dr. Tung is the president and CEO of Concert Pharmaceuticals. He has more than twenty years of experience in scientific and scientific management positions at the Squibb Institute for Medical Research, Merck Research Laboratories and Vertex Pharmaceuticals Incorporated. Prior to joining Concert, he served as Vice President, Drug Discovery, of Vertex Pharmaceuticals Incorporated. He discovered two of Vertex’s currently marketed products, and is an inventor on multiple issued U.S. patents. Dr. Tung holds a Ph.D. in Pharmaceutical Chemistry from the University of Wisconsin-Madison.

Employees

As of December 31, 2006, we had nine employees, all but one of whom were full-time.

Item 2.	Description of Property.

We currently lease approximately 5,700 square feet of office space located at 55 Hawthorne Street, Suite 610, San Francisco, California 94105 for all of our operations. The telephone number at our office is (415) 543-3470.

Item 3.	Legal Proceedings.

The company is not a party to any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2006 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Common Stock Prices

Our common stock began trading on the American Stock Exchange on March 15, 2006 under the symbol “MDV.” Prior to that date, our common stock was quoted on the OTC Bulletin Board under the symbol “MDVN.” The following table sets forth on a per share basis the high and low bid prices of our common stock as reported on the OTC Bulletin Board from January 1, 2005 through March 14, 2006, and the high and low sales prices of our common stock as reported on the American Stock Exchange from March 15, 2006 through December 31, 2006.

	High	Low
Year ended December 31, 2005
First quarter	$3.80	$1.50
Second quarter	$4.30	$3.00
Third quarter	$3.65	$2.05
Fourth quarter	$3.00	$1.80
Year ended December 31, 2006
January 1, 2006 to March 14, 2006	$5.00	$2.40
March 15, 2006 to March 31, 2006	$4.45	$3.83
Second quarter	$5.92	$3.80
Third quarter	$9.50	$3.95
Fourth quarter	$18.87	$9.00

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of February 16, 2007, we had 125 holders of record of common stock.

The source of the information provided in the table above for period from January 1, 2005 through March 14, 2006 is the OTC Bulletin Board®, Trade and Quote Summary Report, and represents prices between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Recent Sales of Unregistered Securities

On March 27, 2006, warrants for 7,742 shares of common stock were exercised on a cashless basis in exchange for 4,742 shares of common stock. On April 17, 2006, warrants for 316,645 shares of common stock were exercised on a cashless basis in exchange for 214,395 shares of common stock. On November 27, 2006, warrants for 35,145 shares of common stock were exercised on a cashless basis in exchange for 31,414 shares of common stock. On December 19, 2006, warrants for 126,145 shares of common stock were exercised on a cashless basis in exchange for 114,288 shares of common stock. The exercises were effected in reliance on Section 3(a)(9) of the Securities Act.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, included elsewhere in this Report. The following Management’s Discussion and Analysis or Plan of Operation contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this Report. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, and (5) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company

We are a biopharmaceutical company engaged in the acquisition, research and development of promising medical technologies. We focus particularly on technologies that have strong intellectual property positions, address large unmet medical needs, and have the potential to enter clinical development within 12 to 18 months after acquisition, and on driving development in a rapid, cost-effective manner. We intend to build and maintain a portfolio of four to six development programs at all times, and remain actively engaged in evaluation of new technologies to further expand our portfolio.

Our Current Portfolio

Our current portfolio consists of small molecule drugs in development to treat three large, unmet medical needs—Dimebon™ for the treatment of Alzheimer’s disease, Dimebon for the treatment of Huntington’s disease, and MDV3100 for the treatment of hormone-refractory prostate cancer. Dimebon is a small molecule drug that was approved in 1983 by the Russian Ministry of Health for use as an oral antihistamine. MDV3100 is the lead development candidate in a family of approximately 170 novel small molecules that we refer to as the MDV300 series compounds.

Alzheimer’s Disease Program. Our proprietary small molecule Dimebon has been shown to inhibit the death of brain cells (neurons) in preclinical models of Alzheimer’s disease and Huntington’s disease, making it a novel potential treatment for many neurodegenerative diseases. In September 2006, we announced that Dimebon met all five efficacy endpoints in a six-month randomized, double-blinded, placebo-controlled Phase 2 trial of 183 patients with mild to moderate Alzheimer’s disease conducted at 11 sites in Russia. Patients in the trial were tested for a full spectrum of problems typically caused by Alzheimer’s disease, including memory loss, behavioral disturbances, and inability to perform everyday activities such as bathing and dressing. After six months of treatment, Dimebon-treated patients scored significantly better on all of these tests than did placebo-treated patients. Dimebon-treated patients also improved significantly over their own starting baseline scores on all of these tests. Dimebon also was well tolerated in this study. Medivation and its advisors designed this study to match closely the design of pivotal registration studies previously accepted by the FDA to approve drugs to treat mild to moderate Alzheimer’s disease, including duration of treatment, clinical endpoints and patient inclusion/exclusion criteria. Based on these results, we intend aggressively to pursue further development of Dimebon as a potential treatment for Alzheimer’s disease.

Huntington’s Disease Program. In October 2006, we began a U.S. Phase 1-2a clinical study of Dimebon in Huntington’s disease patients, which we are conducting in collaboration with the Huntington Study Group. Our study design has two parts. Part A is an open-label dose escalation phase in which patients will be treated with increasing doses of Dimebon to determine safety, tolerability, pharmacokinetics, and the recommended doses for Part B of the study. Part B is a randomized, double-blinded, placebo-controlled phase in which approximately 75 patients will be treated for a period of 90 days to further evaluate the safety and preliminary efficacy of Dimebon as a treatment for Huntington’s disease. We expect Part B of the study to begin in the first half of 2007, after the FDA has reviewed the results of additional animal toxicology studies it required us to complete.

Hormone-Refractory Prostate Cancer Program. Our MDV300 series compounds are in development for the treatment of HRPC. In the first half of 2007 we expect to begin a Phase 1-2a clinical study of our lead compound, MDV3100, in HRPC patients. Our proposed study design is an open-label dose-escalation trial with each patient continuing on MDV3100 for at least three months in the absence of a significant safety issue or disease progression. In addition, 20 subjects will be enrolled and treated with the maximum-tolerated dose for at least 90 days to further evaluate the safety, tolerability and preliminary efficacy of MDV3100 as a treatment for HRPC. Patients’ serum levels of PSA, a frequently-used surrogate marker of prostate cancer progression, will be measured regularly in the study. Patients will be given the option in certain circumstances to continue treatment for longer periods of time.

Our Current Development Plan

Our current development plan for our Alzheimer’s disease, Huntington’s disease and HRPC programs, and the presently estimated timeline for each development milestone, are as follows:

Program	Development Milestone	Estimated Start	Estimated Finish
Alzheimer’s disease:	Phase 2 twelve-month efficacy trial (Russia)	In progress	Q2 2007
	Phase 1 clinical trial (U.S.)	1H 2007	2H 2007
	Phase 2 dose finding clinical trial (U.S.)	2H 2007	2008
	Phase 3 clinical trials (global)	2008	2010
	Apply for U.S. and European marketing approval	2010	n/a
Huntington’s disease:	Phase 1-2a* clinical trial, Part A (U.S.)	In progress	1H 2007
	Phase 1-2a* clinical trial, Part B (U.S.)	1H 2007	2H 2007
	Phase 3 clinical trials (global)	2008	2009
	Apply for U.S. and European marketing approval	2009	n/a
Hormone-refractory prostate cancer:	Phase 1-2a* clinical trial (U.S.)	1H 2007	2008
	Report efficacy data from the first subset of patients	2H 2007	n/a
	Determine whether to proceed to Phase 3 clinical trials	2008	n/a

*	As used in this Report, a “Phase 1-2a” clinical study is one conducted in patients with the applicable disease and that includes at least one efficacy endpoint.

Because of Dimebon’s prior history of human use in Russia, the Russian Ministry of Health allowed us to proceed directly to a large efficacy study with the same duration of treatment and clinical endpoints accepted by the FDA to approve drugs for mild to moderate Alzheimer’s disease. Taking this approach allowed us to generate risk-reducing data on the safety and efficacy of Dimebon in Alzheimer’s disease patients sooner than would have been possible under a more conventional drug development pathway, in which a sponsor typically would complete Phase 1 and Phase 2 dose finding studies before beginning large efficacy studies. With respect to subsequent Alzheimer’s disease clinical trials, however, our current clinical development plan assumes that we will follow the more conventional drug development pathway and complete Phase 1 and Phase 2 dose finding studies before starting Phase 3 clinical trials. In Huntington’s disease and HRPC, by contrast, we expect to proceed directly to Phase 3 clinical trials in those indications if our Phase 1-2a clinical trials are positive.

Based on presently available information, our management believes that achievement of the above development milestones relating to our existing product candidates by the estimated dates set forth above is a reasonably achievable goal. However, both our proposed development milestones and their estimated start and finish dates are forward-looking statements, and as such are subject to significant risk and uncertainty. We caution you that the development of biomedical product candidates like ours is subject to high levels of risk, including risks presented by subsequent developments that are unforeseen or unforeseeable, as well as risks that are entirely outside of our control, including the risk of unfavorable results in any of our ongoing or planned preclinical and clinical studies. We also caution you that we have not yet received clearance from the FDA or any comparable foreign regulatory agencies to begin any of the clinical trials listed above, except for the ongoing extension phase of our Russian Phase 2 efficacy study in Alzheimer’s disease and Part A of our ongoing U.S. Phase 1-2a clinical trial in Huntington’s disease. We thus face the risk that the FDA and/or comparable foreign regulatory agencies will deny, or impose burdensome conditions on, our requests to begin any of our proposed clinical studies, or require us to conduct additional studies not listed above. We thus cannot guarantee that we will be able to complete any of our projected milestone events, or that any of them that we do achieve will be on time or on budget.

Liquidity and Capital Resources

We have incurred aggregate net losses of $28,456,571 through December 31, 2006, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities, particularly the conduct of preclinical and clinical studies, increase our headcount and seek to expand our clinical development portfolio.

In particular, based on the positive Phase 2 Alzheimer’s disease clinical trial results we reported in September 2006, we have accelerated and significantly expanded our research and development work on Dimebon beginning in the fourth quarter of 2006. Reflecting this expansion, total operating expenses increased to $6,165,863 in the fourth quarter of 2006 from $3,702,339 in the third quarter, an increase of $2,463,524 (or 67%). Of this increase, $1,867,928 (or 76%) was attributable to increased cash operating expenses, and the remaining $595,596 (or 24%) was attributable to increased stock-based compensation, a non-cash expense. The increase in cash operating expense was due primarily to increased preclinical and clinical study expenses, which increased by $1,261,917 (or 64%) to $3,232,010 in the fourth quarter of 2006 from $1,970,093 in the prior quarter. We expect cash operating expenses in 2007 to increase further beyond fourth quarter 2006 levels as we continue to expand our Dimebon research and development activities, begin our planned Phase 1-2a clinical trial of MDV3100 in HRPC, and increase our headcount to staff these activities.

We have not generated any revenue from operations to date, and do not expect to generate operating revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, and we expect this to continue to be the case for the foreseeable future.

As of December 31, 2006, we had cash, cash equivalents and short-term investments of $47,183,592, accounts payable and other current liabilities of $1,739,614, and no long-term debt. We expect that our current cash, cash equivalents and short term investments will be sufficient to fund the presently budgeted costs of executing our development plan through our planned initiation of global Phase 3 clinical trials of Dimebon in Alzheimer’s disease and Huntington’s disease in 2008, as described above. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty, and that we may require additional financing sooner than expected for any of a number of reasons, including without limitation if we were to incur significant delays or cost overruns in the execution of our development plan or if we were to expand our portfolio to include new product development programs.

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

Risks Related to our Business

We have incurred net losses since inception, expect to incur increasingly large losses in the future as we expand our development activities, and may never achieve revenues or profitability. We are a development stage company and have never recognized any revenue from the sale of products or any other source. We have not completed development of any of our product candidates, and do not expect that any of our present or future product candidates will be commercially available for a number of years, if at all. We have incurred losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future as we increase our spending to finance clinical and preclinical studies of our existing product candidates, the evaluation, acquisition and development of additional product candidates, additional headcount, and the costs associated with operating as a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. We do not know when or if we will ever generate revenue or become profitable because of the significant uncertainties with respect to our ability to generate revenue from any of our current or future product candidates.

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

•

as necessitated by our business model, the availability of third parties to perform the key development tasks on our product candidates, including conducting preclinical and clinical studies and manufacturing the products to be tested in those studies, and the associated costs of those services;

•	the availability and cost of raw materials required to manufacture products for testing in our preclinical and clinical studies; and

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

Our business strategy depends on our ability to identify and acquire additional product candidates which we may never acquire or identify for reasons that may not be in our control, or are otherwise unforeseen or unforeseeable to us. A key component of our business strategy is to diversify our product development risk by identifying, acquiring and developing additional product candidates, whether drugs or medical devices. However, we may not be able to identify other promising technologies. In addition, the competition to acquire promising biomedical technologies is fierce, and many of our competitors are large, multinational pharmaceutical, biotechnology and medical device companies with considerably more financial, development and commercialization resources and experience than we have. Thus, even if we succeed in identifying promising technologies, we may not be able to acquire rights to them on acceptable terms or at all. If we are unable to identify and acquire new technologies, we will be unable to diversify our product risk. We believe that any such failure would have a significant negative impact on our prospects because the risk of failure of any particular development program in the pharmaceutical and medical device fields, including that of our existing programs, is high.

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

Our reliance on third parties for the operation of our business may result in material delays, cost overruns and/or quality deficiencies in our development programs. We rely on outside vendors to perform key product development tasks, such as conducting preclinical and clinical studies and manufacturing the product candidates to be tested in those studies. In order to manage our business successfully, we will need to identify, engage and properly manage qualified external vendors who will perform these development activities. For example, we need to monitor the activities of our vendors closely to ensure that they are performing their tasks correctly, on time, on budget and in compliance with strictly-enforced regulatory standards. Our ability to identify and retain key vendors with the requisite knowledge is critical to our business and the failure to do so could have a material adverse impact on our business. Because all of our key vendors perform services for other clients in addition to us, we also need to ensure that they are appropriately prioritizing our projects. If we fail to manage our key vendors well, we could incur material delays, cost overruns or quality deficiencies in our development programs, as well as other material disruptions to our business.

Risks Related to our Product Development Candidates

Our product candidates require extensive, time consuming and expensive preclinical and clinical testing to establish safety and efficacy. We may never attract partners for our technologies or receive marketing approval in any jurisdiction. The research and development of pharmaceuticals and medical devices is an extremely risky industry. Only a small percentage of product candidates that enter the development process ever receive marketing approval. Except for Dimebon’s approval in Russia as an antihistamine, which is not a commercially attractive opportunity for us, none of our product candidates is currently approved for sale anywhere in the world, and none of them may ever receive such approval. Furthermore, none of our product candidates other than Dimebon has yet been tested in humans. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain marketing approval is expensive, uncertain and takes many years. If we are unable to complete preclinical or clinical trials of any of our current or future product candidates, or if the results of these trials are not satisfactory to convince regulatory authorities or potential partners of their safety or efficacy, we will not be able to attract partners or obtain marketing approval for any products. Furthermore, even if we or our potential partners are able to obtain marketing approvals for any of our product candidates, those approvals may be for indications that are not as broad as desired, or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. If this occurs, our business will be materially harmed and our ability to generate revenue will be severely impaired.

Positive results in any of our early- and mid-stage clinical trials, including our Phase 2 clinical trial of Dimebon in Alzheimer’s disease, may not be predictive of future clinical trial results. Even where we achieve positive results in early- or mid-stage clinical trials, including our Phase 2 clinical trial of Dimebon in Alzheimer’s disease, we cannot predict whether the results of later-stage clinical trials will be positive because product candidates in later stages of clinical trials often fail to show the desired safety and efficacy traits despite having progressed successfully through prior stages of preclinical and clinical testing.

Our industry is highly regulated by the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory agencies. We must comply with extensive, strictly-enforced regulatory requirements in order to develop and seek marketing approval for any of our product candidates. Before we or our potential partners can obtain regulatory approval for the sale of our product candidates, they must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. The preclinical and clinical trials of any product candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the U.S., principally the FDA, and by similar agencies in other countries. In the case of our pharmaceutical product candidates, we will be required to obtain and maintain an effective investigational new drug application to conduct human clinical trials in the U.S. and must obtain and maintain regulatory approval before proceeding to successive phases of our clinical trials. Similar regulatory requirements apply to medical devices, and may become relevant to us should we acquire any medical device product candidates. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or medical device, and development delays and/or failure can occur at any stage of testing. For example, in February 2006 the FDA required us to conduct additional rat toxicology studies in order to proceed with our Phase 1-2a clinical trial of Dimebon in Huntington’s disease patients, which requirement increased development costs and slowed development. Similarly, any of our present and future clinical trials may be delayed or halted due to any of the following:

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

Enrollment of patients in clinical trials is often an expensive and time-consuming process, and could result in significant delays, cost overruns, or both, in our product development activities. We may encounter delays in enrolling a sufficient number of patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. In particular, we intend to conduct “monotherapy” studies of Dimebon in Alzheimer’s disease patients – studies in which patients in the placebo group do not receive treatment with any approved Alzheimer’s disease drugs. Because approved Alzheimer’s disease drugs are widely available in the U.S. and Europe, we believe that patient accrual in Dimebon monotherapy studies will be particularly time-consuming. Delays in planned patient enrollment may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop Dimebon or any other product candidates. In addition, if we are delayed in reaching, or are unable to reach, product development milestones we may be unable to comply with requirements in our present and future license agreements, which could result in partial or total loss of our license rights.

We have not yet sold or partnered any of our product development candidates with third party collaborators, and we cannot control whether we will be able to do so on favorable terms or at all. Our business strategy relies in part on potentially selling or partnering successful product development candidates with larger pharmaceutical, biotechnology or medical device companies for late-stage clinical trials and/or commercialization. For example, because Alzheimer’s disease is a large market requiring a large sales force, we expect to seek a commercial partner for Dimebon in that indication. We may also be required to enter into collaborative relationships to complement our internal efforts, whether in research and development, manufacturing or commercialization, and/or to generate necessary financing. We have not entered into any such sales or collaborations to date. It may be difficult for us to find third parties that are willing to enter into such transactions on acceptable economic terms or at all. We also will be competing with many other companies as we seek partners for our product candidates, and we may not be able to compete successfully against those other firms. If we are not able to enter into sales or collaboration transactions for our product development candidates, we would be required to undertake and fund further development, clinical trials, manufacturing and marketing activities solely at our own expense and risk. If we are unable to finance those expensive activities, we would have to substantially reduce our development efforts and our business and prospects would be materially and adversely harmed for that reason.

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

We expect that the financial returns to us in any sale or collaboration agreement would depend in large part on the achievement of development and/or commercialization milestones on, and royalties, co-promotion fees or other payments based upon sales of, our product candidates. Therefore, our success, and any associated financial returns to us and our investors, will depend on the ability of any of our future collaborators to obtain and maintain regulatory approvals from the FDA and other foreign regulatory agencies and commercialize our product candidates. We may also be dependent on our collaborators for the commercial scale manufacture, distribution, sales, marketing and reimbursement of our product candidates. These collaborators may not be successful. If any future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of our product candidate would be delayed or may not occur and our business and prospects would be materially and adversely affected for that reason.

If our product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices and other applicable regulatory standards, they will not be commercially successful. All pharmaceutical and medical device products in the U.S., Europe and other countries must be manufactured in strict compliance with current good manufacturing practices (GMP) and other applicable regulatory standards. Establishing a GMP-compliant process to manufacture pharmaceutical and medical device products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We have manufactured Dimebon in the U.S. under a GMP-compliant process for use in our preclinical and initial clinical studies in the U.S. The manufacturing process we used, which is based on the process used in Russia, uses a chemical that is hazardous to handle, difficult to source and expensive to process. We will need to refine our manufacturing process to avoid use of this chemical in order to manufacture Dimebon at commercial-scale on a cost-effective basis. This process development and associated scale-up work is currently underway, and we expect it to be completed in time to support our goal of starting global Phase 3 studies in Alzheimer’s disease and Huntington’s disease in 2008. However, we cannot guarantee that we will be able to complete this work in a timely manner or at all. Furthermore, neither Dimebon nor MDV3100 has been manufactured at commercial-scale under GMP-compliant conditions. We thus face the risk that commercial-scale GMP manufacture of Dimebon and/or MDV3100 would not be possible, on a cost-effective basis or at all, which would materially and adversely affect the value of these programs.

Any of our product development candidates that receive marketing approval will face significant competition from other approved products and other products in development. The drug and medical device development markets are intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four drugs commonly used in the U.S. to treat Alzheimer’s disease, and these drugs all target at least one of the same mechanisms as does Dimebon. In addition, these Alzheimer’s disease drugs are all dosed once or twice per day, while Dimebon was dosed three times per day in our Phase 2 clinical trial. This difference in dosing regimen may make Dimebon less competitive than alternative Alzheimer’s disease drugs if Dimebon receives marketing approval based on a thrice per day dosing regimen. Companies marketing currently-approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Pfizer Inc., Novartis AG and Johnson & Johnson. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and HRPC. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers—including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we or any of our future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or any of our future partners cannot compete successfully on any of the bases described above, our business will not succeed.

Any of our product candidates that is eventually approved for sale may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors. Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the U.S. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services, and certain of those countries have nationalized health care systems in which the government pays for all such products and services. Even if approved by the FDA and other regulatory agencies, our product candidates are unlikely to achieve commercial success unless they are covered widely by third-party payors and reimbursed at a rate which generates an acceptable commercial return for us and any collaborative partner. It is increasingly difficult to obtain coverage and acceptable reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors, and is a time-consuming and costly process. In addition, we would face competition in such negotiations from other approved drugs against which we compete, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage. Failure to achieve coverage and acceptable reimbursement levels could harm our business.

We may be subject to product liability or other litigation, which could result in an inefficient allocation of our critical resources, delay the implementation of our business strategy and, if successful, materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby. Our business exposes us to the risk of product liability claims that is inherent in the development of drugs and medical devices. If any of our product candidates harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, pharmaceutical companies or others. We have product liability insurance covering our ongoing clinical trials, but do not have insurance for any of our other development activities. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by any of our product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

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

•

our issued patents and future issued patents, or those of our licensors, may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties and invalidated; and

•	we may not develop additional proprietary technologies or product candidates that are patentable.

Our existing and any future patent rights may not adequately protect any of our product candidates, which could prevent us from ever generating any revenues or profits. We cannot guarantee that any of our pending or future patent applications will mature into issued patents, or that any of our current or future issued patents will adequately protect our product candidates from competitors. For example, there is a large body of prior art, including multiple issued patents and published patent applications, disclosing molecules in the same chemical class as our MDV300 series compounds. Since our MDV300 series compounds include approximately 170 specific molecules, we expect that some members of this series may not be patentable in light of this prior art, or may infringe the claims of patents presently issued or issued in the future. Furthermore, we also cannot guarantee that any of our present or future issued patents will not be challenged by third parties, or that they will withstand any such challenge. If we are not able to obtain adequate protection for, or defend, the intellectual property position of our technologies and product candidates, then we may not be able to attract collaborators to acquire or partner our development programs. Further, even if we can obtain protection for and defend the intellectual property position of our technologies and product candidates, we or any of our potential future collaborators still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we and our potential future collaborators may not generate any revenues or profits from our product candidates.

We could become subject to litigation or other challenges regarding intellectual property rights, which could divert management attention, cause us to incur significant costs, prevent us from selling or using the challenged technology and/or subject us to competition by lower priced generic products. In recent years, there has been significant litigation in the U.S. and elsewhere involving pharmaceutical patents and other intellectual property rights. In particular, generic pharmaceutical manufacturers have been very aggressive in attacking the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. If any of our present or future product candidates succeeds, we may face challenges to our existing or future patents. For example, in the prosecution of our issued U.S. patent claiming the use of Dimebon and certain related compounds to treat neurodegenerative diseases, the prior owners missed a filing deadline with the U.S. Patent & Trademark Office (PTO), which resulted in the patent application being deemed abandoned. The prior owners petitioned the PTO to revive the patent application alleging that missing the deadline was unintentional, and the PTO approved the petition and issued the patent. However, as with any other decision the PTO makes, this decision could be challenged in subsequent litigation in an attempt to invalidate this issued U.S. patent and any other U.S. patent that may issue based on the same patent application. If a generic pharmaceutical company or other third party were able to successfully invalidate any of our present or future patents, any of our product candidates that may ultimately receive marketing approval could face additional competition from lower priced generic products that would result in significant price and revenue erosion and have a material adverse impact on the commercial viability of the affected product candidate(s).

In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation, or a narrowing of the scope, of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to litigate and resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

We may need to obtain licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated. From time to time we may be required to license technology from third parties to develop our existing and future product candidates. For example, in our industry there are a large number of issued patents and published patent applications with claims to treating diseases generically through use of any product that produces one or more biological activities—such as inhibiting a specific biological target. We are aware of several such issued patents relating to Alzheimer’s disease, and expect to continue to encounter such patents relating to other diseases targeted by our present and future product candidates. We have not conducted experiments to analyze whether, and we have no evidence that, any of our product candidates produce the specific biological activities covered in any of the issued patents or published patent applications of which we are presently aware. We have not sought to acquire licenses to any such patents. In addition, we have not yet developed commercial-scale manufacturing processes for any of our product candidates, and any such processes that we develop may require licenses to third party technology. Should we be required to obtain licenses to any third-party technology, including any such patents based on biological activities or required to manufacture our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop any of our product candidates could cause us to abandon any related development efforts, which could seriously harm our business and operations.

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

Trade secrets may not provide adequate protection for our business and technology. We also rely on trade secrets to protect our technology, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our or our potential collaborators’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods or know-how, it will be more difficult or impossible for us to enforce our rights and our business could be harmed.

Risks Related to Ownership of our Common Stock

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

Our principal stockholders exert substantial influence over us and may exercise their control in a manner adverse to your interests. Certain stockholders and their affiliates own a substantial amount of our outstanding common stock. Please refer to Item 11: “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information. These stockholders may have the power to direct our affairs and be able to determine the outcome of certain matters submitted to stockholders for approval. Because a limited number of persons controls us, transactions could be difficult or impossible to complete without the support of those persons. Subject to applicable law, it is possible that these persons will exercise control over us in a manner adverse to your interests.

Provisions of our charter documents, our stockholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if the offer may be considered beneficial by our stockholders. Provisions of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay, deter or prevent a change in control. The anti-takeover provisions of the Delaware General Corporation

Law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, Section 203 of the Delaware General Corporation Law, unless its application has been waived, provides certain default anti-takeover protections in connection with transactions between the company and an “interested stockholder” of the company. Generally, Section 203 prohibits stockholders who, alone or together with their affiliates and associates, own more than 15% of the subject company from engaging in certain business combinations for a period of three years following the date that the stockholder became an interested stockholder of such subject company without approval of the board or 66 2/3% of the independent stockholders. Our board of directors has also adopted a stockholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. Additionally, provisions of our amended and restated certificate of incorporation and bylaws could deter, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders, including without limitation, the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine.

Item 7.	Financial Statements.

FINANCIAL STATEMENTS

Financial Statements Index

Page
Report of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm of Medivation, Inc.	31

Consolidated Balance Sheet as of December 31, 2006	32

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, and for the period from inception (September 4, 2003) to December 31, 2006	33

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, and for the period from inception (September 4, 2003) to December 31, 2006	34

Consolidated Statements of Stockholders’ Equity for the period from inception (September 4, 2003) to December 31, 2006	35

Notes to Consolidated Financial Statements	36

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Medivation, Inc.

San Francisco, California

We have audited the consolidated balance sheet of Medivation, Inc. and subsidiaries (a development stage company) (collectively, the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006 and for the period from September 4, 2003 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medivation, Inc. and subsidiaries (a development stage company) as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 and for the period from September 4, 2003 (inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

February 12, 2007

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,649,277
Short-term investments	42,534,315
Prepaid expenses and other current assets	322,259

Total current assets	47,505,851
Property and equipment (net of accumulated depreciation of $1,972)	$6,791
Intellectual property (net of accumulated amortization of $13,162)	62,738
Other assets	36,902

Total assets	$47,612,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,691,847
Other current liabilities	36,767
Series A redeemable preferred stock	11,000

Total current liabilities	1,739,614
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $.01 par value per share; 50,000,000 shares authorized; 27,723,533 shares issued and outstanding	277,235
Additional paid-in capital	78,865,233
Deferred compensation	(4,813,229)
Deficit accumulated during the development stage	(28,456,571)

Total stockholders’ equity	45,872,668

Total liabilities and stockholders’ equity	$47,612,282

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended Dec. 31,		Inception (Sep. 4, 2003) to Dec. 31, 2006
	2006	2005
Operating expenses:
General and administrative:
Payroll *	$937,677	$511,032	$1,827,293
Consulting and other professional fees *	1,964,819	1,312,009	3,866,133
Other general and administrative	911,638	749,994	2,028,802

Total general and administrative	$3,814,134	$2,573,035	$7,722,228
Research and development:
Payroll *	$1,358,735	$714,014	$2,372,568
Consulting and other professional fees *	2,306,660	1,535,956	4,447,521
Preclinical and clinical studies	8,405,044	3,338,742	12,570,315
Other research and development	261,520	252,775	625,771

Total research and development	$12,331,959	$5,841,487	$20,016,175
Total operating expenses	$16,146,093	$8,414,522	$27,738,403
Loss from operations	$16,146,093	$8,414,522	$27,738,403
Other expenses (income):
Interest expense (income)	$(785,016)	$(209,785)	$(916,098)
Warrants issued to related party guarantors	—	—	17,505
Liquidated damages expense:
To related parties	—	1,102,530	1,102,530
To other parties	—	507,900	507,900

Total other expenses (income)	$(785,016)	$1,400,645	$711,837
Loss before provision for income taxes	$15,361,077	$9,815,167	$28,450,240
Provision for income taxes	2,331	2,400	6,331

Net loss	$15,363,408	$9,817,567	$28,456,571

Basic and diluted loss per share:	$0.63	$0.70	$2.46

Weighted average common shares outstanding	24,247,522	13,936,629	11,582,659

*	Includes non-cash stock-based compensation expense. See Note 7(f).

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended Dec. 31,		Inception (Sep. 4, 2003) to Dec. 31, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(15,363,408)	$(9,817,567)	$(28,456,571)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of intellectual property	68,238	—	143,238
Depreciation and amortization	7,130	8,494	21,896
Stock-based compensation	2,448,853	1,113,235	3,671,354
Liquidated damages accrued:
To related parties	—	1,102,530	1,102,530
To other parties	—	507,900	507,900
Liquidated damages paid:
To related parties	(16,120)	(1,086,410)	(1,102,530)
To other parties	(256,379)	(251,521)	(507,900)
Warrants issued to related party guarantors	—	—	17,505
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(28,764)	11,563	(317,409)
Other current assets	(36,902)	—	(36,902)
Accounts payable	516,550	801,503	1,693,488
Other current liabilities	29,142	5,566	38,693

Net cash provided by (used in) operating activities	(12,631,660)	(7,604,707)	(23,224,708)

Cash flows from investing activities:
Medivation cash balances at closing of December 2004 merger	—	—	1,928,839
Purchase of short-term investments	(56,858,605)	(20,124,804)	(76,983,409)
Maturities of short-term investments	22,775,623	12,000,000	34,775,623
Accrued interest on short-term investments	(192,409)	(134,120)	(326,529)
Purchase of property and equipment	—	(8,763)	(8,763)
Purchase of intellectual property	—	—	(225,000)

Net cash provided by (used in) investing activities	(34,275,391)	(8,267,687)	(40,839,239)

Cash flows from financing activities:
Issuance of Series B preferred stock	—	—	1,800
Issuance of convertible notes:
To related party	—	—	1,250,000
To other party	—	—	600,000
Principal repayment on notes held by related party	—	—	(595,861)
Issuance of common stock in the December 2004 financing	—	—	10,700,270
Issuance of common stock in the December 2005 financing		10,452,925	10,452,925
Issuance of common stock in the May and December 2006 financing	50,249,990	—	50,249,990
Offering costs payable in cash	(3,498,533)	(689,227)	(4,187,760)
Class B warrant exercises	—	20,563	20,563
Stock option exercises	220,937	360	221,297

Net cash provided by (used in) financing activities	46,972,394	9,784,621	68,713,224

Net increase (decrease) in cash	65,343	(6,087,773)	4,649,277
Cash at beginning of period	4,583,934	10,671,707	—

Cash at end of period	$4,649,277	$4,583,934	$4,649,277

Cash paid for interest to related party	$—	$—	$26,859
Supplemental schedule of non-cash investing and financing activities:*
Shares issued for conversion of convertible notes (including accrued interest):
To related party	$—	$688,955	$688,955
To other party	—	610,776	610,776
Shares issued to purchase intellectual property	—	—	900
Shares issued for placement agent services in the December 2004 financing	—	969,834	969,834
Warrants issued for placement agent services in the December 2004 financing	—	633,149	633,149

	$—	$2,902,714	$2,903,614

*	During the year ended December 31, 2006, warrants for 485,677 shares of common stock were exercised on a cashless basis in exchange for 364,839 shares of common stock.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

INCEPTION (SEP. 4, 2003) TO DEC. 31, 2006

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION	ACCUMULATED (DEFICIT)	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balances at inception (September 4, 2003)	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	(401,449)	(401,449)

Balances at December 31, 2003	—	—	—	—	(401,449)	(401,449)

Common stock issued for:
Cash in the December 2004 financing	6,903,399	69,034	10,631,236	—	—	10,700,270
Debt conversion in the December 2004 financing:
To related party	444,487	4,445	684,509	—	—	688,954
To other party	394,049	3,940	606,836	—	—	610,776
Placement agent services in the December 2004 financing	625,699	6,257	963,577	—	—	969,834
Offering expenses	—	—	(1,602,981)	—	—	(1,602,981)
Warrants issued to related party guarantors	—	—	17,505	—	—	17,505
Stock-based compensation expense	—	—	109,265	—	—	109,265
December 2004 merger:						—
Elimination of retained earnings	—	—	(422,120)	—	—	(422,120)
Common stock outstanding before December 2004 merger	1,213,507	12,135	2,282,231	—	—	2,294,366
Net loss	—	—	—	—	(2,874,147)	(2,874,147)

Balances at December 31, 2004	9,581,141	$95,811	$13,270,058	$—	$(3,275,596)	10,090,273

Common stock issued for:
Conversion of Series B preferred stock	6,638,490	66,385	(63,685)	—	—	2,700
Cash in the December 2005 financing	5,635,000	56,350	10,396,575	—	—	10,452,925
Cash upon exercise of Class B warrants	203,300	2,033	23,379	—	—	25,412
Cash upon exercise of stock options	17,980	180	180	—	—	360
Offering expenses	—	—	(689,227)	—	—	(689,227)
Stock-based deferred compensation	—	—	2,104,932	(2,104,932)	—	—
Stock-based compensation expense	—	—	765,669	347,566	—	1,113,235
Reclassification of warrant liability to equity	—	—	633,149	—	—	633,149
Adjustments related to December 2004 merger	—	—	3,569	—		3,569
Net loss	—	—	—	—	(9,817,567)	(9,817,567)

Balances at December 31, 2005	22,075,911	$220,759	$26,444,599	$(1,757,366)	$(13,093,163)	$11,814,829

Common stock issued for:
Cash in the May 2006 financing	3,000,000	30,000	14,220,000	—	—	14,250,000
Cash in the December 2006 financing	2,215,384	22,154	35,977,836	—	—	35,999,990
Cashless exercise of warrants	364,839	3,648	(3,648)	—	—	—
Cash upon exercise of stock options	67,399	674	220,263	—	—	220,937
Offering expenses	—	—	(3,498,533)	—	—	(3,498,533)
Stock-based deferred compensation	—	—	3,902,392	(3,902,392)	—	—
Stock-based compensation expense	—	—	1,602,324	846,529	—	2,448,853
Net loss	—	—	—	—	$(15,363,408)	(15,363,408)

Balances at December 31, 2006	27,723,533	$277,235	$78,865,233	$(4,813,229)	$(28,456,571)	$45,872,668

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1. DESCRIPTION OF BUSINESS

Medivation, Inc. (Medivation or the Company), together with its operating subsidiaries, is a biopharmaceutical company engaged in the acquisition, research and development of promising medical technologies. The Company focuses particularly on technologies that have strong intellectual property positions, address large unmet medical needs, and have the potential to enter clinical development within 12 to 18 months after acquisition, and on driving development in a rapid, cost-effective manner. Medivation’s current portfolio consists of small molecule drugs in development to treat three large, unmet medical needs – Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer. The Company intends to build and maintain a portfolio of four to six development programs at all times.

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

(b) Development Stage Company

For the period from inception (September 4, 2003) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward developing its proprietary technologies. The Company has experienced net losses since its inception and had an accumulated deficit of $28,456,571 at December 31, 2006. Such losses and accumulated deficit resulted from the Company’s absence of revenue and significant costs incurred in the development of the Company’s proprietary technologies. The Company expects to incur substantial and increasing losses as it continues to expand its research and development activities and increases headcount to staff these activities.

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

(d) Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2006, cash and cash equivalents consisted of $4,649,277 in cash and money market securities. The Company deposits cash and cash equivalents with high credit quality financial institutions and is insured to the maximum limitations. The Company and its operating subsidiaries presently maintain checking and money market accounts at Bank of America and Wells Fargo. Cash and cash equivalents held in these accounts totaled $923,204 at December 31, 2006, and are insured by the Federal Deposit Insurance Corporation up to a maximum of $100,000. The Company also maintains a brokerage account at Bank of America, with a cash and cash-equivalent balance of $3,726,073 at December 31, 2006. Deposits in this account are insured by the Securities Investor Protection Corporation up to a maximum of $500,000 (including cash claims limited to $100,000).

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

The following potential common shares represented by warrants and options have been excluded from the computation of diluted net loss per share, as they have an antidilutive effect due to the Company’s net loss:

	Year ended Dec. 31,		Inception (Sep. 4, 2003) to Dec. 31, 2006
	2006	2005
Warrants	338,814	824,491	338,814
Options	2,211,750	1,550,200	2,211,750

Total	2,550,564	2,374,691	2,550,564

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position, and measure the amount of benefit to be recognized in the financial statements for a tax position that meets the more- likely-than-not recognition threshold. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial statements.

In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is December 31, 2006 for the Company. SAB No. 108 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Defining Fair Value Measurement” (FAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

4. SHORT-TERM INVESTMENTS HELD TO MATURITY

The Company accounts for its short-term investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2006, short-term investments consisted of Federal Home Loan Bank securities purchased in August, September and December 2006 with maturities in February, March and May 2007. The Company has accounted for these investments as held-to-maturity since it has the positive intent and ability to hold them to maturity, and thus has recorded them at their amortized cost basis of $42,534,315 in its financial statements at December 31, 2006. At December 31, 2006, the estimated fair value of these securities was $42,502,043, resulting in a gross unrealized holding loss of $32,272.

5. PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consisted of laboratory equipment purchased in November 2005 for $8,763, which is being depreciated on a straight-line basis over its estimated useful life of five years. Depreciation expense in the years ended December 31, 2006 and 2005, and in the period from inception (September 4, 2003) to December 31, 2006, was $1,753, $219 and $1,972, respectively.

6. INTELLECTUAL PROPERTY

At December 31, 2006, intellectual property consisted of patents and patent applications acquired from third parties. Cash purchases of patent rights totaled $0, $0 and $225,000, respectively, for the years ended December 31, 2006 and 2005, and for the period from inception (September 4, 2003) to December 31, 2006. This intellectual property is being amortized over periods ranging from 156 months to 248 months. Amortization expense on the Company’s intellectual property was $5,377, $8,275 and $19,924, respectively, for the years ended December 31, 2006 and 2005, and for the period from inception (September 4, 2003) to December 31, 2006. Estimated aggregate amortization expense on the Company’s intellectual property is $4,412 per year for each of the five subsequent fiscal years. In the years ended December 31, 2006 and 2004, the Company wrote off $68,238 and $75,000, respectively, of its historical patent acquisition costs to reflect management’s decision to stop work on a patent application that is unrelated to the Company’s ongoing development programs.

7. STOCKHOLDERS’ EQUITY

(a) Common Stock

In May and December 2006, the Company issued 5,215,384 shares of its Common Stock in registered direct offerings, raising gross proceeds of $50,249,990. Placement agent, legal, accounting, printing and other costs related to these offerings, in the aggregate amount of $3,498,533, were charged to additional paid-in capital in the year ended December 31, 2006.

In December 2005, the Company issued 5,635,000 shares of its Common Stock in an underwritten public offering, raising net proceeds of $10,452,925. Legal, accounting, printing, travel and other costs related to this offering, in the aggregate amount of $689,227, were charged to additional paid-in capital in the year ended December 31, 2005.

On December 17, 2004, the Company issued 7,741,935 shares of its Common Stock in a private placement, 6,903,399 of which were sold for cash, generating $10,700,270 in gross proceeds. The remaining 838,536 shares were issued in exchange for cancellation of outstanding bridge notes of MNI, in the aggregate amount of $1,299,731. Medivation also issued an aggregate of 625,699 shares of its Common Stock to two investment banking firms as partial compensation for placement agent services provided in connection with this offering. The cost of these shares, in the aggregate amount of $969,834, was offset against additional paid-in-capital in the year ended December 31, 2004.

(b) Stock Purchase Rights

Common shares outstanding are subject to stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s Common Stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s Common Stock. Following the acquisition of twenty percent or more of the Company’s Common Stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation Common Stock at half price. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half price. The rights were not exercisable at December 31, 2006.

(c) Preferred Stock

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

(d) Warrants Issued to Related Parties

On November 16, 2004, MNI issued warrants to purchase its equity securities to two of its officers in return for their agreement to guarantee certain corporate obligations. The fair value of these warrants in the amount of $17,505 (based on the Black-Scholes option pricing model and the following assumptions: stock price of $1.55; historical volatility of 90%; risk free rate of approximately 4.5%; dividend yield of 0%; and warrant life of 10 years) was recorded as an expense in the year ended December 31, 2004.

(e) Other Warrants

On December 17, 2004, Medivation issued warrants to an investment banking firm in return for placement agent services provided in connection with the 2004 offering. The fair value of these warrants, in the amount of $633,149 (based on the Black-Scholes option pricing model and the following assumptions: stock price of $1.55; historical volatility of 90%; risk free rate of 3.59%; dividend yield of 0%; and warrant life of 5.0 years), was charged to additional paid-in capital in the year ended December 31, 2004.

(f) Medivation Equity Incentive Plan

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

The stock-based compensation expense recorded by the Company for the years ended December 31, 2006 and 2005 and the period from inception (September 4, 2003) to December 31, 2006 with respect to awards under the Medivation Equity Incentive Plan is as follows:

	Year ended Dec. 31,		Inception (Sep. 4, 2003) to Dec. 31, 2006
	2006	2005
Income statement line item:
General and administrative:
Payroll	$265,127	$110,784	$375,911
Consulting and other professional fees	1,158,442	463,248	1,719,121
Research and development:
Payroll	441,023	236,781	677,805
Consulting and other professional fees	584,261	302,422	898,520

Total	$2,448,853	$1,113,235	$3,671,357

Options granted to employees and non-employee directors are recorded as deferred compensation at their grant-date fair value, and expensed over the remaining vesting periods of the options. At December 31, 2006, deferred compensation not yet recognized as expense totaled $4,813,229, and will be recognized as expense over a weighted-average period of 3.2 years. Options granted to consultants are valued at their respective measurement dates, and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, Medivation will revalue the associated options and recognize additional expense based on their then-current fair values.

Medivation estimates the fair value of each option award using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of Medivation and comparable companies. Estimated dividend yield is 0%. Estimated option term presently is six years for options granted to employees and directors, and four years for options granted to consultants. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. The Black-Scholes assumptions used in the years ended December 31, 2006 and 2005 are as follows:

	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Expected volatility	55–84%	70–90%
Weighted-average expected volatility	69%	80%
Expected dividends	0%	0%
Expected remaining term (in years)	1.5–10.0	3.5–10.0
Risk-free rate	4.5–5.1%	3.7–4.5%

At December 31, 2006, the total outstanding, and the total exercisable, options under the Medivation Equity Incentive Plan were as follows:

	Number Outstanding at Dec. 31, 2006	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Total outstanding options	2,211,750	$4.53	8.7 years	$24,967,946
Total exercisable options	695,331	$2.28	8.1 years	$9,411,660

A summary of the stock option activity under the Medivation Equity Incentive Plan during the year ended December 31, 2006 is presented below.

	Year Ended Dec. 31, 2006
	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,550,200	$2.50
Granted	876,900	$7.70
Exercised	67,399	$3.28
Forfeited	147,951	$2.58
Outstanding at end of year	2,211,750	$4.53

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006 and 2005, and during the period from inception (September 4, 2003) to December 31, 2006, was $4.85 per share, $2.66 per share and $3.08 per share, respectively. Further information regarding the value of options vested and exercised during the years ended December 31, 2006 and 2005, and during the period from inception (September 4, 2003) to December 31, 2006, is set forth below.

	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005	Inception (Sep. 4, 2003) to Dec. 31, 2006
Fair value of options vested during period	$3,674,426	$520,001	$4,194,427
Intrinsic value of options exercised during period	$654,431	$53,580	$708,011

8. THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

(a) Medivation Neurology, Inc.

At December 31, 2006, Medivation owned all of the issued and outstanding stock of its operating subsidiary MNI, and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

(b) Medivation Prostate Therapeutics, Inc.

At December 31, 2006, Medivation owned all 7,918,399 shares of the issued and outstanding stock of its operating subsidiary MPT, and is entitled to receive one additional share for each dollar that Medivation invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its Common Stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan (the MPT Equity Incentive Plan). At December 31, 2006, two options were outstanding under the MPT Equity Incentive Plan. These options are exercisable without cash payment for an aggregate of 162,500 shares of MPT Common Stock, but vest and become exercisable only upon the occurrence of specified MPT liquidity events including a sale of MPT, a public offering of MPT’s Common Stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. In accordance with Emerging Issues Task

Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” no expense will be recognized with respect to these options unless and until such a liquidity event occurs.

9. LIQUIDATED DAMAGES TO RELATED AND OTHER PARTIES

In December 2005 and January 2006, the Company signed settlement agreements with investors in its December 2004 private placement, pursuant to which the investors agreed to settle claims arising from a delay in the effectiveness of the registration statement covering their shares and from the Company’s inability to include certain of those shares in the registration statement. In the year ended December 31, 2005, the Company recorded aggregate liquidated damages of $1,610,430 to these investors, including related party investors, as follows:

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

The Company paid the accrued liquidated damages in the years ended December 31, 2006 and 2005, as follows:

Liquidated Damages	Related Party Investors	Other Investors	Total
Paid in the year ended December 31, 2005	$1,086,410	$251,521	$1,337,931
Paid in the year ended December 31, 2006	$16,120	$256,379	$272,499

	$1,102,530	$507,900	$1,610,430

10. INCOME TAXES

The components of net deferred tax assets and liabilities as of December 31, 2006 consisted of the following:

Deferred tax assets
Net operating loss carryforward	$10,091,008
Stock-based compensation	1,495,849
Depreciation, amortization and other	48,711
State tax—deferred	(876,895)
Research & development credit	(332,380)
Less valuation allowance	(11,091,053)

Net deferred tax assets	$—

The valuation allowance increased by $6,452,772 and $3,374,550 during the years ended December 31, 2006 and December 31, 2005, respectively. The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability of the Company and has been offset by a valuation allowance since management does not believe the recoverability of this deferred tax asset during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit for the year ended December, 31, 2006 has not been recognized in these financial statements.

At December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $23,527,000 and $23,664,000, respectively. The net operating loss carryforwards begin expiring in 2021 and 2011, respectively. The usage of net operating losses generated prior to 2005 of approximately $3,395,000 and $3,537,000 for federal and state tax purposes, respectively, are subject to limitations due to the occurrence of an ownership change as defined under IRC Section 382.

At December 31, 2006, the Company has research and development credit carry forwards of approximately $164,000 and $169,000 for federal and state income tax purposes, respectively. If not utilized, the federal carry forward will expire in various amounts beginning in 2025. The California credit can be carried forward indefinitely.

Reconciliation of the statutory federal income tax to the Company’s effective tax rate follows

	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State taxes (net of federal benefit)	(6.4)%	(4.6)%
Nondeductible expenses	—	5.6%
Other	(1.6)%	(1.4)%
Change in valuation allowance	42.0%	34.4%

Total	0.0%	0.0%

11. COMMITMENTS AND CONTINGENCIES

The Company leases a single office facility in San Francisco, California under a non-cancelable operating lease that expires in April 2011. Total rent expense in the years ended December 31, 2006 and 2005, and in the period from inception (September 4, 2003) to December 31, 2006, were $135,791, $59,761 and $263,080, respectively.

At December 31, 2006, the future minimum lease payments are as follows:

2007	$148,654
2008	154,326
2009	159,998
2010	165,670
2011	55,775

Total	$684,423

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

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

There has been no change in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

The Company is not an “accelerated filer” for the 2006 fiscal year because it remains qualified as a “small business issuer.” Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company until the fiscal years ended December 31, 2007 and 2008, respectively. Notwithstanding the fact that these internal control requirements do not apply to the Company at this time, management has begun reviewing the Company’s internal control procedures to facilitate compliance with those requirements when they become applicable.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The information to be provided under the captions “Management” and “Election of Directors”, each to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 9, is hereby incorporated by reference in this Item 9; and the information to be provided under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, to be contained in the Definitive Proxy Statement and required to be disclosed pursuant to Section 16(a) of the Exchange Act, is also hereby incorporated by reference in this Item 9.

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

The information to be provided under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management”, each to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 11, is hereby incorporated by reference in this Item 11.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The information to be provided under the caption “Certain Relationships and Related Transactions, and Director Independence”, to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 12, is hereby incorporated by reference in this Item 12.

Item 13.	Exhibits.

Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 000-20837.

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger dated as of December 17, 2004, by and among the Orion Acquisition Corp. II, Medivation Acquisition Corp. and Medivation, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Medivation, Inc. (formerly Orion Acquisition Corp. II) filed on December 20, 2004).

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

Exhibit No.	Exhibit Description
3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.2	Bylaws of Medivation, Inc. (formerly Orion Acquisition Corp. II), together with all amendments and restatements thereto (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

10.1(a)	Registration Rights Agreement by and among Orion Acquisition Corp. II and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.3(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(a)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004 (incorporated by reference to Exhibit 10.5(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(b)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of August 1, 2004 (incorporated by reference to Exhibit 10.5(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(c)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of September 1, 2004 (incorporated by reference to Exhibit 10.5(c) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(d)	Amendment Agreement by and between Orion Acquisition Corp. II and Joseph J. Grano, Jr., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.5(d) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.3	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.4(a)*	2004 Equity Incentive Plan of Medivation Neurology, Inc., assumed by Orion Acquisition Corp. II (incorporated by reference to Exhibit 10.7(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.4(b)	Form of Stock Option Agreement of Medivation Neurology, Inc., assumed by Orion Acquisition Corp. II (incorporated by reference to Exhibit 10.7(b) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

Exhibit No.	Exhibit Description
10.4(c)	Form of Stock Option Agreement of Medivation, Inc., assumed by Orion Acquisition Corp. II (incorporated by reference to Exhibit 10.7(c) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).
10.5	Agreement by and between QS Pharma, LLC and Medivation, Inc., dated as of January 11, 2005 (incorporated by reference to Exhibit 10.9(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 8, 2006).

14	Code of Ethics of Orion Acquisition Corp. II (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

21	Subsidiaries of Medivation, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB.

Item 14.	Principal Accountant Fees and Services.

The information to be provided under the caption “Principal Accountant Fees and Services”, to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 14, is hereby incorporated by reference in this Item 14.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIVATION, INC.

By:	/s/ C. PATRICK MACHADO
Name:	C. Patrick Machado
Title:	Senior Vice President and Chief Financial Officer
Date:	February 23, 2007

In accordance with the requirements of the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ DAVID T. HUNG, M.D. David T. Hung, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2007

/s/ C. PATRICK MACHADO C. Patrick Machado	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 23, 2007

/s/ DANIEL D. ADAMS Daniel D. Adams	Director	February 23, 2007

/s/ GREGORY H. BAILEY Gregory H. Bailey	Director	February 23, 2007

/s/ KIM D. BLICKENSTAFF Kim D. Blickenstaff	Director	February 23, 2007

/s/ W. ANTHONY VERNON W. Anthony Vernon	Director	February 23, 2007

EXHIBITS

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger dated as of December 17, 2004, by and among the Orion Acquisition Corp. II, Medivation Acquisition Corp. and Medivation, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Medivation, Inc. (formerly Orion Acquisition Corp. II) filed on December 20, 2004).

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).
3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.2	Bylaws of Medivation, Inc. (formerly Orion Acquisition Corp. II), together with all amendments and restatements thereto (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

10.1(a)	Registration Rights Agreement by and among Orion Acquisition Corp. II and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.3(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(a)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004 (incorporated by reference to Exhibit 10.5(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(b)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of August 1, 2004 (incorporated by reference to Exhibit 10.5(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(c)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of September 1, 2004 (incorporated by reference to Exhibit 10.5(c) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(d)	Amendment Agreement by and between Orion Acquisition Corp. II and Joseph J. Grano, Jr., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.5(d) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

Exhibit No.	Exhibit Description

10.3	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.4(a)*	2004 Equity Incentive Plan of Medivation Neurology, Inc., assumed by Orion Acquisition Corp. II (incorporated by reference to Exhibit 10.7(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.4(b)	Form of Stock Option Agreement of Medivation Neurology, Inc., assumed by Orion Acquisition Corp. II (incorporated by reference to Exhibit 10.7(b) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

10.4(c)	Form of Stock Option Agreement of Medivation, Inc., assumed by Orion Acquisition Corp. II (incorporated by reference to Exhibit 10.7(c) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).
10.5	Agreement by and between QS Pharma, LLC and Medivation, Inc., dated as of January 11, 2005 (incorporated by reference to Exhibit 10.9(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 8, 2006).

14	Code of Ethics of Orion Acquisition Corp. II (incorporated by reference to Exhibit 14 to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

21	Subsidiaries of Medivation, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.