Form 10QSB
period 2007-03-31
MEDIVATION, INC.
filed 2007-05-14
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 9, 2007, 27,784,908 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

March 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$6,602,660
Short-term investments	35,908,227
Prepaid expenses and other current assets	876,867

Total current assets	43,387,754

Property and equipment (net of accumulated depreciation of $ 2,410)	6,353
Intellectual property (net of accumulated amortization of $ 14,265)	61,635
Other assets	36,902

Total assets	$43,492,644

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,754,689
Other current liabilities	197,063

Total current liabilities	1,951,752

Series A redeemable preferred stock	11,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 27,769,909 shares issued and outstanding	277,699
Additional paid-in capital	75,355,635
Deficit accumulated during the development stage	(34,103,442)

Total stockholders’ equity	41,529,892

Total liabilities, redeemable preferred stock and stockholders’ equity	$43,492,644

See accompanying notes to condensed consolidated financial statements

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,		Inception (Sep. 4, 2003)
	2007	2006	to March 31, 2007
Operating expenses:
General and administrative:
Payroll *	$498,696	$174,508	$2,325,989
Consulting and other professional fees *	1,005,735	412,276	4,871,868
Other general and administrative	213,164	248,245	2,241,966

Total general and administrative	1,717,595	835,029	9,439,823
Research and development:
Payroll *	709,050	226,094	3,081,618
Consulting and other professional fees *	1,030,857	605,655	5,478,378
Preclinical and clinical studies	2,667,265	1,236,092	15,237,580
Other research and development	77,261	45,236	703,032

Total research and development	4,484,433	2,113,077	24,500,608

Total operating expenses	6,202,028	2,948,106	33,940,431

Loss from operations	(6,202,028)	(2,948,106)	(33,940,431)

Other expenses (income):
Interest expense (income)	(557,557)	(111,524)	(1,473,655)
Warrants issued to related party guarantors	—	—	17,505
Liquidated damages expense:
To related parties	—	—	1,102,530
To other parties	—	—	507,900

Total other expenses (income)	(557,557)	(111,524)	154,280

Loss before provision for income taxes	(5,644,471)	(2,836,582)	(34,094,711)
Provision for income taxes	2,400	—	8,731

Net loss	$(5,646,871)	$(2,836,582)	$(34,103,442)

Basic and diluted loss per share:	$(0.20)	$(0.13)

Weighted average common shares outstanding	27,745,482	22,076,124

*	Includes non-cash stock-based compensation. See Note 8(e).

See accompanying notes to condensed consolidated financial statements

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,		Inception (Sep. 4, 2003)
	2007	2006	to March 31, 2007
Cash flows from operating activities:
Net loss	$(5,646,871)	$(2,836,582)	$(34,103,442)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of intellectual property	—	—	143,238
Depreciation and amortization	1,541	2,506	23,437
Accretion of discount on securities	(47,794)	—	(56,822)
Stock-based compensation	1,220,198	412,766	4,891,552
Liquidated damages accrued:
To related parties	—	—	1,102,530
To other parties	—	—	507,900
Liquidated damages paid:
To related parties	—	(16,120)	(1,102,530)
To other parties	—	(256,379)	(507,900)
Warrants issued to related party guarantors	—	—	17,505
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(214,445)	(49,930)	(876,867)
Other assets	—	—	(36,902)
Accounts payable	62,842	(271,027)	1,754,689
Other current liabilities	160,296	(6,825)	197,063

Net cash used in operating activities	(4,464,233)	(3,021,591)	(28,046,549)

Cash flows from investing activities:
Medivation cash balances at closing of December 2004 merger	—	—	1,932,406
Purchase of short-term investments	—	—	(76,835,198)
Maturities of short-term investments	6,333,719	2,742,269	40,983,793
Purchase of property and equipment	—	—	(8,763)
Purchase of intellectual property	—	—	(225,000)

Net cash provided by (used in) investing activities	6,333,719	2,742,269	(34,152,762)

Cash flows from financing activities:
Issuance of Series B preferred stock	—	—	1,800
Issuance of convertible notes:
To related party	—	—	1,250,000
To other party	—	—	600,000
Principal repayment on notes held by related party	—	—	(595,861)
Issuance of common stock in the December 2004 financing	—	—	10,700,270
Issuance of common stock in the December 2005 financing	—	—	10,452,925
Issuance of common stock in the May and December 2006 financing	—	—	50,249,990
Offering costs payable in cash	(4,216)	—	(4,191,976)
Class B warrant exercises	—	—	25,413
Stock option exercises	88,113	—	309,410

Net cash provided by financing activities	83,897	—	68,801,971

Net increase (decrease) in cash	1,953,383	(279,322)	6,602,660
Cash and cash equivalents at beginning of period	4,649,277	4,583,934	—

Cash and cash equivalents at end of period	$6,602,660	$4,304,612	$6,602,660

Cash paid for interest to related party	$—	$—	$26,859
Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of convertible notes (including accrued interest):
To related party	—	—	688,955
To other party	—	—	610,776
Shares issued to purchase intellectual property	—	—	900
Shares issued for placement agent services in the December 2004 financing	—	—	969,834
Warrants issued for placement agent services in the December 2004 financing	—	—	633,149

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Medivation, Inc., together with its operating subsidiaries, is a biopharmaceutical company engaged in the acquisition, research and development of promising medical technologies. The Company focuses particularly on technologies that have strong intellectual property positions, address large unmet medical needs, and have the potential to enter clinical development within 12 to 18 months after acquisition, and on driving development in a rapid, cost-effective manner. Medivation intends to build and maintain a portfolio of four to six development programs at all times, and remains actively engaged in evaluation of new technologies to further expand its portfolio.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of statement of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Medivation, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2006. The interim results for the period ended March 31, 2007 are not necessarily indicative of results for the full fiscal year.

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

(b) Development Stage Company

For the period from inception (September 4, 2003) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward developing its proprietary technologies. The Company has experienced net losses since its inception and had an accumulated deficit of $34,103,442 at March 31, 2007. Such losses and accumulated deficit resulted from the Company’s absence of revenue and significant costs incurred in the development of the Company’s proprietary technologies. The Company expects to incur substantial and increasing losses as it continues to expand its research and development activities and increases headcount to staff these activities.

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

(g) Intellectual Property

The costs of acquiring intellectual property rights to be used in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where the Company has not identified an alternative future use for the acquired rights, and are capitalized in situations where it has identified an alternative future use. Capitalized costs are amortized over the estimated useful life of the applicable intellectual property right. Legal and other costs of prosecuting and maintaining intellectual property rights are expensed as incurred.

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

(j) Stock Based Compensation; Adoption of SFAS No. 123R

Effective January 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” which requires the Company to record as an expense in its financial statements the fair value of all stock based compensation awards.

(k) Loss per Common Share

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following potential common shares have been excluded from the computation of diluted net loss per share for the three month periods ended March 31, 2007 and 2006, because they are antidilutive:

	Three Months ended March 31,
	2007	2006
Warrants	323,979	816,749
Options	2,249,160	1,574,250

Total	2,573,139	2,390,999

(l) Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertain Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows for the three month period ended March 31, 2007 as a result of implementing FIN 48. At the adoption date of January 1, 2007, the Company did not have any unrecognized tax benefits.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2007, the Company had no accrued interest or penalties.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

(m) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This standard establishes the framework for measuring fair value and expands the disclosure requirement for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In July 2006, the FASB issued FIN 48, which specifies the accounting for uncertainty in tax positions. This interpretation requires that the Company firstly determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position, and secondly measure the amount of benefit to be recognized in the financial statements for a tax position that meets the more-likely-than-not recognition threshold. FIN 48 is effective for fiscal years beginning after December 15, 2006. As discussed in Note 4(l), the Company adopted FIN 48 on January 1, 2007.

5.	INVESTMENT SECURITIES

At March 31, 2007, short-term investments consisted of a Federal Home Loan Bank note purchased in December 2006 and maturing in May 2007. The Company has accounted for this note as held-to-maturity and thus has recorded it at its amortized cost basis of $35,908,227. At March 31, 2007, the estimated fair value of this note was $35,896,226 resulting in a gross unrealized holding loss of $12,001.

6.	INTELLECTUAL PROPERTY

At March 31, 2007, intellectual property consisted of patents and patent applications acquired from third parties. This intellectual property is being amortized over periods ranging from 156 months to 248 months. Amortization expense on the Company’s intellectual property was $1,103 for the three months ended March 31, 2007 and 2006, and $14,265 for the period from inception (September 4, 2003) to March 31, 2007.

7.	REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. The Company has outstanding 110 shares of Series A Redeemable Preferred Stock, which it issued for an aggregate purchase price of $11,000. The Series A Redeemable Preferred Stock is non-voting, does not bear dividends, and is not convertible into Common Stock or any other securities of the Company. The Series A Redeemable Preferred Stock is redeemable at any time, at the option of the holders thereof, for a redemption price equal to its original purchase price. No other preferred stock of the Company is outstanding.

8.	STOCKHOLDERS’ EQUITY

(a) Common Stock

At March 31, 2007, 27,769,909 shares of Common Stock were issued and outstanding.

In May and December 2006, the Company issued 5,215,384 shares of its Common Stock in registered direct offerings, raising gross proceeds of $50,249,990. Placement agent, legal, accounting, printing and other costs related to these offerings, in the aggregate amount of $3,498,533 and $4,216, were charged to additional paid-in capital in the year ended December 31, 2006 and in the three month period ended March 31, 2007, respectively.

In December 2005, the Company issued 5,635,000 shares of its Common Stock in an underwritten public offering, raising net proceeds of $10,452,925. Legal, accounting, printing, travel and other costs related to this offering, in the aggregate amount of $689,227, were charged to additional paid-in capital in the year ended December 31, 2005.

In December 2004, the Company issued 7,741,935 shares of its Common Stock in a private placement, 6,903,399 of which were sold for cash, generating $10,700,270 in gross proceeds. The remaining 838,536 shares were issued in exchange for cancellation of outstanding bridge notes of MNI, in the aggregate amount of $1,299,731. Medivation also issued an aggregate of 625,699 shares of its Common Stock to two investment banking firms as partial compensation for placement agent services provided in connection with this offering. The cost of these shares, in the aggregate amount of $969,834, was charged to additional paid-in capital in the year ended December 31, 2004.

(b) Stock Purchase Rights

Common shares outstanding are subject to stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s Common Stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s Common Stock. Following the acquisition of twenty percent or more of the Company’s Common Stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation Common Stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at March 31, 2007.

(c) Medivation Equity Incentive Plan

The Medivation 2004 Equity Incentive Plan (the Medivation Equity Incentive Plan), which is stockholder-approved, provides for the issuance of options and other stock based awards, including restricted stock and stock appreciation rights, covering up to 3,000,000 shares of Medivation’s Common Stock. Shares issued upon exercise of stock based awards are new shares that have been reserved for issuance under the plan. The Medivation Equity Incentive Plan is administered by our board of directors, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Medivation Equity Incentive Plan cannot exceed ten years. Options generally have an exercise price equal to the fair market value of our Common Stock on the grant date, and generally vest over a period of four years. The options may contain an early exercise feature, pursuant to which the optionee may exercise the option before it has vested. However, so long as an option remains unvested, all shares purchased upon early exercise remain subject to repurchase by Medivation at the option exercise price if the optionee’s service with Medivation terminates. For purposes of the following disclosures, early exercise options are not considered to have been exercised, or to be exercisable, until this repurchase right has lapsed. In addition, all outstanding awards under the Medivation Equity Incentive Plan will accelerate and become immediately exercisable upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan.

At March 31, 2007, the total outstanding, and the total exercisable, options under the Medivation Equity Incentive Plan were as follows:

	Number Outstanding at March 31, 2007	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Total outstanding options	2,249,160	$4.85	8.5 years	$31,195,993
Total exercisable options	769,443	$2.31	7.8 years	$12,623,016

(d) Warrants

At March 31, 2007, warrants to purchase an aggregate of 323,979 shares of Medivation Common Stock at a weighted average exercise price of $1.93 per share were outstanding. These outstanding warrants expire between 2009 and 2014.

In December 2004, the Company issued warrants to an investment banking firm in return for placement agent services provided in connection with a stock offering. The grant date fair value of these warrants was $633,149 (based on the Black-Scholes option pricing model and the following assumptions: stock price of $1.55; historical volatility of 90%; risk free rate of 3.59%; dividend yield of 0%; and warrant life of 5.0 years).

In November 2004, the Company issued warrants to two officers of Medivation in return for their agreement to guarantee certain corporate obligations. The grant date fair value of these warrants was $17,505 (based on the Black-Scholes option pricing model and the following assumptions: stock price of $1.55; historical volatility of 90%; risk free rate of 4.5%; dividend yield of 0%; and warrant life of 10.0 years).

(e) Stock Based Compensation

Medivation estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of Medivation and comparable companies. Estimated dividend yield is 0%. Estimated term is six years for awards granted to employees and directors, and four years for awards granted to consultants. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms.

Options and warrants granted to employees and directors are valued at their respective grant dates and expensed over the remaining vesting period of the award. Options and warrants granted to consultants are valued at their respective measurement dates, and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, Medivation will revalue the associated awards and recognize additional expense based on their then-current fair values.

Total stock based compensation recognized by the Company in the three months ended March 31, 2007 and 2006, and the period from inception (September 4, 2003) to March 31, 2007, all of which relates to stock options and warrants, is as follows:

	Three Months ended March 31,		Inception (Sep. 4, 2003) to March 31, 2007
	2007	2006
Income statement line item:
General and administrative:
Payroll	$180,108	$45,764	$556,019
Consulting and other professional fees	639,398	151,560	2,358,517
Research and development:
Payroll	220,757	79,852	898,562
Consulting and other professional fees	179,935	135,590	1,078,454

Total	$1,220,198	$412,766	$4,891,552

Stock based compensation attributable to employee and director awards was $400,865, $125,616 and $1,454,581, respectively, in the three months ended March 31, 2007 and 2006, and in the period from inception (September 4, 2003) to March 31, 2007. Stock based compensation attributable to consultant awards was $819,333, $287,150 and $3,436,971, respectively, in the three months ended March 31, 2007 and 2006, and in the period from inception (September 4, 2003) to March 31, 2007.

Unearned stock based compensation attributable to employee and director awards totaled $5,038,150 at March 31, 2007.

(f) Presentation of Unearned Stock Based Compensation

Prior to the first quarter of 2007, the Company presented unearned stock based compensation attributable to employee and director awards both within the stockholders’ equity section of the balance sheet (as deferred compensation, with an offsetting entry to additional paid-in capital) and in the financial statement footnotes. In the first quarter of 2007 the Company concluded that a more appropriate interpretation of SFAS No. 123R is that unearned stock based compensation attributable to employee and director awards be presented only in the financial statement footnotes and not within the stockholders’ equity section of the balance sheet. Accordingly, the Company has revised its deferred compensation and additional paid-in capital accounts at December 31, 2006 and 2005 as follows:

	December 31,
	2006	2005
Deferred compensation
as previously reported	$(4,813,229)	$(1,757,366)
as revised	$—	$—
Additional paid-in capital
as previously reported	$78,865,233	$26,444,599
as revised	$74,052,004	$24,687,233

The revision does not affect the Company’s previously reported statement of operations, statement of cash flows, assets, liabilities, total stockholders’ equity or unearned stock based compensation for any period.

9.	THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

(a) Medivation Neurology, Inc.

At March 31, 2007, Medivation owned all of the issued and outstanding stock of its operating subsidiary Medivation Neurology, Inc. (MNI), and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

(b) Medivation Prostate Therapeutics, Inc.

At March 31, 2007, Medivation owned all 9,658,398 shares of the issued and outstanding stock of its operating subsidiary MPT, and is entitled to receive one additional share for each dollar that Medivation invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its Common Stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan (the MPT Equity Incentive Plan). At March 31, 2007, one option was outstanding under the MPT Equity Incentive Plan. This option, which was issued to the licensor of MPT’s MDV300 series technology, is exercisable without cash payment for 150,000 shares of MPT Common Stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events including a sale of MPT, a public offering of MPT’s Common Stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” no expense will be recognized with respect to this option unless and until such a liquidity event occurs.

10.	LIQUIDATED DAMAGES TO RELATED AND OTHER PARTIES

In the year ended December 31, 2005, the Company recorded aggregate liquidated damages of $1,610,430 to investors in the December 2004 stock offering as a result of the inability to register by an agreed-upon date certain shares sold in that offering. Of this amount, $1,102,530 pertains to related party investors, and $507,900 pertains to other investors. The formulas used to calculate the amounts payable to related party investors and to other investors were identical. Medivation paid $1,337,931 of this amount in the year ended December 31, 2005, and the remaining $272,499 in the year ended December 31, 2006.

11.	CONVERTIBLE NOTE TRANSACTIONS WITH RELATED PARTY

In October 2003 and April 2004, our subsidiary MNI received bridge loans from a related party in the aggregate principal amount of $1,250,000. Principal plus accrued interest on these loans in the amount of $688,955 was converted into Medivation Common Stock in the December 2004 stock offering. The remaining outstanding principal plus accrued interest of $622,720 was repaid in the year ended December 31, 2004.

12.	COMMITMENTS AND CONTINGENCIES

The Company leases a single office facility in San Francisco, California under a non-cancelable operating lease that expires in April 2011. Total future lease payments under this lease at March 31, 2007 were $648,262, plus annual operating cost escalations. The Company will seek to sublease this facility following its planned office move in July 2007.

13.	SUBSEQUENT EVENT

In April 2007 the Company entered into a non-cancelable operating lease for a larger office facility in San Francisco, California. The Company plans to relocate to this new facility in July 2007. Total future lease payments under this lease, which expires in July 2012, are approximately $3.2 million, plus annual operating cost escalations.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, found in our Annual Report on Form 10-KSB.

The following Management’s Discussion and Analysis or Plan of Operation contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Quarterly Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, the Risk Factors included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, and (5) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our Current Portfolio

Our current portfolio consists of small molecule drugs in development to treat three large, unmet medical needs – Dimebon™ for the treatment of Alzheimer’s disease, Dimebon for the treatment of Huntington’s disease, and MDV3100 for the treatment of hormone-refractory prostate cancer.

Alzheimer’s Disease Program. Our proprietary small molecule Dimebon has been shown to inhibit the death of brain cells (neurons) in preclinical models of Alzheimer’s disease and Huntington’s disease, making it a novel potential treatment for many neurodegenerative diseases. In September 2006, we announced that Dimebon met all five efficacy endpoints in a six-month randomized, double-blinded, placebo-controlled Phase 2 trial of 183 patients with mild to moderate Alzheimer’s disease conducted at 11 sites in Russia. Patients in the trial were tested for a full spectrum of problems typically caused by Alzheimer’s disease, including memory loss, behavioral disturbances, and inability to perform everyday activities such as bathing and dressing. After six months of treatment, Dimebon-treated patients scored significantly better on all of these tests than did placebo-treated patients. Dimebon-treated patients also improved significantly over their own starting baseline scores on all of these tests. Dimebon was well tolerated in this study. Medivation and its U.S. clinical advisors designed this study to match closely the design of pivotal registration studies previously accepted by the FDA to approve drugs to treat mild to moderate Alzheimer’s disease, including duration of treatment, clinical endpoints and patient inclusion/exclusion criteria. Based on these results, which were presented in March 2007 at the 8th International Conference on Alzheimer’s and Parkinson’s Diseases, we intend aggressively to pursue further development of Dimebon as a potential treatment for Alzheimer’s disease.

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

Our Current Development Plan

Our current development plan for our Alzheimer’s disease, Huntington’s disease and HRPC programs, and the presently estimated timeline for each development milestone, are as follows:

Program	Development Milestone	Estimated Start	Estimated Finish
Alzheimer’s disease:	Phase 2 twelve-month efficacy trial (Russia)	In progress	Q2 2007
	Phase 1 clinical trial (U.S.)	In progress	2H 2007
	Phase 2 dose finding clinical trial (U.S.)	2H 2007	2008
	Phase 3 clinical trials (global)	2008	2010
	Apply for U.S. and European marketing approval	2010	n/a

Huntington’s disease:	Phase 1-2a* clinical trial, Part A (U.S.)	In progress	1H 2007
	Phase 1-2a* clinical trial, Part B (U.S.)	1H 2007	2H 2007
	Phase 3 clinical trials (global)	2008	2009
	Apply for U.S. and European marketing approval	2009	n/a

Hormone-refractory prostate cancer:	Phase 1-2a* clinical trial (U.S.)	1H 2007	2008
	Report efficacy data from a subset of patients	2H 2007	n/a
	Determine whether to proceed to Phase 3 clinical trials	2008	n/a

*	As used in this Report, a “Phase 1-2a” clinical study is one conducted in patients with the applicable disease and that includes at least one efficacy endpoint.

Because of Dimebon’s prior history of human use in Russia, the Russian Ministry of Health allowed us to proceed directly to a large Phase 2 efficacy study with the same duration of treatment and clinical endpoints accepted by the FDA to approve drugs for mild to moderate Alzheimer’s disease. Taking this approach allowed us to generate risk-reducing data on the safety and efficacy of Dimebon in Alzheimer’s disease patients sooner than would have been possible under a more conventional drug development pathway, in which a sponsor typically would complete Phase 1 and Phase 2 dose finding studies before beginning large efficacy studies. With respect to subsequent Alzheimer’s disease clinical trials, however, our current clinical development plan assumes that we will follow the more conventional drug development pathway and complete Phase 1 and Phase 2 dose finding studies before starting Phase 3 clinical trials. In Huntington’s disease and HRPC, by contrast, we expect to proceed directly to Phase 3 clinical trials in those indications if our Phase 1-2a clinical trials are positive.

Based on presently available information, our management believes that achievement of the above development milestones relating to our existing product candidates by the estimated dates set forth above is a reasonably achievable goal. However, both our proposed development milestones and their estimated start and finish dates are forward-looking statements, and as such are subject to significant risk and uncertainty. We caution you that the development of biomedical product candidates like ours is subject to high levels of risk, including risks presented by subsequent developments that are unforeseen or unforeseeable, as well as risks that are entirely outside of our control, including the risk of unfavorable results in any of our ongoing or planned preclinical and clinical studies. We also caution you that we have not yet received clearance from the FDA or any comparable foreign regulatory agencies to begin any of the clinical trials listed above, except for those listed as “In progress” on the development plan set forth above. We thus face the risk that the FDA and/or comparable foreign regulatory agencies will deny, or impose burdensome conditions on, our requests to begin any of our proposed clinical studies, or require us to conduct additional studies not listed above. We thus cannot guarantee that we will be able to complete any of our projected milestone events, or that any of them that we do achieve will be on time or on budget.

Liquidity and Capital Resources

We have incurred aggregate net losses of $34,103,442 through March 31, 2007, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities, particularly the conduct of preclinical and clinical studies, increase our headcount and seek to expand our clinical development portfolio.

In particular, based on the positive Phase 2 Alzheimer’s disease clinical trial results we reported in September 2006, we have accelerated and significantly expanded our research and development work on Dimebon beginning in the fourth quarter of 2006. Reflecting this expansion, total operating expenses increased to $6,165,863 in the fourth quarter of 2006 from $3,702,339 in the third quarter, an increase of $2,463,524 (or 67%). Total operating expenses for the first quarter of 2007 were $6,202,028, roughly equivalent to the fourth quarter of 2006. We expect total operating expenses for the remainder of 2007 to continue to increase beyond first quarter 2007 levels as we continue to expand our Dimebon research and development activities, begin our planned Phase 1-2a clinical trial of MDV3100 in HRPC, increase our headcount to staff these activities, and relocate to our larger office facility. Headcount at March 31, 2007 was 13 employees, and we expect that figure to roughly triple by year end.

We have not generated any revenue from operations to date, and do not expect to generate revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, and we expect this to continue to be the case for the foreseeable future.

As of March 31, 2007, we had cash, short-term investments and other current assets of $43,387,754, accounts payable and other current liabilities of $1,951,752, and no long-term debt. We expect that our current cash, cash equivalents and short term investments will be sufficient to fund the presently budgeted costs of executing our development plan through March 31, 2008. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty, and that we may require additional financing sooner than expected for any of a number of reasons, including without limitation if we were to incur significant delays or cost overruns in the execution of our development plan or if we were to expand our portfolio to include new product development programs.

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

Under current law, management’s internal controls certification requirements of Section 404 of the Sarbanes-Oxley act will become applicable to the Company for the first time this fiscal year. Management has begun preparing for Section 404 compliance, and has engaged an outside consultant to assist in that regard.

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

MEDIVATION, INC.

Date: May 14, 2007	By:	/S/ C. PATRICK MACHADO
	Name:	C. Patrick Machado
	Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)