Form 10QSB
period 2007-06-30
MEDIVATION, INC.
filed 2007-08-13
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 001-32836

MEDIVATION, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3863260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 Spear Street, 3rd floor

San Francisco, California 94105

(Address of principal executive offices)

(415) 543-3470

(Issuer’s telephone number)

55 Hawthorne Street, Suite 610

San Francisco, California 94105

(Former address, if changed since last report)

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

As of August 10, 2007, 27,795,743 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

June 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$37,253,906
Prepaid expenses and other current assets	762,871

Total current assets	38,016,777

Property and equipment (net of accumulated depreciation of $2,252)	79,693
Intellectual property (net of accumulated amortization of $15,368)	60,532
Restricted investment	500,000
Other assets	26,318

Total assets	$38,683,320

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,366,481
Other current liabilities	438,133

Total current liabilities	2,804,614

Series A redeemable preferred stock	11,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 27,795,743 shares issued and outstanding	277,957
Additional paid-in capital	76,852,794
Deficit accumulated during the development stage	(41,263,045)

Total stockholders’ equity	35,867,706

Total liabilities, redeemable preferred stock and stockholders’ equity	$38,683,320

See accompanying notes to condensed consolidated financial statements

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					Inception (Sep. 4, 2003) to to June 30, 2007
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating expenses:
General and administrative:
Payroll*	$616,754	$155,550	$1,115,450	$330,057	$2,942,743
Consulting and other professional fees*	1,105,428	287,715	2,111,163	731,001	5,977,296
Other general and administrative	498,870	212,936	712,034	453,395	2,740,836

Total general and administrative	2,221,052	656,201	3,938,647	1,514,453	11,660,875
Research and development:
Payroll*	1,024,261	222,598	1,733,311	448,692	4,105,879
Consulting and other professional fees*	915,369	422,100	1,946,226	971,942	6,393,747
Preclinical and clinical studies	3,280,422	1,857,028	5,947,687	3,093,311	18,518,002
Other research and development	222,533	174,260	299,794	249,495	925,565

Total research and development	5,442,585	2,675,986	9,927,018	4,763,440	29,943,193

Total operating expenses	7,663,637	3,332,187	13,865,665	6,277,893	41,604,068

Loss from operations	(7,663,637)	(3,332,187)	(13,865,665)	(6,277,893)	(41,604,068)

Other income (expense):
Interest and other income (expense)	504,034	166,286	1,061,591	277,810	1,977,689
Warrants issued to related party guarantors	—	—	—	—	(17,505)
Liquidated damages expense:
To related parties	—	—	—	—	(1,102,530)
To other parties	—	—	—	—	(507,900)

Total other income (expense)	504,034	166,286	1,061,591	277,810	349,754
Loss before provision for income taxes	(7,159,603)	(3,165,901)	(12,804,074)	(6,000,083)	(41,254,314)
Provision for income taxes	—	—	2,400	2,400	8,731

Net loss	$(7,159,603)	$(3,165,901)	$(12,806,474)	$(6,002,483)	$(41,263,045)

Basic and diluted loss per share:	$(0.26)	$(0.13)	$(0.46)	$(0.26)

Weighted average common shares outstanding	27,784,755	23,723,600	27,765,227	22,899,887

*	Includes stock-based compensation. See Note 7(e).

See accompanying notes to condensed consolidated financial statements

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,		Inception (Sep. 4, 2003) to June 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(12,806,474)	$(6,002,483)	$(41,263,045)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of intellectual property	—	68,238	143,238
Depreciation and amortization	4,896	4,048	26,792
Loss on disposal of property and equipment	6,353	—	6,353
Accretion of discount on securities	(69,567)	—	(78,595)
Stock-based compensation	2,635,206	704,006	6,306,560
Liquidated damages accrued:
To related parties	—	—	1,102,530
To other parties	—	—	507,900
Liquidated damages paid:
To related parties	—	(16,120)	(1,102,530)
To other parties	—	(256,379)	(507,900)
Warrants issued to related party guarantors	—	—	17,505
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(100,449)	(189,273)	(762,871)
Other assets	10,584	(36,901)	(26,318)
Accounts payable	674,634	17,652	2,366,481
Other current liabilities	401,366	(6,825)	438,133

Net cash used in operating activities	(9,243,451)	(5,714,037)	(32,825,767)

Cash flows from investing activities:
Medivation cash balances at closing of December 2004 merger	—	—	1,932,406
Purchase of short-term investments	—	(8,588,040)	(76,835,198)
Maturities of short-term investments	42,263,719	5,576,207	76,913,793
Purchase of property and equipment	(81,945)	—	(90,708)
Purchase of restricted investment	(500,000)	—	(500,000)
Purchase of intellectual property	—	—	(225,000)

Net cash provided by (used in) investing activities	41,681,774	(3,011,833)	1,195,293

Cash flows from financing activities:
Issuance of Series B preferred stock	—	—	1,800
Issuance of convertible notes:
To related party	—	—	1,250,000
To other party	—	—	600,000
Principal repayment on notes held by related party	—	—	(595,861)
Issuance of common stock in the December 2004 financing	—	—	10,700,270
Issuance of common stock in the December 2005 financing	—	—	10,452,925
Issuance of common stock in the May and December 2006 financings	—	14,250,000	50,249,990
Offering costs paid in cash	(5,207)	(1,119,753)	(4,192,967)
Class B warrant exercises	—	—	25,413
Stock option exercises	171,513	—	392,810

Net cash provided by financing activities	166,306	13,130,247	68,884,380

Net increase in cash	32,604,629	4,404,377	37,253,906
Cash and cash equivalents at beginning of period	4,649,277	4,583,934	—

Cash and cash equivalents at end of period	$37,253,906	$8,988,311	$37,253,906

Cash paid for interest to related party	$—	$—	$26,859
Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of convertible notes (including accrued interest):
To related party	—	—	688,955
To other party	—	—	610,776
Shares issued to purchase intellectual property	—	—	900
Shares issued for placement agent services in the December 2004 financing	—	—	969,834
Warrants issued for placement agent services in the December 2004 financing	—	—	633,149

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of the statements of financial condition, operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Medivation, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2006. The interim results for the period ended June 30, 2007 are not necessarily indicative of results for the full 2007 fiscal year or any other future interim periods.

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

(a) Development Stage Company

For the period from inception (September 4, 2003) to date, the Company’s operations have been directed primarily toward developing its proprietary technologies. Accordingly, the Company is considered to be in the development stage.

We have not generated any revenue from operations to date, and do not expect to generate revenue for several years, if ever. We have incurred aggregate net losses of $41,263,045 through June 30, 2007, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities. In particular, we expect total operating expenses for the remainder of 2007 to continue to increase beyond second quarter 2007 levels. All of our operations to date have been funded through the sale of our debt and equity securities, and we expect this to continue to be the case for the foreseeable future.

As of June 30, 2007, we had cash, cash equivalents and other current assets of $38,016,777, accounts payable and other current liabilities of $2,804,614, and no long-term debt. We expect that our current cash, cash equivalents and other current assets will be sufficient to fund the presently budgeted costs of executing our development plan through June 30, 2008. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty, and that we may require additional financing sooner than expected for any of a number of reasons, including without limitation if we were to incur significant delays or cost overruns in the execution of our development plan or if we were to expand our portfolio to include new product development programs. Our ability to raise additional financing on acceptable terms, or at all, is subject to significant risks, many of which are beyond our control.

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

(c) Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of acquisition to be cash equivalents.

(d) Short-Term Investments

The Company considers all highly liquid investments with a remaining maturity of more than three months but no longer than twelve months at the time of acquisition to be short-term investments.

(e) Property and Equipment

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

(f) Intellectual Property

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

(g) Impairment or Disposal of Long-lived Assets

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

(i) Stock-Based Compensation; Adoption of SFAS No. 123R

Effective January 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards.

(j) Loss per Common Share

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

The following outstanding potential common shares have been excluded from the computation of diluted net loss per share for the six month periods ended June 30, 2007 and 2006, because they are antidilutive:

	Six Months ended June 30,
	2007	2006
Warrants	321,979	500,104
Options	2,557,746	1,549,250

Total	2,879,725	2,049,354

(k) Income Taxes

On January 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertain Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows for the six-month period ended June 30, 2007 as a result of implementing FIN48. At the adoption date of January 1, 2007, the Company did not have any unrecognized tax benefits.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2007, the Company had no accrued interest or penalties.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

(l) Recent Accounting Pronouncements

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

In July 2006, the FASB issued FIN 48, which specifies the accounting for uncertainty in tax positions. This interpretation requires that the Company firstly determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position, and secondly measure the amount of benefit to be recognized in the financial statements for a tax position that meets the more-likely-than-not recognition threshold. FIN 48 is effective for fiscal years beginning after December 15, 2006. As discussed in Note 4(k), the Company adopted FIN 48 on January 1, 2007.

5.	INTELLECTUAL PROPERTY

At June 30, 2007, intellectual property consisted of patents and patent applications acquired from third parties. This intellectual property is being amortized over periods ranging from 156 months to 248 months. Amortization expense on the Company’s intellectual property was $1,103 and $1,103 for the three months ended June 30, 2007 and 2006, $2,206 and $3,172 for the six months ended June 30, 2007 and 2006, respectively, and $22,130 for the period from inception (September 4, 2003) to June 30, 2007. In the quarter ended June 30, 2006, the Company wrote off $68,238 of its historical patent acquisition costs to reflect management’s decision to stop work on a patent application that is unrelated to the Company’s ongoing development programs.

6.	REDEEMABLE PREFERRED STOCK

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

7.	STOCKHOLDER’S EQUITY

(a) Common Stock

At June 30, 2007, 27,795,743 shares of Common Stock were issued and outstanding.

In May and December 2006, the Company issued 5,215,384 shares of its Common Stock in registered direct offerings, raising gross proceeds of $50,249,990. Placement agent, legal, accounting, printing and other costs related to these offerings, in the aggregate amount of $3,498,533 and $5,207, were charged to additional paid-in capital in the year ended December 31, 2006 and in the six month period ended June 30, 2007, respectively.

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

(b) Stock Purchase Rights

Common shares outstanding are subject to stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s Common Stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s Common Stock. Following the acquisition of twenty percent or more of the Company’s Common Stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation Common Stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at June 30, 2007.

(c) Medivation Equity Incentive Plan

The Medivation Amended and Restated 2004 Equity Incentive Plan (the Medivation Equity Incentive Plan), which is stockholder-approved, provides for the issuance of options and other stock-based awards, including restricted stock and stock appreciation rights, covering up to 7,500,000 shares of Medivation’s Common Stock. Shares issued upon exercise of stock-based awards are new shares that have been reserved for issuance under the plan. The amendment and restatement of the Medivation Equity Incentive Plan was approved by the board of directors and by the stockholders in March and May 2007, respectively.

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

At June 30, 2007, the total outstanding, and the total exercisable, options under the Medivation Equity Incentive Plan were as follows:

	Number Outstanding at June 30, 2007	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Total outstanding options	2,557,746	$6.65	8.5 Years	$35,928,692
Total exercisable options	825,085	$2.32	7.6 Years	$15,168,892

(d) Warrants

At June 30, 2007, warrants to purchase an aggregate of 321,979 shares of Medivation Common Stock at a weighted average exercise price of $1.93 per share were outstanding. These outstanding warrants expire between 2009 and 2017.

In December 2004, the Company issued warrants to an investment banking firm in return for placement agent services provided in connection with a stock offering. The grant date fair value of these warrants was $633,149 (based on the Black- Scholes option pricing model and the following assumptions: stock price of $1.55; historical volatility of 90%; risk free rate of 3.59%; dividend yield of 0%; and warrant life of 5.0 years).

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

(e) Stock-Based Compensation

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

Total stock-based compensation recognized by the Company in the three and six months ended June 30, 2007 and 2006, and the period from inception (September 4, 2003) to June 30, 2007, all of which relates to stock options and warrants, is as follows:

	Three Months ended June 30,		Six Months ended June 30,		Inception (Sep. 4, 2003) to June 30, 2007
	2007	2006	2007	2006
Income statement line item:
General and administrative:
Payroll	$230,048	$28,968	$410,156	$74,732	$786,067
Consulting and other professional fees	731,016	156,268	1,370,414	307,828	3,089,533
Research and development:
Payroll	246,579	77,787	467,336	157,638	1,145,141
Consulting and other professional fees	207,365	28,220	387,300	163,808	1,285,819

Total	$1,415,008	$291,243	$2,635,206	$704,006	$6,306,560

Stock-based compensation attributable to employee and director awards was $476,627 and $106,755 in the three months ended June 30, 2007 and 2006, respectively, $877,492 and $232,370 in the six months ended June 30, 2007 and 2006, respectively, and $1,931,208 in the period from inception (September 4, 2003) to June 30, 2007. Stock-based compensation attributable to consultant awards was $938,381 and $184,488 in the three months ended June 30, 2007 and 2006, respectively, $1,757,714 and $471,636 in the six months ended June 30, 2007 and 2006, respectively, and $4,375,352 in the period from inception (September 4, 2003) to June 30, 2007.

Unearned stock-based compensation attributable to employee and director awards totaled $7,749,621 at June 30, 2007.

(f) Presentation of Unearned Stock-Based Compensation

Prior to the first quarter of 2007, the Company presented unearned stock-based compensation attributable to employee and director awards both within the stockholders’ equity section of the balance sheet (as deferred compensation, with an offsetting entry to additional paid-in capital) and in the financial statement footnotes. In the first quarter of 2007 the Company concluded that a more appropriate interpretation of SFAS No. 123R is that unearned stock-based compensation attributable to employee and director awards be presented only in the financial statement footnotes and not within the stockholders’ equity section of the balance sheet. Accordingly, the Company has revised its deferred compensation and additional paid-in capital accounts at December 31, 2006 and 2005 as follows:

	December 31,
	2006	2005
Deferred compensation
as previously reported	$(4,813,229)	$(1,757,366)
as revised	$—	$—
Additional paid-in capital
as previously reported	$78,865,233	$26,444,599
as revised	$74,052,004	$24,687,233

The revision does not affect the Company’s previously reported statement of operations, statement of cash flows, assets, liabilities, total stockholders’ equity or unearned stock-based compensation for any period.

8.	THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

(a) Medivation Neurology, Inc.

At June 30, 2007, Medivation owned all of the issued and outstanding stock of its operating subsidiary Medivation Neurology, Inc. (MNI), and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

(b) Medivation Prostate Therapeutics, Inc.

At June 30, 2007, Medivation owned all 11,610,798 shares of the issued and outstanding stock of its operating subsidiary MPT, and is entitled to receive one additional share for each dollar that Medivation invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its Common Stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan (the MPT Equity Incentive Plan). At June 30, 2007, one option was outstanding under the MPT Equity Incentive Plan. This option, which was issued to the licensor of MPT’s MDV300 series technology, is exercisable without cash payment for 150,000 shares of MPT Common Stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events including a sale of MPT, a public offering of MPT’s Common Stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” no expense will be recognized with respect to this option unless and until such a liquidity event occurs.

9.	LIQUIDATED DAMAGES TO RELATED AND OTHER PARTIES

In the year ended December 31, 2005, the Company recorded aggregate liquidated damages of $1,610,430 to investors in its 2004 private placement as a result of the inability to register by an agreed-upon date certain shares sold in that offering. Of this amount, $1,102,530 pertains to related party investors, and $507,900 pertains to other investors. The formulas used to calculate the amounts payable to related party investors and to other investors were identical. Medivation paid $1,337,931 of this amount in the year ended December 31, 2005, and the remaining $272,499 in the three months ended March 31, 2006.

10.	CONVERTIBLE NOTE TRANSACTIONS WITH RELATED PARTY

In October 2003 and April 2004, our subsidiary MNI received bridge loans from a related party in the aggregate principal amount of $1,250,000. Principal plus accrued interest on these loans in the amount of $688,955 was converted into Medivation Common Stock in the 2004 private placement. The remaining outstanding principal plus accrued interest of $622,720 was repaid in December 2004.

11.	COMMITMENTS AND CONTINGENCIES

The Company has commitments under operating leases for its current and former offices in San Francisco, California, which leases run through August 2012 and April 2011, respectively. In April 2007, the Company provided a $500,000 letter of credit to the landlord of its current office as security. The Company’s contingent obligations under the letter of credit are collateralized by a $500,000 restricted account at the issuing financial institution. The Company is currently seeking to sublease its former office. Aggregate future minimum lease payments under the two operating leases are as follows:

Six months ending December 31, 2007	$254,209
Year ending December 31, 2008	775,143
Year ending December 31, 2009	797,407
Year ending December 31, 2010	819,671
Year ending December 31, 2011	726,368
Year ending December 31, 2012	396,825

Total of future minimum operating lease payments	$3,769,623

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Our Current Portfolio

Our current portfolio consists of pharmaceuticals in clinical development to treat three large, unmet medical needs –Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer. Our proprietary compound Dimebon has been shown to inhibit the death of brain cells (neurons) in preclinical models of Alzheimer’s disease and Huntington’s disease, making it a novel potential treatment for many neurodegenerative diseases. Dimebon has successfully completed a Phase 2 clinical trial in Alzheimer’s disease and is currently in a Phase 2 clinical trial in Huntington’s disease. Our proprietary compound MDV3100 is the lead clinical development candidate from a library of approximately 170 small molecules licensed by Medivation. These molecules were rationally designed to treat hormone-refractory prostate cancer by inhibiting the androgen receptor (AR) in a different manner from currently approved AR antagonist drugs, which are ineffective in treating prostate cancers that have become hormone-refractory. MDV3100 is currently in a Phase 1-2 clinical trial in hormone-refractory prostate cancer.

Alzheimer’s Disease Program. In September 2006 we announced that Dimebon met all five efficacy endpoints in a six-month randomized, double-blinded, placebo-controlled Phase 2 trial of 183 patients with mild to moderate Alzheimer’s disease conducted at 11 sites in Russia. The endpoints spanned all of the most frequently studied aspects of Alzheimer’s disease: cognition, overall clinical function, activities of daily living, and behavioral problems. After six months of treatment, Dimebon-treated patients scored significantly better on all of these tests than did placebo-treated patients. Dimebon-treated patients also improved significantly over their own starting baseline scores on all of these tests after six months of treatment. Medivation and its advisors designed this study to match closely the design of pivotal registration studies previously accepted by the U.S. Food and Drug Administration (FDA) to approve drugs to treat mild to moderate Alzheimer’s disease, including the six-month duration of treatment, clinical endpoints and patient inclusion/exclusion criteria.

After six months of dosing, patients were given the option of participating in a double-blinded, placebo-controlled six-month extension of this study, for a total of one year of therapy. All patients participating in the extension study remained in the same treatment group (Dimebon or placebo) to which they originally were randomized. In June 2007 we announced that Dimebon patients continued to perform significantly better than placebo patients on all five efficacy endpoints after one year of treatment. Importantly, the benefits of Dimebon over placebo on all five endpoints were either stable or greater at one year compared to the benefits seen at six months. After a full year of treatment, Dimebon patients were stabilized on all five endpoints, meaning that their level of function as assessed by those endpoints was preserved. By contrast, the placebo patients declined on all five endpoints, consistent with the natural history of Alzheimer’s disease as a progressive, neurodegenerative condition. Dimebon was well tolerated throughout the entire one-year treatment period, with significantly fewer serious adverse events in the Dimebon group than in the placebo group at the one year timepoint.

Based on the encouraging results of this study, we are aggressively pursuing further development of Dimebon for Alzheimer’s disease, and plan to begin our global Phase 3 clinical trials in 2008.

Huntington’s Disease Program. In July 2007 we began a randomized, double-blinded, placebo-controlled U.S. Phase 2 clinical study of Dimebon in Huntington’s disease patients, which we are conducting in collaboration with the Huntington Study Group. In this study approximately 90 patients will be treated for a period of three months to evaluate the safety and preliminary efficacy of Dimebon as a treatment for Huntington’s disease. We expect to report top-line results of this Phase 2 study in the first half of 2008. If the results of this study are supportive, we plan to begin global Phase 3 clinical trials in Huntington’s disease in 2008.

Hormone-Refractory Prostate Cancer Program. In July 2007 we began an open-label Phase 1-2 clinical trial of MDV3100, the lead development candidate from our MDV300 series compounds, in patients with hormone-refractory prostate cancer. The trial is being conducted at several clinical sites in the United States, including Memorial Sloan-Kettering Cancer Center in New York. The study is an open-label dose-escalation trial with each patient continuing on MDV3100 for at least three months in the absence of a significant safety issue or disease progression. Patients will be given the option in certain circumstances to continue treatment for longer periods of time. Study endpoints include safety, tolerability, pharmacokinetics, the effect of MDV3100 on serum prostate-specific antigen (PSA) levels (a frequently-used surrogate marker of prostate cancer progression), and disease progression following treatment with MDV3100. We expect to report PSA data from the first subset of patients by the end of 2007. If MDV3100 is tolerated and inhibits serum PSA levels in patients with hormone-refractory prostate cancer, we will seek approval to proceed directly to pivotal Phase 3 clinical trials for this indication and to expand clinical development to include the much larger population of patients with hormone-sensitive prostate cancer.

Our current development plan for our Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer programs, and the presently estimated timeline for each development milestone, are as follows:

Program	Development Milestone	Estimated Start	Estimated Finish
Alzheimer’s disease:	Phase 2 twelve-month efficacy trial (Russia)		Completed
	Phase 1 clinical trials (U.S.)	In progress	2H 2007
	Phase 2 dose finding clinical trial (U.S.)	2H 2007	2008
	Phase 3 clinical trials (global)	2008	2010
	Apply for U.S. and European marketing approval	2010

Huntington’s disease:	Phase 1 clinical trial (U.S.)		Completed
	Phase 2 clinical trial (U.S.)	In progress	1H 2008
	Phase 3 clinical trials (global)	2008	2009
	Apply for U.S. and European marketing approval	2009

Hormone-refractory prostate cancer:	Phase 1-2 clinical trial (U.S.)	In progress	2008
	Report efficacy data from a subset of patients	2H 2007
	Determine whether to proceed to Phase 3 clinical trials	2008

Based on presently available information, our management believes that achievement of the above development milestones relating to our existing product candidates by the estimated dates set forth above is a reasonably achievable goal. However, both our proposed development milestones and their estimated start and finish dates are forward-looking statements, and as such are subject to significant risk and uncertainty. We caution you that the development of biomedical product candidates like ours is subject to high levels of risk, including risks presented by subsequent developments that are unforeseen or unforeseeable, as well as risks that are entirely outside of our control, including the risk of unfavorable results in any of our ongoing or planned preclinical and clinical studies. We also caution you that we have not yet received clearance from the FDA or any comparable foreign regulatory agencies to begin any of the clinical trials listed above, except for those listed as “completed” or “in progress.” We thus face the risk that the FDA and/or comparable foreign regulatory agencies will deny, or impose burdensome conditions on, our requests to begin any of our proposed clinical studies, or require us to conduct additional studies not listed above. We thus cannot guarantee that we will be able to complete any of our projected milestone events, or that any of them that we do achieve will be on time or on budget.

Liquidity and Capital Resources

We have incurred aggregate net losses of $41,263,045 through June 30, 2007, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities. Total operating expenses increased to $7,663,637 in the second quarter of 2007 from $6,202,028, in the first quarter, an increase of $1,461,609 (or 24%). Total operating expenses include stock-based compensation, a non-cash expense, of $1,415,008 and $1,220,198 in the second and first quarters of 2007, respectively. We expect total operating expenses for the remainder of 2007 to continue to increase beyond second quarter 2007 levels due to expanded research and development of Dimebon and MDV3100 (including the Phase 2 clinical trial of Dimebon in Huntington’s disease and the Phase 1-2 clinical trial of MDV3100 in hormone-refractory prostate cancer that we began in July 2007), increases in our headcount to staff these activities, and relocation to our larger office facility in July 2007. Headcount at June 30, 2007 was 17 employees, and we expect that figure to roughly double by year end.

We have not generated any revenue from operations to date, and do not expect to generate revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, and we expect this to continue to be the case for the foreseeable future.

As of June 30, 2007, we had cash, cash equivalents and other current assets of $38,016,777, accounts payable and other current liabilities of $2,804,614, and no long-term debt. We expect that our current cash, cash equivalents and other current assets will be sufficient to fund the presently budgeted costs of executing our development plan through June 30, 2008. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty, and that we may require additional financing sooner than expected for any of a number of reasons, including without limitation if we were to incur significant delays or cost overruns in the execution of our development plan or if we were to expand our portfolio to include new product development programs. Our ability to raise additional financing on acceptable terms, or at all, is subject to significant risks, many of which are beyond our control. For a discussion of these risks, we refer you to our Annual Report on Form 10-KSB for the year ended December 31, 2006.

We do not expect to purchase or sell any plant or significant equipment for the foreseeable future.

Item 3A(T). Controls and Procedures.

Medivation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rule 13a-15(b), Medivation carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Under current law, management’s internal controls certification requirements of Section 404 of the Sarbanes-Oxley act will become applicable to Medivation for the first time this fiscal year. Management is in the process of preparing for Section 404 compliance, and has engaged an outside consulting firm to assist in that regard.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 30, 2007. The stockholders elected all of management’s nominees for the board of directors to hold office until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The stockholders also approved the Amended and Restated 2004 Equity Incentive Award Plan. The voting results are as follows:

Election of Directors

Director	For	Withheld
Daniel D. Adams	16,522,609	5,566,837
Gregory H. Bailey	16,537,696	5,551,750
Kim D. Blickenstaff	16,532,519	5,556,927
David T. Hung	16,537,706	5,551,740
W. Anthony Vernon	21,515,112	574,334

Ratification of Independent Registered Public Accounting Firm for 2007 Fiscal Year

For	Against	Abstentions	Broker Non-Votes
22,072,608	11,508	5,331	5,249

Approval of Amended and Restated 2004 Equity Incentive Award Plan

For	Against	Abstentions	Broker Non-Votes
12,350,350	1,215,611	11,875	8,516,860

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIVATION, INC.

Date: August 13, 2007	By:	/s/ C. PATRICK MACHADO
	Name:	C. Patrick Machado
	Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)