Form 10QSB
period 2007-09-30
MEDIVATION, INC.
filed 2007-11-14
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, 28,828,290 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

Sep. 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$31,501,089
Prepaid expenses and other current assets	534,839

Total current assets	32,035,928
Property and equipment (net of accumulated depreciation of $ 32,725)	665,852
Intellectual property (net of accumulated amortization of $ 16,471)	59,429
Restricted investment	500,000
Other assets	215,177

Total assets	$33,476,386

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,081,351
Other current liabilities	673,422

Total current liabilities	4,754,773
Deferred rent and lease incentive	536,971
Series A redeemable preferred stock	11,000

Total liabilities	5,302,744

Stockholders’ equity:
Preferred stock, $0.01 par value per share;
1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.01 par value per share;
50,000,000 shares authorized; 27,804,742 shares issued and outstanding	278,047
Additional paid-in capital	78,522,070
Deficit accumulated during the development stage	(50,626,475)

Total stockholders’ equity	28,173,642

Total liabilities, redeemable preferred stock and stockholders’ equity	$33,476,386

See accompanying notes to condensed consolidated financial statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,		Inception (Sep. 4, 2003) to to Sep. 30, 2007
	2007	2006	2007	2006
Operating expenses:
General and administrative:
Payroll*	$673,244	$191,233	$1,788,694	$521,290	$3,615,987
Consulting and other professional fees*	1,074,840	496,261	3,186,003	1,182,434	7,052,136
Other general and administrative	890,080	152,917	1,602,114	651,084	3,630,916

Total general and administrative	2,638,164	840,411	6,576,811	2,354,808	14,299,039
Research and development:
Payroll*	1,567,911	300,438	3,301,222	749,130	5,673,790
Consulting and other professional fees*	894,244	540,608	2,840,470	1,512,550	7,287,991
Preclinical and clinical studies	4,116,867	1,970,093	10,064,554	5,151,013	22,634,869
Other research and development	605,967	50,789	905,761	212,729	1,531,532

Total research and development	7,184,989	2,861,928	17,112,007	7,625,422	37,128,182
Total operating expenses	9,823,153	3,702,339	23,688,818	9,980,230	51,427,221

Loss from operations	(9,823,153)	(3,702,339)	(23,688,818)	(9,980,230)	(51,427,221)

Other income (expense):
Interest and other income	459,723	225,340	1,521,314	503,150	2,437,412
Warrants issued to related party guarantors	—	—	—	—	(17,505)
Liquidated damages expense:
To related parties	—	—	—	—	(1,102,530)
To other parties	—	—	—	—	(507,900)

Total other income	459,723	225,340	1,521,314	503,150	809,477
Loss before provision for income taxes	(9,363,430)	(3,476,999)	(22,167,504)	(9,477,080)	(50,617,744)
Provision for income taxes	—	—	2,400	2,400	8,731

Net loss	$(9,363,430)	$(3,476,999)	$(22,169,904)	$(9,479,480)	$(50,626,475)

Basic and diluted loss per share:	$(0.34)	$(0.14)	$(0.80)	$(0.40)

Weighted average common shares outstanding	27,796,916	25,295,048	27,775,905	23,710,015

*	Includes stock-based compensation. See Note 8(f).

See accompanying notes to condensed consolidated financial statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended Sep. 30,		Inception (Sep. 4, 2003) to Sep. 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(22,169,904)	$(9,479,480)	$(50,626,475)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of intellectual property	—	68,238	143,238
Depreciation and amortization	36,472	5,589	58,368
Loss on disposal of property and equipment	6,353	—	6,353
Accretion of discount on securities	(69,567)	—	(78,595)
Stock-based compensation	4,272,172	1,278,632	7,943,526
Liquidated damages accrued:
To related parties	—	—	1,102,530
To other parties	—	—	507,900
Liquidated damages paid:
To related parties	—	(16,120)	(1,102,530)
To other parties	—	(256,379)	(507,900)
Warrants issued to related party guarantors	—	—	17,505
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	127,583	(126,849)	(534,839)
Other assets	12,301	(36,901)	(24,601)
Accounts payable	2,389,504	126,476	4,081,351
Other current liabilities	669,372	8,175	673,422
Deferred rent and lease incentive	504,254	—	536,971

Net cash used in operating activities	(14,221,460)	(8,428,619)	(37,803,776)

Cash flows from investing activities:
Medivation cash balances at closing of December 2004 merger	—	—	1,932,406
Purchase of short-term investments	—	(20,858,989)	(76,835,198)
Maturities of short-term investments	42,263,719	14,297,683	76,913,793
Purchase of property and equipment	(698,577)	—	(707,340)
Purchase of restricted investment	(500,000)	—	(500,000)
Purchase of intellectual property	—	—	(225,000)

Net cash provided by (used in) investing activities	41,065,142	(6,561,306)	578,661

Cash flows from financing activities:
Issuance of Series B preferred stock	—	—	1,800
Issuance of convertible notes:
To related party	—	—	1,250,000
To other party	—	—	600,000
Principal repayment on notes held by related party	—	—	(595,861)
Issuance of common stock in the December 2004 financing	—	—	10,700,270
Issuance of common stock in the December 2005 financing	—	—	10,452,925
Issuance of common stock in the May and December 2006 financings	—	14,250,000	50,249,990
Offering costs paid in cash	(195,783)	(1,119,753)	(4,383,543)
Class B warrant exercises	—	—	25,413
Stock option exercises	203,913	—	425,210

Net cash provided by financing activities	8,130	13,130,247	68,726,204

Net increase (decrease) in cash and cash equivalents	26,851,812	(1,859,678)	31,501,089
Cash and cash equivalents at beginning of period	4,649,277	4,583,934	—

Cash and cash equivalents at end of period	$31,501,089	$2,724,256	$31,501,089

Cash paid for interest to related party	$—	$—	$26,859
Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of convertible notes (including accrued interest):
To related party	—	—	688,955
To other party	—	—	610,776
Shares issued to purchase intellectual property	—	—	900
Shares issued for placement agent services in the December 2004 financing	—	—	969,834
Warrants issued for placement agent services in the December 2004 financing	—	—	633,149

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Medivation, Inc. (the Company or Medivation), together with its operating subsidiaries, is a biopharmaceutical company engaged in the acquisition, research and development of promising medical product candidates. The Company focuses particularly on product candidates that have strong intellectual property positions, address large unmet medical needs, and have the potential to enter clinical development within 12 to 18 months after acquisition, and on driving development in a rapid, cost-effective manner. Medivation intends to build and maintain a portfolio of four to six development programs at all times, and remains actively engaged in evaluation of new technologies to further expand its portfolio.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair statement of the Company’s financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Medivation, the interim condensed consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair statement. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis. The interim results for the period ended September 30, 2007 are not necessarily indicative of results for the full 2007 fiscal year or any other future interim periods.

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

(a) Development Stage Company

For the period from inception (September 4, 2003) to date, the Company’s operations have been directed primarily toward developing its proprietary product candidates. Accordingly, the Company is considered to be in the development stage.

The Company has not generated any revenue from operations to date, and does not expect to generate revenue for several years, if ever. The Company has incurred aggregate net losses of $50,626,475 through September 30, 2007, and expects to incur substantial and increasing additional losses in the future as it expands its research and development activities. In particular, the Company expects total operating expenses to continue to increase beyond third quarter 2007 levels. All of the Company’s operations to date have been funded through the sale of its debt and equity securities, and the Company expects this to continue to be the case for the foreseeable future.

As of September 30, 2007, the Company had cash, cash equivalents and other current assets of $32,035,928, accounts payable and other current liabilities of $4,754,773, and no long-term debt. On October 26, 2007, the Company sold 265,431 shares of its common stock to Azimuth Opportunity, Ltd. (Azimuth) at approximately $22.60 per share under the Company’s equity line of credit with Azimuth, raising gross proceeds of $6,000,000. On November 14, 2007, the Company sold 758,117 shares of its common stock to Azimuth at approximately $20.12 per share under the Company’s equity line of credit with Azimuth, raising gross proceeds of $15,250,000. The Company expects that its current cash, cash equivalents and other current assets will be sufficient to fund the presently budgeted costs of executing its development plan through September 30, 2008. However, readers are cautioned that this is a forward-looking statement and is subject to significant risk and uncertainty, and that the Company may require additional financing sooner than expected for any of a number of reasons, including without limitation if it were to incur significant delays or cost overruns in the execution of its development plan or if it were to expand its portfolio to include new product development programs. The Company’s ability to raise additional financing on acceptable terms, or at all, is subject to significant risks, many of which are beyond its control.

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

The following outstanding potential common shares have been excluded from the computation of diluted net loss per share for the nine month periods ended September 30, 2007 and 2006 because they are nondilutive:

	Nine Months ended Sep. 30,
	2007	2006
Warrants	321,979	500,104
Options	2,733,986	1,944,149

Total	3,055,965	2,444,253

(k) Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at September 30, 2007 and for the nine month period then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

(l) Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities” (EITF 07-3) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet decided if it will elect to measure these financial instruments and other items at fair value.

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

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company firstly determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position, and secondly measure the amount of benefit to be recognized in the financial statements for a tax position that meets the more-likely-than-not recognition threshold. FIN 48 is effective for fiscal years beginning after December 15, 2006. As discussed in Note 4(k), the Company adopted FIN 48 on January 1, 2007.

5.	PROPERTY AND EQUIPMENT

The components of the Company’s property and equipment and related accumulated depreciation and amortization at September 30, 2007 were as follows:

Sep. 30, 2007
Furniture and fixtures	$31,853
Leasehold improvements	584,779
Laboratory equipment	81,945

698,577
Less: accumulated depreciation and amortization	(32,725)

$665,852

Depreciation and amortization expense on property and equipment was $30,474 and $438 for the three month periods ended September 30, 2007 and 2006, respectively, $33,163 and $1,315 for the nine month periods ended September 30, 2007 and 2006, respectively, and $35,135 for the period from inception (September 4, 2003) to September 30, 2007.

6.	INTELLECTUAL PROPERTY

At September 30, 2007, intellectual property consisted of patents and patent applications acquired from third parties. This intellectual property is being amortized over periods ranging from 156 months to 248 months. Amortization expense on the Company’s intellectual property was $1,103 and $1,103 for the three months ended September 30, 2007 and 2006, respectively, $3,309 and $4,274 for the nine months ended September 30, 2007 and 2006, respectively, and $23,233 for the period from inception (September 4, 2003) to September 30, 2007.

7.	REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors (Board). The Company has outstanding 110 shares of Series A Redeemable Preferred Stock, which it issued for an aggregate purchase price of $11,000. The Series A Redeemable Preferred Stock is non-voting, does not bear dividends, and is not convertible into common stock or any other securities of the Company. The Series A Redeemable Preferred Stock is redeemable at any time, at the option of the holders thereof, for a redemption price equal to its original purchase price. No other preferred stock of the Company is outstanding.

8.	STOCKHOLDER’S EQUITY

(a) Common Stock

At September 30, 2007, 27,804,742 shares of common stock were issued and outstanding.

In May and December 2006, the Company issued 5,215,384 shares of its common stock in registered direct offerings, raising gross proceeds of $50,249,990. Placement agent, legal, accounting, printing and other costs related to these offerings, in the aggregate amount of $3,498,533 and $5,207, were charged to additional paid-in capital in the year ended December 31, 2006 and in the nine month period ended September 30, 2007, respectively.

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

(b) Equity Line of Credit

The Company entered into an equity line of credit with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement dated September 7, 2007. Subject to the conditions set forth in that agreement, Azimuth is committed to purchase up to $100,000,000 of the Company’s common stock pursuant to draw down notices that the Company may give to Azimuth from time to time at the Company’s discretion until April 1, 2009. The price of shares sold is determined by reference to the volume weighted average price of the Company’s common stock on the Nasdaq Global Market during a ten trading day pricing period at the time of each draw down notice, less a small discount.

(c) Stock Purchase Rights

Share of common stock outstanding are subject to stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at September 30, 2007.

(d) Medivation Equity Incentive Plan

The Medivation Amended and Restated 2004 Equity Incentive Award Plan (the Medivation Equity Incentive Plan), which is stockholder-approved, provides for the issuance of options and other stock-based awards, including restricted stock and stock appreciation rights, covering up to 7,500,000 shares of Medivation’s common stock. Shares issued upon exercise of stock-based awards are new shares that have been reserved for issuance under the plan. The amendment and restatement of the Medivation Equity Incentive Plan was approved by the Board and by the stockholders in March and May 2007, respectively.

The Medivation Equity Incentive Plan is administered by our Board, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Medivation Equity Incentive Plan cannot exceed ten years. Options generally have an exercise price equal to the fair market value of our common stock on the grant date, and generally vest over a period of four years. The options may contain an early exercise feature, pursuant to which the optionee may exercise the option before it has vested. However, so long as an option remains unvested, all shares purchased upon early exercise remain subject to repurchase by Medivation at the option exercise price if the optionee’s service with Medivation terminates. For purposes of the following disclosures, early exercise options are not considered to have been exercised, or to be exercisable, until this repurchase right has lapsed. In addition, all outstanding awards under the Medivation Equity Incentive Plan will accelerate and become immediately exercisable upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan.

At September 30, 2007, the total outstanding, and the total exercisable, options under the Medivation Equity Incentive Plan were as follows:

	Number Outstanding at Sep. 30, 2007	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Total outstanding options	2,733,986	$7.48	8.3 Years	$37,428,393
Total exercisable options	1,015,447	$2.63	7.5 Years	$18,826,135

(e) Warrants

At September 30, 2007, warrants to purchase an aggregate of 321,979 shares of Medivation common stock at a weighted average exercise price of $1.93 per share were outstanding. These outstanding warrants expire between 2009 and 2017.

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

(f) Stock-Based Compensation

Medivation estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of Medivation’s common stock, the historical stock price volatility of comparable companies’ common stock and, beginning in the third quarter of 2007, the implied volatility of Medivation’s common stock inherent in the market prices of publicly traded options in Medivation’s common stock. The Company presently weights historical volatility more heavily than implied volatility because options on Medivation’s common stock began trading publicly only in the second quarter of 2007. Estimated dividend yield is 0%. Estimated term is six years for awards granted to employees and directors, and four years for awards granted to consultants. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms.

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

Total stock-based compensation recognized by the Company in the three and nine months ended September 30, 2007 and 2006, and the period from inception (September 4, 2003) to September 30, 2007, all of which relates to stock options and warrants, is as follows:

	Three Months ended Sep. 30,		Nine Months ended Sep. 30,		Inception (Sep. 4, 2003) to Sep. 30, 2007
	2007	2006	2007	2006
Income statement line item:
General and administrative:
Payroll	$293,672	$64,517	$703,828	$139,249	$1,079,739
Consulting and other professional fees	744,127	294,404	2,114,541	602,233	3,833,660
Research and development:
Payroll	391,325	104,256	858,661	261,894	1,536,465
Consulting and other professional fees	207,842	111,448	595,142	275,256	1,493,661

Total	$1,636,966	$574,625	$4,272,172	$1,278,632	$7,943,525

Stock-based compensation attributable to employee and director awards was $684,997 and $168,773 in the three months ended September 30, 2007 and 2006, respectively, $1,562,489 and $401,143 in the nine months ended September 30, 2007 and 2006, respectively, and $2,616,204 in the period from inception (September 4, 2003) to September 30, 2007. Stock-based compensation attributable to consultant awards was $951,969 and $405,852 in the three months ended September 30, 2007 and 2006, respectively, $2,709,683 and $877,489 in the nine months ended September 30, 2007 and 2006, respectively, and $5,327,321 in the period from inception (September 4, 2003) to September 30, 2007.

Unearned stock-based compensation attributable to employee and director awards totaled $9,116,527 at September 30, 2007.

(g) Presentation of Unearned Employee Stock Compensation

Prior to the first quarter of 2007, the Company presented unearned stock-based compensation attributable to employee and director awards both within the stockholders’ equity section of the balance sheet (as deferred compensation, with an offsetting entry to additional paid-in capital) and in the financial statement footnotes. In the first quarter of 2007, the

Company concluded that a more appropriate interpretation of SFAS No. 123R is that unearned stock-based compensation attributable to employee and director awards be presented only in the financial statement footnotes and not within the stockholders’ equity section of the balance sheet. Accordingly, the Company has revised its deferred compensation and additional paid-in capital accounts at December 31, 2006 and 2005 as follows:

	Year ended Dec. 31,
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

(a) Medivation Neurology, Inc.

At September 30, 2007, Medivation owned all of the issued and outstanding stock of its operating subsidiary Medivation Neurology, Inc. (MNI), and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

(b) Medivation Prostate Therapeutics, Inc.

At September 30, 2007, Medivation owned all 13,708,631 shares of the issued and outstanding stock of its operating subsidiary Medivation Prostate Therapeutics, Inc. (MPT), and is entitled to receive one additional share for each dollar that Medivation invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its common stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan (the MPT Equity Incentive Plan). At September 30, 2007, one option was outstanding under the MPT Equity Incentive Plan. This option, which was issued to the licensor of MPT’s MDV300 series technology, is exercisable without cash payment for 150,000 shares of MPT common stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events including a sale of MPT, a public offering of MPT’s common stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” no expense will be recognized with respect to this option unless and until such a liquidity event occurs.

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

Nine months ending December 31, 2007	$191,053
Year ending December 31, 2008	775,143
Year ending December 31, 2009	797,407
Year ending December 31, 2010	819,671
Year ending December 31, 2011	726,368
Year ending December 31, 2012	396,825

Total of future minimum operating lease payments	$3,706,467

In September 2007, the Company entered into a sublease of its former office through February 2011.

13.	SUBSEQUENT EVENTS

On October 26, 2007, the Company sold 265,431 shares of its common stock to Azimuth Opportunity, Ltd. at approximately $22.60 per share under the Company’s equity line of credit with Azimuth, raising gross proceeds of $6,000,000. On November 14, 2007, the Company sold 758,117 shares of its common stock to Azimuth at approximately $20.12 per share under the Company’s equity line of credit with Azimuth, raising gross proceeds of $15,250,000.

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

The Company

We are a biopharmaceutical company engaged in the acquisition, research and development of promising medical product candidates. We focus particularly on product candidates that have strong intellectual property positions, address large unmet medical needs, and have the potential to enter clinical development within 12 to 18 months after acquisition, and on driving development in a rapid, cost-effective manner. We intend to build and maintain a portfolio of four to six development programs at all times, and remain actively engaged in evaluation of new technologies to further expand our portfolio.

Our Current Portfolio

Our current portfolio consists of pharmaceuticals in clinical development to treat three large, unmet medical needs – Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer. Our proprietary compound Dimebon has been shown to inhibit the death of brain cells (neurons) in preclinical models of Alzheimer’s disease and Huntington’s disease, making it a novel potential treatment for many neurodegenerative diseases. Dimebon has successfully completed a Phase 2 clinical trial in Alzheimer’s disease and is currently in a Phase 2 clinical trial in Huntington’s disease. Our proprietary compound MDV3100 is the lead clinical development candidate from a library of approximately 170 small molecules licensed by Medivation. These molecules were rationally designed to treat hormone-refractory prostate cancer by modulating the androgen receptor (AR) in a different manner from currently approved AR antagonist drugs, which generally are ineffective in treating prostate cancers that have become hormone-refractory. MDV3100 is currently in a Phase 1-2 clinical trial in hormone-refractory prostate cancer.

Alzheimer’s Disease Program. In a randomized, double-blinded, placebo-controlled clinical trial of 183 patients with mild to moderate Alzheimer’s disease conducted at 11 sites in Russia, Dimebon improved the clinical course of Alzheimer’s disease patients by causing statistically significant improvements over placebo in each of the five primary aspects of the disease – memory, thinking, activities of daily living, behavior and overall clinical function. Significant gains over placebo in all five primary disease aspects were evident after as little as 12 weeks of treatment, and were maintained after both six months and a full year of treatment. In addition, after six months of treatment Dimebon patients were significantly better on all five disease aspects than they were at the beginning of the study. The real world impact of these data was evaluated by independent assessment, including caregiver interviews, which confirmed improvement or stabilization in 81% of Dimebon-treated patients after six months of treatment. Importantly, Dimebon’s overall benefit compared to placebo continued to increase over time, and was larger at one year than at six months. Dimebon was well tolerated throughout the entire one year treatment period, with significantly fewer serious adverse events in the Dimebon group than in the placebo group at the one year timepoint.

Medivation and its advisors designed this study to match closely the design of pivotal registration studies previously accepted by the U.S. Food and Drug Administration (FDA) to approve drugs to treat mild to moderate Alzheimer’s disease, including the duration of treatment, clinical endpoints and patient inclusion/exclusion criteria.

Based on the encouraging results of this study, we are aggressively pursuing further development of Dimebon for Alzheimer’s disease, and plan to begin our global Phase 3 clinical trials in 2008. Because we plan to test multiple doses of Dimebon in our global Phase 3 clinical trials, we do not believe that a separate U.S. Phase 2 dose finding clinical trial of Dimebon for Alzheimer’s disease is required. Thus, we no longer plan to conduct such a Phase 2 study.

Huntington’s Disease Program. In July 2007, we began a randomized, double-blinded, placebo-controlled U.S. Phase 2 clinical study of Dimebon in Huntington’s disease patients, which we are conducting in collaboration with the Huntington Study Group. In this study, approximately 90 patients will be treated for a period of three months to evaluate the safety and preliminary efficacy of Dimebon as a treatment for Huntington’s disease. We expect to report top-line results of this Phase 2 study in the first half of 2008. If the results of this study are supportive, we plan to begin global Phase 3 clinical trials in Huntington’s disease in 2008.

Hormone-Refractory Prostate Cancer Program. In July 2007, we began an open-label Phase 1-2 clincal trial of MDV3100, the lead development candidate from our MDV300 series compounds, in patients with hormone-refractory prostate cancer. The trial is being conducted at several clinical sites in the United States, including Memorial Sloan-Kettering Cancer Center in New York. The study is enrolling patients in up to seven dose groups of three patients each at escalating doses, with each group continuing treatment for at least three months barring any safety issues. Enrollment has been completed for the two lowest dose groups and is ongoing for the higher dose groups. Once a maximum tolerated dose has been established, treatment at that dose level will be expanded to 20 patients. The study endpoints include safety, tolerability, pharmacokinetics, effects on serum prostate-specific antigen (PSA) levels and disease progression. We expect to complete the study, and report final top-line study results, in 2008. If these results are positive, we expect to seek FDA agreement in 2008 to enter pivotal Phase 3 registration studies in hormone-refractory prostate cancer and to expand clinical development to include the much larger population of patients with hormone-sensitive prostate cancer.

In November 2007, we announced early PSA data from the two lowest dose groups in this clinical trial. Patients in the lowest and second lowest dose groups had completed two and one months of treatment, respectively. MDV3100 reduced serum PSA levels in all patients enrolled in both dose groups. PSA declines occurred in a dose-dependent manner in these patients. In the lowest dose group, after two months of treatment, PSA levels declined 45 percent to 66 percent. PSA levels in the second lowest dose group declined 75 percent to 89 percent after the first month of treatment. MDV3100 has been well tolerated to date in both dose groups. These PSA reductions are early data from a small number of patients, and we do not yet know whether they will be confirmed at the end of the study. Furthermore, even if they are confirmed, we do not know if PSA reductions will correlate with an improvement in overall survival, the standard registration endpoint used in most pivotal Phase 3 studies for hormone-refractory prostate cancer. Nonetheless, we believe these early data provide encouragement regarding MDV3100’s potential as a treatment for hormone-refractory prostate cancer.

Our current development plan for our Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer programs, and the presently estimated timeline for each development milestone, are as follows:

Program	Development Milestone	Estimated Start	Estimated Finish
Alzheimer’s disease:	Phase 2 twelve-month efficacy trial (Russia)		Completed
	Phase 1 clinical trials (U.S.)		Completed
	Phase 3 clinical trials (global)	2008	2010
	Apply for U.S. and European marketing approval	2010
Huntington’s disease:	Phase 1 clinical trial (U.S.)		Completed
	Phase 2 clinical trial (U.S.)	In progress	1H 2008
	Phase 3 clinical trials (global)	2008	2009
	Apply for U.S. and European marketing approval	2009
Hormone-refractory prostate cancer:	Phase 1-2 clinical trial (U.S.)	In progress	2008
	Report efficacy data from a subset of patients		Completed
	Seek FDA agreement to begin Phase 3 clinical trials	2008

Based on presently available information, our management believes that achievement of the above development milestones relating to our existing product candidates by the estimated dates set forth above is a reasonably achievable goal. However, both our proposed development milestones and their estimated start and finish dates are forward-looking statements, and as such are subject to significant risk and uncertainty. We caution you that the development of pharmaceutical product candidates like ours is subject to high levels of risk, including risks presented by subsequent developments that are unforeseen or unforeseeable, as well as risks that are entirely outside of our control, including the risk of unfavorable results in any of our ongoing or planned preclinical and clinical studies. We also caution you that we have not yet received clearance from the FDA or any comparable foreign regulatory agencies to begin any of the clinical trials listed above, except for those listed as “completed” or “in progress” on the development plan set forth above. We thus face the risk that the FDA and/or comparable foreign regulatory agencies will deny, or impose burdensome conditions on, our requests to begin any of our proposed clinical studies, or require us to conduct additional studies not listed above. We thus cannot guarantee that we will be able to complete any of our projected milestone events, or that any of them that we do achieve will be on time or on budget.

Liquidity and Capital Resources

We have incurred aggregate net losses of $50,626,475 through September 30, 2007, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities. Total operating expenses increased to $9,823,153 in the third quarter of 2007 from $7,663,637 in the second quarter of 2007, an increase of $2,159,516 (or 28%). Total operating expenses includes stock-based compensation, a non-cash expense, of $1,636,966 and $1,415,008 in the third and second quarters of 2007, respectively. We expect total operating expenses to continue to increase beyond third quarter 2007 levels due primarily to expanded research and development of Dimebon and MDV3100 (including the Phase 2 clinical trial of Dimebon in Huntington’s disease and the Phase 1-2 clinical trial of MDV3100 in hormone-refractory prostate cancer that we began in July 2007, and the global Phase 3 clinical trials of Dimebon in Alzheimer’s disease that we expect to begin in 2008). Headcount at September 30, 2007 was 26 employees, and we expect that figure to increase to approximately 30 by year end.

We have not generated any revenue from operations to date, and do not expect to generate revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, and we expect this to continue to be the case for the foreseeable future.

As of September 30, 2007, we had cash, cash equivalents and other current assets of $32,035,928, accounts payable and other current liabilities of $4,754,773, and no long-term debt. On October 26, 2007, we sold 265,431 shares of our common stock to Azimuth Opportunity, Ltd. (Azimuth) at approximately $22.60 per share under our equity line of credit with Azimuth, raising gross proceeds of $6,000,000. On November 14, 2007, we sold 758,117 shares of our common stock to Azimuth at approximately $20.12 per share under our equity line of credit with Azimuth, raising gross proceeds of $15,250,000. We expect that our current cash, cash equivalents and other current assets will be sufficient to fund the presently budgeted costs of executing our development plan through September 30, 2008. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty, and that we may require additional financing sooner than expected for any of a number of reasons, including without limitation if we were to incur significant delays or cost overruns in the execution of our development plan or if we were to expand our portfolio to include new product development programs.

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

There has been no change in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Under current law, management’s internal controls certification requirements of Section 404 of the Sarbanes-Oxley Act will become applicable to Medivation for the first time this fiscal year. Management is working with an outside consultant to prepare for Section 404 compliance.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
10.1	Common Stock Purchase Agreement, dated as of September 7, 2007, by and between Medivation, Inc. and Azimuth Opportunity Ltd. (incorporated by reference to Exhibit 10.1 to Medivation, Inc.’s Current Report on Form 8-K filed on September 10, 2007).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIVATION, INC.

Date: November 14, 2007	By:	/s/ C. PATRICK MACHADO
	Name:	C. Patrick Machado
	Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)