Form 10KSB
period 2007-12-31
MEDIVATION, INC.
filed 2008-02-19
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32836

Medivation, Inc.

(Name of small business issuer in its charter)

Delaware	13-3863260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Spear Street, 3rd Floor San Francisco, California 94105	94105
(Address of principal executive offices)	(Zip Code)

(415) 543-3470

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Market

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:     ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 14, 2008: $149,844,811

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 14, 2008, there were outstanding an aggregate of 28,837,290 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement with respect to the 2008 Annual Meeting of Stockholders of Medivation, Inc., to be filed pursuant to Rule 14a-101 on Schedule 14A with the Securities and Exchange Commission (the “Commission”) within 120 days after the close of the fiscal year ended December 31, 2007 (the “Definitive Proxy Statement”), have been incorporated by reference in Part III of this Annual Report on Form 10-KSB of Medivation, Inc. (the “Report”).

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

The Company

We are a biopharmaceutical company with small molecule drugs in clinical development to treat three large, unmet medical needs—Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer. Our strategy is to identify promising product candidates, to develop them in a rapid, cost-effective manner, and to seek development and/or commercialization partners as appropriate to complement our internal efforts.

Our Pipeline

Dimebon in Alzheimer’s Disease and Huntington’s Disease. Our lead product candidate, Dimebon, has successfully completed the first of two pivotal trials required to seek marketing approval in the United States for mild-to-moderate Alzheimer’s disease. We plan to begin our second, confirmatory pivotal Phase 3 Alzheimer’s disease trial in the second quarter of 2008. We are also studying Dimebon in an ongoing Phase 2 clinical trial in patients with mild-to-moderate Huntington’s disease. Dimebon has been shown to inhibit the death of brain cells (neurons) in preclinical models of Alzheimer’s disease and Huntington’s disease, making it a novel potential treatment for these and potentially other neurodegenerative diseases. Based on preclinical experiments we have conducted, we believe that Dimebon operates through a novel mitochondrial mechanism of action.

MDV3100 in Hormone-Refractory Prostate Cancer. Our proprietary compound MDV3100 is currently in a Phase 1-2 clinical trial in approximately 100 patients with hormone-refractory prostate cancer. MDV3100 is the lead clinical development candidate from a library of approximately 170 small molecules licensed by Medivation. These molecules were rationally designed to treat hormone-refractory prostate cancer by modulating the androgen receptor (AR) in a different manner from currently approved AR antagonist drugs, which generally are ineffective in treating prostate cancers that have become hormone-refractory.

New Product Candidates. We remain actively engaged in identifying new product candidates, both internally and externally, to further expand our pipeline of product candidates. Our internal pipeline expansion efforts are focused on the development of novel second generation Dimebon analogs.

Our Corporate Structure

We have formed separate subsidiaries to hold the product candidates we are developing. Our subsidiary Medivation Neurology, Inc. holds our Dimebon technology, and our subsidiary Medivation Prostate Therapeutics, Inc. holds our MDV300 series technology.

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

Potential Neuroprotective Activity

In preclinical experiments, Dimebon demonstrated neuroprotective activity in models relevant to Alzheimer’s disease and Huntington’s disease. The ß-amyloid protein is a known neurotoxin that is widely believed to contribute to the neurofibrillary tangles and plaques that characterize Alzheimer’s disease. When neurons are exposed to the ß-amyloid protein in vitro, a significant portion of them die. Dimebon has been shown to inhibit this ß-amyloid induced neuron death in vitro. In addition, as described in more detail below under “—Performance in Animal Models of Disease,” in a transgenic Drosophila (fruit fly) model of Huntington’s disease, Dimebon has been shown to protect photoreceptor neurons against death induced by the human gene encoding the huntingtin protein, an abnormal protein widely believed to cause Huntington’s disease.

Mechanism of Action

Based on preclinical research that we have conducted, we believe that Dimebon is exerting its activity through a novel mechanism of action involving blockade of mitochondrial pores. Mitochondria are intracellular structures that are responsible for generating energy within all cells. Mitochondria are surrounded by a membrane which contains pores through which substances can pass between the mitochondria and the surrounding cell. Mitochondrial pore opening has been associated in the published literature with the death of neurons. For example, a review article published in 2003 in The Journal of Physiology and Biochemistry (Jordan J. et al., “Mitochondrial control of neuron death and its role in neurodegenerative disorders”) reports that opening mitochondrial pores can lead to neuron death by allowing excess calcium to flow between the cytoplasm (the area of the cell surrounding the mitochondria) and the mitochondria, and by allowing so-called “suicide factors” (substances which induce cells to kill themselves) to escape from the mitochondria into the cytoplasm. Preclinical data generated to date suggest that Dimebon may reduce permeability of the mitochondrial membrane, whether by means of blocking mitochondrial pores or through some other mechanism, which may protect neurons from dying.

Performance in Animal Models of Disease

Active Avoidance Model of Alzheimer’s Disease. In this model, a rat is housed in a two-chambered box with an overhead light in each chamber. A few seconds after the overhead light in a chamber is turned on, an electrical shock is transmitted to the floor beneath the light. The rat quickly learns to move to the adjacent, non-electrically charged chamber as soon as the overhead light is turned on. The rats in this study were given a neurotoxin that appears to impair their cognition and memory. The impaired rats were then treated with either control vehicle (saline), Dimebon or tacrine (the first drug approved by the U.S. Food and Drug Administration (FDA) to treat Alzheimer’s disease, but now rarely used), and tested for their ability to avoid electrical shock, as well as for time required to move to the non-electrically charged chamber of the box. Dimebon performed comparably or superior to tacrine in this experiment.

Morris Water Maze Model of Alzheimer’s Disease. In this model, a rat swims in a five-foot diameter vat of water containing a small submerged platform which the swimming rat cannot see. An overhead video camera tracks the rat’s swimming path, which is digitized, mapped and measured. The rat swims randomly in the vat of water with no place to rest until it finds the submerged platform. The rat is trained to find the platform and once it does and remembers the location of the platform, the route that the rat takes from its starting place to the platform becomes more direct and less random. Control rats eventually learn and remember the location of the platform and swim in a fairly direct route to the platform.

In these experiments, rats received injections of neurotoxin, followed by treatment with placebo, Aricept® , Namenda® or Dimebon for approximately three and one-half weeks. Aricept and Namenda are the two leading Alzheimer’s disease drugs on the market. For approximately the first one and one-half weeks of treatment, the rats were trained to find the submerged platform. Training was then stopped, and assessments of memory were made at approximately two and four weeks. Placebo-treated rats did not learn or remember the location of the platform and swam randomly. By contrast, rats treated with Aricept, Namenda or Dimebon all showed comparable improvement in their ability to learn and remember the platform’s location, as indicated by a more direct (less random) swimming pattern to the submerged platform. After drug treatment was discontinued at the end of approximately three and one-half weeks, rats treated with Aricept appeared to forget the location of the submerged platform, as evidenced by their swimming pattern becoming more random and less direct, while rats treated with Namenda or Dimebon continued to remember the location.

Drosophila (Fruit Fly) Model of Huntington’s Disease. The gene responsible for Huntington’s disease was discovered in 1993. This discovery allowed scientists to develop transgenic animal models of Huntington’s disease—models in which the animals have been genetically engineered to express the human Huntington’s disease gene. One such model is the Drosophila (fruit fly) model. Insertion of the human Huntington’s disease gene into the Drosophila induces many of the pathological and clinical signs of Huntington’s disease seen in humans. In this experiment, Dimebon was administered to one group of transgenic flies in their food for a period of seven days, while the second group of transgenic flies did not receive Dimebon. At the end of this period, the eyes of each group of flies were examined under a microscope, and the numbers of functioning photoreceptors were counted. Dimebon was found to protect these photoreceptors against the neuronal death associated with Huntington’s disease in a dose dependent manner.

First Clinical Indication—Alzheimer’s Disease

Alzheimer’s Disease

Alzheimer’s disease, the leading cause of dementia, is characterized by the progressive loss of memory, thinking and ability to perform activities of daily living (bathing, feeding, self-care, etc.), as well as significant behavioral disturbances (agitation, aggression, delusions, hallucinations, etc). There is currently no cure. According to the Alzheimer’s Association and the American Health Assistance Foundation:

•	Alzheimer’s disease currently affects approximately 4.5 million people in the U.S., including as many as 10% of people aged 65 and older and nearly 50% of those aged 85 and older.

•	Worldwide, Alzheimer’s disease affects 18 million people, and that number is expected to reach 34 million by 2025.

•	There are 350,000 new diagnoses of Alzheimer’s disease, and 59,000 Alzheimer’s disease deaths, per year in the U.S.

•	Following initial diagnosis, patients live 8 years on average, but may live up to 20 years with the disease.

•	Total annual expenditures on Alzheimer’s disease in the U.S. exceed $100 billion annually, and the average lifetime cost per Alzheimer’s disease patient is $174,000.

There are only four commonly-used drugs that the FDA has approved for the treatment of Alzheimer’s disease. Although the precise mechanism of action of these four drugs is unknown, three of them are believed to inhibit cholinesterase, and one is believed to inhibit the NMDA-receptor. These four drugs and their respective marketers, FDA approval dates (as listed in the FDA’s on-line edition of its Orange Book) and postulated mechanisms of action (as appearing in the package inserts for these drugs) are set forth in the following table.

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

According to IMS Health, the worldwide market for Alzheimer’s disease therapies currently exceeds $5 billion, with the largest selling cholinesterase inhibitor, Aricept, generating $2.7 billion of those sales. Exelon, the second largest-selling cholinesterase inhibitor, generates more than $600 million in global sales for Novartis AG, while Forest Laboratories, Inc.’s NMDA-receptor antagonist Namenda generates sales exceeding $1.2 billion. All four of these drugs are expected to lose patent protection in the United States and Europe between 2008 and 2012, and it is likely that they will face lower-priced generic competition at that time.

First Pivotal Clinical Trial

We completed our first pivotal Alzheimer’s disease trial in 2006. This randomized, double-blinded, placebo-controlled clinical trial enrolled 183 patients with mild-to-moderate Alzheimer’s disease at 11 sites in Russia. Patients were randomized to two treatment groups—one of which received Dimebon three times per day and the other of which received placebo—and were not permitted to take any other Alzheimer’s disease drugs during the trial. We used five clinical endpoints in this trial to assess Dimebon’s effects on all of the primary aspects of Alzheimer’s disease—memory, thinking, activities of daily living (bathing, feeding, self-care, etc), behavior (agitation, aggression, delusions, hallucinations, etc.) and overall clinical function. Patients were treated for six months, and those who completed the initial six months of treatment were offered the opportunity to continue treatment for an additional six months on a blinded basis in the same treatment group to which they originally were randomized.

Dimebon caused statistically significant improvement over placebo on all five clinical endpoints after six months and a full year of treatment. Particularly high levels of statistical significance were achieved after both six months and a full year of treatment on both of the two endpoints used by the FDA to approve drugs for mild-to-moderate Alzheimer’s disease—the Alzheimer’s Disease Assessment Scale-cognitive subscale (ADAS-cog) (p<0.0001 at both six months and one year) and the Clinician’s Interview Based Impression of Change-plus caregiver interview (CIBIC-plus) (p<0.0001 at six months and p=0.006 at one year). These levels of significance are many times better than that required to obtain marketing approval (p<0.05). Dimebon’s benefits over placebo were seen very quickly after treatment began, reaching statistical significance on four of the five clinical endpoints, including both the ADAS-cog and the CIBIC-plus, after only twelve weeks of therapy. Compared to their starting scores at the beginning of the trial, Dimebon-treated patients were significantly better on all five endpoints after six months of treatment and remained stabilized on all five clinical endpoints after a full year of treatment. By contrast, scores of the placebo-treated patients declined from their starting levels on all five endpoints after both six months and a full year of treatment. The overall benefit seen in Dimebon-treated patients compared to placebo-treated patients continued to increase in magnitude over the course of the trial. The mean drug-placebo difference on the ADAS-cog increased from 4.0 points at six months to 6.9 points at one year, while that on the CIBIC-plus increased from 0.6 points at six months to 0.8 points at one year. The clinical relevance of these data was evaluated by independent assessment, including caregiver interviews, which confirmed improvement or stabilization in 81% and 70% of Dimebon-treated patients after six months and a full year of treatment, respectively.

Dimebon was well tolerated throughout the entire one year treatment period. There were fewer serious adverse events in Dimebon-treated patients than in placebo-treated patients after both six months and a full year of treatment, and this difference reached statistical significance after one year of treatment (p=0.03). The most frequently occurring adverse events in the Dimebon-treated patients were dry mouth (13.5% and 18.0% incidence after six months and one year of treatment, respectively) and depression/depressed mood (13.5% and 14.6% incidence after six months and one year of treatment, respectively). Depression/depressed mood reflected reports from patients and their caregivers, not clinical diagnoses of depression. Furthermore, the reported depression/depressed mood was generally mild and did not cause any of the affected patients to discontinue participation in the trial. Nausea, vomiting and diarrhea, the most prevalent side effects associated with the currently marketed Alzheimer’s disease drugs, occurred in fewer than 3% of the Dimebon-treated patients after both six months and one year of treatment.

We are not aware of any published Alzheimer’s disease study in which a drug has achieved statistically significant benefits of the breadth, size and duration of those seen in our first pivotal clinical trial of Dimebon.

In January 2008, the FDA informed us that this trial can be used as one of the two pivotal studies required to support the approval of Dimebon to treat mild-to-moderate Alzheimer’s disease, as long as a significant portion of the sites in our confirmatory pivotal Phase 3 trial are located in the United States. However, as is typically the case at this stage of the regulatory review process, the FDA has not yet performed an in-depth review of our preclinical and clinical data, so its views remain subject to change.

We offered all patients in this trial who completed a full year of treatment, including placebo patients, the opportunity to receive Dimebon on an open-label basis for at least an additional six months (for a total duration of treatment of at least 18 months). We plan to report 18-month data on the 104 patients who enrolled in the open-label extension, 50 of whom were randomized to placebo for the first year of treatment, at a major medical meeting in the third quarter of 2008.

Confirmatory Pivotal Phase 3 Clinical Trial

We plan to begin a confirmatory pivotal Phase 3 Alzheimer’s disease clinical trial in the second quarter of 2008. The objective of this trial is to confirm the results seen in our first pivotal trial. Our confirmatory pivotal trial will enroll approximately 525 patients with mild-to-moderate Alzheimer’s disease at sites in the United States, Europe and South America. We expect to include between 60-80 sites, approximately 35-50% of which will be located in the United States. Patients will be randomized to one of three treatment groups: the same dose of Dimebon studied in our first pivotal trial, a lower dose of Dimebon, and placebo. Patients will be treated for six months and may not be taking any other Alzheimer’s disease drugs during the trial. After completing six months of treatment, all patients—including placebo patients—will be offered the opportunity to receive Dimebon in an open-label extension of at least six months. The primary endpoints in our confirmatory pivotal Phase 3 trial will be the ADAS-cog and the CIBIC-plus. As in our first pivotal trial, dosing frequency in this trial will be three times per day. We expect to complete this trial in 2010. However, we caution you that this is a forward-looking statement, and is subject to significant risk and uncertainty, including the risk that we may not be able to enroll patients into a monotherapy trial as quickly as we anticipate or in the numbers that we require.

Marketing-and Reimbursement-Focused Clinical Trials

In addition to our confirmatory pivotal Phase 3 trial, we plan to conduct other Alzheimer’s disease clinical trials for marketing and reimbursement purposes, and to comply with applicable regulatory guidance that we provide a safety database of approximately 1,500 patients as part of our marketing application for Dimebon. In the second quarter of 2008 we plan to begin the first of these trials—a 20-patient Phase 1 trial to evaluate the safety and tolerability of Dimebon when given to Alzheimer’s disease patients who are also taking Aricept, the leading Alzheimer’s disease treatment on the market. Patients will be dosed in this trial for up to four months. We expect to complete this trial in the third quarter of 2008. If this trial is positive, we intend to conduct longer-

term Alzheimer’s disease trials of Dimebon in combination with Aricept. In addition, we are considering studies of Dimebon in patients with more severe Alzheimer’s disease and in patients with other neurodegenerative diseases, as well as studies designed to further explore Dimebon’s potential as a disease modifying Alzheimer’s disease treatment and to address specific regulatory and pricing requirements in Europe.

Application for Marketing Approval

If the results of our upcoming confirmatory pivotal Phase 3 trial and other required studies are supportive, we expect to apply in 2010 for Alzheimer’s disease marketing approval in the U.S. and Europe. However, we caution you that this is a forward-looking statement, and is subject to significant risk and uncertainty, including the risks that we will not be able to complete any required studies on time, that the results of any completed studies will not be supportive of approval, and that the FDA or comparable foreign regulatory agencies may require us to conduct additional studies beyond those we presently anticipate will be required.

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

There are no FDA-approved therapies to treat Huntington’s disease, and the disease is invariably fatal. Everyone who carries at least one copy of the Huntington’s disease mutation and lives long enough will develop the disease. Symptoms generally begin between the ages of 30 and 45, but have been reported to appear as early as two years of age. Death usually occurs between 10 and 20 years after the onset of symptoms, making Huntington’s disease not only a devastating but also a protracted illness. According to information on the website of the Hereditary Disease Foundation (www.hdfoundation.org), in the United States alone approximately 30,000 patients currently suffer from Huntington’s disease, and an additional 150,000 are genetically at risk for developing it. The Huntington’s Disease Society of America estimates that the prevalence of Huntington’s disease in the U.S. population is approximately 1 in 10,000 persons, as stated on its website (www.hdsa.org).

Phase 2 Clinical Trial

We are currently conducting a randomized, double-blinded, placebo-controlled Phase 2 clinical study of Dimebon in Huntington’s disease patients in collaboration with the Huntington Study Group, a network of more than 250 experienced clinical trial investigators, coordinators and consultants from more than 60 academic and research institutions throughout the United States, Canada, Europe and Australia. In this study, approximately 90 patients will be treated for a period of three months to evaluate the safety and preliminary efficacy of Dimebon as a treatment for Huntington’s disease. The primary efficacy endpoint in the trial is the Unified Huntington’s Disease Rating Scale, a composite assessment tool that evaluates the impact of Huntington’s disease on cognition, motor function, behavior, overall function and level of independence. We expect to complete this Phase 2 study in the second quarter of 2008.

Subsequent Development Plans

If the results of our ongoing Phase 2 clinical trial are supportive, we intend to begin global Phase 3 clinical studies in Huntington’s disease in 2008 with a view to seeking U.S. and European marketing approval for Huntington’s disease in 2009. However, we caution you that these are forward-looking statements, and are subject to significant risk and uncertainty, including the risks that we will not be able to complete any required studies on time, that the results of any completed studies will not be supportive of approval, and that the FDA or comparable foreign regulatory agencies may require us to conduct additional studies beyond those we presently anticipate will be required.

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

The FDA’s fast-track program is intended to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and demonstrate the potential to address unmet medical needs for the condition. We believe Huntington’s disease meets the conditions for fast-track designation. If fast-track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides a schedule for the submission of the remaining information and pays applicable user fees. Fast-track designation may be withdrawn by the FDA if it believes the designation is no longer supported by data emerging in the clinical trial process.

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

Other Potential Indications

Based on the data described above, we believe that a scientific and clinical rationale exists for exploring the potential of Dimebon to treat other human neurological diseases in addition to Alzheimer’s disease and Huntington’s disease. We thus intend to conduct additional studies of Dimebon to explore its potential efficacy in other neurological indications.

Potential Second Generation Molecules

We are actively engaged in research to identify second generation molecules that can potentially improve upon the properties of Dimebon. This ongoing research is directed primarily to rational design and synthesis of novel Dimebon analogs. We have filed for patent protection on numerous novel compounds. The ultimate objective of this research is to identify the most promising second generation molecule to advance to formal preclinical and clinical development.

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

Prostate Cancer Statistics

According to the American Cancer Society, prostate cancer is the most commonly diagnosed cancer among men in the United States, other than skin cancer. The American Cancer Society estimates that approximately 219,000 new cases of prostate cancer were diagnosed, and approximately 27,000 men died of prostate cancer, in the United States alone during 2007. Prostate cancer is thus the second-leading cause of cancer death in men in the United States, after lung cancer.

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

Accordingly, the leading therapies currently used for the treatment of metastatic prostate cancer are focused on diminishing, or “antagonizing,” the effects of androgens on prostate cancer cells. This effect is achieved through two separate approaches. The first approach uses drugs known as “anti-androgens,” which directly block the interaction of androgens with the androgen receptor. Casodex ® (bicalutamide), sold by AstraZeneca PLC, is the largest selling of these drugs, with global annual sales of more than $1.3 billion in 2007 according to the public disclosures of AstraZeneca PLC. The second approach is to reduce the amount of androgens produced in the body, primarily in the testes. This can be achieved surgically by removal of both testicles (orchiectomy) or through use of drugs known as luteinizing hormone-releasing hormone (LHRH) agonist drugs, which lower the native production of testosterone in the testicles (sometimes called “chemical castration”). Anti-androgens and LHRH agonists often are given in combination therapy, an approach known as a “combined androgen blockade.” However, because these therapies operate by reducing the ability of androgens to fuel the growth of prostate cancer cells, they generally are effective only on prostate cancers which remain hormone-sensitive—i.e., those which still depend on androgens for growth.

The Hormone-Refractory State. Most metastatic prostate cancer initially is hormone-sensitive and thus responds to hormonal therapies. However, according to a study published in the October 7, 2004 issue of The New England Journal of Medicine, virtually all hormone-sensitive metastatic prostate cancer undergoes changes that convert it from being dependent on androgens for growth to becoming androgen-independent in a median of 18-24 months after initiation of hormonal therapy. Prostate cancer in this state is known as “hormone-resistant” or “hormone-refractory” prostate cancer (HRPC). The switch from the hormone-sensitive to the hormone-refractory state following initiation of hormonal therapy is generally determined based on either rising levels of prostate-specific antigen (PSA) or documented disease progression as evidenced by imaging tests or clinical symptoms. Metastatic prostate cancer that has become hormone-refractory is extremely aggressive; these patients have a median survival of only 10 to 16 months.

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

Switch from the Hormone-Sensitive to the Hormone-Refractory State

One of the factors that historically hindered the development of drugs to treat HRPC was that the cause of the switch from the hormone-sensitive to the hormone-refractory state was not known. This problem recently was addressed by Dr. Charles Sawyers and his colleagues at the Howard Hughes Medical Institute and the University of California, Los Angeles, who discovered that one of the important mechanisms by which prostate cancer cells switch from the hormone-sensitive to the hormone-refractory state appears to be through overexpression of the androgen receptor. In the published results of experiments comparing gene expression in hormone-sensitive and hormone-refractory prostate cancer cells, published in the January 1, 2004 issue of Nature Medicine, Dr. Sawyers and his colleagues reported that an increase in androgen receptor expression was the only gene change consistently associated with hormone-refractory disease. In a series of experiments, scientists showed (as expected) that activation of the androgen receptor in hormone-sensitive human prostate cancer cell lines was inhibited by current androgen receptor blockers, including Casodex. However, when the prostate cancer cell lines were genetically engineered to overexpress the androgen receptor (converting them from the hormone-sensitive to the hormone-refractory state), not only did Casodex fail effectively to inhibit the androgen receptor in these cells, but in some cases it became a stimulant of the androgen receptor. Androgen receptor activation is correlated with the growth of prostate cancer. This finding is consistent with the published human clinical experience with Casodex in HRPC.

The MDV300 Series Compounds

The MDV300 series compounds, a series of approximately 170 small molecules, were synthesized based on the discovery of a mechanism by which prostate cancer shifts from the hormone-sensitive to the hormone-refractory state. These molecules bind the androgen receptor, the same target bound by Casodex and other marketed drugs for metastatic prostate cancer, but do so in a manner designed to render them effective in treating cancers that have become refractory to currently used drugs.

Preclinical Data

Experiments Using Human HRPC Cells. In these experiments, human HRPC cell lines were created by engineering cultured human prostate cancer cells to overexpress the androgen receptor. Both MDV300 series compounds and Casodex were then tested in these human HRPC cells. The impact of these drugs on four endpoints of potential interest in treating HRPC was measured—the degree to which they activated the androgen receptor, affected the expression of PSA, inhibited the growth of human HRPC cells, and inhibited the growth of tumors due to human HRPC cells that had been implanted into mice. MDV300 series compounds showed promising effects in these experiments while Casodex, as would be expected based on its known limited efficacy in treating HRPC, did not. In our opinion, the results of these experiments provide a scientific rationale for considering MDV300 series compounds as potential therapeutic agents for HRPC.

Experiments Using Human Hormone-Sensitive Prostate Cancer Cells. These experiments used human prostate cancer cell lines that had not been engineered to overexpress the androgen receptor, and thus remained in the hormone-sensitive state. Both MDV300 series compounds and Casodex were tested in these human hormone-sensitive prostate cancer cells for their ability to inhibit cell growth. As expected based on its demonstrated efficacy in treating hormone-sensitive prostate cancer, Casodex inhibited cell growth in these experiments. Significantly, however, MDV300 series compounds also inhibited the growth of these hormone-sensitive prostate cancer cells—comparably to, and in certain cases better than, Casodex. In our opinion, the results of these experiments provide a scientific rationale for considering MDV300 series compounds as potential therapeutic agents for hormone-sensitive prostate cancer as well as for HRPC.

Rationale for Further Development

We believe that the MDV300 series compounds show promise as potential prostate cancer therapeutics for several reasons. First, we believe that the data described above, which were generated using human prostate cancer cell lines, suggest that these drugs may have clinical activity in HRPC, an indication for which a large unmet medical need presently exists. Second, the performance of Casodex in these experiments—suggesting limited efficacy in treating HRPC—is consistent with what has been seen previously in clinical practice. This factor increases our confidence that the human HRPC cell lines used in these experiments may be predictive of actual human HRPC. Third, unlike in most cancers, in prostate cancer there is a widely used surrogate marker of tumor growth—PSA. By monitoring PSA levels in our early clinical trials, we believe we will be able to obtain indications of any potential efficacy earlier than would be the case in other cancers lacking such surrogate markers. In prostate cancer patients, PSA levels are used as a proxy to track tumor growth. We believe this will improve the efficiency of the development process and reduce the risk profile by accelerating the determination of the clinical activity and optimum doses of our selected compounds. Finally, the performance of MDV300 series compounds in these experiments suggests not only potential efficacy in treating HRPC but also potential efficacy in treating hormone-sensitive prostate cancer, which is known to be sensitive to agents that block the androgen receptor. Based upon preclinical modeling, the compound MDV3100 was selected as the lead compound for clinical development.

Phase 1-2 Clinical Trial and Subsequent Development Plans

We are conducting an open-label Phase 1-2 clinical trial of MDV3100, the lead development candidate from our MDV300 series compounds, in patients with HRPC. The trial is being conducted at several clinical sites in the United States, including Memorial Sloan-Kettering Cancer Center in New York. The study is enrolling patients in up to seven dose groups of three patients each at escalating doses, with each group continuing treatment for at least three months barring any safety issues. Enrollment has been completed for the first four dose groups, and a maximum tolerated dose has not yet been defined. The study endpoints include safety, tolerability, pharmacokinetics, effects on serum PSA levels and disease progression.

In November 2007, we announced early PSA data from the two lowest dose groups in this clinical trial. Patients in the lowest and second lowest dose groups had completed two and one months of treatment, respectively. MDV3100 reduced serum PSA levels in all patients enrolled in both dose groups. PSA declines occurred in a dose-dependent manner in these patients. In the lowest dose group, after two months of treatment, PSA levels declined 45 percent to 66 percent. PSA levels in the second lowest dose group declined 75 percent to 89 percent after the first month of treatment. These PSA reductions are early data from a small number of patients, and we do not yet know whether they will be confirmed at the end of the study. Furthermore, even if they are confirmed, we do not know if PSA reductions will correlate with an improvement in overall survival, the standard registration endpoint used in most pivotal Phase 3 studies for HRPC. Nonetheless, we believe these early data provide encouragement regarding MDV3100’s potential as a treatment for HRPC.

The original design of this trial provided for expansion of a single dose group to 20 patients once a maximum tolerated dose was established. However, based on the early tolerability and PSA data, we have obtained approval to expand additional dose groups. Enrollment in these expansion groups, which include both patients who are chemotherapy naïve and patients who have failed chemotherapy, is underway. Given these expansions, we expect to enroll approximately 100 patients in this trial. We expect to complete the study in 2008. If these results are positive, we plan to seek FDA agreement in 2008 to enter pivotal Phase 3 registration studies in HRPC and to expand clinical development to include the much larger population of patients with hormone-sensitive prostate cancer. However, we caution you that these are forward-looking statements and are subject to significant risk and uncertainty, including the risks that we will not be able to complete our ongoing Phase 1-2 study on time and that the FDA will require us to conduct additional studies prior to entering Phase 3.

Intellectual Property

As of December 31, 2007, we owned issued patents in the United States and Europe claiming the use of Dimebon and certain related compounds to treat neurodegenerative diseases, an issued patent in the United States claiming the use of Dimebon to treat Alzheimer’s disease, and issued foreign counterpart patents in Canada and Hong Kong. The U.S. and European patents expire in October 2016. However, if we succeed in receiving regulatory approval to sell Dimebon, under current laws our U.S. and European patent protection for Dimebon for the first approved indication may be eligible for extension for up to five additional years. We also own multiple pending patent applications claiming, among other things, the use of Dimebon to treat Huntington’s disease and other indications, and numerous novel second generation Dimebon analogs. We own all of the above Dimebon intellectual property and have full control over prosecution and enforcement against potential infringers. In addition, we have an exclusive license to multiple pending patent applications covering the MDV300 series compounds, including our lead development candidate MDV3100, and their uses in the treatment and prevention of disease. We intend to prosecute all of our owned intellectual property, and request that our licensors prosecute all of our licensed intellectual property, in the United States, Europe and other jurisdictions that we deem appropriate.

We require our employees and consultants to execute non-disclosure and proprietary rights agreements at the beginning of employment or consulting arrangements with us. These agreements generally acknowledge our exclusive ownership of all inventions and intellectual property, including, but not limited to patents, developed by the individual during the course of his or her work with us and require that all proprietary information disclosed to the individual remain confidential. We intend to enforce vigorously our intellectual property rights if infringement or misappropriation occurs.

Competition

The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four drugs currently marketed to treat Alzheimer’s disease. These drugs are all dosed once or twice per day, while Dimebon was dosed three times per day in our first pivotal clinical trial and also will be dosed three times per day in our upcoming confirmatory Phase 3 pivotal clinical trial. This difference in dosing regimen may make Dimebon less competitive than alternative Alzheimer’s disease drugs if Dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, all four currently approved Alzheimer’s disease drugs are expected to lose patent protection prior to, or shortly after, Dimebon’s potential launch. Such loss of patent protection would likely result in the entry of generic competition for, and significant reductions in the commercial pricing of, those approved drugs. This development would put significant competitive pressure on the prices we or our potential partners could charge for Dimebon should it ever be approved. Companies marketing currently approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Pfizer Inc., Novartis AG and Johnson & Johnson. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and HRPC, including compounds already in Phase 3 clinical trials. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we or any of our potential partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our potential partners cannot compete successfully on any of the bases described above, our business will not succeed.

Manufacturing

Dimebon

The Dimebon tablets and matching placebos we used in our first pivotal Alzheimer’s disease clinical trial were produced by a Russian company that is licensed by the Russian government to manufacture Dimebon tablets for human use in Russia and that engaged in such manufacture for several years. The Dimebon tablets and matching placebos used in all of our other clinical trials in both Alzheimer’s disease and Huntington’s disease were manufactured in the United States under conditions complying with U.S. current good manufacturing practices (cGMP).

We are currently refining our manufacturing process for Dimebon to avoid use of a chemical that is difficult to source and handle, thus rendering it suboptimal for commercial-scale manufacturing. This process development and associated scale-up work is underway, and we do not expect manufacturing-related issues to delay any of our planned development milestones described in “Management’s Discussion and Analysis or Plan of Operation,” including our goal of starting our confirmatory pivotal Phase 3 Alzheimer’s disease clinical trial in the second quarter of 2008. However, we caution you that this is a forward-looking statement and that we cannot guarantee that we will be able to complete this work on a timely basis or at all.

MDV3100

The MDV3100 being used in our ongoing Phase 1-2 clinical trial in HRPC was manufactured under cGMP-compliant conditions in the United States. Based on currently available information, we believe that the existing process for manufacturing MDV3100 is suitable for scale-up to commercial-scale on a cost-effective basis. However, we caution you that this is a forward-looking statement and that we cannot guarantee that we will be able to complete this work on a timely basis or at all.

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

Paul Aisen, M.D. Dr. Aisen is a Professor in the Department of Neurosciences at the University of California, San Diego, and the National Institute on Aging-appointed director of the Alzheimer’s Disease Cooperative Study. Dr. Aisen was one of the first Alzheimer’s disease clinical trialists in the United States, and was an investigator in the pivotal FDA registration studies for Namenda. Dr. Aisen received his M.D. from Columbia University, College of Physicians and Surgeons.

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

Rachelle Doody, M.D., Ph.D. Dr. Doody is a Professor of Neurology, the Effie Marie Cain Chair in Alzheimer’s Disease Research, and the Director of the Alzheimer’s Disease and Memory Disorder Center at Baylor College of Medicine. Dr. Doody participated in the development of CIBIC-plus, one of the primary cognitive assessment endpoints that the FDA has used for the currently approved Alzheimer’s disease drugs. Dr. Doody has worked on clinical studies for all of the FDA-approved cholinesterase inhibitors for Alzheimer’s disease. Dr. Doody received her M.D. from Baylor College of Medicine and holds a M.A. and Ph.D. in Cognitive Anthropology from Rice University.

Michael E. Jung, Ph.D. Dr. Jung is a Distinguished Professor of Chemistry at the University of California, Los Angeles, where his research focuses on the development of new synthetic methods and the total synthesis of biologically interesting natural products. Dr. Jung has authored more than 240 scientific publications, and is a named inventor on multiple issued patents and pending patent applications. He holds a B.A. from Rice University and a Ph.D. in Chemistry from Columbia University.

Benjamin Lewin, Ph.D. Dr. Lewin is the founding editor of Cell, a leading international journal in the field of biology and, until 1999, also served as the Chief Executive Officer of Cell Press, the publisher of Cell. Dr. Lewin holds a M.Sc. from the University of London, and a M.A. and a Ph.D. from the University of Cambridge. Dr. Lewin also has authored multiple books and scientific publications in the field of genetics.

Charles Sawyers, M.D., Ph.D. Dr. Sawyers is Chair of the Human Oncology and Pathogenesis Program, and holds the Marie-Josee and Henry R. Kravis Chair at Memorial Sloan-Kettering Cancer Center in New York. Dr. Sawyers’ work focuses on how signaling pathway abnormalities in cancer cells can be exploited as targets for new cancer drugs. Dr. Sawyers played a key role in the clinical development of Gleevec® (imatinib), which targets the molecular cause of chronic myeloid leukemia with minimal side effects, as well as in the invention of our MDV300 series compounds. Dr. Sawyers holds an M.D. from The Johns Hopkins University and is a Howard Hughes Medical Investigator.

Marc A. Shuman, M.D. Dr. Shuman is Professor of Medicine and Urology at the University of California, San Francisco, and Co-Leader of the Prostate Cancer Program at the UCSF Helen Diller Family Comprehensive Cancer Center. Dr. Shuman also serves as Clinical Director of the California Institute for Quantitative Biosciences. Dr. Shuman is a member of the American Society of Clinical Investigation and the Association of American Physicians, and has published extensively in the field of prostate cancer. Dr. Shuman received his M.D. from the Thomas Jefferson Medical College and clinical training at the University of Pennsylvania and Washington University in St. Louis.

Roger Tung, Ph.D. Dr. Tung is the president and chief executive officer of Concert Pharmaceuticals. He has more than twenty years of experience in scientific and scientific management positions at the Squibb Institute for Medical Research, Merck Research Laboratories and Vertex Pharmaceuticals Incorporated. Prior to joining Concert, he served as vice president, drug discovery, of Vertex Pharmaceuticals Incorporated. He discovered two of Vertex’s currently marketed products, and is an inventor on multiple issued U.S. patents. Dr. Tung holds a Ph.D. in Pharmaceutical Chemistry from the University of Wisconsin-Madison.

Pablo Valenzuela, Ph.D. Dr. Valenzuela is a Professor of Biochemistry at the Universidad Andres Bello in Santiago, Chile. Dr. Valenzuela has founded several companies, including Chiron Corporation, a major biotechnology company that was acquired by Novartis AG, and Chilean biotechnology companies Bios-Chile Ingenieria Genetica SA, Austral Biologicals and Algisa SA. He also founded, and serves as the Director of, Fundacion Ciencia para la Vida, a private, non-profit foundation promoting the adoption and use of science-based innovation by Chilean companies. Dr. Valenzuela holds a Ph.D. in Biochemistry from Northwestern University.

Employees

As of December 31, 2007, we had 28 employees, all but one of whom were full-time.

Item 2.	Description of Property.

We currently lease approximately 16,600 square feet of office space located at 201 Spear Street, 3rd Floor, San Francisco, California 94105 for all of our operations. We also lease 5,700 square feet of office space located at 55 Hawthorne Street, Suite 610, San Francisco, California 94105, our former office location. We have sub-leased the Hawthorne Street space to a third party. The telephone number at our office is (415) 543-3470.

Item 3.	Legal Proceedings.

The company is not a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock Prices

Our common stock began trading on the Nasdaq Global Market under the symbol “MDVN” on March 20, 2007. Our common stock was traded on the American Stock Exchange under the symbol “MDV” from March 15, 2006 until March 19, 2007, and prior to that was quoted on the OTC Bulletin Board under the symbol “MDVN.OB”. The following table sets forth on a per share basis the high and low sales prices of our common stock as reported on the Nasdaq Global Market from March 20, 2007 through December 31, 2007 and on the American Stock Exchange from March 15, 2006 through March 19, 2007, and the high and low bid prices of our common stock as reported on the OTC Bulletin Board from January 1, 2006 through March 14, 2006:

	High	Low
Year ended December 31, 2007
January 1, 2007 to March 19, 2007	$20.50	$12.50
March 20, 2007 to March 31, 2007	$19.75	$17.28
Second quarter	$21.85	$15.84
Third quarter	$22.08	$16.26
Fourth quarter	$25.06	$12.78
Year ended December 31, 2006
January 1, 2006 to March 14, 2006	$5.00	$2.40
March 15, 2006 to March 31, 2006	$4.45	$3.83
Second quarter	$5.92	$3.80
Third quarter	$9.50	$3.95
Fourth quarter	$18.87	$9.00

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of February 14, 2008, we had 70 holders of record of common stock.

The source of the information provided in the table above for period from January 1, 2006 through March 14, 2006 is the OTC Bulletin Board, Trade and Quote Summary Report, and represents prices between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Recent Sales of Unregistered Securities

None.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, included elsewhere in this Report. The following Management’s Discussion and Analysis or Plan of Operation contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this Report. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates,

(2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain commercial partners, (6) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company

We are a biopharmaceutical company with small molecule drugs in clinical development to treat three large, unmet medical needs—Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer. Our strategy is to identify promising product candidates, to develop them in a rapid, cost-effective manner, and to seek development and/or commercialization partners as appropriate to complement our internal efforts.

Our Pipeline

Dimebon in Alzheimer’s Disease and Huntington’s Disease

Our lead product candidate, Dimebon, has successfully completed the first of two pivotal trials required to seek marketing approval in the United States for mild-to-moderate Alzheimer’s disease. We plan to begin our second, confirmatory pivotal Phase 3 Alzheimer’s disease trial in the second quarter of 2008. We are also studying Dimebon in an ongoing Phase 2 clinical trial in patients with mild-to-moderate Huntington’s disease. Dimebon has been shown to inhibit the death of brain cells (neurons) in preclinical models of Alzheimer’s disease and Huntington’s disease, making it a novel potential treatment for these and potentially other neurodegenerative diseases. Based on preclinical experiments we have conducted, we believe that Dimebon operates through a novel mitochondrial mechanism of action.

MDV3100 in Hormone-Refractory Prostate Cancer

Our proprietary compound MDV3100 is currently in a Phase 1-2 clinical trial in approximately 100 patients with hormone-refractory prostate cancer. MDV3100 is the lead clinical development candidate from a library of approximately 170 small molecules licensed by Medivation. These molecules were rationally designed to treat hormone-refractory prostate cancer by modulating the androgen receptor (AR) in a different manner from currently approved AR antagonist drugs, which generally are ineffective in treating prostate cancers that have become hormone-refractory.

New Product Candidates

We remain actively engaged in identifying new product candidates, both internally and externally, to further expand our pipeline of product candidates. Our internal pipeline expansion efforts are focused on the development of novel second generation Dimebon analogs.

Our Current Development Plan and Milestones

Our current development plan for our Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer programs, and the presently estimated timeline for each development milestone, are as follows:

Program	Development Milestone	Estimated Start	Estimated Finish
Alzheimer’s disease:	Phase 1 combination tolerability trial (+ Aricept)	Q2 2008	Q3 2008
	Confirmatory pivotal Phase 3 trial	Q2 2008	2010
	Report 18-month open-label extension data from first pivotal trial	Q3 2008
	Apply for U.S. and European marketing approval	2010

Huntington’s disease:	Phase 2 clinical trial	In progress	Q2 2008
	Phase 3 clinical trials	2008	2009
	Apply for U.S. and European marketing approval	2009
Hormone-refractory prostate cancer:	Phase 1-2 clinical trial (U.S.)	In progress	2008
	Seek FDA agreement to begin Phase 3 clinical trials	2008

Based on presently available information, our management believes that achievement of the above development milestones relating to our existing product candidates by the estimated dates set forth above is a reasonably achievable goal. However, both our proposed development milestones and their estimated start and finish dates are forward-looking statements, and as such are subject to significant risk and uncertainty. We caution you that the development of pharmaceutical product candidates like ours is subject to high levels of risk, including risks presented by subsequent developments that are unforeseen or unforeseeable, as well as risks that are entirely outside of our control, including the risk of unfavorable results in any of our ongoing or planned preclinical and clinical studies. We also caution you that none of our product candidates has received marketing approval, that significant additional human and animal testing is required to obtain such approval, and we cannot assure you that any required testing will be completed successfully or in a timely manner. As is typically the case at this stage of the regulatory review process, neither the FDA nor any comparable foreign regulatory agencies has performed an in-depth review of any of our preclinical and clinical data. Thus, any views previously expressed by the FDA, including the view that our previously completed Alzheimer’s disease trial in Russia can be used as one of our two pivotal trials required to seek marketing approval as long as a significant proportion of the sites in our upcoming confirmatory Phase 3 trial are located in the United States, remain subject to change. Any changes in those views could preclude us from meeting the above development milestones. We also face the risk that the FDA and/or comparable foreign regulatory agencies will deny, or impose burdensome conditions on, any of our future requests to begin clinical studies, or require us to conduct additional studies not listed above. We thus cannot guarantee that we will be able to complete any of our projected milestone events, or that any of them that we do achieve will be on time or on budget.

Liquidity and Capital Resources

We have incurred cumulative net losses of $60.2 million through December 31, 2007, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities. Total operating expenses increased by approximately 110% to $33.8 million in the year ended December 31, 2007 from $16.1 million in the prior year. Operating expense increases were driven primarily by expansion of preclinical and clinical development in the year ended December 31, 2007, including the initiation of our ongoing Phase 2 clinical trial of Dimebon in Huntington’s disease and our ongoing Phase 1-2 clinical trial of MDV3100 in hormone refractory prostate cancer, manufacture of additional Dimebon to supply our upcoming confirmatory pivotal Phase 3 clinical trial, development of potential second generation Dimebon analogs, headcount expansion from 9 employees at December 31, 2006 to 28 employees at December 31, 2007, and associated increases in facilities and other infrastructure costs. We expect total operating expenses in 2008 to increase significantly beyond 2007 levels, due primarily to further expansion of Dimebon and MDV3100 development, including our upcoming confirmatory pivotal Phase 3 trial of Dimebon in Alzheimer’s disease and the expanded dosing groups in our ongoing Phase 1-2 trial of MDV3100 in hormone-refractory prostate cancer.

We report expenses that are allocable specifically to individual research and development projects in the income statement line item titled “Preclinical and clinical studies.” To date, we have been engaged in two major research and development projects: the development of Dimebon for Alzheimer’s disease and Huntington’s disease, and the development of MDV3100 for hormone-refractory prostate cancer. The percentages of our preclinical and clinical studies expense for the years ended December 31, 2007 and 2006, and for the period from inception (September 4, 2003) to December 31, 2007, attributable to each of our research and development projects are as follows:

Project	Year ending Dec. 31, 2007	Year ending Dec. 31, 2006	Inception (Sep. 4, 2003) to Dec. 31, 2007
Dimebon	80%	62%	76%
MDV3100	19%	36%	23%
Other	1%	2%	1%
Total	100%	100%	100%

We have not generated any revenue from operations to date, and do not expect to generate revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, and we expect this to continue to be the case for the foreseeable future.

In September 2007, we obtained a committed equity line of credit under which we may sell up to $100 million of our common stock to Azimuth Opportunity, Ltd. (Azimuth). We will determine, at our sole discretion, the timing and dollar amount of all draws under this facility, subject to certain conditions. The number and price of shares sold in each draw are determined by a contractual formula designed to approximate fair market value, less a discount of 4.65—6.15 percent. We are not required to sell any shares if the contractual formula produces a price below a floor price set by us in our discretion. In the fourth quarter of 2007, we sold $21.3 million of common stock to Azimuth under this facility, raising net proceeds of $21.0 million and leaving us with $78.8 million in remaining capacity under the facility. We may draw on that remaining capacity at our discretion during the term of the facility, which expires on April 1, 2009.

As of December 31, 2007, we had cash, cash equivalents and other current assets of $44.2 million, accounts payable and other current liabilities of $4.0 million, and no long-term debt. We expect these resources, plus the remaining capacity under our committed equity line of credit with Azimuth, will be sufficient to fund the presently budgeted costs of executing our development plan through December 31, 2008. However, we caution you that this is a forward-looking statement and is subject to significant risk and uncertainty, and that we may require additional financing sooner than expected for any of a number of reasons, including without limitation if we were to incur significant delays or cost overruns in the execution of our development plan or if we were to expand our portfolio to include new product development programs. Potential reasons for significant delays or cost overruns on our existing programs could include, without limitation, requirements by the FDA or other regulatory agencies that we perform additional preclinical or clinical studies not presently contemplated or that we repeat or otherwise supplement preclinical or clinical studies already performed, any unforeseen technical or operational difficulties in the manufacture or testing of our product candidates, or any of the other risks and uncertainties listed under “Risk Factors”. Because of these risks and uncertainties, many of which are largely outside of our control, we are unable to give additional forward-looking financial guidance, beyond that provided above, on the future costs required to execute our development plan. We may be unable to obtain, on acceptable terms or at all, any additional financing required to execute our development plan through December 31, 2008 or beyond. If we are unable to do so, we will be unable to continue development of our product candidates.

As of December 31, 2007, we had 28 employees, all but one of whom were full-time. We expect our headcount to increase significantly in 2008 to staff our expanded clinical development work, our expanded Dimebon commercial development activities, and the infrastructure required to support those tasks.

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

Our business strategy depends on our ability to identify and acquire additional product candidates which we may never acquire or identify for reasons that may not be in our control, or are otherwise unforeseen or unforeseeable to us. A key component of our business strategy is to diversify our product development risk by identifying, acquiring and developing additional product candidates. However, we may not be able to identify other promising technologies. In addition, the competition to acquire promising biomedical technologies is fierce, and many of our competitors are large, multinational pharmaceutical, biotechnology and medical device companies with considerably more financial, development and commercialization resources and experience than we have. Thus, even if we succeed in identifying promising technologies, we may not be able to acquire rights to them on acceptable terms or at all. If we are unable to identify and acquire new technologies, we will be unable to diversify our product risk. We believe that any such failure would have a significant negative impact on our prospects because the risk of failure of any particular development program in the pharmaceutical field, including that of our existing programs, is high.

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

Our reliance on third parties for the operation of our business may result in material delays, cost overruns and/or quality deficiencies in our development programs. We rely on outside vendors to perform key product development tasks, such as conducting preclinical and clinical studies and manufacturing the product candidates to be tested in those studies. In order to manage our business successfully, we will need to identify, engage and properly manage qualified external vendors who will perform these development activities. For example, we need to monitor the activities of our vendors closely to ensure that they are performing their tasks correctly, on time, on budget and in compliance with strictly enforced regulatory standards. Our ability to identify and retain key vendors with the requisite knowledge is critical to our business and the failure to do so could have a material adverse impact on our business. Because all of our key vendors perform services for other clients in addition to us, we also need to ensure that they are appropriately prioritizing our projects. If we fail to manage our key vendors well, we could incur material delays, cost overruns or quality deficiencies in our development programs, as well as other material disruptions to our business.

Risks Related to our Product Development Candidates

Our product candidates require extensive, time consuming and expensive preclinical and clinical testing to establish safety and efficacy. We may never attract partners for our technologies or receive marketing approval in any jurisdiction. The research and development of pharmaceuticals is an extremely risky industry. Only a small percentage of product candidates that enter the development process ever receive marketing approval. Except for Dimebon’s approval in Russia as an antihistamine, which is not a commercially attractive opportunity for us, none of our product candidates is currently approved for sale anywhere in the world, and none of them may ever receive such approval. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain marketing approval is expensive, uncertain and takes many years. If we are unable to complete preclinical or clinical trials of any of our current or future product candidates, or if the results of these trials are not satisfactory to convince regulatory authorities or potential partners of their safety or efficacy, we will not be able to attract partners or obtain marketing approval for any products. Furthermore, even if we or our potential partners are able to obtain marketing approvals for any of our product candidates, those approvals may be for indications that are not as broad as desired, or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. If this occurs, our business will be materially harmed and our ability to generate revenue will be severely impaired.

Positive results in any of our clinical trials, including our first pivotal clinical trial of Dimebon in Alzheimer’s disease, may not be predictive of future clinical trial results. Even where we achieve positive results in clinical trials, including our first pivotal clinical trial of Dimebon in Alzheimer’s disease conducted in Russia, we do not know whether those results will be predictive of success in subsequent clinical trials, including our upcoming Phase 3 Alzheimer’s disease clinical trial in the United States, Europe and South America. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy traits despite having progressed successfully through prior stages of preclinical and clinical testing. In addition, we do not know whether early results from any of our ongoing clinical trials, including the early results of our Phase 1-2 clinical trial of MDV3100 in hormone-refractory prostate cancer, will be predictive of final results of any such trial.

Our industry is highly regulated by the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory agencies. We must comply with extensive, strictly enforced regulatory requirements in order to develop and seek marketing approval for any of our product candidates. Before we or our potential partners can obtain regulatory approval for the sale of our product candidates, they must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. The preclinical and clinical trials of any product candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. In the case of our pharmaceutical product candidates, we will be required to obtain and maintain an effective investigational new drug application to conduct human clinical trials in the United States and must obtain and maintain regulatory approval before proceeding to successive phases of our clinical trials. Similar regulatory requirements apply to medical devices, and may become relevant to us should we acquire any medical device product candidates. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or medical device, and development delays and/or failure can occur at any stage of testing. For example, in February 2006 the FDA required us to conduct additional rat toxicology studies prior to starting our ongoing clinical trial of Dimebon in Huntington’s disease patients, which requirement increased development costs and slowed development. Similarly, any of our present and future clinical trials may be delayed or halted due to any of the following:

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

Enrollment of patients in clinical trials is often an expensive and time-consuming process, and could result in significant delays, cost overruns, or both, in our product development activities. We may encounter delays in enrolling a sufficient number of patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. In particular, we intend to conduct “monotherapy” studies of Dimebon in Alzheimer’s disease patients—studies in which patients in the placebo group do not receive treatment with any approved Alzheimer’s disease drugs. Because approved Alzheimer’s disease drugs are widely available in the United States and Europe, we believe that patient accrual in Dimebon monotherapy studies, including our upcoming confirmatory pivotal Phase 3 trial of Dimebon in Alzheimer’s disease, may be particularly time-consuming. Delays in planned patient enrollment may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop Dimebon or any other product candidates. In addition, if we are delayed in reaching, or are unable to reach, product development milestones we may be unable to comply with requirements in our present and future license agreements, which could result in partial or total loss of our license rights.

We have not yet partnered any of our product development candidates with third party collaborators, and we cannot control whether we will be able to do so on favorable terms or at all. Our business strategy relies in part on potentially partnering successful product development candidates with larger pharmaceutical, biotechnology or medical device companies to complement our internal development and commercialization efforts. For example, because Alzheimer’s disease is a large market requiring a large primary care sales force, we expect to seek a commercial partner for Dimebon in that indication. We also expect to seek ex-US commercial partners for our product candidates. We may also be required to enter into collaborative relationships to complement our internal efforts, whether in research and development, manufacturing or commercialization, and/or to generate necessary financing. We have not entered into any such collaborations to date. It may be difficult for us to find third parties that are willing to enter into such transactions on acceptable economic terms or at all. We also will be competing with many other companies as we seek partners for our product candidates, and we may not be able to compete successfully against those other firms. If we are not able to enter into collaboration transactions for our product development candidates, we would be required to undertake and fund further development, clinical trials, manufacturing and commercialization activities solely at our own expense and risk. If we are unable to finance and/or successfully execute those expensive activities, our business and prospects would be materially and adversely harmed for that reason.

If we enter into collaboration transactions, we will be dependent upon our partners, and we may be unable to prevent them from taking actions that may be harmful to our business or inconsistent with our business strategy. Any collaboration agreements we may enter into with respect to our product development candidates are likely to provide us with little or no control over the activities of our partners. For example, future partners, if any, are likely to have the right to terminate the collaboration at their option. Our partners may decide to terminate a development program under circumstances where we might have continued such a program, or may be unable or unwilling to pursue ongoing development and commercialization activities as quickly as we would prefer. Any partner may be unwilling or unable to fulfill its obligations to us, including its development and commercialization responsibilities in respect of our product candidates. Our partners will likely have significant discretion in determining the efforts and level of resources that they dedicate to the development and commercialization of our product candidates relative to their other products and product candidates. In addition, our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or directly competitive with the products that are the subject of the collaboration with us.

We expect that the financial returns to us in any collaboration agreement would depend in large part on the achievement of development and/or commercialization milestones on, and royalties, co-promotion fees or other payments based upon sales of, our product candidates. Therefore, our success, and any associated financial returns to us and our investors, will depend on the ability of any of our future collaborators to obtain and maintain regulatory approvals from the FDA and other foreign regulatory agencies and successfully commercialize our product candidates. We may also be dependent on our collaborators for the commercial scale manufacture, distribution, sales, marketing and reimbursement of our product candidates. These collaborators may not be successful. If any future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of our product candidate would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason.

If our product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices and other applicable regulatory standards, they will not be commercially successful. All pharmaceutical and medical device products in the U.S., Europe and other countries must be manufactured in strict compliance with current good manufacturing practices (cGMP) and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical and medical device products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We are currently refining our manufacturing process for Dimebon to avoid use of a chemical that is difficult to source and handle, thus rendering it suboptimal for large-scale manufacturing. This process development associated scale-up work is underway, and we do not anticipate any manufacturing-related issues to delay any of our planned development milestones described in “Management’s Discussion and Analysis or Plan of Operation.” However, we cannot guarantee that we will be able to complete this work in a timely manner or at all. Furthermore, neither Dimebon nor MDV3100 has been manufactured at commercial-scale under cGMP-compliant conditions. We thus face the risk that commercial-scale cGMP manufacture of Dimebon and/or MDV3100 would not be possible, on a cost-effective basis or at all, which would materially and adversely affect the value of these programs.

Any of our product development candidates that receive marketing approval will face significant competition from other approved products, including generic products and products with more convenient dosing regimens, and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four drugs currently marketed to treat Alzheimer’s disease. These drugs are all dosed once or twice per day, while Dimebon was dosed three times per day in our first pivotal clinical trial and also will be dosed three times per day in our upcoming confirmatory Phase 3 pivotal clinical trial. This difference in dosing regimen may make Dimebon less competitive than alternative Alzheimer’s disease drugs if Dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, all four currently approved Alzheimer’s disease drugs are expected to lose patent protection prior to, or shortly after, Dimebon’s potential launch. Such loss of patent protection would likely result in the entry of generic competition for, and significant reductions in the commercial pricing of, those approved drugs. This development would put significant competitive pressure on the prices we or our potential partners could charge for Dimebon should it ever be approved. Companies marketing currently approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Pfizer Inc., Novartis AG and

Johnson & Johnson. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and HRPC, including compounds already in Phase 3 clinical trials. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs, as well as from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we or any of our potential partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our potential partners cannot compete successfully on any of the bases described above, our business will not succeed.

Any of our product candidates that is eventually approved for sale may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors. Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the United States. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services, and many of those countries have nationalized health care systems in which the government pays for all such products and services and must approve product pricing. Even if approved by the FDA and other regulatory agencies, our product candidates are unlikely to achieve commercial success unless they are covered widely by third-party payors and reimbursed at a rate which generates an acceptable commercial return for us and any collaborative partner. It is increasingly difficult to obtain coverage and acceptable reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors, and is a time-consuming and costly process. In addition, we would face competition in such negotiations from other approved drugs against which we compete, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage. This competition will be particularly intense for Dimebon, if approved to treat Alzheimer’s disease, because all four currently marketed Alzheimer’s disease drugs are expected to lose patent protection prior to, or shortly following, Dimebon’s potential commercial launch, and thus are likely to be available at generic price levels. Our commercial prospects would be further weakened if payors approved coverage for our product candidates only as second- or later-line treatments, or if they placed any of our product candidates in tiers requiring unacceptably high patient co-payments. Failure to achieve acceptable coverage and reimbursement levels could materially harm our business.

We may be subject to product liability or other litigation, which could result in an inefficient allocation of our critical resources, delay the implementation of our business strategy and, if successful, materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby. Our business exposes us to the risk of product liability claims that is inherent in the development of pharmaceuticals. If any of our product candidates harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, potential corporate partners or others. We have product liability insurance covering our ongoing clinical trials, but do not have insurance for any of our other development activities. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by any of our product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

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

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Further, changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be granted or enforced in our patents or in third-party patents that we have licensed. For example:

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

We could become subject to litigation or other challenges regarding intellectual property rights, which could divert management attention, cause us to incur significant costs, prevent us from selling or using the challenged technology and/or subject us to competition by lower priced generic products. In recent years, there has been significant litigation in the U.S. and elsewhere involving pharmaceutical patents and other intellectual property rights. In particular, generic pharmaceutical manufacturers have been very aggressive in attacking the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. If any of our present or future product candidates succeed, we may face challenges to our existing or future patents. For example, in the prosecution of our issued U.S. patents claiming the use of Dimebon and certain related compounds to treat neurodegenerative diseases, including Alzheimer’s disease, the prior owners missed a filing deadline with the U.S. Patent & Trademark Office (PTO), which resulted in the patent application being deemed abandoned. The prior owners petitioned the PTO to revive the patent application alleging that missing the deadline was unintentional, and the PTO approved the petition and issued the patent. However, as with any other decision the PTO makes, this decision could be challenged in subsequent litigation in an attempt to invalidate this issued U.S. patent and any other U.S. patent that may issue based on the same patent application. If a generic pharmaceutical company or other third party were able to successfully invalidate any of our present or future patents, any of our product candidates that may ultimately receive marketing approval could face additional competition from lower priced generic products that would result in significant price and revenue erosion and have a material adverse impact on the commercial viability of the affected product candidate(s).

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

We may need to obtain licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated. From time to time we may be required to license technology from third parties to develop our existing and future product candidates. For example, in our industry there are a large number of issued patents and published patent applications with claims to treating diseases generically through use of any product that produces one or more biological activities—such as inhibiting a specific biological target. We are aware of several such issued patents relating to Alzheimer’s disease, and expect to continue to encounter such patents relating to other diseases targeted by our present and future product candidates. We have not conducted experiments to analyze whether, and we have no evidence that, any of our product candidates produce the specific biological activities covered in any of the issued patents or published patent applications of which we are presently aware. We have not sought to acquire licenses to any such patents. In addition, the commercial scale manufacturing processes that we are developing for our product candidates may require licenses to third party technology. Should we be required to obtain licenses to any third-party technology, including any such patents based on biological activities or required to manufacture our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop any of our product candidates could cause us to abandon any related development efforts, which could seriously harm our business and operations.

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

Trade secrets may not provide adequate protection for our business and technology. We also rely on trade secrets to protect our technology, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our or our potential collaborators’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods or know-how, it will be more difficult or impossible for us to enforce our rights and our business could be harmed.

Risks Related to Ownership of our Common Stock

Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value. The market prices for our securities and those of other life sciences companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this Report, may have a significant impact on the market price of our common stock:

•	the receipt or failure to receive the additional funding necessary to conduct our business;

•	the progress and success of preclinical studies and clinical trials of our product candidates conducted by us or our future collaborative partners or licensees, if any;

•	selling by existing stockholders and short-sellers;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning any future collaborations;

•	publicity regarding us, our product candidates or those of our competitors, including research reports published by securities analysts;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

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

Item 7.	Consolidated Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements Index

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm of Medivation, Inc.	33

Report of Singer Lewak Greenbaum & Goldstein LLP, former Independent Registered Public Accounting Firm of Medivation, Inc.	34

Consolidated Balance Sheet as of December 31, 2007	35

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, and for the period from inception (September 4, 2003) to December 31, 2007	36

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, and for the period from inception (September 4, 2003) to December 31, 2007	37

Consolidated Statements of Stockholders’ Equity for the period from inception (September 4, 2003) to December 31, 2007	38

Notes to Consolidated Financial Statements	39

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Medivation, Inc.

(a development stage company)

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Medivation, Inc. and its subsidiaries (the “Company”) (a development stage enterprise) at December 31, 2007, and the results of their operations and their cash flows for the year then ended and, cumulatively, for the period from January 1, 2007 to December, 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from September 4, 2003 (date of inception) to December 31, 2006, which totals reflect a deficit of $28,456,571 accumulated during the development stage. Those cumulative totals were audited by other auditors whose report, dated February 12, 2007, expressed an unqualified opinion on the cumulative amounts. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

February 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Medivation, Inc.

San Francisco, California

We have audited the consolidated statements of operations, stockholders’ equity and cash flows of Medivation, Inc. and subsidiaries (a development stage company) (collectively, the “Company”) for the year ended December 31, 2006 and for the period from September 4, 2003 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Medivation, Inc. and subsidiaries for the year ended December 31, 2006 and for the period from September 4, 2003 (inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

February 12, 2007

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$43,258,479
Prepaid expenses and other current assets	990,909

Total current assets	44,249,388
Property and equipment (net of accumulated depreciation and amortization of $69,474)	688,743
Intellectual property (net of accumulated amortization of $16,673)	58,327
Other non-current assets	599,601

Total assets	$45,596,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,884,995
Other current liabilities	149,777

Total current liabilities	4,034,772
Other non-current liabilities	492,109
Series A redeemable preferred stock	11,000

Total liabilities	4,537,881

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 28,837,290 shares issued and outstanding	288,372
Additional paid-in capital	100,969,362
Deficit accumulated during the development stage	(60,199,556)

Total stockholders’ equity	41,058,178

Total liabilities and stockholders’ equity	$45,596,059

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,		Inception (September 4, 2003) to December 31, 2007
	2007	2006
Operating expenses:
General and administrative:
Payroll *	$2,819,931	$937,677	$4,647,224
Consulting and other professional fees *	4,086,689	1,964,819	7,952,822
Other general and administrative	2,222,262	911,638	4,251,064

Total general and administrative	9,128,882	3,814,134	16,851,110
Research and development:
Payroll *	5,321,212	1,358,735	7,693,780
Consulting and other professional fees *	3,869,029	2,306,660	8,316,550
Preclinical and clinical studies	14,088,491	8,405,044	26,658,806
Other research and development	1,355,332	261,520	1,981,103

Total research and development	24,634,064	12,331,959	44,650,239

Total operating expenses	33,762,946	16,146,093	61,501,349
Loss from operations	(33,762,946)	(16,146,093)	(61,501,349)
Other income (expense):
Interest income	2,022,361	785,016	2,938,459
Warrants issued to related party guarantors	—	—	(17,505)
Liquidated damages expense:
To related parties	—	—	(1,102,530)
To other parties	—	—	(507,900)

Total other income (expense)	2,022,361	785,016	1,310,524

Loss before provision for income taxes	(31,740,585)	(15,361,077)	(60,190,825)
Provision for income taxes	2,400	2,331	8,731

Net loss	$(31,742,985)	$(15,363,408)	$(60,199,556)

Basic and diluted net loss per share:	$(1.14)	$(0.63)

Weighted average common shares outstanding used in the calculation of basic and diluted net loss per share	27,932,309	24,247,522

*	Includes non-cash stock-based compensation expense. See Note 9(f)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		Inception (September 4, 2003) to December 31, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(31,742,985)	$(15,363,408)	$(60,199,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual property	—	68,238	143,238
Depreciation and amortization	74,323	7,130	96,219
Loss on disposal of property and equipment	6,353	—	6,353
Accretion of discount on securities	(69,567)	(9,028)	(78,595)
Stock-based compensation	5,893,473	2,448,853	9,564,827
Liquidated damages accrued:
To related parties	—	—	1,102,530
To other parties	—	—	507,900
Liquidated damages paid:
To related parties	—	(16,120)	(1,102,530)
To other parties	—	(256,379)	(507,900)
Warrants issued to related party guarantors	—	—	17,505
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(328,487)	(360,356)	(990,909)
Other non-current assets	12,301	(36,902)	(24,601)
Accounts payable	2,193,148	516,550	3,884,995
Other current liabilities	145,727	(3,575)	149,777
Other non-current liabilities	459,392	32,717	492,109

Net cash used in operating activities	(23,356,322)	(12,972,280)	(46,938,638)

Cash flows from investing activities:
Cash balances at closing of December 2004 merger	—	—	1,932,406
Purchase of short-term investments	(24,692,213)	(56,710,394)	(101,527,411)
Maturities of short-term investments	66,955,932	22,775,623	101,606,006
Purchase of long-term and restricted investments	(575,000)	—	(575,000)
Purchase of property and equipment	(758,217)	—	(766,980)
Purchase of intellectual property	—	—	(225,000)

Net cash provided by (used in) investing activities	40,930,502	(33,934,771)	444,021

Cash flows from financing actitivies:
Issuance of Series B preferred stock	—	—	1,800
Issuance of convertible notes:
To related party	—	—	1,250,000
To other party	—	—	600,000
Principal repayment on notes held by related party	—	—	(595,861)
Issuance of common stock	21,250,000	50,249,990	92,653,185
Offering costs paid in cash	(451,290)	(3,498,533)	(4,639,050)
Class B warrant exercises	—	—	25,413
Stock option exercises	236,312	220,937	457,609

Net cash provided by financing activities	21,035,022	46,972,394	89,753,096

Net increase in cash	38,609,202	65,343	43,258,479
Cash and cash equivalents at beginning of period	4,649,277	4,583,934	—

Cash and cash equivalents at end of period	$43,258,479	$4,649,277	$43,258,479

Cash paid for interest to related party	$—	$—	$26,859
Supplemental schedule of non-cash investing and financing activities:*
Shares issued for conversion of convertible notes (including accrued interest):
To related party	—	—	688,955
To other party	—	—	610,776
Shares issued for placement agent services in the December 2004 financing	—	—	969,834
Warrants issued for placement agent services in the December 2004 financing	—	—	633,149

*	During the year ended December 31, 2007 and 2006, warrants for 26,835 and 485,677 shares of common stock, respectively, were exercised on a cashless basis in exchange for 24,020 and 364,839 shares of common stock, respectively.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

INCEPTION (SEPTEMBER 4, 2003) TO DECEMBER 31, 2007

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balances at inception (September 4, 2003)	—	$—	$—	$—	$—
Net loss	—	—	—	(401,449)	(401,449)

Balances at December 31, 2003	—	—	—	$(401,449)	$(401,449)

Common stock issued for:
Cash in the December 2004 financing	6,903,399	69,034	10,631,236	—	10,700,270
Debt conversion in the December 2004 financing:
To related party	444,487	4,445	684,509	—	688,954
To other party	394,049	3,940	606,836	—	610,776
Placement agent services in the December 2004 financing	625,699	6,257	963,577	—	969,834
Offering expenses	—	—	(1,602,981)	—	(1,602,981)
Warrants issued to related party guarantors	—	—	17,505	—	17,505
Stock-based compensation expense	—	—	109,265	—	109,265
December 2004 merger:
Elimination of retained earnings	—	—	(422,120)	—	(422,120)
Common stock outstanding before December 2004 merger	1,213,507	12,135	2,282,231	—	2,294,366
Net loss	—	—	—	(2,874,147)	(2,874,147)

Balances at December 31, 2004	9,581,141	$95,811	$13,270,058	$(3,275,596)	10,090,273

Common stock issued for:
Conversion of Series B preferred stock	6,638,490	66,385	(63,685)	—	2,700
Cash in the December 2005 financing	5,635,000	56,350	10,396,575	—	10,452,925
Cash upon exercise of Class B warrants	203,300	2,033	23,379	—	25,412
Cash upon exercise of stock options	17,980	180	180	—	360
Offering expenses	—	—	(689,227)	—	(689,227)
Stock-based compensation expense	—	—	1,113,235	—	1,113,235
Reclassification of warrant liability to equity	—	—	633,149	—	633,149
Adjustments related to December 2004 merger	—	—	3,569		3,569
Net loss	—	—	—	(9,817,567)	(9,817,567)

Balances at December 31, 2005	22,075,911	$220,759	$24,687,233	$(13,093,163)	$11,814,829

Common stock issued for:
Cash in the May 2006 financing	3,000,000	30,000	14,220,000	—	14,250,000
Cash in the December 2006 financing	2,215,384	22,154	35,977,836	—	35,999,990
Cashless exercise of warrants	364,838	3,648	(3,648)	—	—
Cash upon exercise of stock options	67,399	674	220,263	—	220,937
Offering expenses	—	—	(3,498,533)	—	(3,498,533)
Stock-based compensation expense	—	—	2,448,853	—	2,448,853
Net loss	—	—	—	(15,363,408)	(15,363,408)

Balances at December 31, 2006	27,723,532	$277,235	$74,052,004	$(28,456,571)	$45,872,668

Common stock issued for:
Cash under committed equity line of credit	1,023,548	10,235	21,239,765	—	21,250,000
Cashless exercise of warrants	24,020	240	(240)	—	—
Cash upon exercise of stock options	66,190	662	235,650	—	236,312
Offering expenses	—	—	(451,290)	—	(451,290)
Stock-based compensation expense	—	—	5,893,473	—	5,893,473
Net loss				(31,742,985)	(31,742,985)

Balances at December 31, 2007	28,837,290	$288,372	$100,969,362	$(60,199,556)	$41,058,178

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. DESCRIPTION OF BUSINESS

Medivation, Inc. (the Company or Medivation), together with its operating subsidiaries, is a biopharmaceutical company with small molecule drugs in clinical development to treat three large, unmet medical needs—Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer. The Company’s strategy is to identify promising product candidates, to develop them in a rapid, cost-effective manner, and to seek development and/or commercialization partners as appropriate to complement its internal efforts.

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

The Company has not generated any revenue from operations to date, and does not expect to generate any revenue for several years, if ever. The Company has incurred cumulative net losses of $60,199,556 through December 31, 2007, and expects to incur substantial and increasing additional losses in the future as it expands its research and development activities. In particular, the Company expects total operating expenses to continue to increase significantly beyond 2007 levels. All of the Company’s operations to date have been funded through the sale of its debt and equity securities, and the Company expects this to continue to be the case for the foreseeable future.

As of December 31, 2007, the Company had cash, cash equivalents, prepaid expenses and other current assets of $44,249,388, accounts payable and other current liabilities of $4,034,772, and no long-term debt. The Company expects that its current resources, including the remaining capacity under its committed equity line of credit facility with Azimuth Opportunity, Ltd., will be sufficient to fund the presently budgeted costs of executing its development plan through December 31, 2008. However, this statement is subject to significant risk and uncertainty, and the Company may require additional financing sooner than expected for any of a number of reasons, including without limitation if it were to incur significant delays or cost overruns in the execution of its development plan or if it were to expand its portfolio to include new product development programs. The Company’s ability to raise additional financing on acceptable terms, or at all, is subject to significant risks, many of which are beyond its control.

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

(d) Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions and is insured to the maximum limitations. The Company and its operating subsidiaries presently maintain checking accounts at Bank of America. Cash and cash equivalents held in these accounts are insured by the Federal Deposit Insurance Corporation up to a maximum of $100,000. The Company also maintains a brokerage account at Bank of America. Deposits in this account are insured by the Securities Investor Protection Corporation up to a maximum of $500,000 (including cash claims limited to $100,000).

(e) Short-Term Investments

The Company considers all highly liquid investments with a remaining maturity at the time of acquisition of more than three months but no longer than twelve months to be short-term investments.

(f) Property and Equipment

Property and equipment purchases are recorded at cost. Repairs and maintenance costs are expensed in the period incurred. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Estimated Useful Life
Office equipment and furniture	3 years
Software and Computer equipment	3-5 years
Laboratory equipment	5 years
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease

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

(h) Impairment or Disposal of Long-lived Assets

The Company evaluates its long-lived assets, primarily its intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets, property and equipment and intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

(i) Research and Development

Research and development costs are charged to expense when incurred. Ongoing projects, such as clinical and preclinical trials, are reviewed each quarter and accrued for based on work completed in the applicable period.

(j) Stock Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards.

(k) Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

(l) Net Loss per Common Share

Basic net loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following outstanding potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2007 and 2006 because they are antidilutive:

	Year ended Dec. 31,
	2007	2006
Warrants	321,979	338,814
Options	3,359,326	2,211,750

Total	3,681,305	2,550,564

(m) Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (EITF 07-3) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet decided if it will elect to measure these financial instruments and other items at fair value.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). This standard establishes the framework for measuring fair value and expands the disclosure requirement for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

4. PROPERTY AND EQUIPMENT

The components of the Company’s property and equipment and related accumulated depreciation and amortization at December 31, 2007 were as follows:

December 31, 2007
Furniture and fixtures	$31,852
Leasehold improvements	593,830
Computer equipment and software	38,294
Laboratory equipment	94,241

758,217
Less: accumulated depreciation and amortization	(69,474)

$688,743

Depreciation and amortization expense on property and equipment was $69,912 and $1,753 for the years ended December 31, 2007 and 2006, respectively, and $71,884 for the period from inception (September 4, 2003) to December 31, 2007.

5. INTELLECTUAL PROPERTY

At December 31, 2007, intellectual property consisted of patents and patent applications acquired from third parties. This intellectual property is being amortized over periods ranging from 156 months to 248 months. Amortization expense on the Company’s intellectual property was $4,412 and $5,377 for the years ended December 31, 2007 and 2006, respectively, and $24,336 for the period from inception (September 4, 2003) to December 31, 2007. Estimated aggregate amortization expense on the Company’s intellectual property is $4,412 per year for each of the five subsequent fiscal years. In the years ended December 31, 2006 and 2004, the Company wrote off $68,238 and $75,000, respectively, of its historical patent acquisition costs to reflect management’s decision to stop work on a patent application that is unrelated to the Company’s ongoing development programs.

6. OTHER NON-CURRENT ASSETS

At December 31, 2007, other non-current assets included a $500,000 restricted account securing a letter of credit in favor of the Company’s current landlord.

7. OTHER NON-CURRENT LIABILITIES

At December 31, 2007, other non-current liabilities included the non-current portion of deferred rent and lease incentives on the Company’s current and former offices in the amount of $487,623, which will be amortized over the remaining terms of the office leases.

8. REDEEMABLE PREFERRED STOCK

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

9. STOCKHOLDERS’ EQUITY

(a) Common Stock

In May and December 2006, the Company issued 5,215,384 shares of its common stock in registered direct offerings, raising gross proceeds of $50,249,990. Placement agent, legal, accounting, printing and other costs related to these offerings, in the aggregate amount of $3,498,533 and $5,207, were charged to additional paid-in capital in the years ended December 31, 2006 and 2007, respectively.

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

(b) Committed Equity Line of Credit

The Company entered into a committed equity line of credit with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement dated September 7, 2007. Subject to the conditions set forth in that agreement, Azimuth is committed to purchase up to $100,000,000 of the Company’s common stock pursuant to draw down notices that the Company may give to Azimuth from time to time at the Company’s discretion until April 1, 2009. The price of shares sold is determined by reference to the volume weighted average price of the Company’s common stock on the Nasdaq Global Market during a ten trading day pricing period at the time of each draw down notice, less a discount of 4.65—6.15 percent.

In October 2007, the Company sold 265,431 shares of its common stock to Azimuth under the equity line of credit, raising gross proceeds of $6,000,000. In November 2007, the Company sold 758,117 shares of its common stock to Azimuth under the equity line of credit, raising gross proceeds of $15,250,000. Placement agent, legal, accounting, printing and other costs related to these offerings, in the aggregate amount of $446,083, were charged to additional paid-in capital in the year ended December 31, 2007. The Company’s remaining financing capacity under the equity line of credit is $78,750,000.

(c) Stock Purchase Rights

All shares of the Company’s common stock are subject to stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at December 31, 2007.

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

The Medivation Equity Incentive Plan is administered by the Board, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Medivation Equity Incentive Plan cannot exceed ten years. Options generally have an exercise price equal to the fair market value of the common stock on the grant date, and generally vest over a period of four years. The options may contain an early exercise feature, pursuant to which the optionee may exercise the option before it has vested. However, so long as an option remains unvested, all shares purchased upon early exercise remain subject to repurchase by Medivation at the option exercise price if the optionee’s service with Medivation terminates. For purposes of the following disclosures, early exercise options are not considered to have been exercised, or to be exercisable, until this repurchase right has lapsed. To date, the Company has not issued any shares upon early exercise of stock options. In addition, all outstanding awards under the Medivation Equity Incentive Plan will accelerate and become immediately exercisable upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan.

At December 31, 2007, the total outstanding, and the total exercisable, options under the Medivation Equity Incentive Plan were as follows:

	Number Outstanding at Dec. 31, 2007	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Total outstanding options	3,359,326	$10.10	8.4 years	$14,430,360
Total exercisable options	1,210,685	$3.43	7.4 years	$13,286,684

A summary of the stock option activity under the Medivation Equity Incentive Plan during the year ended December 31, 2007 is presented below.

	Year Ended Dec. 31, 2007
	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	2,211,750	$4.53
Granted	1,309,566	$19.83
Exercised	66,190	$3.57
Forfeited	95,800	$18.90
Outstanding at end of year	3,359,326	$10.10

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007 and 2006, and during the period from inception (September 4, 2003) to December 31, 2007, was $11.78 per share, $4.85 per share and $6.02 per share, respectively. Further information regarding the value of options vested and exercised during the years ended December 31, 2007 and 2006, and during the period from inception (September 4, 2003) to December 31, 2007, is set forth below.

	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006	Inception (Sep. 4, 2003) to Dec. 31, 2007
Fair value of options vested during period	$3,915,872	$3,674,426	$8,110,299
Intrinsic value of options exercised during period	$914,524	$654,431	$1,622,535

(e) Warrants

At December 31, 2007, warrants to purchase an aggregate of 321,979 shares of Medivation common stock at a weighted average exercise price of $1.93 per share were outstanding. These outstanding warrants expire between 2009 and 2017.

(f) Stock-Based Compensation

Medivation estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of Medivation’s common stock, the historical stock price volatility of comparable companies’ common stock and, beginning in the third quarter of 2007, the implied volatility of Medivation’s common stock inherent in the market prices of publicly traded options in Medivation’s common stock. The Company presently weights historical volatility more heavily than implied volatility because options on Medivation’s common stock began trading publicly only in the second quarter of 2007. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. As of December 31, 2007, less than five percent of the options issued by the Company since inception had been exercised. Given this limited exercise history, beginning in the third quarter of 2006 the Company has used the simplified method of estimating option term provided for in Staff Accounting Bulletins 107 and 110 for all options granted to employees and directors, which results in an estimated option term of six years. For consultant options, the Company since inception has used an estimated option term of four years, which is equal to the period required for the options to vest in full. As it gathers more history regarding its option exercise pattern, and as information regarding the option exercise pattern of other public companies in its industry becomes publicly available, the Company will review these estimates and revise them as appropriate.

The Black-Scholes assumptions used in the years ended December 31, 2007 and 2006 for employee, director and consultant options are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Expected volatility	54–84%	55–84%
Weighted-average expected volatility	61%	69%
Expected dividends	0%	0%
Expected term (in years)	0.5–10.0	1.5–10.0
Risk-free rate	3.7–4.8%	4.5–5.1%

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

Total stock-based compensation recognized by the Company in the years ended December 31, 2007 and 2006, and the period from inception (September 4, 2003) to December 31, 2007, all of which relates to stock options and warrants, is as follows:

	Years ended December 31,		Inception (September 4, 2003) to December 31, 2007
	2007	2006
Income statement line item:
General and administrative:
Payroll	$1,258,601	$265,127	$1,634,512
Consulting and other professional fees	2,546,800	1,158,442	4,265,921
Research and development:
Payroll	1,541,645	441,023	2,219,450
Consulting and other professional fees	546,425	584,261	1,444,945

Total	$5,893,473	$2,448,853	$9,564,827

Stock-based compensation attributable to employee and director awards was $2,800,247 and $706,150 in the years ended December 31, 2007 and 2006, respectively, and $3,853,963 in the period from inception (September 4, 2003) to December 31, 2007. Stock-based compensation attributable to consultant awards was $3,093,226 and $1,742,703 in the years ended December 31, 2007 and 2006, respectively, and $5,710,864 in the period from inception (September 4, 2003) to December 31, 2007.

Unearned stock-based compensation attributable to employee and director awards totaled $15,891,384 at December 31, 2007 and will be recognized as expense over a weighted-average period of 3.1 years.

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

10. THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

(a) Medivation Neurology, Inc.

At December 31, 2007, Medivation owned all of the issued and outstanding stock of its operating subsidiary Medivation Neurology, Inc. (MNI), and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

(b) Medivation Prostate Therapeutics, Inc.

At December 31, 2007, Medivation owned all 16,062,088 shares of the issued and outstanding stock of its operating subsidiary Medivation Prostate Therapeutics, Inc. (MPT), and is entitled to receive one additional share for each dollar that Medivation invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its common stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan (the MPT Equity Incentive Plan). At December 31, 2007, one option was outstanding under the MPT Equity Incentive Plan. This option, which was issued to the licensor of MPT’s MDV300 series technology, is exercisable without cash payment for 150,000 shares of MPT common stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events including a sale of MPT, a public offering of MPT’s common stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” no expense will be recognized with respect to this option unless and until such a liquidity event occurs.

11. LIQUIDATED DAMAGES TO RELATED AND OTHER PARTIES

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

12. CONVERTIBLE NOTE TRANSACTIONS WITH RELATED PARTY

In October 2003 and April 2004, the Company’s subsidiary MNI received bridge loans from a related party in the aggregate principal amount of $1,250,000. Principal plus accrued interest on these loans in the amount of $688,955 was converted into Medivation common stock in the 2004 private placement. The remaining outstanding principal plus accrued interest of $622,720 was repaid in December 2004.

13. INCOME TAXES

The components of net deferred tax assets and liabilities as of December 31, 2007 consisted of the following:

Deferred tax assets
Net operating loss carryforward	$21,688,215
Stock-based compensation	1,386,443
Depreciation, amortization and other	14,510
Accruals and reserves	220,461
Research & development credit	691,744
Less valuation allowance	(24,001,373)

Net deferred tax assets	$—

The valuation allowance increased by $12,910,320 and $6,452,772 during the years ended December 31, 2007 and December 31, 2006, respectively. The deferred income tax benefit of the loss carryforward, stock-based compensation, and research credits are the only significant deferred income tax assets of the Company and have been offset by a valuation allowance since Management does not believe the recoverability of these deferred tax assets during the next fiscal year is more likely than not. Accordingly, a deferred income tax benefit for the year ended December, 31, 2007 has not been recognized in these financial statements.

At December 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $55,096,171 and $55,228,617, respectively. The net operating loss carryforwards begin expiring in 2021 and 2013, respectively.

At December 31, 2007, the Company had research and development credit carry forwards of approximately $408,349 and $429,386 for federal and state income tax purposes, respectively. If not utilized, the federal carry forward will expire in various amounts beginning in 2026. The California credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

Reconciliation of the statutory federal income tax to the Company’s effective tax rate follows

	Year ended December 31,
	2007	2006
Federal tax provision at statutory rate	34.0%	34.0%
State taxes (net of federal benefit)	5.83%	6.4%
Permanent difference due to non-deductible expenses	(0.25)%	—
Research and development credits	1.31%	—
Other	(0.22)%	1.6%
Valuation allowance	(40.67)%	(42.0)%

Effective tax rate	0.0%	0.0%

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for financial statements for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN No. 48, if any, are required to be recorded as an adjustment to accumulated deficit. The Company adopted FIN No. 48 effective January 1, 2007. Upon adoption, there was no adjustment to accumulated deficit as the Company had no unrecognized tax benefits, and there were no accrued interest or penalties related to tax contingencies.

The Company did not have any unrecognized tax benefits or accrued interest and penalties at any time during the year ended December 31, 2007, and does not anticipate having any unrecognized tax benefits over the next twelve months.

The Company is subject to audit by the IRS and California Franchise Tax Board for all years since inception.

14. COMMITMENTS AND CONTINGENCIES

The Company has commitments under operating leases for its current and former offices in San Francisco, California, which leases run through August 2012 and April 2011, respectively. In April 2007, the Company provided a $500,000 letter of credit to the landlord of its current office as security. The Company’s contingent obligations under the letter of credit are collateralized by a $500,000 restricted account at the issuing financial institution. In September 2007, the Company entered into a sublease of its former office through February 2011. Aggregate future minimum lease payments under the two operating leases net of sublease income at December 31, 2007 are as follows:

Year ending December 31, 2008	$570,951
Year ending December 31, 2009	593,215
Year ending December 31, 2010	615,479
Year ending December 31, 2011	692,336
Year ending December 31, 2012	396,825

Total of future minimum operating lease payments	$2,868,806

Rent expense, net of sublease income, for the years ended December 31, 2007, 2006 and in the period from inception (September 4, 2003) to December 31, 2007 was $372,113, $135,791 and $635,193, respectively. Sublease income was $40,439, $0 and $40,439 for the years ended December 31, 2007, 2006 and in the period from inception (September 4, 2003) to December 31, 2007 respectively.

The Company has entered into a service agreement regarding a medicinal chemistry facility pursuant to which it has commitments to purchase a minimum of $1,220,000 and $300,000 of services in the years ending December 31, 2008 and 2009, respectively.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).	Controls and Procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Respectfully,

David T. Hung, President and Chief Executive Officer

C. Patrick Machado, Chief Financial Officer

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

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The code of business conduct and ethics is available on our corporate website (www.medivation.com).

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

Exhibits

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-32836 for filings made in or after March 2006 and No. 000-20837 for filings made prior to March 2006.

Exhibit No.	Exhibit Description

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

Exhibit No.	Exhibit Description

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.

3.2	Bylaws of Medivation, Inc. (formerly Orion Acquisition Corp. II), together with all amendments and restatements thereto (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

10.1	Registration Rights Agreement by and among Orion Acquisition Corp. II and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.3(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(a)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004 (incorporated by reference to Exhibit 10.5(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(b)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of August 1, 2004 (incorporated by reference to Exhibit 10.5(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(c)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of September 1, 2004 (incorporated by reference to Exhibit 10.5(c) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(d)	Amendment Agreement by and between Orion Acquisition Corp. II and Joseph J. Grano, Jr., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.5(d) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.3	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.4(a)*	Amended and Restated 2004 Equity Incentive Award Plan.

10.4(b)*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(b) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

10.4(c)*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(c) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

Exhibit No.	Exhibit Description

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 8, 2006).

10.6	Common Stock Purchase Agreement, dated as of September 7, 2007, by and between Medivation, Inc. and Azimuth Opportunity Ltd. (incorporated by reference to Exhibit 10.1 to Medivation, Inc.’s Current Report on Form 8-K filed on September 10, 2007).

16	Letter from Singer Lewak Greenbaum & Goldstein LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on March 23, 2007).

21	Subsidiaries of Medivation, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Former Independent Registered Public Accounting Firm.

24	Power of attorney (contained on signature page).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB.

Item 14.	Principal Accountant Fees and Services.

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

MEDIVATION, INC.

By:	/s/ C. PATRICK MACHADO
Name:	C. Patrick Machado
Title:	Senior Vice President and Chief Financial Officer
Date:	February 19, 2008

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Medivation, Inc., hereby severally constitute David T. Hung and C. Patrick Machado, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-KSB filed herewith and any and all amendments to said Form 10-KSB, and generally to do all such things in our names and in our capacities as officers and directors to enable Medivation, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-KSB and any and all amendments thereto.

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ DAVID T. HUNG, M.D. David T. Hung, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2008

/s/ C. PATRICK MACHADO C. Patrick Machado	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 19, 2008

/s/ DANIEL D. ADAMS Daniel D. Adams	Director	February 19, 2008

/s/ GREGORY H. BAILEY, M.D. Gregory H. Bailey	Director	February 19, 2008

/s/ KIM D. BLICKENSTAFF Kim D. Blickenstaff	Director	February 19, 2008

/s/ W. ANTHONY VERNON W. Anthony Vernon	Director	February 19, 2008

EXHIBITS

Exhibit No.	Exhibit Description

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.

3.2	Bylaws of Medivation, Inc.(formerly Orion Acquisition Corp. II), together with all amendments and restatements there to(incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

10.1	Registration Rights Agreement by and among Orion Acquisition Corp. II and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.3(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(a)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004 (incorporated by reference to Exhibit 10.5(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(b)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of August 1, 2004 (incorporated by reference to Exhibit 10.5(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(c)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of September 1, 2004 (incorporated by reference to Exhibit 10.5(c) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(d)

Amendment Agreement by and between Orion Acquisition Corp. II and Joseph J. Grano, Jr., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.5(d) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II)

(No. 333-122431)).

Exhibit No.	Exhibit Description

10.3	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.4(a)*	Amended and Restated 2004 Equity Incentive Award Plan.

10.4(b)*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(b) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

10.4(c)*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7(c) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 8, 2006).

10.6	Common Stock Purchase Agreement, dated as of September 7, 2007, by and between Medivation, Inc. and Azimuth Opportunity Ltd. (incorporated by reference to Exhibit 10.1 to Medivation, Inc.’s Current Report on Form 8-K filed on September 10, 2007).

16	Letter from Singer Lewak Greenbaum & Goldstein LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on March 23, 2007).

21	Subsidiaries of Medivation, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Former Independent Registered Public Accounting Firm.

24	Power of attorney (contained on signature page).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB.