Form 10-Q
period 2008-03-31
MEDIVATION, INC.
filed 2008-05-09
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission file number: 001-32836

MEDIVATION, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3863260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 Spear Street, 3rd floor

San Francisco, California 94105

(Address of principal executive offices)

(415) 543-3470

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 8, 2008, 28,866,480 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

MEDIVATION, INC.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2008	December 31, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$32,924	$43,258
Prepaid expenses and other current assets	1,562	991

Total current assets	34,486	44,249
Property and equipment, net	743	689
Intellectual property, net	57	58
Other non-current assets	1,198	600

Total assets	$36,484	$45,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,453	$1,747
Accrued expenses	4,708	2,218
Other current liabilities	76	70

Total current liabilities	8,237	4,035
Other non-current liabilities	471	492
Series A redeemable preferred stock	11	11

Total liabilities	8,719	4,538

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; issued and outstanding 28,866,480 shares at March 31, 2008 and 28,837,290 at December 31, 2007	289	288
Additional paid-in capital	103,206	100,970
Deficit accumulated during the development stage	(75,730)	(60,200)

Total stockholders’ equity	27,765	41,058

Total liabilities and stockholders’ equity	$36,484	$45,596

(1)	The balance sheet data at December 31, 2007 is derived from audited financial statements included in the Company’s Annual Report on form 10-KSB for the year ended December 31, 2007 filed with the Securities Exchange Commission.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Period from Inception (September 4, 2003) to March 31, 2008
	2008	2007
Operating expenses:
Research and development	$12,313	$4,484	$56,963
General and administrative	3,596	1,718	20,447

Total operating expenses	15,909	6,202	77,410
Loss from operations	(15,909)	(6,202)	(77,410)

Other income (expense):
Interest and other income	381	558	3,320
Other expense	(2)	(3)	(1,640)

Total other income (expense)	379	555	1,680

Net loss	$(15,530)	$(5,647)	$(75,730)

Basic and diluted net loss per share	$(0.54)	$(0.20)

Weighted average common shares used in the calculation of basic and diluted net loss per share	28,847	27,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,		Period from Inception (September 4, 2003) to March 31, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(15,530)	$(5,647)	$(75,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual property	—	—	143
Depreciation and amortization	42	2	138
Loss on disposal of property and equipment	—	—	6
Accretion of discount on securities	—	(48)	(79)
Stock-based compensation	2,137	1,220	11,702
Warrants issued to related party guarantors	—	—	18
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(571)	(214)	(1,562)
Other non-current assets	(598)	—	(623)
Accounts payable	1,706	63	3,453
Accrued expenses	2,490	—	4,708
Other current liabilities	6	160	76
Other non-current liabilities	(21)	—	471

Net cash used in operating activities	(10,339)	(4,464)	(57,279)

Cash flows from investing activities:
Medivation cash balances at closing of December 2004 merger	—	—	1,933
Purchase of short-term investments	—	—	(101,527)
Maturities of short-term investments	—	6,334	101,606
Purchase of property and equipment	(95)	—	(862)
Purchase of long-term and restricted investments	—	—	(575)
Purchase of intellectual property	—	—	(225)

Net cash provided by (used in) investing activities	(95)	6,334	350

Cash flows from financing activities:
Issuance of Series B preferred stock	—	—	2
Issuance of convertible notes:
To related party	—	—	1,250
To other party	—	—	600
Principal repayment on notes held by related party	—	—	(596)
Issuance of common stock		—	92,653
Offering costs paid in cash	(5)	(4)	(4,644)
Class B warrant exercises	—	—	25
Stock option exercises	105	88	563

Net cash provided by financing activities	100	84	89,853

Net increase (decrease) in cash and cash equivalents	(10,334)	1,954	32,924
Cash and cash equivalents at beginning of period	43,258	4,649	—

Cash and cash equivalents at end of period	$32,924	$6,603	$32,924

Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of convertible notes (including accrued interest):
To related party	—	—	689
To other party	—	—	611
Shares issued for placement agent services in the December 2004 financing	—	—	970
Warrants issued for placement agent services in the December 2004 financing	—	—	633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Medivation, Inc. (the Company or Medivation), together with its operating subsidiaries, is a biopharmaceutical company with small molecule drugs in clinical development to treat three large, unmet medical needs—Alzheimer’s disease, Huntington’s disease and hormone-refractory prostate cancer. To date, the Company’s operations have been directed primarily toward developing proprietary product candidates. Accordingly, the Company is considered to be in the development stage. The Company has not generated any revenue from operations to date, and does not expect to generate any product revenue for several years, if ever.

The Company has incurred cumulative net losses of $75.7 million through March 31, 2008, and expects to incur substantial and increasing additional losses in the future as it expands its research and development activities. At March 31, 2008, the Company had cash and cash equivalents of $32.9 million and remaining capacity under its committed equity line of credit with Azimuth Opportunity, Ltd. (Azimuth) of $78.8 million. The Company obtained its equity line of credit from Azimuth pursuant to a Common Stock Purchase Agreement dated September 7, 2007. Subject to the conditions set forth in that agreement, Azimuth is committed to purchase up to $100 million of the Company’s common stock pursuant to draw down notices that the Company may give to Azimuth from time to time at the Company’s discretion until April 1, 2009. The price of shares sold is determined by reference to the volume weighted average price of the Company’s common stock on the Nasdaq Global Market during a ten trading day pricing period at the time of each draw down notice, less a discount of 4.65 to 6.15 percent.

The Company may require additional financing beyond that available under its committed equity line of credit to fund development of its product candidates through receipt of marketing approval. Potential sources of additional financing include the sale of debt or equity securities in public or private financing transactions, as well as entering into co-development or co-commercialization transactions covering the Company’s product candidates. The Company’s strategy is to consider all of these financing opportunities and to prioritize those which, in its judgment, are most attractive to the Company and its stockholders. However, the successful completion of any of these potential transactions is largely beyond the Company’s control, and there can be no assurance that the Company will be able to raise additional financing in a timely manner, on acceptable terms, or at all. If the Company is unable to raise additional financing, it will be unable to continue development of its product candidates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statements of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on February 19, 2008.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Medivation Neurology, Inc. and Medivation Prostate Therapeutics, Inc., and reflect the elimination of intercompany accounts and transactions. The Company acquired its operating subsidiary Medivation Neurology, Inc. by merger on December 17, 2004. Because the merger was accounted for as a reverse merger under generally accepted accounting principles, the consolidated financial statements of the Company for periods prior to that date reflect only the operations of Medivation Neurology, Inc.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement is intended to enhance the current disclosure framework in Statement No. 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on the consolidated results of operations or financial position of the Company.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 2 — BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include all dilutive potential common shares, including outstanding options, warrants and common stock subject to repurchase. Potentially dilutive common shares have been excluded from the diluted loss per common share computations in all periods presented because such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. At March 31, 2008 and 2007 these potentially dilutive securities were as follows:

	March 31
	2008	2007
	(in thousands)
Outstanding options	3,797	2,249
Outstanding warrants	322	324
Outstanding restricted shares	30	—

	4,149	2,573

NOTE 3 — STOCK-BASED COMPENSATION

2004 Equity Incentive Plan

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

The following table summarizes activity under the Medivation Equity Incentive Plan during the three-month period ended March 31, 2008.

	Number of Options	Weighted Average Exercise Price	Number of Restricted Shares
Outstanding at January 1, 2008	3,359,326	$10.10	—
Granted	466,720	$15.82	30,000
Exercised	29,190	$3.60	—
Forfeited	—	$—	—

Outstanding at March 31, 2008	3,796,856	$10.86	30,000

Exercisable/vested at March 31, 2008	1,380,859	$3.84	—

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payments. The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. The Company presently weights historical volatility more heavily than implied volatility because options on its common stock began trading publicly only in the second quarter of 2007. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. The Company does not have sufficient history of exercise behavior to develop estimates of expected term since as of March 31, 2008 less than five percent of the options it has issued since inception had been exercised. Accordingly, the Company uses the simplified method of estimating option term provided for in Staff Accounting Bulletins 107 and 110 for options granted to employees and directors, which results in an estimated option term of six years. For consultant options, the Company uses an estimated option term of four years, which is equal to the period required for the options to vest in full. As the Company gathers more history regarding its option exercise pattern, and as information regarding the option exercise pattern of other companies in its industry becomes publicly available, it will review these estimates and revise them as appropriate.

Stock-based awards granted to employees and directors are valued at their respective grant dates and expensed over the remaining vesting period of the award. Stock-based awards granted to consultants are valued at their respective measurement dates, and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, Medivation will revalue the associated awards and recognize additional expense based on their then-current fair values.

Total stock-based compensation recognized by the Company in the three months ended March 31, 2008 and 2007 was as follows:

	Three months ended March 31,
	2008	2007
	(In thousands except per share data)
Research and development expense	$953	$401
General and administrative expense	1,184	819

Total stock-based compensation expense	$2,137	$1,220

Contribution to basic and diluted net loss per share	$(0.07)	$(0.04)

Unearned stock-based compensation attributable to employee and director awards totaled $19.0 million at March 31, 2008 and will be recognized as expense over a weighted-average period of 3.1 years.

NOTE 4 — ACCRUED EXPENSES

At March 31, 2008 and December 31, 2007, accrued expenses consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Payroll and payroll related	$459	$75
Preclinical and clinical trials	3,785	1,583
Other	464	560

Total accrued expenses	$4,708	$2,218

NOTE 5 — THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

(a) Medivation Neurology, Inc.

At March 31, 2008, Medivation owned all of the issued and outstanding stock of its operating subsidiary Medivation Neurology, Inc. (MNI), and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

(b) Medivation Prostate Therapeutics, Inc.

At March 31, 2008, Medivation owned all 19,852,152 shares of the issued and outstanding stock of its operating subsidiary Medivation Prostate Therapeutics, Inc. (MPT), and is entitled to receive one additional share for each dollar that Medivation invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its common stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan (the MPT Equity Incentive Plan). At March 31, 2008, one option was outstanding under the MPT Equity Incentive Plan. This option, which was issued to the licensor of MPT’s MDV300 series technology, is exercisable without cash payment for 150,000 shares of MPT common stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events including a sale of MPT, a public offering of MPT’s common stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, no expense will be recognized with respect to this option unless and until such a liquidity event occurs.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company has commitments under operating leases for its current and former offices in San Francisco, California, which leases run through August 2012 and April 2011, respectively. The future minimum lease payments under the two operating leases net of sublease income at March 31, 2008 are as follows (in thousands):

Years Ending December 31,
2008 (remaining nine months)	$431
2009	593
2010	615
2011	692
2012	397

Total	$2,728

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this Report. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully conduct clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain corporate partners, (6) our ability, whether alone or with corporate partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our Pipeline

Dimebon in Alzheimer’s Disease and Huntington’s Disease

Our lead product candidate, Dimebon, has successfully completed the first of two pivotal trials required to seek marketing approval in the United States for mild-to-moderate Alzheimer’s disease. We plan to begin our second, confirmatory pivotal Phase 3 Alzheimer’s disease trial in the second quarter of 2008. We are also studying Dimebon in an ongoing Phase 2 clinical trial in patients with mild-to-moderate Huntington’s disease. We enrolled the last patient in this trial in March 2008, and expect to complete patient dosing in June 2008 and to report results shortly thereafter. Dimebon has been shown to inhibit the death of brain cells (neurons) in preclinical models of Alzheimer’s disease and Huntington’s disease, making it a novel potential treatment for these and potentially other neurodegenerative diseases. Based on data generated in independent outside laboratories, we believe that Dimebon operates through a novel mitochondrial mechanism of action.

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

Results of Operations

Research and Development Expense

	Three Months Ended March 31,		Percent Change
	2008	2007
	(in thousands)
Research and development expense	$12,313	$4,484	175%

The increase of 175% or $7.8 million in research and development expense in the three months ended March 31, 2008 as compared to the prior year period was due primarily to an increase in clinical and preclinical study expense of $5.8 million, and an increase in payroll expense of $1.6 million. These increases were driven primarily by significant expansions in our clinical development work for both Dimebon and MDV3100, including initiation of our ongoing Phase 2 clinical trial of Dimebon in Huntington’s disease and our ongoing Phase 1-2 clinical trial of MDV3100 in hormone-refractory prostate cancer, and associated increases in research and development headcount to 25 at March 31, 2008 from eight at March 31, 2007.

Research and development costs are identified as either directly allocable to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist primarily of preclinical and clinical study costs, cost of supplying drug substance and drug product for use in preclinical and clinical studies, contract research organization fees, and other contracted services pertaining to specific preclinical and clinical studies. Indirect costs consist of personnel costs (including both cash costs and non-cash stock-based compensation costs), facilities and other corporate overhead costs, and other administrative and support costs.

To date, we have been engaged in two major research and development projects: the development of Dimebon for Alzheimer’s disease and Huntington’s disease, and the development of MDV3100 for hormone-refractory prostate cancer. The following table summarizes the direct costs attributable to each project, and the total indirect costs for each respective period.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Dimebon	$6,729	$1,912
MDV3100	1,989	714
Other	644	41

Total direct costs	9,362	2,667
Indirect costs	2,951	1,817

Total research and development expense	$12,313	$4,484

General and Administrative Expense

	Three Months Ended March 31,		Percent Change
	2008	2007
	(in thousands)
General and administrative expense	$3,596	$1,718	109%

The increase of 109% or $1.9 million in general and administrative expense in the three months ended March 31, 2008 as compared to the prior year period was due primarily to an increase in payroll expense of $0.9 million, an increase in outside service expense of $0.6 million and an increase in facilities costs of $0.1 million. These increases were driven primarily by increases in general and administrative headcount to nine at March 31, 2008 from five at March 31, 2007, increased market research and other commercial development work on Dimebon, and our relocation to a larger office.

Interest and Other Income

	Three Months Ended March 31,		Percent Change
	2008	2007
	(in thousands)
Interest and other income	$381	$558	(32%)

The decrease of 32% or $0.2 million in interest and other income in the three months ended March 31, 2008 as compared to the prior year period was due to decreased interest income, attributable to lower average cash balances and lower prevailing interest rates.

Liquidity and Capital Resources

We have incurred cumulative net losses of $75.7 million through March 31, 2008, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities. We have not generated any revenue from operations to date, and do not expect to generate product revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities.

We had cash and cash equivalents of $32.9 million and $43.3 million as of March 31, 2008 and December 31, 2007, respectively, available to fund operations. In addition, at March 31, 2008 the remaining capacity under our committed equity line of credit with Azimuth Opportunity, Ltd. (Azimuth) was $78.8 million. We may draw on that remaining capacity at our discretion during the term of the facility, which expires on April 1, 2009. The Company obtained its equity line of credit from Azimuth pursuant to a Common Stock Purchase Agreement dated September 7, 2007. Subject to the conditions set forth in that agreement, Azimuth is committed to purchase up to $100 million of the Company’s common stock pursuant to draw down notices that the Company may give to Azimuth from time to time at the Company’s discretion until April 1, 2009. The price of shares sold is determined by reference to the volume weighted average price of the Company’s common stock on the Nasdaq Global Market during a ten trading day pricing period at the time of each draw down notice, less a discount of 4.65 to 6.15 percent.

Net cash used in operating activities for the three months ended March 31, 2008 and 2007 was $10.3 million and $4.5 million, respectively. The increase of $5.8 million in cash used in operations was primarily attributable to a higher net loss in 2008, partially offset by a $6.3 million increase in accounts payable, accrued expenses and other current liabilities, and by non-cash stock-based compensation expense of $2.1 million. The increases in current liabilities were driven by the increase in our net loss.

        Net cash used in investing activities for the three months ended March 31, 2008 was $0.1 million, compared to net cash provided by investing activities of $6.3 million in the three months ended March 31, 2007. The $6.4 million decrease in net cash provided by investing activities in the three months ended March 31, 2008 compared to the prior year period was due primarily to decreases in maturities of short-term investments.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2008 and 2007, and primarily represents proceeds received from the issuance of common stock upon option exercises.

We may require additional financing beyond that available under our committed equity line of credit to fund development of our product candidates through receipt of marketing approval. Potential sources of additional financing include the sale of debt or equity securities in public or private financing transactions, as well as entering into co-development or co-commercialization transactions covering our product candidates. Our strategy is to consider all of these financing opportunities and to prioritize those which, in our judgment, are most attractive to the Company and our stockholders. However, the successful completion of any of these potential transactions is largely beyond our control, and there can be no assurance that we will be able to raise additional financing in a timely manner, on acceptable terms, or at all. If we are unable to raise additional financing, we will be unable to continue development of our product candidates.

Critical Accounting Policies, Estimates and Judgments

This discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to clinical trial accruals and stock-based compensation. We base our estimates on historical experience and on various other factors what we believe are reasonable under the circumstances. Actual results, however, may differ significantly from these estimates under different assumptions or conditions and may adversely affect the financial statements.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our financial statements and accompanying notes.

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Our cost accruals for clinical trials and other research and development activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and contract research organizations. In the normal course of business we contract with third parties to perform various research and development activities in the on-going development of our product candidates. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials and other research and development activities are recognized based on our estimate of the degree of completion of the event or events specified in the specific contract.

Stock-Based Compensation

        The Company accounts for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payments. The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. The Company presently weights historical volatility more heavily than implied volatility because options on its common stock began trading publicly only in the second quarter of 2007. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. The Company does not have sufficient history of exercise behavior to develop estimates of expected term since as of March 31, 2008 less than five percent of the options it has issued since inception had been exercised. Accordingly, the Company uses the simplified method of estimating option term provided for in Staff Accounting Bulletins 107 and 110 for options granted to employees and directors, which results in an estimated option term of six years. For consultant options, the Company uses an estimated option term of four years, which is equal to the period required for the options to vest in full. As the Company gathers more history regarding its option exercise pattern, and as information regarding the option exercise pattern of other companies in its industry becomes publicly available, it will review these estimates and revise them as appropriate.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement is intended to enhance the current disclosure framework in Statement No. 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on the consolidated results of operations or financial position of the Company.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market accounts. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We invest only in U.S. government and government-agency securities with remaining maturities of one year or less at the time of acquisition. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Our investment portfolio is subject to interest rate risk and will fall in value if market interest rates rise. However, due to the short duration of our investment portfolio we believe an increase in the interest rates of one percentage point would not be material to our financial condition or results of operations. At March 31, 2008, all of our invested cash was in highly liquid money market accounts.

        We do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States. Although we conduct some research and development work with vendors outside the United States, most of our transactions are denominated in U.S. dollars. However, we expect our exposure to foreign currency exchange rate fluctuations to increase beginning in the second quarter of 2008 due primarily to the initiation of our confirmatory Phase 3 clinical trial of Dimebon in Alzheimer’s disease. This trial will include clinical sites in Europe and South America, and certain of our payment obligations with respect to those sites will be denominated in foreign currencies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2008 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

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

We may not be able to obtain additional financing when we need it on acceptable terms or at all. If we cannot raise funds on acceptable terms, we may not be able to continue developing our product candidates, acquire or develop additional product candidates or respond to competitive pressures or unanticipated requirements. For these reasons, any inability to raise additional capital when we require it would seriously harm our business.

Our business strategy depends on our ability to identify and acquire additional product candidates which we may never acquire or identify for reasons that may not be in our control, or are otherwise unforeseen or unforeseeable to us. A key component of our business strategy is to diversify our product development risk by identifying, acquiring and developing additional product candidates. However, we may not be able to identify promising new technologies. In addition, the competition to acquire promising biomedical technologies is fierce, and many of our competitors are large, multinational pharmaceutical, biotechnology and medical device companies with considerably more financial, development and commercialization resources and experience than we have. Thus, even if we succeed in identifying promising technologies, we may not be able to acquire rights to them on acceptable terms or at all. If we are unable to identify and acquire new technologies, we will be unable to diversify our product risk. We believe that any such failure would have a significant negative impact on our prospects because the risk of failure of any particular development program in the pharmaceutical field is high.

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

We have not yet partnered any of our product development candidates with third party collaborators, and we cannot control whether we will be able to do so on favorable terms or at all. Our business strategy relies in part on potentially partnering successful product development candidates with larger companies to complement our internal development and commercialization efforts. For example, because Alzheimer’s disease is a large market requiring a large primary care sales force, we expect to seek a commercial partner for Dimebon in that indication. We also expect to seek ex-US commercial partners for our product candidates. We may also be required to enter into collaborative relationships to complement our internal efforts, whether in research and development, manufacturing or commercialization, and/or to generate necessary financing. We have not entered into any such collaborations to date. It may be difficult for us to find third parties that are willing to enter into such transactions on acceptable economic terms or at all. We also will be competing with many other companies as we seek partners for our product candidates, and we may not be able to compete successfully against those other firms. If we are not able to enter into collaboration transactions for our product development candidates, we would be required to undertake and fund further development, clinical trials, manufacturing and commercialization activities solely at our own expense and risk. If we are unable to finance and/or successfully execute those expensive activities, our business and prospects would be materially and adversely harmed for that reason.

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

If our product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices and other applicable regulatory standards, they will not be commercially successful. All pharmaceutical and medical device products in the U.S., Europe and other countries must be manufactured in strict compliance with current good manufacturing practices (cGMP) and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical and medical device products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We are currently refining our manufacturing process for Dimebon to avoid use of a chemical that is difficult to source and handle, thus rendering it suboptimal for large-scale manufacturing. This process development and associated scale-up work is underway, and we do not anticipate any manufacturing-related issues to delay any of our planned development milestones. However, we cannot guarantee that we will be able to complete this work in a timely manner or at all. Furthermore, neither Dimebon nor MDV3100 has been manufactured at commercial-scale under cGMP-compliant conditions. We thus face the risk that commercial-scale cGMP manufacture of Dimebon and/or MDV3100 would not be possible, on a cost-effective basis or at all, which would materially and adversely affect the value of these programs.

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

Our principal stockholders exert substantial influence over us and may exercise their control in a manner adverse to your interests. Certain stockholders and their affiliates own a substantial amount of our outstanding common stock. Please refer to Item 11: “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Annual Report on Form 10-KSB for the year ended December 31, 2007 for more information. These stockholders may have the power to direct our affairs and be able to determine the outcome of certain matters submitted to stockholders for approval. Because a limited number of persons controls us, transactions could be difficult or impossible to complete without the support of those persons. Subject to applicable law, it is possible that these persons will exercise control over us in a manner adverse to your interests.

Provisions of our charter documents, our stockholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if the offer may be considered beneficial by our stockholders. Provisions of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay, deter or prevent a change in control. The anti-takeover provisions of the Delaware General Corporation Law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, Section 203 of the Delaware General Corporation Law, unless its application has been waived, provides certain default anti-takeover protections in connection with transactions between the company and an “interested stockholder” of the company. Generally, Section 203 prohibits stockholders who, alone or together with their affiliates and associates, own more than 15% of the subject company from engaging in certain business combinations for a period of three years following the date that the stockholder became an interested stockholder of such subject company without approval of the board or 66 2 / 3 % of the independent stockholders. Our board of directors has also adopted a stockholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. Additionally, provisions of our amended and restated certificate of incorporation and bylaws could deter, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders, including without limitation, the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certifications of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIVATION, INC.

Date: May 9, 2008	By:	/s/ C. PATRICK MACHADO
	Name:	C. Patrick Machado
	Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)