Form 10-Q
period 2008-06-30
MEDIVATION, INC.
filed 2008-08-11
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32836

MEDIVATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3863260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 Spear Street, 3rd floor

San Francisco, California 94105

(Address of principal executive offices) (Zip Code)

(415) 543-3470

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2008, 30,004,998 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

MEDIVATION, INC.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2008	December 31, 2007 (1)

ASSETS
Current assets:
Cash and cash equivalents	$33,434	$43,258
Prepaid expenses and other current assets	2,321	991

Total current assets	35,755	44,249

Property and equipment, net	739	689
Intellectual property, net	56	58
Other non-current assets	1,254	600

Total assets	$37,804	$45,596

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,889	$1,747
Accrued expenses	7,101	2,218
Other current liabilities	82	70

Total current liabilities	11,072	4,035

Other non-current liabilities	450	492
Series A redeemable preferred stock	11	11

Total liabilities	11,533	4,538

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value per share;
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share;
50,000,000 shares authorized; issued and outstanding 30,004,998 shares at June 30, 2008 and 28,837,290 at December 31, 2007	300	288
Additional paid-in capital	120,244	100,970
Deficit accumulated during the development stage	(94,273)	(60,200)

Total stockholders’ equity	26,271	41,058

Total liabilities and stockholders’ equity	$37,804	$45,596

(1)	The balance sheet data at December 31, 2007 is derived from audited financial statements included in the Company’s Annual Report on form 10-KSB for the year ended December 31, 2007 filed with the Securities Exchange Commission.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

					Period from Inception (September 4, 2003) to June 30, 2008
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating expenses:
Research and development	$14,258	$5,257	$26,214	$9,509	$68,553
General and administrative	4,457	2,407	8,410	4,357	27,572

Total operating expenses	18,715	7,664	34,624	13,866	96,125

Loss from operations	(18,715)	(7,664)	(34,624)	(13,866)	(96,125)

Other income (expense):
Interest and other income	184	504	565	1,062	3,504
Other expense	(12)	—	(14)	(3)	(1,652)

Total other income (expense)	172	504	551	1,059	1,852

Net loss	$(18,543)	$(7,160)	$(34,073)	$(12,807)	$(94,273)

Basic and diluted net loss per share	$(0.64)	$(0.26)	$(1.18)	$(0.46)

Weighted average common shares used in the calculation of basic and diluted net loss per share	28,943	27,785	28,895	27,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,		Period from Inception (September 4, 2003) to June 30, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(34,073)	$(12,807)	$(94,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual property	—	—	143
Depreciation and amortization	88	5	184
Loss on disposal of property and equipment	—	6	6
Accretion of discount on securities	—	(70)	(79)
Stock-based compensation	4,190	2,635	13,755
Warrants issued to related party guarantors	—	—	18
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,330)	(100)	(2,321)
Other non-current assets	(654)	(489)	(1,254)
Accounts payable	2,142	(321)	3,889
Accrued expenses	4,883	1,399	7,101
Other current liabilities	12	(2)	82
Other non-current liabilities	(42)	—	450

Net cash used in operating activities	(24,784)	(9,744)	(72,299)

Cash flows from investing activities:
Medivation cash balances at closing of December 2004 merger	—	—	1,933
Purchase of short-term investments	—	—	(101,527)
Maturities of short-term investments	—	42,264	101,606
Purchase of property and equipment	(136)	(82)	(903)
Purchase of intellectual property	—	—	(225)

Net cash provided by (used in) investing activities	(136)	42,182	884

Cash flows from financing activities:
Issuance of Series B preferred stock	—	—	2
Issuance of convertible notes:
To related party	—	—	1,250
To other party	—	—	600
Principal repayment on notes held by related party	—	—	(596)
Issuance of common stock	15,000	—	107,653
Offering costs paid in cash	(42)	(5)	(4,681)
Class B warrant exercises	—	—	25
Stock option exercises	138	172	596

Net cash provided by financing activities	15,096	167	104,849

Net increase (decrease) in cash and cash equivalents	(9,824)	32,605	33,434
Cash and cash equivalents at beginning of period	43,258	4,649	—

Cash and cash equivalents at end of period	$33,434	$37,254	$33,434

Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of convertible notes (including accrued interest):
To related party	—	—	689
To other party	—	—	611
Shares issued for placement agent services in the December 2004 financing	—	—	970
Warrants issued for placement agent services in the December 2004 financing	—	—	633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Medivation, Inc., or the Company, together with its operating subsidiaries, is a biopharmaceutical company with small molecule drugs in clinical development to treat three large, unmet medical needs—Alzheimer’s disease, Huntington’s disease and castration-resistant (also known as hormone-refractory) prostate cancer. To date, the Company’s operations have been directed primarily toward developing proprietary product candidates. Accordingly, the Company is considered to be in the development stage. The Company has not generated any revenue from operations to date and does not expect to generate any product revenue for several years, if ever.

The Company has incurred cumulative net losses of $94.3 million through June 30, 2008, and expects to incur substantial and increasing additional losses in the future as it expands its research and development activities. At June 30, 2008, the Company had cash and cash equivalents of $33.4 million and remaining capacity under its committed equity line of credit with Azimuth Opportunity, Ltd., or Azimuth, of $78.8 million. The Company obtained its equity line of credit from Azimuth pursuant to a Common Stock Purchase Agreement dated September 7, 2007. Subject to the conditions set forth in that agreement, Azimuth is committed to purchase up to $100 million of the Company’s common stock pursuant to draw down notices that the Company may give to Azimuth from time to time at the Company’s discretion until April 1, 2009. The price of shares sold is determined by reference to the volume weighted average price of the Company’s common stock on the Nasdaq Global Market during a ten trading day pricing period at the time of each draw down notice, less a discount of 4.65 to 6.15 percent.

The Company expects to require additional financing beyond that available under its committed equity line of credit to fund development of its product candidates through receipt of marketing approval. Potential sources of additional financing include the sale of debt or equity securities in public or private financing transactions, as well as entering into co-development or co-commercialization transactions covering the Company’s product candidates. The Company’s strategy is to consider all of these financing opportunities and to prioritize those which, in its judgment, are most attractive to the Company and its stockholders. However, the successful completion of any of these potential transactions is largely beyond the Company’s control, and there can be no assurance that the Company will be able to raise additional financing in a timely manner, on acceptable terms, or at all. If the Company is unable to raise additional financing, it will be unable to continue development of its product candidates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statements of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007 included in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission, or the Commission, on February 19, 2008.

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

In the second quarter of 2008, the Company revised the classification of patent-related legal costs from research and development expense to general and administrative expense as such costs typically would be excluded from research and development costs as defined by Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Amounts related to prior periods are not considered material to the financial statements taken as a whole, but were revised for purposes of comparability. Such amounts for the six month period ended June 30, 2008, the three and six month periods ended June 30, 2007 and the cumulative period from inception (September 4, 2003) to June 30, 2008 were $357,000, $186,000, $419,000, and $2,668,510, respectively. The revision did not affect previously reported total operating expenses, net loss, earnings per share, assets, liabilities, stockholders’ equity or cash flows.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities. This standard provides guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method provided under Statement of Financial Accounting Standards, or SFAS, No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a significant impact on its condensed consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 aims to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect that the adoption of FSP FAS 142-3 will have a significant impact on its condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement is intended to enhance the current disclosure framework in Statement No. 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on the consolidated results of operations or financial position of the Company.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year, effective for fiscal years beginning after November 15, 2008, as it relates to non-financial assets and liabilities. The Company does not expect that the adoption of FAS 157-2 will have a significant impact on the consolidated results of operations or financial position of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that the adoption of SFAS No. 141R will have a significant impact on the consolidated results of operations or financial position of the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect that the adoption of SFAS No. 160 will have a significant impact on the consolidated results of operations or financial position of the Company.

NOTE 2 — BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similarly to basic net loss per share, except that the denominator is increased to include all dilutive potential common shares, including outstanding options, warrants and common stock subject to repurchase. Potentially dilutive common shares have been excluded from the diluted loss per common share computations in all periods presented because such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. At June 30, 2008 and 2007 these potentially dilutive securities were as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Outstanding options	4,000	2,558
Outstanding warrants	322	322
Outstanding restricted shares	30	—

Total	4,352	2,880

NOTE 3 — STOCK-BASED COMPENSATION

2004 Equity Incentive Plan

The Company’s Amended and Restated 2004 Equity Incentive Award Plan, or the Plan, which is stockholder-approved, provides for the issuance of options and other stock-based awards, including restricted stock and stock appreciation rights, covering up to 7,500,000 shares of the Company’s common stock. Shares issued upon exercise of stock-based awards are new shares that have been reserved for issuance under the Plan. The amendment and restatement of the Plan was approved by the Board and by the stockholders in March and May 2007, respectively.

The Plan is administered by the Board, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Plan cannot exceed ten years. Options generally have an exercise price equal to the fair market value of the common stock on the grant date and generally vest over a period of four years. The options may contain an early exercise feature, pursuant to which the optionee may exercise the option before it has vested. However, so long as an option remains unvested, all shares purchased upon early exercise remain subject to repurchase by the Company at the option exercise price if the optionee’s service with the Company terminates. For purposes of the following disclosures, early exercise options are not considered to have been exercised, or to be exercisable, until this repurchase right has lapsed. To date, the Company has not issued any shares upon early exercise of stock options. In addition, all outstanding awards under the Plan will accelerate and become immediately exercisable upon a “change of control” of the Company, as defined in the Plan.

The following table summarizes activity under the Plan during the six-month period ended June 30, 2008.

	Number of Options	Weighted Average Exercise Price	Number of Restricted Shares
Outstanding at January 1, 2008	3,359,326	$10.10	—
Granted	693,620	$15.53	30,000
Exercised	38,190	$3.60	—
Forfeited	14,700	$21.17	—

Outstanding at June 30, 2008	4,000,056	$11.07	30,000

Exercisable and vested at June 30, 2008	1,581,402	$4.66	—

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payments. The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. The Company presently weights historical volatility more heavily than implied volatility because options on its common stock began trading publicly only in the second quarter of 2007. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. The Company does not have sufficient history of exercise behavior to develop estimates of expected term since as of June 30, 2008 less than five percent of the options it has issued since inception had been exercised. Accordingly, the Company uses the simplified method of estimating option term provided for in the Commission’s Staff Accounting Bulletins 107 and 110 for options granted to employees and directors, which results in an estimated option term of six years. For consultant options, the Company uses an estimated option term of four years, which is equal to the period required for the options to vest in full. As the Company gathers more history regarding its option exercise pattern, and as information regarding the option exercise pattern of comparable companies in its industry becomes publicly available, it will review these estimates and revise them as appropriate.

Stock-based awards granted to employees and directors are valued at their respective grant dates and expensed over the remaining vesting period of the award. Stock-based awards granted to consultants are valued at their respective measurement dates and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, the Company will revalue the associated awards and recognize additional expense based on their then-current fair values.

Total stock-based compensation recognized by the Company in the three and six months ended June 30, 2008 and 2007 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands except per share data)
Research and development expense	$889	$459	$1,815	$860
General and administrative expense	1,164	956	2,375	1,775

Total stock-based compensation expense	$2,053	$1,415	$4,190	$2,635

Unearned stock-based compensation attributable to employee and director awards totaled $19.2 million at June 30, 2008 and will be recognized as expense over a weighted-average period of 2.9 years.

NOTE 4 — ACCRUED EXPENSES

At June 30, 2008 and December 31, 2007, accrued expenses consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Payroll and payroll related	$906	$75
Preclinical and clinical trials	5,566	1,583
Other	629	560

Total accrued expenses	$7,101	$2,218

NOTE 5 — THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

(a) Medivation Neurology, Inc.

At June 30, 2008, the Company owned all of the issued and outstanding stock of its operating subsidiary Medivation Neurology, Inc., or MNI, and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

(b) Medivation Prostate Therapeutics, Inc.

At June 30, 2008, the Company owned all of the issued and outstanding stock of its operating subsidiary Medivation Prostate Therapeutics, Inc., or MPT, and is entitled to receive one additional share for each dollar that the Company invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its common stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan, or the MPT Plan. At June 30, 2008, one option was outstanding under the MPT Plan. This option, which was issued to the licensor of MPT’s MDV300 series technology, is exercisable without cash payment for 150,000 shares of MPT common stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events including a sale of MPT, a public offering of MPT’s common stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. In accordance with Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, no expense will be recognized with respect to this option unless and until such a liquidity event occurs.

NOTE 6 — COMMON STOCK OFFERING

In June 2008, the Company raised $15 million in a public offering of 1,129,518 shares of its Common Stock pursuant to an effective registration statement on Form S-3 previously filed with the Commission. Cash offering costs of $42,000 incurred in connection with this public offering were charged against additional paid-in capital in the three-month period ended June 30, 2008.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company has commitments under operating leases for its current and former offices in San Francisco, California, which leases run through August 2012 and April 2011, respectively. The future minimum lease payments under the two operating leases, net of sublease income, at June 30, 2008 are as follows (in thousands):

Years Ending December 31,
2008 (remaining six months)	$289,759
2009	593,215
2010	615,479
2011	692,336
2012	396,825

Total	$2,587,614

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Commission on February 19, 2008. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully complete clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain corporate partners, (6) our ability, whether alone or with corporate partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, any of the assumptions could be inaccurate, and therefore we cannot be certain that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company

We are a biopharmaceutical company with small molecule drugs in clinical development to treat three large, unmet medical needs—Alzheimer’s disease, Huntington’s disease and castration-resistant (also known as hormone-refractory) prostate cancer. Our strategy is to identify promising product candidates, to develop them in a rapid, cost-effective manner, and to seek development and/or commercialization partners as appropriate to complement our internal efforts.

Our Pipeline

Dimebon in Alzheimer’s Disease and Huntington’s Disease

Our lead product candidate, Dimebon, has successfully completed the first of two pivotal clinical trials required to seek marketing approval from the U.S. Food and Drug Administration, or FDA, in the U.S. for mild-to-moderate Alzheimer’s disease. We began our confirmatory pivotal Phase 3 Alzheimer’s disease trial in the second quarter of 2008. Dimebon has successfully completed a Phase 1-2 clinical trial in patients with mild-to-moderate Huntington’s disease, the top-line results of which we reported in July 2008. Dimebon has been shown to inhibit the death of brain cells, or neurons, in preclinical models of Alzheimer’s disease and Huntington’s disease, making it a novel potential treatment for these and potentially other neurodegenerative diseases. Based on data generated in independent third party laboratories, we believe that Dimebon operates through a novel mitochondrial mechanism of action.

MDV3100 in Castration-Resistant Prostate Cancer

Our proprietary compound MDV3100 is currently in a Phase 1-2 clinical trial in approximately 100 patients with castration-resistant prostate cancer. MDV3100 is the lead clinical development candidate from a library of approximately 170 small molecules licensed by the Company. These molecules were rationally designed to treat castration-resistant prostate cancer by modulating the androgen receptor, or AR, in a different manner from currently approved AR antagonist drugs, which generally are ineffective in treating prostate cancers that have become castration-resistant.

New Product Candidates

We remain actively engaged in identifying new product candidates, both internally and externally, to further expand our pipeline of product candidates.

Results of Operations

Three Months Ended June 30, 2008 and 2007

Research and Development Expense

	Three Months Ended June 30,		Percent Change
	2008	2007
	(in thousands)
Research and development expense	$14,258	$5,257	171%

The increase of 171% or $9.0 million in research and development expense in the three months ended June 30, 2008 as compared to the prior year period was due primarily to an increase in clinical and preclinical study expense of $7.9 million, and an increase in payroll expense of $1.0 million. These increases were driven primarily by significant expansions in our clinical development work for both Dimebon and MDV3100, including initiation of our ongoing confirmatory Phase 3 clinical trial of Dimebon in Alzheimer’s disease and continuation of our ongoing Phase 1-2 clinical trial of MDV3100 in castration-resistant prostate cancer, and associated increases in research and development headcount to 27 at June 30, 2008 from 11 a year earlier.

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

To date, we have been engaged in two major research and development projects: the development of Dimebon for Alzheimer’s disease and Huntington’s disease, and the development of MDV3100 for castration-resistant prostate cancer. The following table summarizes the direct costs attributable to each project and the total indirect costs for each respective period.

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Direct costs:
Dimebon	$8,187	$2,390
MDV 3100	1,860	717
Other	1,082	106

Total direct costs	11,129	3,213
Indirect costs	3,129	2,044

Total research and development expenses	$14,258	$5,257

General and Administrative Expense

	Three Months Ended June 30,		Percent Change
	2008	2007
	(in thousands)
General and administrative expense	$4,457	$2,407	85%

The increase of 85% or $2.1 million in general and administrative expense in the three months ended June 30, 2008 as compared to the prior year period was due primarily to increases in payroll expense, patent and other professional fees, and facilities costs, incurred primarily in support of our expanded research and development work. General and administrative headcount increased to 13 at June 30, 2008 from six a year earlier.

Interest and Other Income

	Three Months Ended June 30,		Percent Change
	2008	2007
	(in thousands)
Interest and other income	$184	$504	-63%

The decrease of 63% or $0.3 million in interest and other income in the three months ended June 30, 2008 as compared to the prior year period was due to decreased interest income, attributable to lower average cash balances and lower prevailing interest rates.

Six Months Ended June 30, 2008 and 2007

Research and Development Expense

	Six Months Ended June 30,		Percent Change
	2008	2007
	(in thousands)
Research and development expense	$26,214	$9,509	176%

The increase of 176% or $16.7 million in research and development expense in the six months ended June 30, 2008 as compared to the prior year period was due primarily to an increase in clinical and preclinical study expense of $14.1 million, and an increase in payroll expense of $2.6 million. These increases were driven primarily by significant expansions in our clinical development work for both Dimebon and MDV3100, including initiation of our ongoing confirmatory Phase 3 clinical trial of Dimebon in Alzheimer’s disease and continuation of our ongoing Phase 1-2 clinical trial of MDV3100 in castration-resistant prostate cancer, and associated increases in research and development headcount to 27 at June 30, 2008 from 11 a year earlier.

The following table summarizes the direct costs attributable to each project and the total indirect costs for each respective period.

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Direct costs:
Dimebon	$14,651	$4,323
MDV 3100	3,766	1,413
Other	1,547	145

Total direct costs	19,964	5,881
Indirect costs	6,250	3,628

Total research and development expenses	$26,214	$9,509

General and Administrative Expense

	Six Months Ended June 30,		Percent Change
	2008	2007
	(in thousands)
General and administrative expense	$8,410	$4,357	93%

The increase of 93% or $4.1 million in general and administrative expense in the six months ended June 30, 2008 as compared to the prior year period was due primarily to increases in payroll expense, patent and other professional fees, and facilities costs, incurred primarily in support of our expanded research and development work. General and administrative headcount increased to 13 at June 30, 2008 from six a year earlier.

Interest and Other Income

	Six Months Ended June 30,		Percent Change
	2008	2007
	(in thousands)
Interest and other income	$565	$1,062	-47%

The decrease of 47% or $0.5 million in interest and other income in the six months ended June 30, 2008 as compared to the prior year period was due to decreased interest income, attributable to lower average cash balances and lower prevailing interest rates.

Liquidity and Capital Resources

We have incurred cumulative net losses of $94.3 million through June 30, 2008, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities. We have not generated any revenue from operations to date and do not expect to generate product revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities. We had cash and cash equivalents of $33.4 million and $43.3 million as of June 30, 2008 and December 31, 2007, respectively, available to fund operations. In addition, at June 30, 2008, the remaining capacity under our committed equity line of credit with Azimuth was $78.8 million. We may draw on that remaining capacity at our discretion during the term of the facility, which expires on April 1, 2009. We obtained our equity line of credit from Azimuth pursuant to a Common Stock Purchase Agreement dated September 7, 2007. Subject to the conditions set forth in that agreement, Azimuth is committed to purchase up to $100 million of our common stock pursuant to draw down notices that we may give to Azimuth from time to time at our discretion until April 1, 2009. The price of shares sold is determined by reference to the volume weighted average price of our common stock on the Nasdaq Global Market during a ten trading day pricing period at the time of each draw down notice, less a discount of 4.65 to 6.15 percent.

Net cash used in operating activities for the six months ended June 30, 2008 and 2007 was $24.8 million and $9.7 million, respectively. The increase of $15.1 million in net cash used in operations was primarily attributable to a higher net loss in 2008, partially offset by non-cash stock-based compensation expense and an increase in accounts payable, accrued expenses and other current liabilities arising in the ordinary course of business as a result of the Company’s increasing research and development activities.

Net cash used in investing activities for the six months ended June 30, 2008 was $0.1 million, compared to net cash provided by investing activities of $42.2 million in the six months ended June 30, 2007. The $42.3 million decrease in net cash provided by investing activities in the six months ended June 30, 2008 compared to the prior year period was due primarily to decreases in maturities of short-term investments.

Net cash provided by financing activities for the six months ended June 30, 2008 and 2007 was $15.1 million and $0.2 million, respectively. The increase was due to our sale in June 2008 of 1,129,518 shares of our common stock in a registered direct offering, raising gross proceeds of approximately $15 million.

We believe that our current cash and cash equivalent balances, together with the remaining capacity available under our existing committed equity line of credit, will be sufficient to meet our capital requirements through at least the next twelve months. However, we expect to require additional financing beyond our current cash and cash equivalent balances and the financing available under our committed equity line of credit to fund development of our product candidates until they receive marketing approval and become cash flow positive. Potential sources of additional financing available to us may include the sale of debt or equity securities in public or private financing transactions, as well as entering into co-development or co-commercialization transactions covering our product candidates. Our strategy is to consider all of these financing opportunities and to prioritize those which, in our judgment, are most attractive to us and our stockholders. However, the successful completion of any of these potential transactions is largely beyond our control, and there can be no assurance that we will be able to raise additional financing in a timely manner, on acceptable terms, or at all. If we are unable to raise additional financing, we will be unable to continue development of our product candidates.

Critical Accounting Policies, Estimates and Judgments

This discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to clinical trial accruals and stock-based compensation. We base our estimates on historical experience and on various other factors what we believe are reasonable under the circumstances. Actual results, however, may differ significantly from these estimates under different assumptions or conditions and may adversely affect the financial statements.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our financial statements and accompanying notes.

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties to provide research and development services to us, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Our cost accruals for clinical trials and other research and development activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and contract research organizations. In the normal course of business we contract with third parties to perform various research and development activities in the on-going development of our product candidates, including without limitation, third party clinical trial centers and contract research organizations that perform and administer our clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under these agreements depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials and other research and development activities are recognized based on our estimate of the degree of completion of the event or events specified in the specific agreement.

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payments . The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. The Company presently weights historical volatility more heavily than implied volatility because options on its common stock began trading publicly only in the second quarter of 2007. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. The Company does not have sufficient history of exercise behavior to develop estimates of expected term since as of June 30, 2008 less than five percent of the options it has issued since inception had been exercised. Accordingly, the Company uses the simplified method of estimating option term provided for in the Commission’s Staff Accounting Bulletins 107 and 110 for options granted to employees and directors, which results in an estimated option term of six years. For consultant options, the Company uses an estimated option term of four years, which is equal to the period required for the options to vest in full. As the Company gathers more history regarding its option exercise pattern, and as information regarding the option exercise pattern of other companies in its industry becomes publicly available, it will review these estimates and revise them as appropriate. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities. This standard provides guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method provided under Statement of Financial Accounting Standards, or SFAS, No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a significant impact on its condensed consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 aims to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect that the adoption of FSP FAS 142-3 will have a significant impact on its condensed consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement is intended to enhance the current disclosure framework in Statement No. 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on the consolidated results of operations or financial position of the Company.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year, effective for fiscal years beginning after November 15, 2008, as it relates to non-financial assets and liabilities. The Company does not expect that the adoption of FAS 157-2 will have a significant impact on the consolidated results of operations or financial position of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that the adoption of SFAS No. 141R will have a significant impact on the consolidated results of operations or financial position of the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect that the adoption of SFAS No. 160 will have a significant impact on the consolidated results of operations or financial position of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market accounts. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We invest only in U.S. government and government-agency securities with remaining maturities of one year or less at the time of acquisition. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Our investment portfolio is subject to interest rate risk and will fall in value if market interest rates rise. However, due to the short duration of our investment portfolio we believe an increase in the interest rates of one percentage point would not be material to our financial condition or results of operations. At June 30, 2008, all of our invested cash was in highly liquid money market accounts.

We do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the U.S. Although we conduct some research and development work with vendors outside the U.S., most of our transactions are denominated in U.S. dollars. However, we expect our exposure to foreign currency exchange rate fluctuations to increase beginning in the third quarter of 2008 due primarily to the conduct of our confirmatory Phase 3 clinical trial of Dimebon in Alzheimer’s disease. This trial will include clinical sites in Europe and South America, and certain of our payment obligations with respect to those sites will be denominated in foreign currencies During the three months ended June 30, 2008, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 at the reasonable assurance level.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Our business and prospects are subject to the following material risks described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-KSB, filed with the SEC on February 19, 2008.

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

Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed all of our operations through the sale of our debt and equity securities. We will require significant additional capital to develop our existing product candidates and to acquire and develop additional product candidates. Our future capital requirements will depend on many factors, including without limitation:

•	the scope and results of our preclinical and clinical trials;

•	whether we experience delays in our preclinical and clinical development programs, or slower than anticipated product development;

•	whether opportunities to acquire additional product candidates arise, and the costs of acquiring and developing those product candidates;

•	whether we are able to enter into third party collaborative partnerships to develop and/or commercialize any of our product candidates and the terms of any such collaboration;

•

the timing and requirements of, and the costs involved in, conducting studies required to obtain regulatory approvals for our product candidates from the FDA and comparable foreign regulatory agencies;

•

the availability of third parties to perform the key development tasks for our product candidates, including conducting preclinical and clinical studies and manufacturing our product candidates to be tested in those studies, and the associated costs of those services;

•	the availability and cost of raw materials required to manufacture our product candidates for testing in our preclinical and clinical studies; and

•

the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of, and enforcing, patent claims and other costs related to patent rights and other intellectual property rights, including litigation costs and the results of such litigation.

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

Our business strategy depends on our ability to identify and acquire additional product candidates which we may never acquire or identify for reasons that may not be in our control, or are otherwise unforeseen or unforeseeable to us. A key component of our business strategy is to diversify our product development risk by identifying and acquiring new product opportunities for development. However, we may not be able to identify promising new technologies. In addition, the competition to acquire promising biomedical technologies is fierce, and many of our competitors are large, multinational pharmaceutical, biotechnology and medical device companies with considerably more financial, development and commercialization resources and experience than we have. Thus, even if we succeed in identifying promising technologies, we may not be able to acquire rights to them on acceptable terms or at all. If we are unable to identify and acquire new technologies, we will be unable to diversify our product risk. We believe that any such failure would have a significant negative impact on our prospects because the risk of failure of any particular development program in the pharmaceutical field is high.

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

*Our reliance on third parties for the operation of our business may result in material delays, cost overruns and/or quality deficiencies in our development programs. We rely on outside vendors to perform key product development tasks, such as conducting preclinical and clinical studies and developing a manufacturing process at an appropriate scale to manufacture our product candidates to be tested in those studies. In order to manage our business successfully, we will need to identify, engage and properly manage qualified external vendors who will perform these development activities. For example, we need to monitor the activities of our vendors closely to ensure that they are performing their tasks correctly, on time, on budget and in compliance with strictly enforced regulatory standards. Our ability to identify and retain key vendors with the requisite knowledge is critical to our business and the failure to do so could negatively impact our business. Because all of our key vendors perform services for other clients in addition to us, we also need to ensure that they are appropriately prioritizing our projects. If we fail to manage our key vendors well, we could incur material delays, cost overruns or quality deficiencies in our development programs, as well as other material disruptions to our business.

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

*Positive results in any of our clinical trials, including our first pivotal clinical trial of Dimebon in Alzheimer’s disease, may not be predictive of future clinical trial results. Even where we achieve positive results in clinical trials, including our first pivotal clinical trial of Dimebon in Alzheimer’s disease conducted in Russia, we do not know whether subsequent clinical trials, including the confirmatory Phase 3 pivotal Alzheimer’s disease clinical trial currently underway in the U.S., Europe and South America will also generate positive results. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy traits despite having progressed successfully through prior stages of preclinical and clinical testing. In addition, we do not know whether early results from any of our ongoing clinical trials, including the early results of our Phase 1-2 clinical trial of MDV3100 in castration-resistant prostate cancer, will be predictive of final results of any such trial.

*Our industry is highly regulated by the FDA, and comparable foreign regulatory agencies. We must comply with extensive, strictly enforced regulatory requirements in order to develop and obtain marketing approval for any of our product candidates. Before we or our potential partners can obtain regulatory approval for the sale of our product candidates, our product candidates must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. The preclinical and clinical trials of any product candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the U.S., principally the FDA, and by similar agencies in other countries. We will be required to obtain and maintain an effective investigational new drug application to commence human clinical trials in the U.S. and must obtain and maintain additional regulatory approvals before proceeding to successive phases of our clinical trials. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or medical device, and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed or halted due to any of the following:

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

•

we may encounter delays or rejections based on changes in FDA policies or the policies of foreign regulatory authorities during the period in which we develop a product candidate or the period required for review of any final regulatory approval before we are able to market our product candidates.

Furthermore, as is typically the case at this stage of the regulatory review process, the FDA has not yet performed an in-depth review of our preclinical and clinical data. Any views the FDA has expressed to us thus remain subject to change, including the view that our previously completed trial conducted in Russia can be used as one of the two pivotal studies required to support the approval of Dimebon to treat mild-to-moderate Alzheimer’s disease, as long as a significant proportion of the sites in the confirmatory Phase 3 trial are located in the U.S.

*Enrollment of patients in clinical trials is often an expensive and time-consuming process, and could result in significant delays, cost overruns, or both, in our product development activities. We may encounter delays in enrolling a sufficient number of patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. In particular, our Phase 3 confirmatory pivotal Phase 3 trial of Dimebon in Alzheimer’s disease is evaluating Dimebon as a “monotherapy” in Alzheimer’s disease patients—meaning that patients in the placebo group do not receive treatment with any approved Alzheimer’s disease drugs. Because approved Alzheimer’s disease drugs are widely available in the U.S. and Europe, we believe that patient accrual in Dimebon monotherapy studies, including our confirmatory pivotal Phase 3 trial of Dimebon in Alzheimer’s disease, may be particularly time-consuming. Delays in planned patient enrollment may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop Dimebon or any other product candidates.

*We have not yet partnered any of our product development candidates with third party collaborators, and we cannot control whether we will be able to do so on favorable terms or at all. Our business strategy relies in part on potentially partnering successful product development candidates with larger companies to complement our internal development and commercialization efforts. For example, because Alzheimer’s disease is a large market requiring a large primary care sales force, we are currently seeking a commercial partner for Dimebon in that indication. We also expect to seek ex-US commercial partners for our product candidates, including both Dimebon and MDV3100. We may also be required to enter into collaborative relationships to complement our internal efforts, whether in research and development, manufacturing or commercialization, and/or to generate necessary financing. We have not entered into any such collaborations to date. It may be difficult for us to find third parties that are willing to enter into such transactions on acceptable economic terms or at all. We also will be competing with many other companies as we seek partners for our product candidates, and we may not be able to compete successfully against those other firms. If we are not able to enter into collaboration transactions for our product development candidates, we would be required to undertake and fund further development, clinical trials, manufacturing and commercialization activities solely at our own expense and risk. If we are unable to finance and/or successfully execute those expensive activities, our business and prospects would be materially and adversely harmed for that reason.

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

We expect that the financial returns to us in any collaboration agreement would depend in large part on the achievement of development and/or commercialization milestones for, and royalties, co-promotion fees or other payments based upon sales of, our product candidates. Therefore, our success, and any associated financial returns to us and our investors, will depend on the ability of any of our future collaborators to obtain and maintain regulatory approvals from the FDA and other foreign regulatory agencies and successfully commercialize our product candidates. We may also be dependent on our collaborators for the commercial scale manufacture, distribution, sales, marketing and reimbursement of our product candidates. These collaborators may not be successful. If any future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of our product candidates would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason.

If our product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices and other applicable regulatory standards, they will not be commercially successful. All pharmaceutical and medical device products in the U.S., Europe and other countries must be manufactured in strict compliance with current good manufacturing practices, or cGMP, and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical and medical device products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We are currently scaling up our Dimebon manufacturing process to the scale required to seek regulatory approval to market Dimebon in the U.S. and foreign countries. We cannot guarantee that we will be able to complete this scale up work in a timely manner or at all. Furthermore, neither Dimebon nor MDV3100 has been manufactured at commercial-scale under cGMP-compliant conditions. We thus cannot guarantee that commercial-scale cGMP manufacture of Dimebon and/or MDV3100 will be possible, on a cost-effective basis or at all, which would materially and adversely affect the value of these programs.

*Any of our product development candidates that receive marketing approval will face significant competition from other approved products, including generic products and products with more convenient dosing regimens, and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four drugs currently marketed to treat Alzheimer’s disease. These drugs are all dosed once or twice per day, while Dimebon was dosed three times per day in our first pivotal clinical trial and also is being dosed three times per day in our confirmatory Phase 3 pivotal clinical trial. This difference in dosing regimen may make Dimebon less competitive than alternative Alzheimer’s disease drugs if Dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, all four currently approved Alzheimer’s disease drugs are expected to lose patent protection prior to, or shortly after, Dimebon’s potential launch. Such loss of patent protection would likely result in the entry of generic competition for, and significant reductions in the commercial pricing of, those approved drugs. This development would put significant competitive pressure on the prices we or our potential partners could charge for Dimebon should it ever be approved. Companies marketing currently approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Pfizer Inc., Novartis AG and Johnson & Johnson. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and castration-resistant prostate cancer, including compounds already in Phase 3 clinical trials. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs, as well as from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we or any of our potential partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our potential partners cannot compete successfully on any of the bases described above, our business will not succeed.

Any of our product candidates that is eventually approved for sale may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors. Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the U.S. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services, and many of those countries have nationalized health care systems in which the government pays for all such products and services and must approve product pricing. Even if approved by the FDA and foreign regulatory agencies, our product candidates are unlikely to achieve commercial success unless they are covered widely by third-party payors and reimbursed at a rate which generates an acceptable commercial return for us and any collaborative partner. It is increasingly difficult to obtain coverage and acceptable reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors, and is a time-consuming and costly process. In addition, we would face competition in such negotiations from other approved drugs against which we compete, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage with respect to the individual payors than we may have. The competition for coverage and reimbursement level with individual payors will be particularly intense for Dimebon, if approved to treat Alzheimer’s disease, because all four currently marketed Alzheimer’s disease drugs are expected to lose patent protection prior to, or shortly following, Dimebon’s potential commercial launch, and thus are likely to be available at generic price levels that are more attractive to individual payors. Our commercial prospects would be further weakened if payors approved coverage for our product candidates only as second- or later-line treatments, or if they placed any of our product candidates in tiers requiring unacceptably high patient co-payments. Failure to achieve acceptable coverage and reimbursement levels could materially harm our or our partner’s ability to successfully market our product candidates.

We may be subject to product liability or other litigation, which could result in an inefficient allocation of our critical resources, delay the implementation of our business strategy and, if successful, materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby. Our business exposes us to the risk of product liability claims that is inherent in the development of pharmaceutical products. If any of our product candidates harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, potential corporate partners or others. We have product liability insurance covering our ongoing clinical trials, but do not have insurance for any of our other development activities. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by any of our product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

Risks Related to Intellectual Property

Intellectual property protection for our product candidates is crucial to our business, and is subject to a significant degree of legal risk—particularly in the life sciences industry. The success of our business will depend in part on our ability to obtain and maintain intellectual property protection—primarily patent protection—of our technologies and product candidates, as well as successfully defending these patents against third-party challenges. We and our potential future collaborators will only be able to protect our technologies and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us or our potential future collaborators to gain or keep our competitive advantage.

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Further, changes in either the patent laws or in interpretations of patent laws in the U.S. or other countries may diminish the value of our intellectual property rights. Accordingly, we cannot predict the breadth of claims that may be granted or enforced for our patents or for third-party patents that we have licensed. For example:

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

Our existing and any future patent rights may not adequately protect any of our product candidates, which could prevent us from ever generating any revenues or profits. We cannot guarantee that any of our pending or future patent applications will mature into issued patents, or that any of our current or future issued patents will adequately protect our product candidates from competitors. For example, there is a large body of prior art, including multiple issued patents and published patent applications, disclosing molecules in the same chemical class as our MDV300 series compounds. Since our MDV300 series compounds include approximately 170 specific molecules, we expect that some members of this series may not be patentable in light of this prior art, or may infringe the claims of patents presently issued or issued in the future. Furthermore, we also cannot guarantee that any of our present or future issued patents will not be challenged by third parties, or that they will withstand any such challenge. If we are not able to obtain adequate protection for, or defend, the intellectual property position of our technologies and product candidates, then we may not be able to attract collaborators to acquire or partner our development programs. Further, even if we can obtain protection for and defend the intellectual property position of our technologies and product candidates, we or any of our potential future collaborators still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we and our potential future collaborators may not generate any revenues or profits from our product candidates or our revenue or profits would be significantly decreased.

We could become subject to litigation or other challenges regarding intellectual property rights, which could divert management attention, cause us to incur significant costs, prevent us from selling or using the challenged technology and/or subject us to competition by lower priced generic products. In recent years, there has been significant litigation in the U.S. and elsewhere involving pharmaceutical patents and other intellectual property rights. In particular, generic pharmaceutical manufacturers have been very aggressive in challenging the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. If any of our present or future product candidates succeed, we may face similar challenges to our existing or future patents. For example, in the prosecution of our issued U.S. patents claiming the use of Dimebon and certain related compounds to treat neurodegenerative diseases, including Alzheimer’s disease, the prior owners missed a filing deadline with the U.S. Patent & Trademark Office, or PTO, which resulted in the patent application being deemed abandoned. The prior owners petitioned the PTO to revive the patent application alleging that missing the deadline was unintentional, and the PTO approved the petition and issued the patent. However, as with any other decision the PTO makes, this decision could be challenged in subsequent litigation in an attempt to invalidate this issued U.S. patent and any other U.S. patent that may issue based on the same patent application. If a generic pharmaceutical company or other third party were able to successfully invalidate any of our present or future patents, any of our product candidates that may ultimately receive marketing approval could face additional competition from lower priced generic products that would result in significant price and revenue erosion and have a significantly negative impact on the commercial viability of the affected product candidate(s).

In the future, we may be a party to litigation to protect our intellectual property or to defend our activities in response to alleged infringement of a third party’s intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation, or a narrowing of the scope, of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to litigate and resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

In addition, our patents and patent applications, or those of our licensors, could face other challenges, such as interference proceedings, opposition proceedings and re-examination proceedings. Any such challenge, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our patents and patent applications subject to the challenge. Any such challenges, regardless of their success, would likely be time-consuming and expensive to defend and resolve, and would divert our management’s time and attention.

We may in the future initiate claims or litigation against third parties for infringement in order to protect our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel, and we may not prevail in making these claims.

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

Risks Related to Ownership of our Common Stock

Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value. The market prices for our securities and those of other life sciences companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our common stock:

•	the receipt or failure to receive the additional funding necessary to conduct our business;

•	the progress and success of preclinical studies and clinical trials of our product candidates conducted by us or our future collaborative partners or licensees, if any;

•	selling by existing stockholders and short-sellers;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning any future collaborations;

•	publicity regarding us, our product candidates or those of our competitors, including research reports published by securities analysts;

•	regulatory developments in the U.S. and foreign countries;

•	litigation;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

We do not intend to pay dividends on our common stock for the foreseeable future. We do not expect for the foreseeable future to pay dividends on our common stock. Any future determination to pay dividends on or repurchase shares of our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our success in completing sales or partnerships of our programs, our results of operations, financial condition, capital requirements, contractual restrictions and applicable law.

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

Provisions of our charter documents, our stockholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if the offer may be considered beneficial by our stockholders. Provisions of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay, deter or prevent a change in control. The anti-takeover provisions of the Delaware General Corporation Law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, Section 203 of the Delaware General Corporation Law, unless its application has been waived, provides certain default anti-takeover protections in connection with transactions between the company and an “interested stockholder” of the company. Generally, Section 203 prohibits stockholders who, alone or together with their affiliates and associates, own more than 15% of the subject company from engaging in certain business combinations for a period of three years following the date that the stockholder became an interested stockholder of such subject company without approval of the board or the vote of two-thirds of the shares held by the independent stockholders. Our board of directors has also adopted a stockholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. Additionally, provisions of our amended and restated certificate of incorporation and bylaws could deter, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders, including without limitation, the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on June 5, 2008. The stockholders elected all of management’s nominees for the board of directors to hold office until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The voting results are as follows:

Election of Directors

Director	For	Withheld
Daniel D. Adams	20,307,068	3,490,824
Gregory H. Bailey	23,838,038	414,854
Kim D. Blickenstaff	23,381,538	416,354
David T. Hung	23,578,141	219,751
W. Anthony Vernon	23,372,788	425,104

Ratification of Independent Registered Public Accounting Firm for 2008 Fiscal Year

For	Against	Abstentions	Broker Non-Votes
23,749,143	15,150	33,599	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

EXHIBIT NO.	DESCRIPTION
3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the year ended December 31, 2007).

3.2	Bylaws of Medivation, Inc. (formerly Orion Acquisition Corp. II), together with all amendments and restatements thereto (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

10.7	Form of Purchase Agreement, dated as of June 22, 2008, between Medivation, Inc. and the purchasers of its common stock (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2008.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIVATION, INC.

Date: August 11, 2008	By:	/s/ C. PATRICK MACHADO
	Name:	C. Patrick Machado
	Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the year ended December 31, 2007).

3.2	Bylaws of Medivation, Inc. (formerly Orion Acquisition Corp. II), together with all amendments and restatements thereto (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

10.7	Form of Purchase Agreement, dated as of June 22, 2008, between Medivation, Inc. and the purchasers of its common stock (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2008.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.