Form 10-Q
period 2008-09-30
MEDIVATION, INC.
filed 2008-11-10
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2008, 30,079,390 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

MEDIVATION, INC.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(unaudited) September 30, 2008	December 31, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$20,374	$43,258
Prepaid expenses and other current assets	1,683	991

Total current assets	22,057	44,249

Property and equipment, net	728	689
Intellectual property, net	55	58
Other non-current assets	1,195	600

Total assets	$24,035	$45,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,203	$1,747
Accrued expenses	8,793	2,218
Other current liabilities	87	70

Total current liabilities	15,083	4,035

Other non-current liabilities	426	492
Series A redeemable preferred stock	11	11

Total liabilities	15,520	4,538

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 30,079,390 shares issued and outstanding at September 30, 2008 and 28,837,290 issued and outstanding at December 31, 2007	301	288
Additional paid-in capital	122,943	100,970
Deficit accumulated during the development stage	(114,729)	(60,200)

Total stockholders’ equity	8,515	41,058

Total liabilities and stockholders’ equity	$24,035	$45,596

(1)	The balance sheet data at December 31, 2007 is derived from audited financial statements included in the Company’s Annual Report on form 10-KSB for the year ended December 31, 2007 filed with the Securities Exchange Commission.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (September 4, 2003) to September 30, 2008
	2008	2007	2008	2007
Operating expenses:
Research and development	$15,514	$6,797	$41,728	$16,306	$84,067
General and administrative	5,122	3,026	13,532	7,383	32,694

Total operating expenses	20,636	9,823	55,260	23,689	116,761
Loss from operations	(20,636)	(9,823)	(55,260)	(23,689)	(116,761)

Interest and other income (expense):
Interest income, net	170	460	735	1,522	3,674
Other income (expense), net	10	-	(4)	(3)	(1,642)

Total other income (expense)	180	460	731	1,519	2,032

Net loss	$(20,456)	$(9,363)	$(54,529)	$(22,170)	$(114,729)

Basic and diluted net loss per share	$(0.68)	$(0.34)	$(1.86)	$(0.80)

Weighted average common shares used in the calculation of basic and diluted net loss per share	30,022	27,797	29,273	27,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,		Period from Inception (September 4, 2003) to September 30, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(54,529)	$(22,170)	$(114,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intellectual property	—	—	143
Depreciation and amortization	139	36	235
Loss on disposal of property and equipment	—	6	6
Accretion of discount on securities	—	(69)	(79)
Stock-based compensation	6,444	4,272	16,009
Warrants issued to related party guarantors	—	—	18
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(692)	128	(1,683)
Other non-current assets	(595)	(488)	(1,195)
Accounts payable	4,456	2,390	6,203
Accrued expenses	6,575	670	8,793
Other current liabilities	17	—	87
Other non-current liabilities	(66)	504	426

Net cash used in operating activities	(38,251)	(14,721)	(85,766)

Cash flows from investing activities:
Medivation cash balances at closing of December 2004 merger	—	—	1,933
Purchase of short-term investments	—	—	(101,527)
Maturities of short-term investments	—	42,264	101,606
Purchase of property and equipment	(175)	(699)	(942)
Purchase of intellectual property	—	—	(225)

Net cash provided by (used in) investing activities	(175)	41,565	845

Cash flows from financing activities:
Issuance of Series B preferred stock	—	—	2
Issuance of convertible notes:
To related party	—	—	1,250
To other party	—	—	600
Principal repayment on notes held by related party	—	—	(596)
Issuance of common stock	15,000	—	107,653
Offering costs paid in cash	(84)	(196)	(4,723)
Class B warrant exercises	—	—	25
Stock option exercises	626	204	1,084

Net cash provided by financing activities	15,542	8	105,295

Net increase (decrease) in cash and cash equivalents	(22,884)	26,852	20,374
Cash and cash equivalents at beginning of period	43,258	4,649	—

Cash and cash equivalents at end of period	$20,374	$31,501	$20,374

Supplemental schedule of non-cash investing and financing activities:
Shares issued for conversion of convertible notes (including accrued interest):
To related party	—	—	689
To other party	—	—	611
Shares issued for placement agent services in the December 2004 financing	—	—	970
Warrants issued for placement agent services in the December 2004 financing	—	—	633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

The Company has incurred cumulative net losses of $114.7 million through September 30, 2008, and expects to incur substantial and increasing additional losses in the future as it expands its research and development activities. At September 30, 2008, the Company had cash and cash equivalents of $20.4 million and remaining capacity under its committed equity line of credit with Azimuth Opportunity, Ltd., or Azimuth, of $78.8 million. The Company obtained its equity line of credit from Azimuth pursuant to a Common Stock Purchase Agreement dated September 7, 2007. Subject to the conditions set forth in that agreement, Azimuth is committed to purchase up to $100 million of the Company’s common stock pursuant to draw down notices that the Company may give to Azimuth from time to time at the Company’s discretion until April 1, 2009. The price of shares sold is determined by reference to the volume weighted average price of the Company’s common stock on the Nasdaq Global Market during a ten trading day pricing period at the time of each draw down notice, less a discount of 4.65 to 6.15 percent. On September 3, 2008, the Company announced that it had entered into a Collaboration Agreement with Pfizer Inc., or Pfizer, which became effective on October 21, 2008. Under the terms of the agreement, the Company and Pfizer will develop and commercialize Dimebon, the Company’s investigational drug for treatment of Alzheimer’s disease and Huntington’s disease. On October 27, 2008, the Company received an up-front cash payment of $225 million from Pfizer pursuant to the Collaboration Agreement. The Company also is eligible to receive payments of up to $500 million upon the attainment of development and regulatory milestones plus additional milestone payments upon the achievement of certain net sales levels for the product. The Company and Pfizer will share the costs and expenses of developing and commercializing Dimebon for the United States market on a 60% Pfizer/40% Company basis, and will share profits (or losses) resulting from commercialization of Dimebon in the United States in the same proportions. Outside the United States, Pfizer will bear all development and commercialization costs, and will pay the Company tiered royalties on aggregate net sales of Dimebon. Based upon the Company’s current expectations, management believes the Company’s existing capital resources, including the $225 million up-front cash payment from Pfizer will be sufficient to fund its currently planned operations beyond 2009.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

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

In the second quarter of 2008, the Company revised the classification of patent-related legal costs from research and development expense to general and administrative expense, as such costs typically would be excluded from research and development costs as defined by Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Amounts related to prior periods are not considered material to the financial statements taken as a whole, but were revised for purposes of comparability. Such amounts for the nine-month period ended September 30, 2008, the three- and nine-month periods ended September 30, 2007, and the cumulative period from inception (September 4, 2003) to September 30, 2008 were $357,000, $388,000, $806,000, and $2,668,510, respectively. The revision did not affect previously reported total operating expenses, net loss, earnings per share, assets, liabilities, stockholders’ equity or cash flows.

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active, or FSP 157-3. FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, effective for us as of January 1, 2009. This standard establishes criteria for determining whether freestanding instruments or embedded features are considered “indexed to an entity’s own stock.” This guidance must be applied in assessing the equity conversion features in our outstanding warrants. These conversion features have been exempted from derivative accounting because they are indexed to our own stock and would be classified in stockholders’ equity. We will have to assess whether they are still considered indexed to our own stock under this new guidance. The standard applies to all outstanding instruments at January 1, 2009, with any transition impacts recognized as a cumulative effect adjustment to the opening balance of retained earnings. We are evaluating the impact, if any, this standard will have on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities. This standard provides guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method provided under Statement of Financial Accounting Standards, or SFAS, No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a significant impact on its condensed consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 . This Statement is intended to enhance the current disclosure framework in Statement No. 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on the consolidated results of operations or financial position of the Company.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations , or SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS

No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that the adoption of SFAS No. 141R will have a significant impact on the consolidated results of operations or financial position of the Company.

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

NOTE 2 — BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similarly to basic net loss per share, except that the denominator is increased to include all dilutive potential common shares, including outstanding options, warrants and common stock subject to repurchase. Potentially dilutive common shares have been excluded from the diluted loss per common share computations in all periods presented because such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. At September 30, 2008 and 2007 these potentially dilutive securities were as follows (in thousands):

Loss per Common Shares

	At September 30,
	2008	2007
Outstanding options	4,164	2,734
Outstanding warrants	316	322
Outstanding restricted shares	30	—

Total	4,510	3,056

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

The following table summarizes activity under the Plan during the nine-month period ended September 30, 2008.

	Number of Options	Weighted Average Exercise Price	Number of Restricted Shares
Outstanding at January 1, 2008	3,359,326	$10.10	—
Granted	926,720	$17.35	30,000
Exercised	107,086	$5.86	—
Forfeited	14,700	$21.17	—

Outstanding at September 30, 2008	4,164,260	$11.79	30,000

Exercisable/vested at September 30, 2008	1,671,198	$5.00	—

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payments. The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. The Company does not have sufficient history of exercise behavior to develop estimates of expected term since as of September 30, 2008 only five percent of the options it has issued since inception had been exercised. Accordingly, the Company uses the simplified method of estimating option term provided for in the Commission’s Staff Accounting Bulletins 107 and 110 for options granted to employees and directors, which results in an estimated option term of six years. For consultant options, the Company uses an estimated option term of four years, which is equal to the period required for the options to vest in full. As the Company gathers more history regarding its option exercise pattern, and as information regarding the option exercise pattern of comparable companies in its industry becomes publicly available, it will review these estimates and revise them as appropriate. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense.

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

Total stock-based compensation recognized by the Company in the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Research and development expense	$1,244	$583	$3,060	$1,432
General and administrative expense	1,008	1,054	3,384	2,840

Total stock-based compensation expense	$2,252	$1,637	$6,444	$4,272

Unearned stock-based compensation attributable to employee and director awards totaled $19.6 million at September 30, 2008 and will be recognized as expense over a weighted-average period of 2.8 years.

NOTE 4 — ACCRUED EXPENSES

At September 30, 2008 and December 31, 2007, accrued expenses consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Payroll and payroll related	$2,191	$75
Preclinical and clinical trials	5,791	1,583
Other	811	560

Total accrued expenses	$8,793	$2,218

NOTE 5 — THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

(a) Medivation Neurology, Inc.

At September 30, 2008, the Company owned all of the issued and outstanding stock of its operating subsidiary Medivation Neurology, Inc., or MNI, and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

(b) Medivation Prostate Therapeutics, Inc.

At September 30, 2008, the Company owned all of the issued and outstanding stock of its operating subsidiary Medivation Prostate Therapeutics, Inc., or MPT, and is entitled to receive one additional share for each dollar that the Company invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its common stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan, or the MPT Plan. At September 30, 2008, one option was outstanding under the MPT Plan. This option, which was issued to the licensor of MPT’s MDV300 series technology, is exercisable without cash payment for 150,000 shares of MPT common stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events including a sale of MPT, a public offering of MPT’s common stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. In accordance with Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, no expense will be recognized with respect to this option unless and until such a liquidity event occurs.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company has commitments under operating leases for its current and former offices in San Francisco, California, which leases run through August 2012 and April 2011, respectively. The future minimum lease payments under the two operating leases, net of sublease income, at September 30, 2008 are as follows (in thousands):

Years Ending December 31,
2008 (remaining three months)	$152
2009	615
2010	635
2011	695
2012	397

Total	$2,494

NOTE 8 — SUBSEQUENT EVENTS

On October 27, 2008, the Company received an up-front cash payment of $225 million pursuant to the Collaboration Agreement with Pfizer. These funds have been fully invested in short-term U.S. Treasury securities and in money market funds consisting solely of short-term U.S. Treasury securities.

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

Our Pipeline

Dimebon in Alzheimer’s Disease and Huntington’s Disease

Our lead product candidate, Dimebon, has successfully completed the first of two pivotal clinical trials required to seek marketing approval from the U.S. Food and Drug Administration, or FDA, in the U.S. for mild-to-moderate Alzheimer’s disease. We began our confirmatory pivotal Phase 3 Alzheimer’s disease trial in the second quarter of 2008. Dimebon has successfully completed a Phase 1-2 clinical trial in patients with mild-to-moderate Huntington’s disease, the top-line results of which we reported in July 2008. Dimebon has been shown to inhibit the death of brain cells, or neurons, in preclinical models of Alzheimer’s disease and Huntington’s disease, making it a potential novel treatment for these and potentially other neurodegenerative diseases. Based on data generated in independent third party laboratories, we believe that Dimebon operates through a novel mitochondrial mechanism of action.

MDV3100 in Castration-Resistant Prostate Cancer

Our proprietary compound MDV3100 is currently in a Phase 1-2 clinical trial in patients with castration-resistant prostate cancer. MDV3100 is the lead clinical development candidate from a library of approximately 170 small molecules licensed by the Company. These molecules were rationally designed to treat castration-resistant prostate cancer by modulating the androgen receptor, or AR, in a different manner from currently approved AR antagonist drugs, which generally are ineffective in treating prostate cancers that have become castration-resistant.

New Product Candidates

We remain actively engaged in identifying new product candidates, both internally and externally, to further expand our pipeline of product candidates.

Results of Operations

Three Months Ended September 30, 2008 and 2007

Research and Development Expense

	Three Months Ended September 30,		Percent Change
	2008	2007
	(in thousands)
Research and development expense	$15,514	$6,797	128%

The increase of 128% or $8.7 million in research and development expense in the three months ended September 30, 2008 as compared to the prior year period was due primarily to an increase in clinical and preclinical study expense of $7.6 million, and an increase in payroll and other indirect costs of $1.1 million. These increases were driven primarily by significant expansions in our clinical development work for both Dimebon and MDV3100, including initiation of our ongoing confirmatory Phase 3 clinical trial of Dimebon in Alzheimer’s disease and continuation of our ongoing Phase 1-2 clinical trial of MDV3100 in castration-resistant prostate cancer, and associated increases in research and development headcount to 31 at September 30, 2008 from 18 a year earlier.

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

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Direct Costs:
Dimebon	$8,489	$2,669
MDV 3100	2,039	615
Other	827	433

Total direct costs	11,355	3,717
Indirect costs	4,159	3,080

Total research and development expenses	$15,514	$6,797

General and Administrative Expense

	Three Months Ended September 30,		Percent Change
	2008	2007
	(in thousands)
General and administrative expense	$5,122	$3,026	69%

The increase of 69% or $2.1 million in general and administrative expense in the three months ended September 30, 2008 as compared to the prior year period was due primarily to increases in payroll expense ($1.3 million), patent and other professional fees ($0.6 million), and facilities costs ($0.1 million), incurred primarily in support of our expanded research and development work. General and administrative headcount increased to 16 at September 30, 2008 from eight a year earlier.

Interest and Other Income (Expense)

	Three Months Ended September 30,		Percent Change
	2008	2007
	(in thousands)
Interest and other income (expense)	$180	$460	-61%

The decrease of 61% or $0.3 million in interest and other income (expense) in the three months ended September 30, 2008 as compared to the prior year period was due to decreased interest income, attributable to lower average cash balances and lower prevailing interest rates.

Nine Months Ended September 30, 2008 and 2007

Research and development expenses (in thousands)

	Nine Months Ended September 30,		Percent Change
	2008	2007
	(in thousands)
Research and development expense	$41,728	$16,306	156%

The increase of 156% or $25.4 million in research and development expense in the nine months ended September 30, 2008 as compared to the prior year period was due primarily to an increase in clinical and preclinical study expense of $21.7 million, and an increase in payroll and other indirect costs of $3.7 million. These increases were driven primarily by significant expansions in our clinical development work for both Dimebon and MDV3100, including initiation of our ongoing confirmatory Phase 3 clinical trial of Dimebon in Alzheimer’s disease and continuation of our ongoing Phase 1-2 clinical trial of MDV3100 in castration-resistant prostate cancer, and associated increases in research and development headcount to 31 at September 30, 2008 from 18 a year earlier.

The following table summarizes the direct costs attributable to each project and the total indirect costs for each respective period.

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Direct Costs:
Dimebon	$23,140	$6,992
MDV 3100	5,805	2,029
Other	2,374	577

Total direct costs	31,319	9,598
Indirect costs	10,409	6,708

Total research and development expenses	$41,728	$16,306

General and Administrative Expense

	Nine Months Ended September 30,		Percent Change
	2008	2007
	(in thousands)
General and administrative expense	$13,532	$7,383	83%

The increase of 83% or $6.1 million in general and administrative expense in the nine months ended September 30, 2008 as compared to the prior year period was due primarily to increases in payroll expense ($3.4 million), patent and other professional fees ($1.8 million), and facilities costs ($0.4 million), incurred primarily in support of our expanded research and development work. General and administrative headcount increased to 16 at September 30, 2008 from eight a year earlier.

Interest and Other Income (Expense)

	Nine Months Ended September 30,		Percent Change

	2008	2007
	(in thousands)
Interest and other income (expense)	$731	$1,519	-52%

The decrease of 52% or $0.8 million in interest and other income (expense) in the nine months ended September 30, 2008 as compared to the prior year period was due to decreased interest income, attributable to lower average cash balances and lower prevailing interest rates.

Liquidity and Capital Resources

We have incurred cumulative net losses of $114.7 million through September 30, 2008, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities. We have not generated any revenue from operations to date and do not expect to generate product revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, and the $225 million up-front payment we received from Pfizer on October 27, 2008. We had cash and cash equivalents of $20.4 million and $43.3 million as of September 30, 2008 and December 31, 2007, respectively, available to fund operations. In addition, at September 30, 2008, the remaining capacity under our committed equity line of credit with Azimuth was $78.8 million. We may draw on that remaining capacity at our discretion during the term of the facility, which expires on April 1, 2009. We obtained our equity line of credit from Azimuth pursuant to a Common Stock Purchase Agreement dated September 7, 2007. Subject to the conditions set forth in that agreement, Azimuth is committed to purchase up to $100 million of our common stock pursuant to draw down notices that we may give to Azimuth from time to time at our discretion until April 1, 2009. The price of shares sold is determined by reference to the volume weighted average price of our common stock on the Nasdaq Global Market during a ten trading day pricing period at the time of each draw down notice, less a discount of 4.65 to 6.15 percent.

On September 3, 2008, the Company announced that it had entered into a Collaboration Agreement with Pfizer Inc., or Pfizer, which became effective in October 2008. Under the terms of the agreement the Company and Pfizer will jointly develop and commercialize Dimebon, the Company’s investigational drug for the treatment of Alzheimer’s disease and Huntington’s disease. On October 27, 2008, the Company received an up-front cash payment of $225 million pursuant to the Collaboration Agreement with Pfizer. These funds have been fully invested in short-term U.S. Treasury securities and in money market funds consisting solely of short-term U.S. Treasury securities. The Company also is eligible to receive payments of up to $500 million upon the attainment of development and regulatory milestones plus additional milestone payments upon the achievement of certain net sales levels for the product. The Company and Pfizer will share the costs and expenses of developing and commercializing Dimebon for the United States market on a 60% Pfizer/40% Company basis, and will share profits (or losses) resulting from the commercialization of Dimebon in the United States in the same proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay the Company tiered royalties on the aggregate net sales of Dimebon.

Based upon our current expectations, we believe our existing capital resources, including the $225 million up-front cash payment from Pfizer, will be sufficient to fund our currently planned operations beyond 2009.

Net cash used in operating activities for the nine months ended September 30, 2008 and 2007 was $38.3 million and $14.7 million, respectively. The increase of $23.6 million in net cash used in operations was primarily attributable to a higher net loss in 2008, partially offset by non-cash stock-based compensation expense and an increase in accounts payable, accrued expenses and other current liabilities arising in the ordinary course of business as a result of the Company’s increasing research and development activities.

Net cash used in investing activities for the nine months ended September 30, 2008 was $0.2 million, compared to net cash provided by investing activities of $41.6 million in the nine months ended September 30, 2007. The $41.8 million decrease in net cash provided by investing activities in the nine months ended September 30, 2008 compared to the prior year period was due primarily to decreases in maturities of short-term investments.

Net cash provided by financing activities for the nine months ended September 30, 2008 and 2007 was $15.6 million and $0 million, respectively. The increase was due to our sale in 2008 of 1,129,518 shares of our common stock in a registered direct offering, raising gross proceeds of approximately $15 million, and $0.6 million in proceeds from the issuance of common stock related to the exercise of employee stock options.

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

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payments. The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. The Company does not have sufficient history of exercise behavior to develop estimates of expected term since as of September 30, 2008 only five percent of the options it has issued since inception have been exercised. Accordingly, the Company uses the simplified method of estimating option term provided for in the Commission’s Staff Accounting Bulletins 107 and 110 for options granted to employees and directors, which results in an estimated option term of six years. For consultant options, the Company uses an estimated option term of four years, which is equal to the period required for the options to vest in full. As the Company gathers more history regarding its option exercise pattern, and as information regarding the option exercise pattern of other companies in its industry becomes publicly available, it will review these estimates and revise them as appropriate. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense.

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active, or FSP 157-3. FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, effective for us as of January 1, 2009. This standard establishes criteria for determining whether freestanding instruments or embedded features are considered “indexed to an entity’s own stock.” This guidance must be applied in assessing the equity conversion features in our outstanding warrants. These conversion features have been exempted from derivative accounting because they are indexed to our own stock and would be classified in stockholders’ equity. We will have to assess whether they are still considered indexed to our own stock under this new guidance. The standard applies to all outstanding instruments at January 1, 2009, with any transition impacts recognized as a cumulative effect adjustment to the opening balance of retained earnings. We are evaluating the impact, if any, this standard will have on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities. This standard provides guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method provided under Statement of Financial Accounting Standards, or SFAS, No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a significant impact on its condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations , or SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that the adoption of SFAS No. 141R will have a significant impact on the consolidated results of operations or financial position of the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51 , which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect that the adoption of SFAS No. 160 will have a significant impact on the consolidated results of operations or financial position of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market accounts. The primary objective of our cash investment activities is to preserve principal. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Our investment portfolio is subject to interest rate risk and will fall in value if market interest rates rise. However, due to the short duration of our investment portfolio we believe an increase in the interest rates of one percentage point would not be material to our financial condition or results of operations. At September 30, 2008, all of our invested cash was in highly liquid money market accounts. The $225 million up-front payment we received from Pfizer on October 27, 2008 has been fully invested in short-term U.S. Treasury securities and in money market funds consisting solely of short-term U.S. Treasury securities.

We do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the U.S. Although we conduct some research and development work with vendors outside the U.S., most of our transactions are denominated in U.S. dollars. However, we expect our exposure to foreign currency exchange rate fluctuations to increase due primarily to the conduct of our confirmatory Phase 3 clinical trial of Dimebon in Alzheimer’s disease. This trial includes clinical sites in Europe and South America, and certain of our payment obligations with respect to those sites will be denominated in foreign currencies. During the three months ended September 30, 2008, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 at the reasonable assurance level.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed all of our operations through the sale of our debt and equity securities, and from the $225 million up-front payment we received pursuant to our collaboration agreement with Pfizer. We will require significant additional capital to develop our existing product candidates and to acquire and develop additional product candidates. Our future capital requirements will depend on many factors, including without limitation:

•	the scope and results of our preclinical and clinical trials;

•	whether we experience delays in our preclinical and clinical development programs, or slower than anticipated product development;

•	whether opportunities to acquire additional product candidates arise, and the costs of acquiring and developing those product candidates;

•	whether we are able to enter into additional third party collaborative partnerships to develop and/or commercialize any of our product candidates and the terms of any such collaboration;

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

Risks Related to our Product Development Candidates

Our product candidates require extensive, time consuming and expensive preclinical and clinical testing to establish safety and efficacy. We may never attract additional partners for our technologies or receive marketing approval in any jurisdiction. The research and development of pharmaceuticals is an extremely risky industry. Only a small percentage of product candidates that enter the development process ever receive marketing approval. Except for Dimebon’s approval in Russia as an antihistamine, which is not a commercially attractive opportunity for us, none of our product candidates is currently approved for sale anywhere in the world, and none of them may ever receive such approval. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain marketing approval is expensive, uncertain and takes many years. If we are unable to complete preclinical or clinical trials of any of our current or future product candidates, or if the results of these trials are not satisfactory to convince regulatory authorities or partners of their safety or efficacy, we will not be able to attract additional partners or obtain marketing approval for any products. Furthermore, even if we or our partners are able to obtain marketing approvals for any of our product candidates, those approvals may be for indications that are not as broad as desired, or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. If this occurs, our business will be materially harmed and our ability to generate revenue will be severely impaired.

*Positive results in any of our clinical trials, including our first pivotal clinical trial of Dimebon in Alzheimer’s disease, may not be predictive of future clinical trial results. Even where we achieve positive results in clinical trials, including our first pivotal clinical trial of Dimebon in Alzheimer’s disease conducted in Russia, we do not know whether subsequent clinical trials, including the confirmatory Phase 3 pivotal Alzheimer’s disease clinical trial currently underway in the U.S., Europe and South America will also generate positive results. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy traits despite having progressed successfully through prior stages of preclinical and clinical testing. In addition, we do not know whether interim results from any of our ongoing clinical trials, including the interim results of our Phase 1-2 clinical trial of MDV3100 in castration-resistant prostate cancer, will be predictive of final results of any such trial.

*We are dependent upon our collaborative relationship with Pfizer to further develop, manufacture and commercialize Dimebon. There may be circumstances that delay or prevent Pfizer’s ability to development, manufacture and commercialize Dimebon. In September 2008, we entered into a collaboration agreement with Pfizer for the development, manufacture and commercialization of Dimebon to treat Alzheimer’s Disease and Huntington’s Disease. We are dependent on Pfizer for developing, manufacturing and commercializing Dimebon. Under the agreement, Pfizer will be responsible for development and seeking regulatory approval for, and commercialization of, Dimebon outside the United States, and it will be responsible for all manufacture of product for both clinical and commercial purposes. In the United States, Medivation and Pfizer will jointly develop and commercialize Dimebon, and share costs, profits and losses on a 60%/40% basis, with Pfizer assuming the larger share.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Pfizer, including:

•	adverse decisions by Pfizer regarding the amount and timing of resource expenditures for the development and commercialization of Dimebon;

•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy;

•	the right of Pfizer to terminate its collaboration agreement with us on limited notice for its convenience;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•

withdrawal of support by Pfizer following the development or acquisition by it of competing products, including competing Alzheimer’s disease development candidates that Pfizer already has in its portfolio, or change of Pfizer corporate strategy;

•	changes in key management personnel at Pfizer that are members of the collaboration’s various operating committees; and

•	possible disagreements with Pfizer regarding the collaboration agreement or ownership of proprietary rights.

Due to these factors and other possible disagreements with Pfizer, we may be delayed or prevented from further developing, manufacturing or commercializing Dimebon, or we may become involved in litigation or arbitration, which would be time consuming and expensive.

The term of our collaboration agreement with Pfizer extends, on a country by country basis, until Pfizer no longer is obligated to pay us royalties for countries outside the United States, or no longer sells the product in the United States. If Pfizer were to unilaterally terminate our collaborative relationship, we would need to undertake development, manufacturing and marketing activities for Dimebon solely at our own expense and/or seek another partner for some or all of these activities, worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, and might limit the indications we are able to pursue and could prevent us from effectively developing and commercializing Dimebon. If we sought to find another pharmaceutical company partner for some or all of these activities, we may not be successful in such efforts, or they may result in a collaboration that has us expending greater funds and efforts than our current relationship with Pfizer.

*We are dependent on the efforts of and funding by Pfizer for the development of Dimebon. Under the terms of the collaboration agreement, we and Pfizer must agree on any changes to the development plan for Dimebon that is set forth in the collaboration agreement. If we and Pfizer cannot agree, clinical trial progress could be significantly delayed or halted. Subject to certain limitations set forth in the collaboration agreement, Pfizer is generally free to terminate our agreement at its discretion on limited notice to us. If Pfizer terminates its co-funding of Dimebon development, we may be unable to fund the development costs on our own and may be unable to find a new collaborator, which could cause our business to fail. In the event of an uncured material breach of the agreement by us, Pfizer may elect either to terminate the agreement or to keep the agreement in place, but terminate our right to participate in development, commercialization (other than co-promoting Dimebon, which right Pfizer may terminate only if our uncured material breach pertains to our exercise of that right) and other activities for Dimebon, including the joint committees and decision making for Dimebon. If Pfizer terminates our right to participate in such activities, we would be entirely dependent on Pfizer’s actions with respect to the development and commercialization of Dimebon. In addition, under our agreement Pfizer is solely responsible for the development and regulatory approval of Dimebon outside the United States, so we are entirely dependent on Pfizer for the successful completion of those activities.

The financial returns to us, if any, under our collaboration agreement with Pfizer depend in large part on the achievement of development and commercialization milestones, plus a share of any profits from sales in the United States and royalties from sales outside the United States. Therefore, our success, and any associated financial returns to us and our investors, will depend in large in part on the performance of Pfizer under the agreement. If Pfizer fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of Dimebon would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason.

*We are dependent on the efforts of Pfizer to market and promote Dimebon. Under our collaboration with Pfizer, we and Pfizer will co-promote Dimebon to specialty physicians in the United States, and Pfizer will promote Dimebon to primary care physicians in the United States. Outside the United States, Pfizer will solely promote Dimebon. We are thus solely dependent on Pfizer to successfully promote Dimebon to primary care physicians in the United States and to all customers outside of the United States, and are partially dependent on Pfizer to successfully promote Dimebon to specialty physicians in the United States. We have limited ability to direct Pfizer in its commercialization of Dimebon in any country, including the United States. If Pfizer fails to adequately market and promote Dimebon, whether inside or outside of the United States, we may be unable to obtain any remedy against Pfizer. If this were to happen, sales of Dimebon may be harmed, which would negatively impact our business, results of operations, cash flows and liquidity.

*We do not have manufacturing expertise or capabilities and are dependent on Pfizer to manufacture clinical and commercial requirements for Dimebon, which could result in the delay of clinical trials or regulatory approval or lost sales. Under our collaboration agreement with Pfizer, after a transition period Pfizer will have the primary right and responsibility to supply Dimebon for clinical trials and all commercial requirements pursuant to a joint manufacturing plan. We lack the resources, experience and capabilities to manufacture Dimebon or any future product candidates on our own and would require substantial funds to establish these capabilities ourselves or to outsource them to third party contract manufacturers. Consequently, we are, and expect to remain, dependent on Pfizer to manufacture Dimebon. Pfizer may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. Pfizer may not perform as agreed or may default in its obligations to supply clinical trial supplies and/or commercial product. Pfizer may fail to deliver the required quantities of our products or product candidates on a timely basis. Any such failure by Pfizer could delay our future clinical trials and our applications for regulatory approval, or could impair our ability to meet the market demand for Dimebon and therefor result in decreased sales. If Pfizer does not adequately perform, we may be forced to incur additional expenses to pay for the manufacture of products or to develop our own manufacturing capabilities.

*If Pfizer’s business strategy changes, it may adversely affect our collaborative relationship. Pfizer may change its business strategy. Decisions by Pfizer to either reduce or eliminate its participation in the Alzheimer’s field, to emphasize other competitive agents currently in its portfolio at the expense of Dimebon, or to add additional competitive agents to its portfolio, could reduce its financial incentive to continue to develop, seek regulatory approval for, or commercialize Dimebon. A change in Pfizer’s business strategy may adversely affect activities under its collaboration agreement with us, which could cause significant delays and funding shortfalls impacting the activities under the collaboration and seriously harming our business.

*Our industry is highly regulated by the FDA, and comparable foreign regulatory agencies. We must comply with extensive, strictly enforced regulatory requirements in order to develop and obtain marketing approval for any of our product candidates. Before we, Pfizer or our potential future partners can obtain regulatory approval for the sale of our product candidates, our product candidates must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. The preclinical and clinical trials of any product candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the U.S., principally the FDA, and by similar agencies in other countries. We will be required to obtain and maintain an effective investigational new drug application to commence human clinical trials in the U.S. and must obtain and maintain additional regulatory approvals before proceeding to successive phases of our clinical trials. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or medical device, and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed or halted due to any of the following:

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

•

any regulatory approval we, Pfizer or any potential future collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable; and

•

we may encounter delays or rejections based on changes in FDA policies or the policies of foreign regulatory authorities during the period in which we develop a product candidate or the period required for review of any final regulatory approval before we are able to market our product candidates.

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

*Although we have entered into a collaboration agreement with Pfizer for Dimebon, we have not yet partnered any of our other product development candidates with third party collaborators, and we cannot control whether we will be able to do so on favorable terms or at all. Our business strategy relies in part on potentially partnering successful product development candidates with larger companies to complement our internal development and commercialization efforts. We may also be required to enter into collaborative relationships to complement our internal efforts, whether in research and development, manufacturing or commercialization, and/or to generate necessary financing. It may be difficult for us to find third parties that are willing to enter into such transactions on acceptable economic terms or at all. We also will be competing with many other companies as we seek partners for our product candidates, and we may not be able to compete successfully against those other firms. If we are not able to enter into collaboration transactions for our other product development candidates, we would be required to undertake and fund further development, clinical trials, manufacturing and commercialization activities solely at our own expense and risk. If we are unable to finance and/or successfully execute those expensive activities, our business and prospects would be materially and adversely harmed for that reason.

We expect that the financial returns to us in any collaboration agreement would depend in large part on the achievement of development and/or commercialization milestones for, and royalties, co-promotion fees or other payments based upon sales of, our product candidates. Therefore, our success, and any associated financial returns to us and our investors, will depend on the ability of Pfizer and any of our future collaborators to obtain and maintain regulatory approvals from the FDA and other foreign regulatory agencies and successfully commercialize our product candidates. We may also be dependent on our collaborators for the commercial scale manufacture, distribution, sales, marketing and reimbursement of our product candidates. These collaborators may not be successful. If Pfizer or any future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of our product candidates would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason.

*If our product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices and other applicable regulatory standards, they will not be commercially successful . All pharmaceutical and medical device products in the U.S., Europe and other countries must be manufactured in strict compliance with current good manufacturing practices, or cGMP, and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical and medical device products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. Under our collaboration agreement with Pfizer, Pfizer is responsible for all manufacture of Dimebon for both clinical and commercial purposes, but we cannot guarantee that Pfizer will be able to manufacture Dimebon in a timely manner or at all. Furthermore, neither Dimebon nor MDV3100 has been manufactured at commercial-scale under cGMP-compliant conditions. We thus cannot guarantee that commercial-scale cGMP manufacture of Dimebon and/or MDV3100 will be possible, on a cost-effective basis or at all, which would materially and adversely affect the value of these programs.

*Any of our product development candidates that receive marketing approval will face significant competition from other approved products, including generic products and products with more convenient dosing regimens, and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four drugs currently marketed to treat Alzheimer’s disease. These drugs are all dosed once or twice per day, while Dimebon was dosed three times per day in our first pivotal clinical trial and also is being dosed three times per day in our confirmatory Phase 3 pivotal clinical trial. This difference in dosing regimen may make Dimebon less competitive than alternative Alzheimer’s disease drugs if Dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, all four currently approved Alzheimer’s disease drugs are expected to lose patent protection prior to, or shortly after, Dimebon’s potential launch. Such loss of patent protection would likely result in the entry of generic competition for, and significant reductions in the commercial pricing of, those approved drugs. This development would put significant competitive pressure on the prices we or our potential partners could charge for Dimebon should it ever be approved. Companies marketing currently approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Pfizer, Novartis AG and Johnson & Johnson. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and castration-resistant prostate cancer, including compounds already in Phase 3 clinical trials and other compounds in development by Pfizer for Alzheimer’s disease. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs, as well as from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we, Pfizer or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we, Pfizer or our potential future partners cannot compete successfully on any of the bases described above, our business will not succeed.

Any of our product candidates that is eventually approved for sale may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors. Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the U.S. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services, and many of those countries have nationalized health care systems in which the government pays for all such products and services and must approve product pricing. Even if approved by the FDA and foreign regulatory agencies, our product candidates are unlikely to achieve commercial success unless they are covered widely by third-party payors and reimbursed at a rate which generates an acceptable commercial return for us and any collaborative partner. It is increasingly difficult to obtain coverage and acceptable reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors, and is a time-consuming and costly process. In addition, we would face competition in such negotiations from other approved drugs against which we compete, which may include other approved drugs marketed by Pfizer, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage with respect to the individual payors than we may have. The competition for coverage and reimbursement level with individual payors will be particularly intense for Dimebon, if approved to treat Alzheimer’s disease, because all four currently marketed Alzheimer’s disease drugs are expected to lose patent protection prior to, or shortly following, Dimebon’s potential commercial launch, and thus are likely to be available at generic price levels that are more attractive to individual payors. Our commercial prospects would be further weakened if payors approved coverage for our product candidates only as second- or later-line treatments, or if they placed any of our product candidates in tiers requiring unacceptably high patient co-payments. Failure to achieve acceptable coverage and reimbursement levels could materially harm our or our partner’s ability to successfully market our product candidates.

We may be subject to product liability or other litigation, which could result in an inefficient allocation of our critical resources, delay the implementation of our business strategy and, if successful, materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby. Our business exposes us to the risk of product liability claims that is inherent in the development of pharmaceutical products. If any of our product candidates harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, corporate partners or others. We have product liability insurance covering our ongoing clinical trials, but do not have insurance for any of our other development activities. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by any of our product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

Risks Related to Intellectual Property

Intellectual property protection for our product candidates is crucial to our business, and is subject to a significant degree of legal risk—particularly in the life sciences industry. The success of our business will depend in part on our ability to obtain and maintain intellectual property protection—primarily patent protection—of our technologies and product candidates, as well as successfully defending these patents against third-party challenges. We and our collaborators will only be able to protect our technologies and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us or our potential future collaborators to gain or keep our competitive advantage.

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

*We may become involved in disputes with Pfizer or potential future collaborators over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant impact on our business. Inventions discovered under research, material transfer or other such collaborative agreements, including our collaboration agreement with Pfizer, may become jointly owned by us and the other party to such agreements in some cases, and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming, and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and scientific advisors generally have contractual rights to publish our data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.

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

Risks Related to Ownership of our Common Stock

Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value. The market prices for our securities and those of other life sciences companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our common stock:

•	the receipt or failure to receive the additional funding necessary to conduct our business;

•	the progress and success of preclinical studies and clinical trials of our product candidates conducted by us, Pfizer or our future collaborative partners or licensees, if any;

•	selling by existing stockholders and short-sellers;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaboration with Pfizer or any future collaborations;

•	publicity regarding us, our product candidates or those of our competitors, including research reports published by securities analysts;

•	regulatory developments in the U.S. and foreign countries;

•	litigation;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

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

On September 3, 2008, we issued 5,496 shares of our common stock to a warrant holder upon the net exercise of the warrant by the holder. We received no additional consideration in connection with this issuance. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based upon the number of persons receiving shares of our common stock in the transaction, their financial position, sophistication and relationship to us and the absence of any general solicitation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

EXHIBIT NO.	DESCRIPTION

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the year ended December 31, 2007).

3.2	Bylaws of Medivation, Inc. (formerly Orion Acquisition Corp. II), together with all amendments and restatements thereto (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

10.8*	Amended and Restated Collaboration Agreement, dated as of October 20, 2008, between Medivation, Inc. and Pfizer Inc.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIVATION, INC.

Date: November 10, 2008	By:	/s/ C. PATRICK MACHADO
	Name:	C. Patrick Machado
	Title:	Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the year ended December 31, 2007).

3.2	Bylaws of Medivation, Inc. (formerly Orion Acquisition Corp. II), together with all amendments and restatements thereto (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

10.8*	Amended and Restated Collaboration Agreement, dated as of October 20, 2008, between Medivation, Inc. and Pfizer Inc.

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.