Form 10-Q
period 2009-03-31
MEDIVATION, INC.
filed 2009-05-11
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2009, 30,126,390 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

MEDIVATION, INC.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MEDIVATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$50,718	$71,454
Short-term investments	149,970	149,968
Receivable from collaboration partner	5,766	3,522
Prepaid expenses and other current assets	3,127	1,957

Total current assets	209,581	226,901
Property and equipment, net	801	768
Restricted cash	843	843
Intellectual property, net	53	54
Other non-current assets	664	706

Total assets	$211,942	$229,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,044	$7,166
Accrued expenses	10,241	5,772
Deferred revenue	65,361	64,286
Other current liabilities	103	93

Total current liabilities	80,749	77,317
Deferred revenue, net of current	130,722	148,137
Other non-current liabilities	425	399
Series A redeemable preferred stock	11	11

Total liabilities	211,907	225,864

Stockholders’ equity:
Preferred stock, $0.01 par value per share;
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share;
50,000,000 shares authorized; issued and outstanding 30,125,556 shares at March 31, 2009 and 30,088,390 at December 31, 2008	301	301
Additional paid-in capital	127,800	125,074
Accumulated other comprehensive income	203	693
Accumulated deficit	(128,269)	(122,660)

Total stockholders’ equity	35	3,408

Total liabilities and stockholders’ equity	$211,942	$229,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Collaboration revenue	$16,340	$—
Operating expenses:
Research and development	15,776	11,956
Selling, general and administrative	6,305	3,953

Total operating expenses	22,081	15,909

Loss from operations	(5,741)	(15,909)
Other income (expense):
Interest income, net	509	382
Other income (expense), net	51	(1)

Total other income	560	381

Loss before provision for income taxes	(5,181)	(15,528)
Provision for income taxes	428	2

Net loss	$(5,609)	$(15,530)

Basic and diluted net loss per share	$(0.19)	$(0.54)

Weighted average common shares used in the calculation of basic and diluted net loss per share	30,105	28,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,609)	$(15,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	42
Accretion of discount on securities	(492)	—
Stock-based compensation	2,635	2,137
Changes in operating assets and liabilities:
Receivable from collaboration partner	(2,244)	—
Prepaid expenses and other current assets	(1,170)	(571)
Other assets	42	(598)
Accounts payable	(2,122)	1,706
Accrued expenses	4,469	2,490
Other current liabilities	10	6
Deferred revenue	(16,340)	—
Other non-current liabilities	26	(21)

Net cash used in operating activities	(20,735)	(10,339)

Cash flows from investing activities:
Purchase of property and equipment	(92)	(95)

Net cash used in investing activities	(92)	(95)

Cash flows from financing actitivies:
Offering costs paid in cash	—	(5)
Stock option exercises	91	105

Net cash provided by financing activities	91	100

Net change in cash and cash equivalents	(20,736)	(10,334)
Cash and cash equivalents at beginning of period	71,454	43,258

Cash and cash equivalents at end of period	$50,718	$32,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company is a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. The Company’s current lead clinical candidates are directed at treating Alzheimer’s disease, Huntington’s disease and castration-resistant prostate cancer. The Company’s Alzheimer’s and Huntington’s disease programs are partnered with Pfizer Inc, or Pfizer, and its prostate cancer program remains unpartnered. With Pfizer, the Company is conducting a broad Dimebon clinical development program, including a pivotal and confirmatory Phase 3 trial in patients with mild-to-moderate Alzheimer’s disease. The program also includes additional Phase 3 trials beginning this year in both Alzheimer’s disease and Huntington’s disease. In addition, the Company is conducting a Phase 1-2 clinical trial of MDV3100 in patients with castration-resistant (also known as hormone-refractory) prostate cancer, and plans to begin a Phase 3 trial this year.

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

In the first quarter of 2009, the Company recognized $16.3 million in collaboration revenue attributable to its up-front payment from Pfizer. Previously the Company had recognized $12.6 million in collaboration revenue for the year ended December 31, 2008. The Company has funded its operations primarily through private and public offerings of its common stock, and from the up-front payment and cost- sharing payments from its Collaboration Agreement with Pfizer. As of March 31, 2009, the Company had an accumulated deficit of $128.3 million and expects to incur substantial and increasing additional losses in the future as it expands its research and development activities.

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

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the Commission, on March 16, 2009.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Medivation Neurology, Inc. and Medivation Prostate Therapeutics, Inc., and reflect the elimination of intercompany accounts and transactions.

In the second quarter of 2008, the Company revised the classification of patent-related legal costs from research and development expense to general and administrative expense as such costs typically would be excluded from research and development costs as defined by SFAS No. 2, Accounting for Research and Development Costs. Amounts related to prior periods are not considered material to the financial statements taken as a whole, but were revised for purposes of comparability. Such amount for the three month period ended March 31, 2008, was $357,000. The revision did not affect previously reported total operating expenses, net loss, earnings per share, assets, liabilities, stockholders’ equity or cash flows.

Reference is made to “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. As of the date of the filing of this Quarterly Report, the Company did not identify any significant changes to the critical accounting policies discussed in its Annual Report for the year ended December 31, 2008.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position amends FASB Statement No. 157, Disclosures About Fair Value Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FASB Staff Position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FASB Staff Position is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the disclosure requirements of FASB Staff Position SFAS 107-1 and APB 28-1.

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Disclosures About Fair Value Instruments, when the volume and level of activity for the asset or liability have significantly decreased. This FASB Staff Position also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The Company’s management does not expect this pronouncement to have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement is effective for periods ending after June 15, 2009. The Company’s management does not expect this pronouncement to have a material effect on the Company’s financial position and results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force, or EITF, Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock to provide guidance for determining whether an equity-linked financial instrument or embedded feature is considered indexed to an entity’s own stock. The consensus establishes a two-step approach as a framework for determining whether an instrument or embedded feature is indexed to an entity’s own stock. The approach includes evaluating (1) the instrument’s contingent exercise provisions, if any, and (2) the instrument’s settlement provisions. Entities that issue financial instruments such as warrants or options on their own shares, convertible debt, convertible preferred stock, forward contracts on their own shares, or market-based employee stock option valuation instruments will be affected by EITF Issue 07-5. EITF Issue 07-5 was adopted January 1, 2009, and there was no material impact to the Company’s financial statements upon adoption.

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

NOTE 2 — COLLABORATION AGREEMENT

In September 2008, the Company announced a Collaboration Agreement with Pfizer. Under this agreement, the Company and Pfizer are collaborating on development of Dimebon for Alzheimer’s disease and Huntington’s disease for the United States market, including associated regulatory filings with the FDA. In addition, following FDA approval and launch of Dimebon in the United States, the Company, at the Company’s option, and Pfizer will co-promote Dimebon to specialty physicians in the United States, and Pfizer will promote Dimebon to primary care physicians in the United States. Pfizer will be responsible for development and seeking regulatory approval for, and commercialization of, Dimebon outside the United States. After a period of transition from the Company’s contract manufacturers to Pfizer, Pfizer will be responsible for all manufacture of Dimebon for both clinical and commercial purposes. Both the Company and Pfizer have agreed not to commercialize for the treatment of specified indications any other products directed to the same primary molecular target as Dimebon for a specified time period, subject to certain exceptions.

Under the Collaboration Agreement, Pfizer paid the Company an up-front cash payment of $225.0 million in the fourth quarter of 2008. This payment was recorded to deferred revenue, which the Company is amortizing on a straight-line basis over the expected performance period of the Company’s deliverables under the Collaboration Agreement. Management currently expects this performance period to end in the first quarter of 2012. The Company recorded $16.3 million of amortized collaboration revenue in the three months ended March 31, 2009. At March 31, 2009, a remaining balance of $196.1 million of the up-front payment was recorded in deferred revenue. There were no revenues recorded in the three months ended March 31, 2008.

The Company and Pfizer share the costs and expenses of developing and commercializing Dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share, and the Company and Pfizer will share profits (or losses) resulting from the commercialization of Dimebon in the United States in such proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay the Company tiered royalties on the aggregate net sales of Dimebon.

For the three months ended March 31, 2009, the Company recorded development cost and commercialization cost true-up payments receivable from Pfizer of $5.4 million and $0.4 million, respectively, and corresponding reductions in research and development expense and selling, general and administrative expense.

NOTE 3 — BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similarly to basic net loss per share, except that the denominator is increased to include all dilutive potential common shares, including outstanding options, warrants and common stock subject to repurchase. Potentially dilutive common shares have been excluded from the diluted loss per common share computations in all periods presented because such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted average number of total common shares outstanding for basic and diluted net loss per share data. At March 31, 2009 and 2008 these potentially dilutive securities were as follows (in thousands):

	March 31,
	2009	2008
Outstanding options	4,892	3,797
Outstanding warrants	316	322
Outstanding restricted shares	18	30

Total	5,226	4,149

NOTE 4 —COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss adjusted for changes in market values of securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	March 31,
	2009	2008
	(in thousands)
Net loss	$(5,609)	$(15,530)
Change in unrealized gain on securities available-for-sale	(490)	—

Comprehensive loss	$(6,099)	$(15,530)

NOTE 5 — STOCK-BASED COMPENSATION

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

The following table summarizes stock option activity for the three months ended March 31, 2009:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	4,855,905	$12.81
Granted	64,900	$16.10
Exercised	25,500	$3.55
Forfeited	2,917	$18.41

Outstanding at March 31, 2009	4,892,388	$12.90	7.93	$29.9

Exercisable/vested at March 31, 2009	2,276,445	$7.79	6.88	$24.6

The following table summarizes information about restricted stock unit activity for the three months ended March 31, 2009:

	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)
Restricted Stock Awards:
Outstanding at December 31, 2008	30,000	$15.71
Granted	—	$—
Vested	11,666	$15.71
Cancelled	—	$—

Outstanding at March 31, 2009	18,334	$15.71	1.79

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payments. The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. The Company does not have sufficient history of exercise behavior to develop estimates of expected term since as of March 31, 2009 only six percent of the options it has issued since inception had been exercised. Accordingly, the Company uses the simplified method of estimating option term provided for in the Commission’s Staff Accounting Bulletins 107 and 110 for options granted to employees and directors, which results in an estimated option term of six years. For consultant options, the Company uses an estimated option term of four years, which is equal to the period required for the options to vest in full. As the Company gathers more history regarding its option exercise pattern, and as information regarding the option exercise pattern of comparable companies in its industry becomes publicly available, it will review these estimates and revise them as appropriate. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense.

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

Total stock-based compensation recognized by the Company in the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended March 31,
	2009	2008
	(in thousands)
Research and development expense	$1,414	$927
General and administrative expense	1,221	1,210

Total stock-based compensation expense	$2,635	$2,137

Unearned stock-based compensation attributable to employee and director awards totaled $25.3 million at March 31, 2009 and will be recognized as expense over a weighted-average period of 2.9 years.

NOTE 6 — SHORT-TERM INVESTMENTS

As of March 31, 2009, the amortized cost, gross unrealized gain, and estimated fair value for available-for-sale securities, consisting solely of United States treasury notes maturing in April and June 2009, was $149.8 million, $0.2 million and $150.0 million, respectively. As of December 31, 2008, the amortized cost, gross unrealized gain, and estimated fair value for available-for-sale securities, consisting solely of United States treasury notes maturing in April and June 2009, was $149.3 million, $0.7 million and $150.0 million, respectively.

NOTE 7 — FAIR VALUE DISCLOSURES

As of March 31, 2009, the Company had cash and cash equivalents of $50.7 million and short-term investments of $150.0 million. Short-term investments at March 31, 2009 consisted solely of United States treasury notes maturing in April and June 2009. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices in active markets for identical assets. The following table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair value	Fair value measurements using
	March 31, 2009	Level 1	Level 2	Level 3
Assets:
Cash	$50,718	$50,718	$—	$—
Short-term investments	149,970	149,970	—	—
Restricted cash	843	843	—	—

Total assets	$201,531	$201,531	$—	$—

NOTE 8 — ACCRUED EXPENSES

At March 31, 2009 and December 31, 2008, accrued expenses consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Payroll and payroll related	$1,124	$260
Preclinical and clinical trials	7,771	4,979
Other	1,346	533

Total accrued expenses	$10,241	$5,772

NOTE 9 — INCOME TAXES

The Company’s tax provision for the three months ended March 31, 2009 was $428,000. The March 31, 2009 tax provision expense differs from the expected rate because the Company is required to accelerate revenue for income tax purposes which is deferred for financial statement purposes related to the Pfizer license payment the Company received in 2008. This acceleration of revenue brings the Company to a profit for tax purposes. For federal purposes, the Company has fully offset taxable income with net operating loss carryforwards. California has suspended the utilization of net operating loss carryforwards for the tax years 2008 and 2009. The Company is therefore expecting a tax provision for 2009.

The Company maintained a full valuation allowance on the net deferred tax assets as of March 31, 2009. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

NOTE 10 — THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

Medivation Neurology, Inc.

At March 31, 2009, the Company owned all of the issued and outstanding stock of its operating subsidiary Medivation Neurology, Inc., or MNI, and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

Medivation Prostate Therapeutics, Inc.

At March 31, 2009, the Company owned all of the issued and outstanding stock of its operating subsidiary Medivation Prostate Therapeutics, Inc., or MPT, and is entitled to receive one additional share for each dollar that the Company invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its common stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc.

Equity Incentive Plan, or the MPT Plan. At March 31,2009, one option was outstanding under the MPT Plan. This option, which was issued to the licensor of MDV3100, is exercisable without cash payment for 150,000 shares of MPT common stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events, including a sale of MPT, a public offering of MPT’s common stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. In accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, no expense will be recognized with respect to this option unless and until such a liquidity event occurs.

NOTE 11 — SUBSEQUENT EVENT

The Company’s equity line of credit agreement with Azimuth Opportunity, Ltd. expired on April 1, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 16, 2009. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully complete clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain corporate partners, (6) our ability, whether alone or with corporate partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, any of the assumptions could be inaccurate, and therefore we cannot be certain that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company

We are a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. Our current lead clinical candidates are directed at treating Alzheimer’s disease, Huntington’s disease and castration-resistant prostate cancer. Our Alzheimer’s and Huntington’s disease programs are partnered with Pfizer Inc, or Pfizer, and our prostate cancer program remains unpartnered. With Pfizer, we are conducting a broad clinical development program for Dimebon, our investigational drug for treatment of Alzheimer’s disease and Huntingdon’s disease, including a pivotal and confirmatory six-month Phase 3 trial in patients with mild-to-moderate Alzheimer’s disease, and a 12-month Phase 3 trial of Dimebon in combination with Aricept® in patients with mild-to-moderate Alzheimer’s disease. The program also includes additional Phase 3 trials expected to begin this year in both moderate-to-severe Alzheimer’s disease and in Huntington’s disease. In addition, we are conducting a Phase 1-2 clinical trial of MDV3100 in patients with castration-resistant (also known as hormone-refractory) prostate cancer, and have received written permission from the U.S. Food and Drug Administration to begin a Phase 3 trial in castration-resistant prostate cancer patients who have previously been treated with docetaxel-based chemotherapy. We plan to begin that Phase 3 trial this year.

In September 2008, we announced a Collaboration Agreement with Pfizer, which became effective on October 21, 2008. Under the terms of the agreement, we and Pfizer will share the costs and expenses of developing and commercializing Dimebon for the United States market on a 60% Pfizer/40% Medivation basis, and will share profits (or losses) resulting from commercialization of Dimebon in the United States in the same proportions. Outside the United States, Pfizer will bear all development and commercialization costs, and will pay us tiered royalties on aggregate net sales of Dimebon. In October 2008, we received a non-refundable, up-front cash payment of $225.0 million pursuant to our Collaboration Agreement with Pfizer.

In the first quarter of 2009, we recognized $16.3 million in collaboration revenue attributable to our up-front payment from Pfizer. Previously we had recognized $12.6 million in collaboration revenue for the year ended December 31, 2008. We have funded our operations primarily through private and public offerings of our common stock, and from the up-front payment and cost- sharing payments from our Collaboration Agreement with Pfizer. As of March 31, 2009, we had an accumulated deficit of $128.3 million and expect to incur substantial and increasing additional losses in the future as we expand our research and development activities for our current clinical programs and for future assets that we may acquire or identify.

Our Pipeline

Dimebon in Alzheimer’s Disease and Huntington’s Disease

Our lead product candidate, Dimebon, has successfully completed the first of two pivotal clinical trials required to seek marketing approval from the U.S. Food and Drug Administration, or FDA, in the United States for mild-to-moderate Alzheimer’s disease. We began our confirmatory pivotal Phase 3 Alzheimer’s disease trial in the second quarter of 2008, and expect to complete enrollment in that trial in June 2009. We have also successfully completed a Phase 2 clinical trial of Dimebon in patients with mild-to-moderate Huntington’s disease, the top-line results of which we reported in July 2008. Dimebon has been shown to inhibit the death of brain cells, or neurons, in preclinical models of Alzheimer’s disease and Huntington’s disease, making it a potential novel treatment for these neurodegenerative diseases. Based on data generated in independent third party laboratories, we believe that Dimebon operates through a novel mitochondrial mechanism of action.

MDV3100 in Castration-Resistant Prostate Cancer

In March 2009, we received approval from the FDA to begin a Phase 3 clinical trial of our proprietary compound MDV3100 in patients with castration-resistant prostate cancer, or CRPC. We will begin enrollment in that trial in 2009. MDV3100 is the lead clinical development candidate from a library of approximately 170 small molecules licensed by our subsidiary, Medivation Prostate Therapeutics, Inc. These molecules were rationally designed to treat castration-resistant prostate cancer by modulating the androgen receptor, or AR, in a different manner from currently approved AR antagonist drugs, which generally are ineffective in treating prostate cancers that have become castration-resistant.

New Product Candidates

We remain actively engaged in identifying new product candidates, both internally and externally, to further expand our pipeline of product candidates.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position amends FASB Statement No. 157, Disclosures About Fair Value Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FASB Staff Position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FASB Staff Position is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the disclosure requirements of FASB Staff Position SFAS 107-1 and APB 28-1.

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Disclosures About Fair Value Instruments, when the volume and level of activity for the asset or liability have significantly decreased. This FASB Staff Position also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. We do not expect this pronouncement to have a material effect on our financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement is effective for periods ending after June 15, 2009. We do not expect this pronouncement to have a material effect on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock to provide guidance for determining whether an equity-linked financial instrument or embedded feature is considered indexed to an entity’s own stock. The consensus establishes a two-step approach as a framework for determining whether an instrument or embedded feature is indexed to an entity’s own stock. The approach includes evaluating (1) the instrument’s contingent exercise provisions, if any, and (2) the instrument’s settlement provisions. Entities that issue financial instruments such as warrants or options on their own shares, convertible debt, convertible preferred stock, forward contracts on their own shares, or market-based employee stock option valuation instruments will be affected by EITF Issue 07-5. The Company adopted EITF Issue 07-5 on January 1, 2009, and there was no material impact to the Company’s financial statements upon adoption.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

Collaboration Revenue

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Collaboration revenue	$16,340	$—

We recorded $16.3 million of amortized collaboration revenue in connection with our Collaboration Agreement with Pfizer for the three months ended March 31, 2009. In October 2008, we received an upfront payment of $225.0 million, which we are amortizing on a straight-line basis over the expected performance period of our deliverables under the Collaboration Agreement. We currently expect this performance period to end in the first quarter of 2012. Further, we are eligible to receive payments of up to $500.0 million upon the attainment of certain development and regulatory milestones plus certain additional undisclosed commercial milestone payments. At present, we are unable to predict the timing or likelihood of such milestone payments, although we do not expect to receive any milestone payments from Pfizer in the year ended December 31, 2009. There were no revenues in the three months ended March 31, 2008.

Research and Development Expense

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Research and development expense	$15,776	$11,956
Percentage increase	32%

The increase in research and development expense of 32% or $3.8 million for the three months ended March 31, 2009 as compared to the comparable period in 2008 was primarily due to an increase in clinical and preclinical study expense of $7.5 million and payroll related costs of $1.8 million, partially offset by a development cost share reimbursement under our Collaboration Agreement with Pfizer of $5.4 million, and other department costs of $0.1 million. The increases in clinical and preclinical study costs, including associated payroll costs, were driven primarily by significant expansions in our clinical development work for both Dimebon and MDV3100, including initiation of our Phase 3 CONCERT trial of Dimebon in combination with Aricept in Alzheimer’s disease, and continuation of our ongoing confirmatory Phase 3 CONNECTION trial of Dimebon in Alzheimer’s disease and our Phase 1-2 clinical trial of MDV3100 in castration-resistant prostate cancer. Research and development headcount increased to 45 employees at March 31, 2009 compared to 24 at March 31, 2008.

Under our Collaboration Agreement with Pfizer, we share certain Dimebon-related development costs in the United States on a 60% Pfizer, 40% Medivation basis. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared development costs. We account for development cost true-up payments as additions to research and development expense when such payments are made by us and as reductions to research and development expense when such payments are made to us. For the three months ended March 31, 2009, the total development cost true-up receivable payable to us is $5.4 million. There were no such payments in the comparable period in 2008.

To date, we have been engaged in two major research and development programs: the development of Dimebon for the treatment of Alzheimer’s disease and Huntington’s disease, and the development of MDV3100 for the treatment of castration-resistant prostate cancer. Other research and development programs consist of preclinical stage programs, primarily our Dimebon analog program. Research and development costs are identified as either directly allocable to one of our research and development programs or as an indirect cost, which are not tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of personnel costs (including both cash costs and non-cash stock-based compensation costs), corporate overhead costs, and other administrative and support costs. The following table summarizes the direct costs attributable to each program and the total indirect costs for each respective period.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Direct Costs:
Dimebon	$6,875	$6,463
MDV3100	2,494	1,907
Other	1,573	464

Total direct costs	10,942	8,835
Indirect costs	4,834	3,121

Total research and development expenses	$15,776	$11,956

We expect our research and development expenses to increase in 2009 and thereafter as we further expand development of Dimebon for the treatment of Alzheimer’s disease and Huntington’s disease, and MDV3100 for the treatment of castration-resistant prostate cancer, and other programs. Our projects or intended projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Selling, general and administrative expense	$6,305	$3,953
Percentage increase	59%

Selling, general and administrative expenses consisted of primarily payroll and related costs associated with corporate administration and executive management, facilities, marketing and medical science personnel, professional services including legal and accounting services, medical education and other administrative costs.

The increase in selling, general and administrative expenses of 59% or $2.4 million in the three months ended March 31, 2009 as compared to the comparable period in 2008 was due primarily to increased payroll and related costs of $1.2 million, professional fees related to audit services, patent and legal services of $0.9 million and other departmental costs of $0.3 million. These increases in selling, general and administrative costs were incurred primarily in support of our expanded research and development work, and our Collaboration Agreement with Pfizer. Selling, general and administrative headcount increased to 27 employees at March 31, 2009 compared to 10 at March 31, 2008.

Under our Collaboration Agreement with Pfizer, we share certain Dimebon-related commercialization costs in the United States, including pre-launch commercialization costs, on a 60% Pfizer, 40% Medivation basis. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared commercialization costs. We account for commercialization cost true-up payments as additions to selling, general and administrative expense when such payments are made by us, and as reductions to selling, general and administrative expense when such payments are made to us. For the three months ended March 31, 2009, total commercialization cost true-up payments payable to us were $0.4 million. There were no such payments in the comparable period in 2008.

We expect total selling, general and administrative expenses to increase in 2009 and thereafter, as those costs tend to move in parallel with our research and development expenses.

Interest Income, net

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Interest income, net	$509	$382
Percentage increase	33%

The increase in net interest income of 33% or $0.1 million in the three months ended March 31, 2009 as compared the comparable period in 2008 was primarily attributable to interest income on higher average cash balances. We received our $225.0 million up-front license fee from Pfizer on October 27, 2008, which resulted in a significant increase to our average cash balance for the three months ended March 31, 2009.

Other Income (Expense), net

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Other income (expense), net	$51	$(1)

The increase in other income (expense), net in the three months ended March 31, 2009 as compared to the comparable period in 2008 was due entirely to recognized gains on foreign exchange payables. There were no such realized gains in the comparable period in 2008. As currency rates change and our international clinical activities increase, we may record income or expense to other income (expense), net related to our clinical vendor payable balances.

Provision for Income Taxes

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Provision for income taxes	$428	$2

The tax provision for the first quarter of 2009 was approximately $428,000. This tax provision expense is mainly due to the net income generated by the recognition for tax purposes of deferred revenue from the Pfizer up-front payment under our Collaboration Agreement, and the nondeductibility of stock-based compensation expense. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on our net deferred tax assets as of March 31, 2009. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. We intend to maintain a full valuation allowance on the United States deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred cumulative net losses of $128.3 million through March 31, 2009, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities. We have not generated any revenue from product sales to date, and we and do not expect to generate product revenue for several years, if ever. In the three months ended March 31, 2009, we generated $16.3 million in collaboration revenue from the Pfizer Collaboration Agreement. All of our operations to date have been funded through the sale of our debt and equity securities, the $225.0 million up-front payment we received from Pfizer on October 27, 2008, and cost-sharing true-up payments from Pfizer. As of March 31, 2009 we had cash, cash equivalents and short-term investments of $200.7 million available to fund operations. Our committed equity line of credit with Azimuth Opportunity, Ltd. of $78.8 million expired on April 1, 2009. Based upon our current expectations, we believe our capital resources at March 31, 2009 will be sufficient to fund our currently planned operations for at least the next twelve months.

Pfizer Collaboration Agreement

In September 2008, we announced a Collaboration Agreement with Pfizer. Under this agreement, we and Pfizer are collaborating on development of Dimebon for Alzheimer’s disease and Huntington’s disease for the United States market, including associated regulatory filings with the FDA. In addition, following FDA approval and launch of Dimebon in the United States, we, at our option, and Pfizer will co-promote Dimebon to specialty physicians in the United States, and Pfizer will promote Dimebon to primary care physicians in the United States.

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

Under the Collaboration Agreement, Pfizer paid us an up-front cash payment of $225.0 million in the fourth quarter of 2008. We are also eligible to receive payments of up to $500.0 million upon the attainment of development and regulatory milestones plus additional milestone payments upon the achievement of certain net sales levels for the product. We and Pfizer will share the costs and expenses of developing and commercializing Dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share, and we and Pfizer will share profits (or losses) resulting from the commercialization of Dimebon in the United States in such proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay us tiered royalties on the aggregate net sales of Dimebon.

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

Cash Flow

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,735)	$(10,339)
Investing activities	(92)	(95)
Financing activities	91	100

Net change in cash and cash equivalents	$(20,736)	$(10,334)

Cash, cash equivalents and short-term investments totaled $200.7 million and $221.4 million at March 31, 2009 and December 31, 2008, respectively. The net decrease in cash, cash equivalents and short-term investments of $20.7 million in the three months ended March 31, 2009 compared the year ended December 31, 2008 was due primarily to cash used in operating activities of $20.7 million.

Operating Activities

Net cash used in operating activities totaled $20.7 million in the three months ended March 31, 2009. Cash used in operating activities during 2009 was primarily driven by our operating expenses of $22.1 million and increases in current assets of $3.4 million, partially offset by non-cash stock-based compensation of $2.6 million and increases in accounts payable and accrued expenses of $2.4 million. The increase in current assets was primarily due to an increase in the cost-share receivable from Pfizer. The increase in accounts payable and accrued expenses was primarily due to an increase in our operating expenses.

Net cash used in operating activities totaled $10.3 million in the three months ended March 31, 2008, and was primarily driven by our net operating loss of $15.5 million and an increase in current and other assets of $1.2 million, offset by non-cash stock-based compensation of $2.1 million and an increase in accounts payable and accrued expenses of $4.2 million.

Investing Activities

Net cash used in investing activities totaled $0.09 million and $0.1 million in the three months ended March 31, 2009 and 2008, respectively, consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities totaled $0.09 million and $0.1 million in the three months ended March 31, 2009 and 2008, respectively, and were primarily due to proceeds from the issuance of common stock related to the exercise of employee stock options.

Commitments and Contingencies

During the three months ended March 31, 2009, there were no material changes to our commitments and contingencies disclosures as set forth under the caption “Commitments and Contingencies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2009, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 at the reasonable assurance level.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and prospects are subject to the following material risks described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K, filed with the SEC on March 16, 2009.

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

*Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed our operations primarily through the sale of our debt and equity securities and from the $225 million up-front payment we received pursuant to our collaboration agreement with Pfizer. We believe that our existing capital resources and interest thereon, including the $225 million up-front payment we received from Pfizer in October 2008, will be sufficient to meet our current operating requirements for at least the next 12 months. However, if we change our development plans, acquire rights to new product candidates or cannot find third party collaborators for our other product candidates, we may need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including without limitation:

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

Because we depend on our management to oversee the execution of development plans for our existing product candidates and to identify and acquire promising new product candidates, the loss of any of our executive officers would harm our business. Our future success depends upon the continued services of our executive officers. We are particularly dependent on the continued services of David Hung, M.D., our president and chief executive officer and a member of our board of directors. Dr. Hung identified all of our existing product candidates for acquisition and has primary responsibility for identifying and evaluating other potential product candidates. We believe that Dr. Hung’s services in this capacity would be difficult to replace. None of our executive officers is bound by an employment agreement for any specific term and they may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our executive officers. The loss of the services of any of our executive officers could delay the development of our existing product candidates and delay or preclude the identification and acquisition of new product candidates, either of which events could harm our business.

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

Positive results in any of our clinical trials, including our first pivotal clinical trial of Dimebon in Alzheimer’s disease, may not be predictive of future clinical trial results. Even where we achieve positive results in clinical trials, including our first pivotal clinical trial of Dimebon in Alzheimer’s disease conducted in Russia, we do not know whether subsequent clinical trials, including the confirmatory Phase 3 pivotal Alzheimer’s disease clinical trial currently underway in the United States, Europe and South America will also generate positive results. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy traits despite having progressed successfully through prior stages of preclinical and clinical testing. In addition, we do not know whether interim results from any of our ongoing clinical trials, including the interim results of our Phase 1-2 clinical trial of MDV3100 in castration-resistant prostate cancer, will be predictive of final results of any such trial.

We are dependent upon our collaborative relationship with Pfizer to further develop, manufacture and commercialize Dimebon. There may be circumstances that delay or prevent Pfizer’s ability to develop, manufacture and commercialize Dimebon. In September 2008, we announced that we had entered into a collaboration agreement with Pfizer for the development, manufacture and commercialization of Dimebon to treat Alzheimer’s disease and Huntington’s disease. We are dependent on Pfizer for developing, manufacturing and commercializing Dimebon. Under the agreement, Pfizer is responsible for development and seeking regulatory approval for, and commercialization of, Dimebon outside the United States, and is responsible for all manufacture of product for both clinical and commercial purposes. In the United States, we and Pfizer are responsible for jointly developing and commercializing Dimebon, and we will share the costs, profits and losses on a 60%/40% basis, with Pfizer assuming the larger share.

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

•

withdrawal of support by Pfizer following the development or acquisition by it of competing products, including advances in the development of competing Alzheimer’s disease development candidates that Pfizer already has in its portfolio, or change of Pfizer corporate strategy;

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

We are dependent on the efforts of and funding by Pfizer for the development of Dimebon. Under the terms of the collaboration agreement, we and Pfizer must agree on any changes to the development plan for Dimebon that is set forth in the collaboration agreement. If we and Pfizer cannot agree, clinical trial progress could be significantly delayed or halted. Subject to certain limitations set forth in the collaboration agreement, Pfizer is generally free to terminate the agreement at its discretion on limited notice to us. If Pfizer terminates its co-funding of Dimebon development, we may be unable to fund the development costs on our own and may be unable to find a new collaborator, which could cause our business to fail. In the event of an uncured material breach of the agreement by us, Pfizer may elect either to terminate the agreement or to keep the agreement in place, but terminate our right to participate in development, commercialization (other than co-promoting Dimebon, which right Pfizer may terminate only if our uncured material breach pertains to our exercise of that right) and other activities for Dimebon, including the joint committees and decision making for Dimebon. If Pfizer terminates our right to participate in such activities, we would be entirely dependent on Pfizer’s actions with respect to the development and commercialization of Dimebon. In addition, under our agreement Pfizer is solely responsible for the development and regulatory approval of Dimebon outside the United States, so we are entirely dependent on Pfizer for the successful completion of those activities.

The financial returns to us, if any, under our collaboration agreement with Pfizer depend in large part on the achievement of development and commercialization milestones, plus a share of any profits from sales in the United States and royalties from sales outside the United States. Therefore, our success, and any associated financial returns to us and our investors, will depend in large part on the performance of Pfizer under the agreement. If Pfizer fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of Dimebon would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason.

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

We will need to hire additional employees in order to complete development of, and co-promote, Dimebon. Any inability to manage future growth could harm our ability to develop and commercialize Dimebon, comply with our obligations under our collaboration agreement with Pfizer, increase our costs and adversely impact our ability to compete effectively. In order to complete development of and co-promote Dimebon with Pfizer, we will need to expand the number of our clinical, commercial and administrative personnel. We will need to hire additional clinical development personnel in order to perform our share of the expanded Phase 3 development program for Dimebon that we and Pfizer announced in November 2008. In addition, should Dimebon receive marketing approval in the United States and should we exercise our co-promotion option, we would need to hire a substantial number of commercial and medical affairs personnel, including field based sales and medical affairs representatives. We would also need to increase our finance and other administrative headcount to support these expanded development and commercialization operations. The competition for qualified personnel in the biotechnology field is intense. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. Should we be unable to do this, we may not be able to comply with our contractual obligations to Pfizer under the collaboration agreement, or to successfully develop or commercialize Dimebon.

We are dependent on Pfizer to manufacture clinical and commercial requirements of Dimebon, which could result in the delay of clinical trials or regulatory approval or lost sales. Under our collaboration agreement with Pfizer, after a transition period Pfizer has the primary right and responsibility to supply Dimebon for clinical trials and all commercial requirements pursuant to a joint manufacturing plan. Consequently, we are, and expect to remain, dependent on Pfizer to manufacture Dimebon. Pfizer may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance, and shortage of qualified personnel. Pfizer may not perform as agreed or may default in its obligations to supply clinical trial supplies and/or commercial product. Pfizer may fail to deliver the required quantities of our products or product candidates on a timely basis. Any such failure by Pfizer could delay our future clinical trials and our applications for regulatory approval, or could impair our ability to meet the market demand for Dimebon and therefore result in decreased sales. If Pfizer does not adequately perform, we may be forced to incur additional expenses, delays, or both, to arrange for other third parties to manufacture products on our behalf, as we do not have any internal manufacturing capabilities.

*If Pfizer’s business strategy changes, it may adversely affect our collaborative relationship. Pfizer may change its business strategy. Decisions by Pfizer to either reduce or eliminate its participation in the Alzheimer’s field, to emphasize other competitive agents currently in its portfolio at the expense of Dimebon, or to add additional competitive agents to its portfolio, could reduce its financial incentive to continue to develop, seek regulatory approval for, or commercialize Dimebon. For example, in January 2009, Pfizer signed an agreement to merge with Wyeth which is co-developing an Alzheimer’s disease product candidate that, like Dimebon, is currently in Phase 3 development. A change in Pfizer’s business strategy may adversely affect activities under our collaboration agreement with Pfizer, which could cause significant delays and funding shortfalls impacting the activities under the collaboration and seriously harming our business.

Our industry is highly regulated by the FDA, and comparable foreign regulatory agencies. We must comply with extensive, strictly enforced regulatory requirements in order to develop and obtain marketing approval for any of our product candidates. Before we, Pfizer or our potential future partners can obtain regulatory approval for the sale of our product candidates, our product candidates must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. The preclinical and clinical trials of any product candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. We will be required to obtain and maintain an effective investigational new drug application to commence human clinical trials in the United States and must obtain and maintain additional regulatory approvals before proceeding to successive phases of our clinical trials. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or medical device and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed or halted due to any of the following:

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

If our product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices and other applicable regulatory standards, they will not be commercially successful. All pharmaceutical and medical device products in the United States, Europe and other countries must be manufactured in strict compliance with current good manufacturing practices, or cGMP, and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical and medical device products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We face the risk that our contract manufacturers may have interruptions in raw material supplies, be unable to comply with strictly enforced regulatory requirements, or for other reasons beyond their or our control, be unable to complete their manufacturing responsibilities on time, on budget, or at all. Under our collaboration agreement with Pfizer, Pfizer is responsible for all manufacture of Dimebon for both clinical and commercial purposes, but we cannot guarantee that Pfizer will be able to manufacture Dimebon in a timely manner or at all. Furthermore, neither Dimebon nor MDV3100 has been manufactured at commercial-scale under cGMP-compliant conditions. We thus cannot guarantee that commercial-scale cGMP manufacture of Dimebon and/or MDV3100 will be possible, on a cost-effective basis or at all, which would materially and adversely affect the value of these programs.

*Any of our product development candidates that receive marketing approval will face significant competition from other approved products, including generic products and products with more convenient dosing regimens, and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four branded drugs and one generic drug currently marketed to treat Alzheimer’s disease. These drugs are all dosed once or twice per day, while Dimebon was dosed three times per day in our first pivotal clinical trial and is being dosed three times per day in all of our ongoing and planned Phase 3 trials. This difference in dosing regimen may make Dimebon less competitive than alternative Alzheimer’s disease drugs if Dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, one of the four branded Alzheimer’s disease drugs has already lost patent protection, and the other three branded drugs are expected to lose patent protection between 2010 and 2015. Such loss of patent protection typically results in the entry of generic competition for, and significant reductions in the commercial pricing of, those approved drugs. A generic version of one Alzheimer’s disease drug received FDA marketing approval in 2008. This development would put significant competitive pressure on the prices we or our potential partners could charge for Dimebon should it ever be approved. Companies marketing currently approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Novartis AG and Johnson & Johnson. Pfizer also already markets a currently approved Alzheimer’s disease drug. In addition, in January 2009, Pfizer signed an agreement to merge with Wyeth which is co-developing an Alzheimer’s disease product candidate that, like Dimebon, is currently in Phase 3 development. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and CRPC, including compounds already in Phase 3 clinical trials and one compound for which positive Phase 3 results in CRPC were reported in April 2009. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we, Pfizer or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

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

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Further, changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property rights. Accordingly, we cannot predict the breadth of claims that may be granted or enforced for our patents or for third-party patents that we have licensed. For example:

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

We could become subject to litigation or other challenges regarding intellectual property rights, which could divert management attention, cause us to incur significant costs, prevent us from selling or using the challenged technology and/or subject us to competition by lower priced generic products. In recent years, there has been significant litigation in the United States and elsewhere involving pharmaceutical patents and other intellectual property rights. In particular, generic pharmaceutical manufacturers have been very aggressive in challenging the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. If any of our present or future product candidates succeed, we may face similar challenges to our existing or future patents. For example, in the prosecution of our issued United States patents claiming the use of Dimebon and certain related compounds to treat neurodegenerative diseases, including Alzheimer’s disease, the prior owners missed a filing deadline with the U.S. Patent & Trademark Office, or PTO, which resulted in the patent application being deemed abandoned. The prior owners petitioned the PTO to revive the patent application alleging that missing the deadline was unintentional and the PTO approved the petition and issued the patent. However, as with any other decision the PTO makes, this decision could be challenged in subsequent litigation in an attempt to invalidate this issued United States patent and any other United States patent that may issue based on the same patent application. If a generic pharmaceutical company or other third party were able to successfully invalidate any of our present or future patents, any of our product candidates that may ultimately receive marketing approval could face additional competition from lower priced generic products that would result in significant price and revenue erosion and have a significantly negative impact on the commercial viability of the affected product candidate(s).

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

EXHIBIT NO.	DESCRIPTION

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the year ended December 31, 2007).

3.2	Amended and Restated Bylaws of Medivation, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 16, 2009).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

10.11*	Change of Control Severance Benefits Agreement, dated as of February 2, 2009, between Medivation, Inc. and David Hung, M.D. (incorporated by reference to Exhibit 10.11 to the Annual report on Form 10-K filed on March 16, 2009).

10.12*	Severance Benefits Agreement, dated as of February 9, 2009, between Medivation, Inc. and Rohan Palekar (incorporated by reference to Exhibit 10.12 to the Annual report on Form 10-K filed on March 16, 2009).

10.13*	Form of Medivation, Inc. Change of Control Severance Benefits Agreement (incorporated by reference to Exhibit 10.13 to the Annual report on Form 10-K filed on March 16, 2009).

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIVATION, INC.

Date: May 11, 2009	By:	/s/ C. PATRICK MACHADO
	Name:	C. Patrick Machado
	Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the year ended December 31, 2007).

3.2	Amended and Restated Bylaws of Medivation, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 16, 2009).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

10.11*	Change of Control Severance Benefits Agreement, dated as of February 2, 2009, between Medivation, Inc. and David Hung, M.D. (incorporated by reference to Exhibit 10.11 to the Annual report on Form 10-K filed on March 16, 2009).

10.12*	Severance Benefits Agreement, dated as of February 9, 2009, between Medivation, Inc. and Rohan Palekar (incorporated by reference to Exhibit 10.12 to the Annual report on Form 10-K filed on March 16, 2009).

10.13*	Form of Medivation, Inc. Change of Control Severance Benefits Agreement (incorporated by reference to Exhibit 10.13 to the Annual report on Form 10-K filed on March 16, 2009).

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.