Form 10-Q
period 2009-06-30
MEDIVATION, INC.
filed 2009-08-05
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2009, 33,468,953 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

MEDIVATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$29,990	$71,454
Short-term investments	207,711	149,968
Receivable from collaboration partner	6,177	3,522
Prepaid expenses and other current assets	5,902	1,957

Total current assets	249,780	226,901

Property and equipment, net	952	768
Restricted cash	843	843
Intellectual property, net	51	54
Other non-current assets	709	706

Total assets	$252,335	$229,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,491	$7,166
Accrued expenses	10,525	5,772
Deferred revenue	65,361	64,286
Other current liabilities	112	93

Total current liabilities	81,489	77,317

Deferred revenue, net of current	114,381	148,137
Other non-current liabilities	395	399
Series A redeemable preferred stock	11	11

Total liabilities	196,276	225,864

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; issued and outstanding 33,359,540 shares at June 30, 2009 and 30,088,390 at December 31, 2008	334	301
Additional paid-in capital	192,918	125,074
Accumulated other comprehensive income/(loss)	(1)	693
Accumulated deficit	(137,192)	(122,660)

Total stockholders’ equity	56,059	3,408

Total liabilities and stockholders’ equity	$252,335	$229,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Collaboration revenue	$16,340	$—	$32,680	$—

Operating expenses:
Research and development	17,545	14,258	33,321	26,214
Selling, general and administrative	6,611	4,457	12,916	8,410

Total operating expenses	24,156	18,715	46,237	34,624

Loss from operations	(7,816)	(18,715)	(13,557)	(34,624)
Other income (expense):
Interest income	305	182	814	564
Other income (expense), net	(148)	(10)	(97)	(11)

Total other income	157	172	717	553

Loss before provision for income taxes	(7,659)	(18,543)	(12,840)	(34,071)
Provision for income taxes	1,264	—	1,692	2

Net loss	$(8,923)	$(18,543)	$(14,532)	$(34,073)

Basic and diluted net loss per share	$(0.29)	$(0.64)	$(0.47)	$(1.18)

Weighted average common shares used in the calculation of basic and diluted net loss per share	31,154	28,943	30,632	28,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,532)	$(34,073)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133	88
Accretion of discount on securities	(786)	—
Stock-based compensation	5,130	4,190
Changes in operating assets and liabilities:
Receivable from collaboration partner	(2,655)	—
Prepaid expenses and other current assets	(3,739)	(1,330)
Other assets	(3)	(654)
Accounts payable	(1,848)	2,142
Accrued expenses	4,645	4,883
Other current liabilities	19	12
Deferred revenue	(32,680)	—
Other non-current liabilities	(4)	(42)

Net cash used in operating activities	(46,320)	(24,784)

Cash flows from investing activities:
Purchase of short-term investments	(207,651)	—
Maturities of short-term investments	150,000	—
Purchase of property and equipment	(315)	(136)

Net cash used in investing activities	(57,966)	(136)

Cash flows from financing activities:
Net proceeds from issuance of common stock	62,372	14,958
Stock option exercises	450	138

Net cash provided by financing activities	62,822	15,096

Net decrease in cash and cash equivalents	(41,464)	(9,824)
Cash and cash equivalents at beginning of period	71,454	43,258

Cash and cash equivalents at end of period	$29,990	$33,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Medivation, Inc. (the “Company”) is a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. The Company’s current lead clinical candidates are directed at treating Alzheimer’s disease, Huntington disease and castration-resistant prostate cancer. The Company’s Alzheimer’s and Huntington disease programs are partnered with Pfizer Inc., or Pfizer, and its prostate cancer program remains unpartnered. With Pfizer, the Company is conducting a broad clinical development program for its investigational drug dimebon (latrepirdine), including a pivotal and confirmatory Phase 3 trial in patients with mild-to-moderate Alzheimer’s disease, a Phase 3 trial in mild-to-moderate Alzheimer’s disease patients who are taking Aricept®, the leading approved Alzheimer’s disease medication, a Phase 3 safety study in patients with mild-to-moderate Alzheimer’s disease, which is designed to fully populate the safety database to give the Company the option for an earlier-than-planned filing of its initial marketing application should the Company and Pfizer elect to pursue that option, and a Phase 3 trial in Huntington disease. The Company’s development program also includes two additional Phase 3 trials in moderate-to-severe Alzheimer’s disease scheduled to begin this year. In addition, the Company is conducting a Phase 1-2 clinical trial of MDV3100 in patients with castration-resistant (also known as hormone-refractory) prostate cancer, and plans to begin a Phase 3 trial this year.

In September 2008, the Company announced a Collaboration Agreement with Pfizer, which became effective on October 21, 2008. Under the terms of the agreement, the Company and Pfizer will develop and commercialize dimebon, the Company’s investigational drug for treatment of Alzheimer’s disease and Huntington disease. The Company and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60% Pfizer/40% Medivation basis, and will share profits (or losses) resulting from commercialization of dimebon in the United States in the same proportions. Outside the United States, Pfizer will bear all development and commercialization costs, and will pay the Company tiered royalties on aggregate net sales of dimebon. In October 2008, the Company received a non-refundable, up-front cash payment of $225.0 million pursuant to its Collaboration Agreement with Pfizer.

During the six-month period ended June 30, 2009, the Company recognized $32.7 million in collaboration revenue attributable to its up-front payment from Pfizer. The Company has funded its operations primarily through private and public offerings of its common stock, and from the up-front payment and cost-sharing payments from its Collaboration Agreement with Pfizer. As of June 30, 2009, the Company had an accumulated deficit of $137.2 million and expects to incur substantial and increasing additional losses in the future as it expands research and development activities on the Company’s existing, and potential future, programs.

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

In connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165, Subsequent Events, the Company evaluated subsequent events for recognition or disclosure after the balance sheet date of June 30, 2009 through August 5, 2009, which is the date that the financial statements were issued.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect SFAS 168 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No.165, Subsequent Events (“SFAS 165”). SFAS 165 establishes requirements for subsequent events. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company adopted this statement in the current period. The application of SFAS No. 165 did not have an impact on its consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position amends FASB Statement No. 157, Disclosures About Fair Value Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FASB Staff Position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FASB Staff Position is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard in the current period.

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Disclosures About Fair Value Instruments, when the volume and level of activity for the asset or liability have significantly decreased. This FASB Staff Position also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The application of SFAS 157-4 did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement is effective for periods ending after June 15, 2009. The application of SFAS 115-2 and SFAS 124-2 did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB ratified Emerging Issues Task Force, or EITF, Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, to provide guidance for determining whether an equity-linked financial instrument or embedded feature is considered indexed to an entity’s own stock. The consensus establishes a two-step approach as a framework for determining whether an instrument or embedded feature is indexed to an entity’s own stock. The approach includes evaluating (1) the instrument’s contingent exercise provisions, if any, and (2) the instrument’s settlement provisions. Entities that issue financial instruments such as warrants or options on their own shares, convertible debt, convertible preferred stock, forward contracts on their own shares, or market-based employee stock option valuation instruments will be affected by EITF Issue 07-5. EITF Issue 07-5 was adopted January 1, 2009, and there was no material impact to the Company’s financial statements upon adoption.

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

NOTE 2 — COLLABORATION AGREEMENT

In September 2008, the Company announced a Collaboration Agreement with Pfizer. Under this agreement, the Company and Pfizer are collaborating on development of dimebon (latrepirdine) for Alzheimer’s disease and Huntington disease for the United States market, including associated regulatory filings with the FDA. In addition, following FDA approval and launch of dimebon in the United States, the Company, at the Company’s option, and Pfizer will co-promote dimebon to specialty physicians in the United States, and Pfizer will promote dimebon to primary care physicians in the United States. Pfizer is responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States. After a period of transition from the Company’s contract manufacturers to Pfizer, Pfizer will be responsible for all manufacture of dimebon for both clinical and commercial purposes. Both the Company and Pfizer have agreed not to commercialize for the treatment of specified indications any other products directed to the same primary molecular target as dimebon for a specified time period, subject to certain exceptions.

Under the Collaboration Agreement, Pfizer paid the Company an up-front cash payment of $225.0 million in the fourth quarter of 2008. This payment was recorded to deferred revenue, which the Company is amortizing on a straight-line basis over the expected performance period of the Company’s deliverables under the Collaboration Agreement. Management currently expects this performance period to end in the first quarter of 2012. The Company recorded $16.3 million and $32.7 million of amortized collaboration revenue in the three and six months ended June 30, 2009, respectively. At June 30, 2009, a remaining balance of $179.7 million of the up-front payment was recorded in deferred revenue. There were no revenues recorded in the three and six months ended June 30, 2008.

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

For the three months ended June 30, 2009, the Company recorded development cost and commercialization cost true-up payments receivable from Pfizer of $5.8 million and $0.4 million, respectively, and corresponding reductions in research and development expense and selling, general and administrative expense.

For the six months ended June 30, 2009, the Company recorded development cost and commercialization cost true-up payments receivable from Pfizer of $11.2 million and $0.8 million, respectively, and corresponding reductions in research and development expense and selling, general and administrative expense.

NOTE 3 — BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similarly to basic net loss per share, except that the denominator is increased to include all dilutive potential common shares, including outstanding options, warrants and common stock subject to repurchase. Potentially dilutive common shares have been excluded from the diluted loss per common share computations in all periods presented because such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted average number of total common shares outstanding for basic and diluted net loss per share data. At June 30, 2009 and 2008 these potentially dilutive securities were as follows (in thousands):

	June 30,
	2009	2008
Outstanding options	4,926	4,000
Outstanding warrants	316	322
Outstanding restricted shares	16	30

Total	5,258	4,352

NOTE 4 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss adjusted for changes in market values of securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	June 30,
	2009	2008
	(In thousands)
Net loss	$(14,532)	$(34,073)
Change in unrealized gain/(loss) on securities available-for-sale	(694)	—

Total comprehensive loss	$(15,226)	$(34,073)

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

The following table summarizes stock option activity for the six months ended June 30, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2008	4,855,905	$12.81
Granted	177,700	$19.94
Exercised	(94,484)	$6.95
Forfeited	(13,337)	$17.77

Outstanding at June 30, 2009	4,925,784	$13.17	7.74	$45.9

Exercisable/vested at June 30, 2009	2,454,302	$8.46	6.76	$34.2

The following table summarizes information about restricted stock unit activity for the six months ended June 30, 2009:

Restricted Stock Awards:	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2008	30,000	$15.71
Granted	—	$—
Vested	(14,166)	$15.71
Cancelled	—	$—

Balance at June 30, 2009	15,834	$15.71	1.54	$0.4

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payments. The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. The Company does not have sufficient history of exercise behavior to develop estimates of expected term since as of June 30, 2009 only six percent of the options it has issued since inception had been exercised. Accordingly, the Company uses the simplified method of estimating option term provided for in the Commission’s Staff Accounting Bulletins 107 and 110 for options granted to employees and directors, which results in an estimated option term of six years. For consultant options, the Company uses an estimated option term of four years, which is equal to the period required for the options to vest in full. As the Company gathers more history regarding its option exercise pattern, and as information regarding the option exercise pattern of comparable companies in its industry becomes publicly available, it will review these estimates and revise them as appropriate. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense.

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

Total stock-based compensation recognized by the Company in the three and six months ended June 30, 2009 and 2008 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Research and development expense	$1,295	$889	$2,709	$1,815
Selling, general and administrative expense	1,200	1,164	2,421	2,375

Total stock-based compensation expense	$2,495	$2,053	$5,130	$4,190

Unearned stock-based compensation attributable to employee and director awards totaled $24.5 million at June 30, 2009 and will be recognized as expense over a weighted-average period of 2.6 years.

NOTE 6 — SHORT-TERM INVESTMENTS

As of June 30, 2009, the amortized cost, gross unrealized loss, and estimated fair value for available-for-sale securities, consisting solely of United States treasury notes maturing in September 2009, November 2009, December 2009 and February 2010, was $207.7 million, $1,000 and $207.7 million, respectively. As of December 31, 2008, the amortized cost, gross unrealized gain, and estimated fair value for available-for-sale securities, consisting solely of United States treasury notes maturing in April and June 2009, was $149.3 million, $0.7 million and $150.0 million, respectively.

NOTE 7 — FAIR VALUE DISCLOSURES

As of June 30, 2009, the Company had cash and cash equivalents of $30.0 million and short-term investments of $207.7 million. Short-term investments at June 30, 2009 consisted solely of United States treasury notes. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices in active markets for identical assets. The following table presents the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair value	Fair value measurements using
	June 30, 2009	Level 1	Level 2	Level 3
Assets
Cash equivalents	$29,990	$29,990	$—	$—
Short-term Investments	207,711	207,711	—	—
Restricted cash	843	843	—	—

Total assets	$238,544	$238,544	$—	$—

NOTE 8 — ACCRUED EXPENSES

At June 30, 2009 and December 31, 2008, accrued expenses consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Payroll and payroll related	$2,026	$260
Preclinical and clinical trials	7,350	4,979
Other	1,149	533

Total accrued expenses	$10,525	$5,772

NOTE 9 — INCOME TAXES

The Company’s tax provision for the three and six months ended June 30, 2009 was $1.3 million and $1.7 million. The June 30, 2009 tax provision expense differs from the expected rate because the Company is required to accelerate revenue related to the Pfizer up-front payment the Company received in 2008 for income tax purposes, while such revenue is deferred for financial statement purposes. This acceleration of revenue brings the Company to a profit for tax purposes. For federal purposes, the Company has fully offset taxable income with net operating loss carryforwards. California has suspended the utilization of net operating loss carryforwards for the tax years 2008 and 2009. The Company therefore expects a tax provision for 2009.

The Company maintained a full valuation allowance on the net deferred tax assets as of June 30, 2009. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

NOTE 10 — THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

Medivation Neurology, Inc.

At June 30, 2009, the Company owned all of the issued and outstanding stock of its operating subsidiary Medivation Neurology, Inc., or MNI, and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

Medivation Prostate Therapeutics, Inc.

At June 30, 2009, the Company owned all of the issued and outstanding stock of its operating subsidiary Medivation Prostate Therapeutics, Inc., or MPT, and is entitled to receive one additional share for each dollar that the Company invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its common stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan, or the MPT Plan. At June 30, 2009, one option was outstanding under the MPT Plan. This option, which was issued to the licensor of MDV3100, is exercisable without cash payment for 150,000 shares of MPT common stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events, including a sale of MPT, a public offering of MPT’s common stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. In accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, no expense will be recognized with respect to this option unless and until such a liquidity event occurs.

NOTE 11 — COMMON STOCK OFFERING

In June 2009, the Company sold 3,162,500 shares of its common stock at $19.74 per share, net of underwriting discount, in an underwritten public offering pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The Company received cash proceeds, net of underwriting discounts, of approximately $62.4 million from this public offering. The issuance costs related to this offering amounted to $0.3 million, of which $0.1 million was paid during the three-month period ended June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 16, 2009. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability to successfully complete clinical and preclinical trials for our product candidates, (2) our ability to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain corporate partners and maintain our relationship with Pfizer and any new corporate partners, (6) our ability, whether alone or with corporate partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, any of the assumptions could be inaccurate, and therefore we cannot be certain that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company

We are a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. Our current lead clinical candidates are directed at treating Alzheimer’s disease, Huntington disease and castration-resistant prostate cancer. Our Alzheimer’s and Huntington disease programs are partnered with Pfizer Inc., or Pfizer, and our prostate cancer program remains unpartnered. With Pfizer, we are conducting a broad clinical development program for our investigational drug dimebon (latrepirdine), including a pivotal and confirmatory Phase 3 trial in patients with mild-to-moderate Alzheimer’s disease, a Phase 3 trial in mild-to-moderate Alzheimer’s disease patients who are taking Aricept®, the leading approved Alzheimer’s disease medication, a Phase 3 safety study in patients with mild-to-moderate Alzheimer’s disease, which is designed to fully populate the safety database to give us the option for an earlier-than-planned filing of our initial marketing application should we and Pfizer elect to pursue that option, and a Phase 3 trial in Huntington disease. Our development program also includes two additional Phase 3 trials in moderate-to-severe Alzheimer’s disease scheduled to begin this year. In addition, we are conducting a Phase 1-2 clinical trial of MDV3100 in patients with castration-resistant (also known as hormone-refractory) prostate cancer, and plan to begin a Phase 3 trial this year.

In September 2008, we announced a Collaboration Agreement with Pfizer, which became effective on October 21, 2008. Under the terms of the agreement, we and Pfizer will develop and commercialize dimebon, our investigational drug for the treatment of Alzheimer’s disease and Huntington disease. We and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60% Pfizer/40% Medivation basis, and will share profits (or losses) resulting from commercialization of dimebon in the United States in the same proportions. Outside the United States, Pfizer will bear all development and commercialization costs, and will pay us tiered royalties on aggregate net sales of dimebon. In October 2008, we received a non-refundable, up-front cash payment of $225.0 million pursuant to our Collaboration Agreement with Pfizer.

During the six-month period ended June 30, 2009, we recognized $32.7 million in collaboration revenue attributable to our up-front payment from Pfizer. We have funded our operations primarily through private and public offerings of our common stock, and from the up-front payment and cost-sharing payments from our Collaboration Agreement with Pfizer. As of June 30, 2009, we had an accumulated deficit of $137.2 million and we expect to incur substantial and increasing additional losses in the future as we expand research and development activities on our existing, and potential future, programs.

Our Pipeline

Dimebon (latrepirdine) in Alzheimer’s Disease and Huntington Disease

Our lead product candidate, dimebon (latrepirdine), has successfully completed the first of two pivotal clinical trials required to seek marketing approval from the U.S. Food and Drug Administration, or FDA, in the United States for mild-to-moderate Alzheimer’s disease. In January 2008, the FDA informed us that this study can be used as one of the pivotal studies required to support the approval of dimebon to treat mild-to-moderate Alzheimer’s disease, as long as a significant proportion of the sites in the confirmatory Phase 3 trial are located in the United States. However, as is typically the case at this stage of the regulatory review process, the FDA has not yet performed an in-depth review of our preclinical and clinical data, so its views remain subject to change. We began our confirmatory pivotal Phase 3 Alzheimer’s disease trial in the second quarter of 2008, and completed enrollment in that trial in June 2009. We have also successfully completed a Phase 2 clinical trial of dimebon in patients with mild-to-moderate Huntington disease, the top-line results of which we reported in July 2008. In preclinical experiments, dimebon has been shown to inhibit the death of brain cells, or neurons, in vitro in preclinical models relevant to Alzheimer’s disease and Huntington disease, making it a potential novel treatment for these neurodegenerative diseases. Based on data generated in independent third party laboratories, we believe that dimebon operates through a potential novel mitochondrial mechanism of action.

MDV3100 in Castration-Resistant Prostate Cancer

In March 2009, we received permission from the FDA to begin a Phase 3 clinical trial of our proprietary compound MDV3100 in patients with castration-resistant prostate cancer, or CRPC. We plan to begin enrollment in that trial in 2009. MDV3100 is the lead clinical development candidate from a library of approximately 170 small molecules licensed by our subsidiary, Medivation Prostate Therapeutics, Inc. These molecules were rationally designed to treat CRPC by modulating the androgen receptor, or AR, in a different manner from currently approved AR antagonist drugs, which generally are ineffective in treating prostate cancers that have become castration-resistant.

New Product Candidates

We remain actively engaged in identifying new product candidates, both internally and externally, to further expand our pipeline of product candidates.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect SFAS 168 to have a material effect on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No.165, Subsequent Events (“SFAS 165”). SFAS 165 establishes requirements for subsequent events. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. We adopted this statement in the current period. The application of SFAS No. 165 did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position SFAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position amends FASB Statement No. 157, Disclosures About Fair Value Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FASB Staff Position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FASB Staff Position is effective for interim and annual periods ending after June 15, 2009. We adopted this standard in the current period.

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Disclosures About Fair Value Instruments, when the volume and level of activity for the asset or liability have significantly decreased. This FASB Staff Position also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The application of SFAS 157-4 did not have an impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This pronouncement is effective for periods ending after June 15, 2009. The application of SFAS 115-2 and SFAS 124-2 did not have an impact on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified Emerging Issues Task Force, or EITF, Issue 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, to provide guidance for determining whether an equity-linked financial instrument or embedded feature is considered indexed to an entity’s own stock. The consensus establishes a two-step approach as a framework for determining whether an instrument or embedded feature is indexed to an entity’s own stock. The approach includes evaluating (1) the instrument’s contingent exercise provisions, if any, and (2) the instrument’s settlement provisions. Entities that issue financial instruments such as warrants or options on their own shares, convertible debt, convertible preferred stock, forward contracts on their own shares, or market-based employee stock option valuation instruments will be affected by EITF Issue 07-5. EITF Issue 07-5 was adopted January 1, 2009, and there was no material impact to our financial statements upon adoption.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year, effective for fiscal years beginning after November 15, 2008, as it relates to non-financial assets and liabilities. The implementation of this standard did not have an impact on our consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2009 and 2008

Collaboration Revenue

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Collaboration revenue	$16,340	$—

We recorded $16.3 million of amortized collaboration revenue in connection with our Collaboration Agreement with Pfizer for the three months ended June 30, 2009. In October 2008, we received an upfront payment of $225.0 million, which we are amortizing on a straight-line basis over the expected performance period of our deliverables under the Collaboration Agreement. We currently expect this performance period to end in the first quarter of 2012. There were no revenues in the three months ended June 30, 2008.

Research and Development Expense

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Research and development expense	$17,545	$14,258
Percentage increase	23%

The increase in research and development expense of 23% or $3.3 million for the three months ended June 30, 2009 as compared to the comparable period in 2008 was primarily due to an increase in clinical and preclinical study expense of $7.1 million, payroll related costs of $1.8 million and other department costs of $0.2 million, partially offset by a development cost share reimbursement under our Collaboration Agreement with Pfizer of $5.8 million. The increases in clinical and preclinical study costs, including associated payroll costs, were driven primarily by significant expansions in our clinical development work for both dimebon and MDV3100, including initiation of our Phase 3 CONCERT trial of dimebon in combination with Aricept in Alzheimer’s disease, and the continuation of our ongoing confirmatory Phase 3 CONNECTION trial of dimebon in Alzheimer’s disease and our Phase 1-2 clinical trial of MDV3100 in castration-resistant prostate cancer. Research and development headcount increased to 52 employees at June 30, 2009 compared to 27 at June 30, 2008.

Under our Collaboration Agreement with Pfizer, we share certain dimebon-related development costs in the United States on a 60% Pfizer, 40% Medivation basis. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared development costs. We account for development cost true-up payments as additions to research and development expense when such payments are made by us and as reductions to research and development expense when such payments are made to us. For the three months ended June 30, 2009, the total development cost true-up payment payable to us was $5.8 million. There was no such payment in the comparable period in 2008.

To date, we have been engaged in two major research and development programs: the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease, and the development of MDV3100 for the treatment of castration-resistant prostate cancer. Other research and development programs consist of preclinical stage programs, primarily our dimebon analog program. Research and development costs are identified as either directly allocable to one of our research and development programs or as an indirect cost, which are not tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of personnel costs (including both cash costs and non-cash stock-based compensation costs), corporate overhead costs, and other administrative and support costs. The following table summarizes the direct costs attributable to each program and the total indirect costs for each respective period.

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Direct costs:
Dimebon (latrepirdine)	$8,589	$8,187
MDV3100	2,631	1,860
Other	1,235	1,082

Total direct costs	12,455	11,129
Indirect costs	5,090	3,129

Total research and development expenses	$17,545	$14,258

We expect our research and development expenses to increase in 2009 and thereafter as we further expand development of dimebon for the treatment of Alzheimer’s disease and Huntington disease, and MDV3100 for the treatment of castration-resistant prostate cancer, and other programs. Our projects or intended projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Selling, general and administrative expense	$6,611	$4,457
Percentage increase	48%

Selling, general and administrative expenses consisted of primarily payroll and related costs associated with corporate administration and executive management, facilities, marketing and medical science personnel, professional services including legal, intellectual property and accounting services, medical education and other administrative costs.

The increase in selling, general and administrative expenses of 48% or $2.2 million in the three months ended June 30, 2009 as compared to the comparable period in 2008 was due primarily to increased payroll and related costs of $1.1 million, marketing related expenses of $1.1 million, professional fees related to audit services, patent and legal services of $0.2 million and other departmental costs of $0.2 million, partially offset by a commercial cost share reimbursement under our Collaboration Agreement with Pfizer of $0.4 million. These increases in selling, general and administrative costs were incurred primarily in support of our expanded research and development work, and our Collaboration Agreement with Pfizer. Selling, general and administrative headcount increased to 31 employees at June 30, 2009 compared to 13 at June 30, 2008.

Under our Collaboration Agreement with Pfizer, we share certain dimebon-related commercialization costs in the United States, including pre-launch commercialization costs, on a 60% Pfizer, 40% Medivation basis. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared commercialization costs. We account for commercialization cost true-up payments as additions to selling, general and administrative expense when such payments are made by us and as reductions to selling, general and administrative expense when such payments are made to us. For the three months ended June 30, 2009, the total commercialization cost true-up payment payable to us was $0.4 million. There was no such payment in the comparable period in 2008.

We expect total selling, general and administrative expenses to increase in 2009 and thereafter, as we continue to grow our business.

Interest Income

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Interest income	$305	$182
Percentage increase	68%

The increase in net interest income of 68% or $0.1 million in the three months ended June 30, 2009 as compared the comparable period in 2008 was primarily attributable to interest income on higher average cash balances. We received our $225.0 million up-front license fee from Pfizer in October 2008, and $62.4 million from the sale of common stock in June 2009, which resulted in a significant increase to our average cash balance for the three months ended June 30, 2009.

Other Income (Expense), net

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Other income (expense), net	$(148)	$(10)

The decrease in other income (expense), net in the three months ended June 30, 2009 as compared to the comparable period in 2008 was due entirely to recognized losses on foreign exchange payables. Amounts in the comparable period in 2008 were also due to recognized losses on foreign exchange payables. As currency rates change and our international clinical activities increase, we may record income or expense to other income (expense), net related to our clinical vendor payable balances.

Provision for Income Taxes

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Provision for income taxes	$1,264	$—

The tax provision for the second quarter of 2009 was approximately $1.3 million. This tax expense was mainly due to the net income generated by the recognition for tax purposes of deferred revenue from the Pfizer up-front payment under our Collaboration Agreement, and the suspension by the State of California of net operating loss carryforwards for the 2009 tax year. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on our net deferred tax assets as of June 30, 2009. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. We intend to maintain a full valuation allowance on the United States deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Six Months Ended June 30, 2009 and 2008

Collaboration Revenue

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Collaboration revenue	$32,680	$—

We recorded $32.7 million of amortized collaboration revenue in connection with our Collaboration Agreement with Pfizer for the six months ended June 30, 2009. In October 2008, we received an upfront payment of $225.0 million, which we are amortizing on a straight-line basis over the expected performance period of our deliverables under the Collaboration Agreement. We currently expect this performance period to end in the first quarter of 2012. There were no revenues in the six months ended June 30, 2008.

Research and Development Expense

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Research and development expense	$33,321	$26,214
Percentage increase	27%

The increase in research and development expense of 27% or $7.1 million for the six months ended June 30, 2009 as compared to the comparable period in 2008 was primarily due to an increase in clinical and preclinical study expense of $14.6 million and payroll related costs of $3.7 million, partially offset by a development cost share reimbursement under our Collaboration Agreement with Pfizer of $11.2 million. The increases in clinical and preclinical study costs, including associated payroll costs, were driven primarily by significant expansions in our clinical development work for both dimebon and MDV3100, including initiation of our Phase 3 CONCERT trial of dimebon in combination with Aricept in Alzheimer’s disease, and continuation of our ongoing confirmatory Phase 3 CONNECTION trial of dimebon in Alzheimer’s disease and our Phase 1-2 clinical trial of MDV3100 in castration-resistant prostate cancer. Research and development headcount increased to 52 employees at June 30, 2009 compared to 27 at June 30, 2008.

Under our Collaboration Agreement with Pfizer, we share certain dimebon-related development costs in the United States on a 60% Pfizer, 40% Medivation basis. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared development costs. We account for development cost true-up payments as additions to research and development expense when such payments are made by us and as reductions to research and development expense when such payments are made to us. For the six months ended June 30, 2009, the total development cost true-up payments payable to us were $11.2 million. There were no such payments in the comparable period in 2008.

To date, we have been engaged in two major research and development programs: the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease, and the development of MDV3100 for the treatment of castration-resistant prostate cancer. Other research and development programs consist of preclinical stage programs, primarily our dimebon analog program. Research and development costs are identified as either directly allocable to one of our research and development programs or as an indirect cost, which are not tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of personnel costs (including both cash costs and non-cash stock-based compensation costs), corporate overhead costs, and other administrative and support costs. The following table summarizes the direct costs attributable to each program and the total indirect costs for each respective period.

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Direct costs:
Dimebon (latrepirdine)	$15,464	$14,651
MDV3100	5,125	3,766
Other	2,809	1,547

Total direct costs	23,398	19,964
Indirect costs	9,923	6,250

Total research and development expenses	$33,321	$26,214

Selling, General and Administrative Expense

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Selling, general and administrative expense	$12,916	$8,410
Percentage increase	54%

Selling, general and administrative expenses consisted of primarily payroll and related costs associated with corporate administration and executive management, facilities, marketing and medical science personnel, professional services including legal, intellectual property and accounting services, medical education and other administrative costs.

The increase in selling, general and administrative expenses of 54% or $4.5 million in the six months ended June 30, 2009 as compared to the comparable period in 2008 was due primarily to increased payroll and related costs of $2.3 million, marketing related expenses of $1.4 million, professional fees related to audit services, patent and legal services of $1.1 million, and other departmental costs of $0.5 million, partially offset by a commercial cost share reimbursement under our Collaboration Agreement with Pfizer of $0.8 million. These increases in selling, general and administrative costs were incurred primarily in support of our expanded research and development work, and our Collaboration Agreement with Pfizer. Selling, general and administrative headcount increased to 31 employees at June 30, 2009 compared to 13 at June 30, 2008.

Under our Collaboration Agreement with Pfizer, we share certain dimebon-related commercialization costs in the United States, including pre-launch commercialization costs, on a 60% Pfizer, 40% Medivation basis. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared commercialization costs. We account for commercialization cost true-up payments as additions to selling, general and administrative expense when such payments are made by us, and as reductions to selling, general and administrative expense when such payments are made to us. For the six months ended June 30, 2009, the total commercialization cost true-up payments payable to us were $0.8 million. There were no such payments in the comparable period in 2008.

Interest Income

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Interest income	$814	$564
Percentage increase	44%

The increase in net interest income of 44% or $0.3 million in the six months ended June 30, 2009 as compared the comparable period in 2008 was primarily attributable to interest income on higher average cash balances. We received our $225.0 million up-front license fee from Pfizer in October 2008, and $62.4 million from the sale of common stock in June 2009, which resulted in a significant increase to our average cash balance for the six months ended June 30, 2009.

Other Income (Expense), net

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Other income (expense), net	$(97)	$(11)

The decrease in other income (expense), net in the six months ended June 30, 2009 as compared to the comparable period in 2008 was due entirely to net recognized losses on foreign exchange payables. Amounts in the comparable period in 2008 were also due to recognized losses on foreign exchange payables. As currency rates change and our international clinical activities increase, we may record income or expense to other income (expense), net related to our clinical vendor payable balances.

Provision for Income Taxes

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Provision for income taxes	$1,692	$2

The tax provision for the six months ended June 30, 2009 was approximately $1.7 million. This tax expense was mainly due to the net income generated by the recognition for tax purposes of deferred revenue from the Pfizer up-front payment under our Collaboration Agreement, and the suspension by the State of California of net operating loss carryforwards for the 2009 tax year.

Liquidity and Capital Resources

We have incurred cumulative net losses of $137.2 million through June 30, 2009, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities. We have not generated any revenue from product sales to date, and we do not expect to generate product revenue for several years, if ever. In the six months ended June 30, 2009, we generated $32.7 million in collaboration revenue from the Pfizer Collaboration Agreement. All of our operations to date have been funded through the sale of our debt and equity securities, the $225.0 million up-front payment we received from Pfizer in October 2008, and cost-sharing true-up payments from Pfizer. Further, we are eligible to receive payments of up to $500.0 million upon the attainment of certain development and regulatory milestones plus certain additional undisclosed commercial milestone payments. At present, we are unable to predict the timing or likelihood of such milestone payments, although we do not expect to receive any milestone payments from Pfizer in the year ending December 31, 2009. As of June 30, 2009 we had cash, cash equivalents and short-term investments of $237.7 million available to fund operations. Based upon our current expectations, we believe our capital resources at June 30, 2009 will be sufficient to fund our currently planned operations for at least the next twelve months.

Pfizer Collaboration Agreement

In September 2008, we announced a Collaboration Agreement with Pfizer. Under this agreement, we and Pfizer are collaborating on development of dimebon (latrepirdine) for Alzheimer’s disease and Huntington disease for the United States market, including associated regulatory filings with the FDA. In addition, following FDA approval and launch of dimebon in the United States, we, at our option, and Pfizer will co-promote dimebon to specialty physicians in the United States, and Pfizer will promote dimebon to primary care physicians in the United States.

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

Cash Flow

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$(46,320)	$(24,784)
Investing activities	(57,966)	(136)
Financing activities	62,822	15,096

Net change in cash and cash equivalents	$(41,464)	$(9,824)

Operating Activities

Net cash used in operating activities totaled $46.3 million in the six months ended June 30, 2009, and was primarily driven by our net operating loss of $13.6 million adjusted for $32.7 million in non-cash amortization of our $225.0 million up-front payment from Pfizer. Other components of net cash used in operating activities include increased prepaid expenses and other current assets of $4.3 million, increased receivables from Pfizer of $2.7 million and reduced accounts payable of $1.8 million, partially offset by non-cash stock-based compensation expense of $5.1 million and increased accrued expenses of $4.6 million.

Net cash used in operating activities totaled $24.8 million in the six months ended June 30, 2008, and was primarily driven by our net operating loss of $34.6 million and increased prepaid and other current assets of $1.3 million, partially offset by increased accrued expenses of $4.9 million, non-cash stock-based compensation of $4.2 million and increased accounts payable of $2.1 million.

Investing Activities

Net cash used in investing activities totaled $58.0 million and $0.1 million in the six months ended June 30, 2009 and 2008. Net cash used in investing activities in the first six months of 2009 consisted of net purchases of $57.7 million in short-term investments and purchases of property and equipment of $0.3 million. Cash used in investing activities in the first six months of 2008 consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities totaled $62.8 million and $15.1 million in the six months ended June 30, 2009 and 2008, respectively. Net cash provided by financing activities in the first six months of 2009 consists primarily of the net proceeds of $62.4 million from an underwritten public offering of common stock and $0.5 million in proceeds from the exercise of employee stock options. Net cash provided by financing activities in the first six months of 2008 consists primarily of the net proceeds of $15.0 million from a registered direct offering of common stock and $0.1 million in proceeds from the exercise of employee stock options.

Commitments and Contingencies

During the six months ended June 30, 2009, there were no material changes to our commitments and contingencies disclosures as set forth under the caption “Commitments and Contingencies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended June 30, 2009, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 at the reasonable assurance level.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

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

Risks Related to Our Business

We have incurred net losses since inception, expect to incur increasingly large losses in the future as we expand our development activities and may never achieve sustained revenues or profitability. Our only revenue to date has been collaboration revenue under our collaboration agreement with Pfizer. We have not completed development of any of our product candidates and do not expect that any of our present or future product candidates will be commercially available for a number of years, if at all. We have incurred losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future as we increase our spending to finance clinical and preclinical studies of our existing product candidates, the evaluation, acquisition and development of additional product candidates, additional headcount and the costs associated with operating as a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. We do not know when or if we will ever generate any additional revenue, including any additional collaboration revenue under our collaboration agreement with Pfizer, or become profitable because of the significant uncertainties with respect to our ability to generate product revenue from, and obtain approval from the FDA for, any of our current or future product candidates.

*Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed our operations primarily through the sale of our debt and equity securities, including our June 2009 public offering raising net proceeds of $62.4 million, and from the $225 million up-front payment we received pursuant to our collaboration agreement with Pfizer. As of June 30, 2009 we had cash, cash equivalents and short-term investments of $237.7 million available to fund operations. Based upon our current expectations, we believe our capital resources at June 30, 2009 will be sufficient to fund our currently planned operations for at least the next twelve months. However, if we change our development plans, acquire rights to new product candidates or cannot find third party collaborators for our other product candidates, we may need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including without limitation:

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

*Because we depend on our management to oversee the execution of development plans for our existing product candidates and to identify and acquire promising new product candidates, the loss of any of our executive officers would harm our business. Our future success depends upon the continued services of our executive officers. We are particularly dependent on the continued services of David Hung, M.D., our president and chief executive officer and a member of our board of directors. Dr. Hung identified all of our existing product candidates for acquisition and has primary responsibility for identifying and evaluating other potential product candidates. We believe that Dr. Hung’s services in this capacity would be difficult to replace. None of our executive officers is bound by an employment agreement for any specific term and they may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our executive officers. The loss of the services of any of our executive officers could delay the development of our existing product candidates and delay or preclude the identification and acquisition of new product candidates, either of which events could harm our business.

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

We are dependent upon our collaborative relationship with Pfizer to further develop, manufacture and commercialize dimebon. There may be circumstances that delay or prevent Pfizer’s ability to develop, manufacture and commercialize dimebon. In September 2008, we announced that we had entered into a collaboration agreement with Pfizer for the development, manufacture and commercialization of dimebon to treat Alzheimer’s disease and Huntington disease. We are dependent on Pfizer for developing, manufacturing and commercializing dimebon. Under the agreement, Pfizer is responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States, and is responsible for all manufacture of product for both clinical and commercial purposes. In the United States, we and Pfizer are responsible for jointly developing and commercializing dimebon, and we will share the costs, profits and losses on a 60%/40% basis, with Pfizer assuming the larger share.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Pfizer, including:

•	adverse decisions by Pfizer regarding the amount and timing of resource expenditures for the development and commercialization of dimebon;

•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy;

•	the right of Pfizer to terminate the collaboration agreement with us on limited notice for its convenience;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•

withdrawal of support by Pfizer following the development or acquisition by it of competing products, including advances in the development of competing Alzheimer’s disease development candidates that Pfizer already has in its portfolio, or changes in Pfizer corporate strategy;

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

We are dependent on Pfizer to manufacture clinical and commercial requirements of dimebon, which could result in the delay of clinical trials or regulatory approval or lost sales. Under our collaboration agreement with Pfizer, after a transition period, Pfizer has the primary right and responsibility to supply dimebon for clinical trials and all commercial requirements pursuant to a joint manufacturing plan. Consequently, we are, and expect to remain, dependent on Pfizer to manufacture dimebon. Pfizer may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance, and shortage of qualified personnel. Pfizer may not perform as agreed or may default in its obligations to supply clinical trial supplies and/or commercial product. Pfizer may fail to deliver the required quantities of our products or product candidates on a timely basis. Any such failure by Pfizer could delay our future clinical trials and our applications for regulatory approval, or could impair our ability to meet the market demand for dimebon and therefore result in decreased sales. If Pfizer does not adequately perform, we may be forced to incur additional expenses, delays, or both, to arrange for other third parties to manufacture products on our behalf, as we do not have any internal manufacturing capabilities.

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

Risks Related to Intellectual Property

Intellectual property protection for our product candidates is crucial to our business, and is subject to a significant degree of legal risk — particularly in the life sciences industry. The success of our business will depend in part on our ability to obtain and maintain intellectual property protection — primarily patent protection — of our technologies and product candidates, as well as successfully defending these patents against third-party challenges. We and our collaborators will only be able to protect our technologies and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us or our potential future collaborators to gain or keep our competitive advantage.

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

We held our Annual Meeting of Stockholders on June 26, 2009. The stockholders elected all of our nominees for election to the board of directors to hold office until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified. The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The voting results were as follows:

Election of Directors

Director	For	Withheld
Daniel D. Adams	24,083,866	721,628
Gregory H. Bailey, M.D.	24,084,870	720,624
Kim D. Blickenstaff	24,083,970	721,524
David T. Hung, M.D.	24,504,236	301,258
W. Anthony Vernon	24,074,683	730,811

Ratification of Independent Registered Public Accounting Firm for 2009 Fiscal Year

For	Against	Abstentions	Broker Non-Votes
24,755,465	17,545	32,481	0

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

EXHIBIT NO.	DESCRIPTION
3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the year ended December 31, 2007).

3.2	Amended and Restated Bylaws of Medivation, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Medivation, Inc. for the year ended December 31, 2008).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2009	MEDIVATION, INC.

	By:	/s/ C. PATRICK MACHADO
	Name:	C. Patrick Machado
	Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the year ended December 31, 2007).

3.2	Amended and Restated Bylaws of Medivation, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Medivation, Inc. for the year ended December 31, 2008).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).