Form 10-Q
period 2009-09-30
MEDIVATION, INC.
filed 2009-11-04
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 30, 2009, 33,509,577 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

MEDIVATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$56,502	$71,454
Short-term investments	157,955	149,968
Receivable from collaboration partner	4,218	3,522
Prepaid expenses and other current assets	6,011	1,957

Total current assets	224,686	226,901

Property and equipment, net	1,070	768
Restricted cash	843	843
Intellectual property, net	51	54
Other non-current assets	694	706

Total assets	$227,344	$229,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,447	$7,166
Accrued expenses	12,998	5,772
Deferred revenue	65,361	64,286
Other current liabilities	121	93

Total current liabilities	83,927	77,317

Deferred revenue, net of current	98,041	148,137
Other non-current liabilities	360	399
Series A redeemable preferred stock	11	11

Total liabilities	182,339	225,864

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share;
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share;
50,000,000 shares authorized; issued and outstanding 33,504,743 shares at September 30, 2009 and 30,088,390 at December 31, 2008	335	301
Additional paid-in capital	195,736	125,074
Accumulated other comprehensive income	99	693
Accumulated deficit	(151,165)	(122,660)

Total stockholders’ equity	45,005	3,408

Total liabilities and stockholders’ equity	$227,344	$229,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Collaboration revenue	$16,341	$—	$49,021	$—

Operating expenses:
Research and development	21,530	15,514	54,851	41,728
Selling, general and administrative	6,034	5,122	18,950	13,532

Total operating expenses	27,564	20,636	73,801	55,260

Loss from operations	(11,223)	(20,636)	(24,780)	(55,260)
Other income (expense):
Interest income	153	170	967	735
Other income (expense), net	(57)	10	(154)	(2)

Total other income	96	180	813	733

Loss before provision for income taxes	(11,127)	(20,456)	(23,967)	(54,527)
Provision for income taxes	2,846	—	4,538	2

Net loss	$(13,973)	$(20,456)	$(28,505)	$(54,529)

Basic and diluted net loss per share	$(0.42)	$(0.68)	$(0.90)	$(1.86)

Weighted average common shares used in the calculation of basic and diluted net loss per share	33,468	30,022	31,588	29,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(28,505)	$(54,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213	139
Accretion of discount on securities	(930)	—
Stock-based compensation	7,667	6,444
Changes in operating assets and liabilities:
Receivable from collaboration partner	(696)	—
Prepaid expenses and other current assets	(4,054)	(692)
Other assets	12	(595)
Accounts payable	(1,719)	4,456
Accrued expenses	7,226	6,575
Other current liabilities	28	17
Deferred revenue	(49,021)	—
Other non-current liabilities	(39)	(66)

Net cash used in operating activities	(69,818)	(38,251)

Cash flows from investing activities:
Purchase of short-term investments	(207,651)	—
Maturities of short-term investments	200,000	—
Purchase of property and equipment	(512)	(175)

Net cash used in investing activities	(8,163)	(175)

Cash flows from financing activities:
Net proceeds from issuances of common stock	62,060	14,916
Stock option exercises	969	626

Net cash provided by financing activities	63,029	15,542

Net decrease in cash and cash equivalents	(14,952)	(22,884)
Cash and cash equivalents at beginning of period	71,454	43,258

Cash and cash equivalents at end of period	$56,502	$20,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Medivation, Inc. (the “Company”) is a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. The Company’s current lead clinical candidates are directed at treating Alzheimer’s disease, Huntington disease and castration-resistant prostate cancer. The Company’s Alzheimer’s and Huntington disease programs are partnered with Pfizer Inc., or Pfizer, and its prostate cancer program is partnered with Astellas Pharma Inc., or Astellas. The Company has funded its operations primarily through private and public offerings of its common stock, and from the up-front payment and cost-sharing payments from its collaboration agreement with Pfizer. As of September 30, 2009, the Company had an accumulated deficit of $151.2 million and expects to incur substantial and increasing additional losses in the future as it expands research and development activities on the Company’s existing, and potential future, programs.

The Company’s investigational drug dimebon (latrepirdine) is in Phase 3 development for the treatment of Alzheimer’s disease and Huntington disease. This program is partnered with Pfizer, pursuant to a global development and commercialization agreement (the Pfizer Collaboration Agreement) that became effective in October 2008. With Pfizer, the Company is conducting a broad clinical development program for dimebon, which includes seven pivotal trials in various stages of completion: a completed pivotal trial in mild-to-moderate Alzheimer’s disease, the results of which were published in The Lancet in 2008; a confirmatory six-month Phase 3 trial in patients with mild-to-moderate Alzheimer’s disease; a twelve-month Phase 3 trial in mild-to-moderate Alzheimer’s disease patients who are taking Aricept®, the leading approved Alzheimer’s disease medication; a Phase 3 safety study in patients with mild-to-moderate Alzheimer’s disease, which is designed to fully populate the safety database to give the Company the option for an earlier-than-planned filing of its initial marketing application should the Company and Pfizer elect to pursue that option; two six-month Phase 3 trials in patients with moderate-to-severe Alzheimer’s disease who are taking Aricept® and Namenda®, another leading approved Alzheimer’s disease drug; and a Phase 3 trial in Huntington disease.

The Company’s investigational drug MDV3100 is in Phase 3 development for the treatment of castration-resistant prostate cancer. This program is partnered with Astellas, pursuant to a global development and commercialization agreement (the Astellas Collaboration Agreement) that became effective in October 2009. With Astellas, the Company is conducting a Phase 3 clinical trial of MDV3100 in men with castration-resistant prostate cancer who were previously treated with docetaxel-based chemotherapy, and a Phase 1-2 clinical trial of MDV3100 in patients with castration-resistant prostate cancer, interim results of which were presented at the American Society of Clinical Oncology Annual Meeting in May 2009. The Company and Astellas have also agreed to conduct additional clinical trials of MDV3100 in both late- and early-stage prostate cancer, including at least one additional Phase 3 trial.

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

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

September 30, 2009

(unaudited)

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

In connection with the preparation of the condensed consolidated financial statements and in accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events for recognition or disclosure after the balance sheet date of September 30, 2009 through November 4, 2009, which is the date that the financial statements were issued.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. The Company expects to adopt ASU 2009-05 during the three months ended December 31, 2009 and is evaluating the impact that this adoption will have on its consolidated financial statements, if any.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) made effective the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC” or “Codification”). The Codification is recognized as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the ASC did not impact the Company’s consolidated financial statements. References to authoritative accounting standards issued prior to the Codification have been updated in the Company’s footnotes for the period ending September 30, 2009.

In June 2009, the FASB issued the following two new accounting standards: SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”) and SFAS No. 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS 167”), which have not yet been integrated into the Codification. Accordingly, these standards will remain authoritative until integrated.

SFAS 166 prescribes the information that a reporting entity must provide in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and also removes the exception from applying the general accounting principles for the consolidation of variable interest entities that are qualifying special-purpose entities. SFAS 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not yet determined the impact, if any, this guidance may have on its consolidated financial position, results of operations or cash flows.

SFAS 167 amends previously issued accounting guidance for the consolidation of variable interest entities requiring a reporting entity to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amendment replaces the quantitative-based risks and rewards approach for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from that entity. SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not yet determined the impact, if any, this guidance may have on its consolidated financial position, results of operations or cash flows.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

September 30, 2009

(unaudited)

NOTE 2 — COLLABORATION AGREEMENTS

The Pfizer Collaboration Agreement

The Pfizer Collaboration Agreement became effective in October 2008. Under this agreement, the Company and Pfizer are collaborating on the development of dimebon (latrepirdine) for Alzheimer’s disease and Huntington disease for the United States market, including associated regulatory filings with the FDA. In addition, pending FDA approval and launch of dimebon in the United States, the Company, at the Company’s option, and Pfizer will co-promote dimebon to specialty physicians in the United States, and Pfizer will promote dimebon to primary care physicians in the United States. Pfizer is responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States. After a period of transition from the Company’s contract manufacturers to Pfizer, Pfizer will be responsible for all manufacture of dimebon for both clinical and commercial purposes. Both the Company and Pfizer have agreed not to commercialize for the treatment of specified indications any other products directed to the same primary molecular target as dimebon for a specified time period, subject to certain exceptions.

Under the Pfizer Collaboration Agreement, Pfizer paid the Company a non-refundable, up-front cash payment of $225.0 million in the fourth quarter of 2008. This payment was recorded to deferred revenue, which the Company is amortizing on a straight-line basis over the expected performance period of the Company’s deliverables under the Pfizer Collaboration Agreement. Management currently expects this performance period to end in the first quarter of 2012. The Company recorded $16.3 million and $49.0 million of amortized collaboration revenue in the three and nine months ended September 30, 2009, respectively. At September 30, 2009, a remaining balance of $163.4 million of the up-front payment was recorded in deferred revenue. There were no revenues recorded in the three and nine months ended September 30, 2008.

The Company and Pfizer share the costs of developing and commercializing dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share, and the Company and Pfizer will share profits (or losses) resulting from the commercialization of dimebon in the United States in such proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay the Company tiered royalties on the aggregate net sales of dimebon. The Company is also entitled to receive up to $500.0 million in development milestones, plus additional undisclosed commercial milestone payments.

For the three months ended September 30, 2009, the Company recorded development cost true-up payments receivable from Pfizer of $4.4 million and commercialization cost true-up payments payable to Pfizer of $0.2 million, and corresponding reductions in research and development expense and increases in selling, general and administrative expense.

For the nine months ended September 30, 2009, the Company recorded development cost and commercialization cost true-up payments receivable from Pfizer of $15.6 million and $0.6 million, respectively, and corresponding reductions in research and development expense and selling, general and administrative expense.

The Astellas Collaboration Agreement

The Astellas Collaboration Agreement became effective in October 2009. Under this agreement, the Company and Astellas are collaborating on the development of MDV3100 for prostate cancer for the United States market, including associated regulatory filings with the FDA. In addition, pending FDA approval and launch of MDV3100 in the United States, the Company, at the Company’s option, and Astellas will co-promote MDV3100 in the United States. Astellas is responsible for development and seeking regulatory approval for, and commercialization of, MDV3100 outside the United States. Astellas will be responsible for commercial manufacture of MDV3100 on a global basis. Both Medivation and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as MDV3100 for the treatment of specified indications for a specified time period, subject to certain exceptions.

The Company and Astellas share the costs of developing and commercializing MDV3100 for the United States market on a 50%/50% basis, and the Company and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States in such proportions. Costs of clinical trials supporting development in both the United States and in either Europe or Japan, including the ongoing Phase 3 clinical trial, are allocated two-thirds to the United States market, such that the Company bears one-third and Astellas bears two-thirds of the total cost of such clinical trials. Outside the United States, Astellas will bear all development and commercialization costs and will pay the Company tiered, double-digit royalties on the aggregate net sales of MDV3100.

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, up-front cash payment of $110.0 million on November 2, 2009. The Company is also entitled to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. The Company is required to share 10% of the up-front payment and any development milestone payments received under the Astellas Collaboration Agreement with the academic institution from which the Company licensed its rights to MDV3100. The Company expects to pay 10% of the up-front payment, or $11.0 million, to the academic institution in the fourth quarter of 2009.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

September 30, 2009

(unaudited)

NOTE 3 — BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similarly to basic net loss per share, except that the denominator is increased to include all dilutive potential common shares, including outstanding options, warrants and common stock subject to repurchase. Potentially dilutive common shares have been excluded from the diluted loss per common share computations in all periods presented because such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted average number of total common shares outstanding for basic and diluted net loss per share data. At September 30, 2009 and 2008 these potentially dilutive securities were as follows (in thousands):

	September 30,
	2009	2008
Outstanding options	4,853	4,164
Outstanding warrants	209	316
Outstanding restricted shares	13	30

Total	5,075	4,510

NOTE 4 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss adjusted for changes in market values of available-for-sale securities. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net loss	$(13,973)	$(20,456)	$(28,505)	$(54,529)
Change in unrealized gain / (loss) on available-for-sale securities	(100)	—	(594)	—

Total comprehensive loss	$(14,073)	$(20,456)	$(29,099)	$(54,529)

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

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

September 30, 2009

(unaudited)

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2008	4,855,905	$12.81
Granted	177,700	$19.94
Exercised	(136,874)	$7.08
Forfeited	(44,197)	$18.15

Outstanding at September 30, 2009	4,852,534	$13.18	7.49	$67.7

Exercisable/vested at September 30, 2009	2,646,590	$9.21	6.65	$47.4

The following table summarizes information about restricted stock unit activity for the nine months ended September 30, 2009:

Restricted Stock Awards:	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2008	30,000	$15.71
Granted	—	$—
Vested	(16,666)	$15.71
Cancelled	—	$—

Balance at September 30, 2009	13,334	$15.71	1.29	$0.4

Stock-Based Compensation

The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. The Company does not have sufficient history of exercise behavior to develop estimates of expected term since as of September 30, 2009 only seven percent of the options it has issued since inception had been exercised. Accordingly, the Company uses the simplified method of estimating option term provided for in the Commission’s Staff Accounting Bulletins 107 and 110 for options granted to employees and directors, which results in an estimated option term of six years. For consultant options, the Company uses an estimated option term of four years, which is equal to the period required for the options to vest in full. As the Company gathers more history regarding its option exercise pattern, and as information regarding the option exercise pattern of comparable companies in its industry becomes publicly available, it will review these estimates and revise them as appropriate. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense.

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

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

September 30, 2009

(unaudited)

Total stock-based compensation recognized by the Company in the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Research and development expense	$1,345	$1,244	$4,054	$3,060
Selling, general and administrative expense	1,192	1,008	3,613	3,384

Total stock-based compensation expense	$2,537	$2,252	$7,667	$6,444

Unearned stock-based compensation attributable to employee and director awards totaled $21.8 million at September 30, 2009 and will be recognized as expense over a weighted-average period of 2.4 years.

NOTE 6 — SHORT-TERM INVESTMENTS

As of September 30, 2009, the amortized cost, gross unrealized gain, and estimated fair value for available-for-sale securities, consisting solely of United States treasury notes maturing in November 2009, December 2009 and February 2010, was $157.9 million, $0.1 million and $158.0 million, respectively. As of December 31, 2008, the amortized cost, gross unrealized gain, and estimated fair value for available-for-sale securities, consisting solely of United States treasury notes maturing in April and June 2009, was $149.3 million, $0.7 million and $150.0 million, respectively.

NOTE 7 — FAIR VALUE DISCLOSURES

As of September 30, 2009, the Company had cash and cash equivalents of $56.5 million and short-term investments of $158.0 million. Short-term investments at September 30, 2009 consisted solely of United States treasury notes. The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices in active markets for identical assets. The following table presents the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair value	Fair value measurements using
	September 30, 2009	Level 1	Level 2	Level 3
Assets
Cash equivalents	$56,502	$56,502	$—	$—
Short-term Investments	157,955	157,955	—	—
Restricted cash	843	843	—	—

Total assets	$215,300	$215,300	$—	$—

NOTE 8 — ACCRUED EXPENSES

At September 30, 2009 and December 31, 2008, accrued expenses consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Payroll and payroll related	$2,875	$260
Preclinical and clinical trials	9,237	4,979
Other	886	533

Total accrued expenses	$12,998	$5,772

NOTE 9 — INCOME TAXES

The Company’s tax provision for the three and nine months ended September 30, 2009 was $2.8 million and $4.5 million, respectively. The September 30, 2009 tax provision expense differs from the expected rate because the Company is required to accelerate revenue related to the Pfizer non-refundable, up-front payment the Company received in 2008 for income tax purposes, while such revenue is deferred for financial statement purposes. This acceleration of revenue brings the Company to a profit for tax purposes. For federal tax purposes, the Company has offset most of the taxable income with net operating loss carryforwards. The state of California has suspended the utilization of net operating loss carryforwards for the tax years 2008 and 2009. The Company therefore expects a tax provision for 2009.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

September 30, 2009

(unaudited)

The Company maintained a full valuation allowance on the net deferred tax assets as of September 30, 2009. In determining if a valuation allowance is necessary, the Company performs an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

NOTE 10 — THIRD PARTY EQUITY INTERESTS IN OPERATING SUBSIDIARIES

Medivation Neurology, Inc.

At September 30, 2009, the Company owned all of the issued and outstanding stock of its operating subsidiary Medivation Neurology, Inc., or MNI, and there were no outstanding options, warrants or any other third party rights to acquire any MNI stock.

Medivation Prostate Therapeutics, Inc.

At September 30, 2009, the Company owned all of the issued and outstanding stock of its operating subsidiary Medivation Prostate Therapeutics, Inc., or MPT, and is entitled to receive one additional share for each dollar that the Company invests, directly or indirectly, in MPT. MPT has reserved an aggregate of 3,000,000 shares of its common stock for issuance upon the exercise of awards granted under the Medivation Prostate Therapeutics, Inc. Equity Incentive Plan, or the MPT Plan. At September 30, 2009, one option was outstanding under the MPT Plan. This option, which was issued to the licensor of MDV3100, is exercisable without cash payment for 150,000 shares of MPT common stock, but vests and becomes exercisable only upon the occurrence of specified MPT liquidity events, including a sale of MPT, a public offering of MPT’s common stock, a corporate partnership involving MPT, or receipt of regulatory approval to market any MPT product. No expense will be recognized with respect to this option unless and until such a liquidity event occurs. The execution of the Astellas Collaboration Agreement on October 26, 2009 triggered vesting of this option.

NOTE 11 — COMMON STOCK OFFERING

In June 2009, the Company sold 3,162,500 shares of its common stock at $19.74 per share, net of underwriting discount, in an underwritten public offering pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The Company received cash proceeds, net of underwriting discounts and issuance costs, of approximately $62.1 million from this public offering.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

On November 2, 2009, the Company entered into a seven-year lease agreement for approximately 63,817 square feet of office space located in San Francisco, California. The total rent over the term of the lease will be approximately $19.4 million, plus annual operating cost escalations. The Company has the right to terminate this lease prior to the end of its term upon payment of a $1.5 million termination fee.

The Company rents its office facilities under noncancelable operating leases, which expire at various dates through April 2017. Under the terms of the leases, the Company is responsible for certain taxes, insurance and maintenance expenses. Aggregate future minimum lease payments under the Company’s operating leases net of sublease income are as follows (in thousands):

Years Ending December 31,	Pre-existing leases	Lease signed November 2, 2009	Total

2009 (October 1 to December 31)	$334	$—	$334
2010	1,385	1,582	2,967
2011	1,521	2,297	3,818
2012	1,192	2,824	4,016
2013	309	2,888	3,197
2014	—	2,952	2,952
2015 FWD	—	6,861	6,861

Total	$4,741	$19,404	$24,145

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on March 16, 2009. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability, whether alone or with corporate partners, to successfully complete clinical and preclinical trials for our product candidates, (2) our ability, whether alone or with corporate partners, to obtain required regulatory approvals to develop and market our product candidates, (3) our ability to raise additional capital on favorable terms, (4) our ability to execute our development plan on time and on budget, (5) our ability to obtain corporate partners and maintain our relationship with Pfizer, Astellas and any new corporate partners, (6) our ability, whether alone or with corporate partners, to successfully commercialize any of our product candidates that may be approved for sale, and (7) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, any of the assumptions could be inaccurate, and therefore we cannot be certain that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company

We are a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. Our current lead clinical candidates are directed at treating Alzheimer’s disease, Huntington disease and castration-resistant prostate cancer. Our Alzheimer’s and Huntington disease programs are partnered with Pfizer Inc., or Pfizer, and our prostate cancer program is partnered with Astellas Pharma Inc., or Astellas. We have funded our operations primarily through private and public offerings of our common stock, and from the up-front payment and cost-sharing payments from our collaboration agreement with Pfizer. As of September 30, 2009, we had an accumulated deficit of $151.2 million and we expect to incur substantial and increasing additional losses in the future as we expand research and development activities on our existing, and potential future, programs.

Dimebon (latrepirdine) and the Pfizer Collaboration

Our investigational drug dimebon (latrepirdine) is in Phase 3 development for the treatment of Alzheimer’s disease and Huntington disease. This program is partnered with Pfizer, pursuant to a global development and commercialization agreement (the Pfizer Collaboration Agreement) that became effective in October 2008. With Pfizer, we are conducting a broad clinical development program for dimebon, which includes seven pivotal trials in various stages of completion: a completed pivotal trial in mild-to-moderate Alzheimer’s disease, the results of which were published in The Lancet in 2008; a confirmatory six-month Phase 3 trial in patients with mild-to-moderate Alzheimer’s disease; a twelve-month Phase 3 trial in mild-to-moderate Alzheimer’s disease patients who are taking Aricept®, the leading approved Alzheimer’s disease medication; a Phase 3 safety study in patients with mild-to-moderate Alzheimer’s disease, which is designed to fully populate the safety database to give us the option for an earlier-than-planned filing of our initial marketing application should we and Pfizer elect to pursue that option; two six-month Phase 3 trials in patients with moderate-to-severe Alzheimer’s disease who are taking Aricept® and Namenda®, another leading approved Alzheimer’s disease drug; and a Phase 3 trial in Huntington disease.

Under the Pfizer Collaboration Agreement, we and Pfizer will share the costs of developing and commercializing dimebon for the United States market on a 60% Pfizer/40% Medivation basis, and will share profits (or losses) resulting from commercialization of dimebon in the United States in the same proportions. Outside the United States, Pfizer will bear all development and commercialization costs, and will pay us tiered royalties on aggregate net sales of dimebon. In October 2008, we received a non-refundable, up-front cash payment of $225.0 million pursuant to the Pfizer Collaboration Agreement. We are also entitled to receive up to $500.0 million in development milestones, plus additional undisclosed commercial milestone payments.

MDV3100 and the Astellas Collaboration

Our investigational drug MDV3100 is in Phase 3 development for the treatment of castration-resistant prostate cancer. This program is partnered with Astellas, pursuant to a global development and commercialization agreement (the Astellas Collaboration Agreement) that became effective in October 2009. With Astellas, we are conducting a Phase 3 clinical trial of MDV3100 in men with castration-resistant prostate cancer who were previously treated with docetaxel-based chemotherapy, and a Phase 1-2 clinical trial of MDV3100 in patients with castration-resistant prostate cancer, interim results of which were presented at the American Society of Clinical Oncology Annual Meeting in May 2009. We and Astellas have also agreed to conduct additional clinical trials of MDV3100 in both late- and early-stage prostate cancer, including at least one additional Phase 3 trial.

Under the Astellas Collaboration Agreement, we and Astellas will share the costs of developing and commercializing MDV3100 for the United States market on a 50%/50% basis, and will share profits (or losses) resulting from commercialization of MDV3100 in the United States in the same proportions. Costs of clinical trials supporting development in both the United States and in either Europe or Japan, including the ongoing Phase 3 clinical trial, are allocated two-thirds to the United States market, such that we bear one-third and Astellas bears two-thirds of the total cost of such clinical trials. Outside the United States, Astellas will bear all development and commercialization costs, and will pay us tiered, double-digit royalties on aggregate net sales of MDV3100.

Under the Astellas Collaboration Agreement, Astellas paid us a non-refundable, up-front cash payment of $110.0 million on November 2, 2009. We are also entitled to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. We are required to share 10% of the up-front payment and any development milestone payments received under the Astellas Collaboration Agreement with the academic institution from which we licensed our rights to MDV3100. We expect to pay 10% of the up-front payment, or $11.0 million, to the academic institution in the fourth quarter of 2009.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements, if any.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. We expect to adopt ASU 2009-05 during the three months ended December 31, 2009 and are evaluating the impact that this adoption will have on our consolidated financial statements, if any.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) made effective the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC” or “Codification”). The Codification is recognized as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the ASC did not impact our consolidated financial statements. References to authoritative accounting standards issued prior to the Codification have been updated in our footnotes for the period ending September 30, 2009.

In June 2009, the FASB issued the following two new accounting standards: SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”) and SFAS No. 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS 167”), which have not yet been integrated into the Codification. Accordingly, these standards will remain authoritative until integrated.

SFAS 166 prescribes the information that a reporting entity must provide in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and also removes the exception from applying the general accounting principles for the consolidation of variable interest entities that are qualifying special-purpose entities. SFAS 166 is effective for interim and annual reporting periods beginning after November 15, 2009. We have not yet determined the impact, if any, this guidance may have on our consolidated financial position, results of operations or cash flows.

SFAS 167 amends previously issued accounting guidance for the consolidation of variable interest entities requiring a reporting entity to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amendment replaces the quantitative-based risks and rewards approach for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from that entity. SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009. We have not yet determined the impact, if any, this guidance may have on our consolidated financial position, results of operations or cash flows.

Results of Operations

Three and Nine Months Ended September 30, 2009 and 2008

Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Collaboration revenue	$16,341	$—	$49,021	$—

We recorded $16.3 and $49.0 million of amortized collaboration revenue in connection with the Pfizer Collaboration Agreement for the three and nine months ended September 30, 2009, respectively. In October 2008, we received a non-refundable, upfront payment of $225.0 million, which we are amortizing on a straight-line basis over the expected performance period of our deliverables under the Pfizer Collaboration Agreement. We currently expect this performance period to end in the first quarter of 2012. There were no revenues in the three or nine months ended September 30, 2008.

Research and Development Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Research and development expense	$21,530	$15,514	$54,851	$41,728
Percentage increase	39%		31%

Research and development expense increased by $6.0 million (39%) for the three months ended September 30, 2009, and by $13.1 million (31%) for the nine months ended September 30, 2009, in each case as compared to the comparable periods in 2008. The increase in both periods was driven by expansion of clinical development activity, including six Phase 3 trials initiated in 2009, and associated increases in research and development headcount to 55 employees at September 30, 2009 compared to 31 at September 30, 2008.

Under the Pfizer Collaboration Agreement, specified costs incurred by Pfizer and us related to the development of dimebon for the United States market are shared by the parties on a 60% Pfizer, 40% Medivation basis. Costs related to the development of dimebon for ex-U.S. markets are borne 100% by Pfizer. The parties make quarterly true-up payments to ensure that each has borne its applicable percentage of the shared development costs incurred by both companies. We account for development cost true-up payments as additions to research and development expense when such payments are payable by us, and as reductions to research and development expense when such payments are payable to us. For the three-month periods ended September 30, 2009, a development cost true-up payment of $4.4 million was payable from Pfizer to us. The net development cost true-up payments payable for the nine-month period ended September 30, 2009 totaled $15.6 million from Pfizer to us. There were no such payments in the prior year periods. The cost sharing provisions of the Pfizer Collaboration Agreement apply to costs incurred on and after October 21, 2008.

Under the Astellas Collaboration Agreement, specified costs incurred by Astellas and us related to the development of MDV3100 for the United States market are shared by the parties on a 50%/50% basis. Costs related to the development of MDV3100 for ex-U.S. markets are borne by 100% by Astellas. Costs of clinical trials supporting development in both the United States and in either Europe or Japan, including the ongoing Phase 3 clinical trial, are allocated two-thirds to the United States market, such that we bear one-third and Astellas bears two-thirds of the total cost of such clinical trials. The cost sharing provisions of the Astellas Collaboration Agreement apply to costs incurred on and after October 26, 2009.

To date, we have been engaged in two major research and development programs: the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease, and the development of MDV3100 for the treatment of prostate cancer. Other research and development programs consist of preclinical stage programs, primarily our dimebon analog program. Research and development costs are identified as either directly allocable to one of our research and development programs or as an indirect cost, which are not tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of personnel costs (including both cash costs and non-cash stock-based compensation costs), corporate overhead costs, and other administrative and support costs. The following table summarizes the direct costs attributable to each program and the total indirect costs for each respective period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Direct costs:
Dimebon (latrepirdine)	$10,117	$8,489	$25,581	$23,140
MDV3100	4,539	2,039	9,664	5,805
Other	1,274	827	4,083	2,374

Total direct costs	15,930	11,355	39,328	31,319
Indirect costs	5,600	4,159	15,523	10,409

Total research and development expenses	$21,530	$15,514	$54,851	$41,728

We expect our research and development expenses to continue to increase as we further expand clinical development of dimebon and MDV3100. Our projects or intended projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Selling, general and administrative expense	$6,034	$5,122	$18,950	$13,532
Percentage increase	18%		40%

Selling, general and administrative expense increased by $1.0 million (18%) for the three months ended September 30, 2009, and by $5.4 million (40%) for the nine months ended September 30, 2009, in each case as compared to the comparable periods in 2008. The increase in both periods was driven by expansion of general and administrative expenses to support our expanded clinical development activities, increased intellectual property expenses related to our dimebon analog program, and associated increases in selling, general and administrative headcount to 33 employees at September 30, 2009 compared to 16 at September 30, 2008.

Under the Pfizer Collaboration Agreement, specified costs incurred by Pfizer and us related to the commercialization of dimebon for the United States market, including certain pre-approval commercial development activities, are shared by the parties on a 60% Pfizer, 40% Medivation basis. Costs related to the commercialization of dimebon for ex-U.S. markets are borne 100% by Pfizer. The parties make quarterly true-up payments to ensure that each has borne its applicable percentage of the shared commercialization costs incurred by both companies. We account for commercialization cost true-up payments as additions to selling, general and administrative expense when such payments are payable by us, and as reductions to selling, general and administrative expense when such payments are payable to us. For the three-month period ended September 30, 2009, a commercialization cost-sharing true-up payment of $0.2 million was payable from us to Pfizer. The net commercialization cost true-up payments payable for the nine-month period ended September 30, 2009 totaled $0.6 million from Pfizer to us. There were no such payments in the prior year periods. The cost sharing provisions of the Pfizer Collaboration Agreement apply to costs incurred on and after October 21, 2008.

Under the Astellas Collaboration Agreement, specified costs incurred by Astellas and us related to the commercialization of MDV3100 for the United States market, including certain pre-approval commercial development activities, are shared by the parties on a 50%/50% basis. Costs related to the commercialization of MDV3100 for ex-U.S. markets are borne by 100% by Astellas. The cost sharing provisions of the Astellas Collaboration Agreement apply to costs incurred on and after October 26, 2009.

We expect total selling, general and administrative expenses to continue to increase as we continue to grow our business.

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Interest income	$153	$170	$967	$735
Percentage (decrease) / increase	(10%)		32%

Interest income decreased for the three months ended September 30, 2009 as compared to the prior year comparative period, primarily due to lower yields on cash, cash equivalents, and marketable securities, partially offset by higher average cash balances. In the nine months ended September 30, 2009, interest income increased by 32% or $0.2 million as compared the comparable period in 2008. This increase was primarily attributable to interest income on higher average cash balances. We received our $225.0 million up-front license fee from Pfizer in October 2008, and $62.4 million from the sale of common stock in June 2009, which resulted in a significant increase to our average cash balance for the nine months ended September 30, 2009 as compared to the prior year period.

Other Income (Expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Other income (expense), net	$(57)	$10	$(154)	$2

The decrease in other income (expense), net in the three and nine months ended September 30, 2009 as compared to the comparable periods in 2008 was due entirely to recognized losses on foreign exchange payables. As currency rates change and our international clinical activities increase, we may record income or expense to other income (expense), net related to our clinical vendor payable balances.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Provision for income taxes	$2,846	$—	$4,538	$2

The tax provision for the three- and nine-month periods ended September 30, 2009 was $2.8 million and $4.5 million, respectively. This tax expense was mainly due to the net income generated by the recognition for tax purposes of deferred revenue from the $225.0 million up-front payment under the Pfizer Collaboration Agreement, and the suspension by the State of California of net operating loss carryforwards for the 2009 tax year. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on our net deferred tax assets as of September 30, 2009. The valuation allowance was determined pursuant to the ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. We intend to maintain a full valuation allowance on the United States deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Liquidity and Capital Resources

We have incurred cumulative net losses of $151.2 million through September 30, 2009, and we expect to incur substantial and increasing additional losses in the future as we expand our research and development activities. We have not generated any revenue from product sales to date, and we do not expect to generate product revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, the $225.0 million non-refundable, up-front payment we received from Pfizer in October 2008, and cost-sharing true-up payments from Pfizer.

Under the Pfizer Collaboration Agreement, we are eligible to receive payments of up to $500.0 million upon the attainment of certain development and regulatory milestones, plus certain additional undisclosed commercial milestone payments. Under the Astellas Collaboration Agreement, we are eligible to receive payments of up to $335.0 million upon the attainment of certain development and regulatory milestones, plus up to $320.0 million in commercial milestone payments. We are required to share 10% of any development milestone payments received under the Astellas Collaboration Agreement with the academic institution from which we licensed our rights to MDV3100. At present, we are unable to predict the timing or likelihood of receiving any such milestone payments, although we do not expect to receive any milestone payments from either Pfizer or Astellas in the year ending December 31, 2009. With the exception of payments that we may receive under our collaborations with Pfizer and Astellas, we do not currently have any commitments for future external financing.

As of September 30, 2009 we had cash, cash equivalents and short-term investments of $214.5 million available to fund operations. On November 2, 2009, we received an up-front payment of $110.0 million under the Astellas Collaboration Agreement. We are required to share 10% of this up-front payment, or $11.0 million, with the academic institution from which we licensed our rights to MDV3100. We expect to make this payment in the fourth quarter of 2009. Based upon our current expectations, we believe our capital resources at September 30, 2009 plus the up-front payment from Astellas will be sufficient to fund our currently planned operations for at least the next twelve months. However, if we change our development plans, acquire rights to new product candidates or cannot find third-party collaborators for our other product candidates, we may need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including those set forth in Part II, Item 1A of this Report under the heading “Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms.” We may not be able to obtain additional financing when we need it on acceptable terms or at all. If we cannot raise funds on acceptable terms, we may not be able to continue developing our product candidates, acquire or develop additional product candidates or respond to competitive pressures or unanticipated requirements. For these reasons, any inability to raise additional capital when we require it would seriously harm our business.

Cash Flow

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$(69,818)	$(38,251)
Investing activities	(8,163)	(175)
Financing activities	63,029	15,542

Net change in cash and cash equivalents	$(14,952)	$(22,884)

Operating Activities

Net cash used in operating activities totaled $69.8 million in the nine months ended September 30, 2009, and was primarily driven by our net operating loss of $28.5 million adjusted for $49.0 million in non-cash amortization of our $225.0 million up-front payment from Pfizer, increased prepaid expenses and other current assets of $4.1 million, increased receivables from Pfizer of $0.7 million and reduced accounts payable of $1.7 million, partially offset by non-cash stock-based compensation expense of $7.7 million and increased accrued expenses of $7.2 million.

Net cash used in operating activities totaled $38.3 million in the nine months ended September 30, 2008, and was primarily driven by our net operating loss of $54.5 million and increased prepaid and other current assets of $0.7 million, partially offset by increased accrued expenses of $6.6 million, non-cash stock-based compensation of $6.4 million and increased accounts payable of $4.5 million.

Investing Activities

Net cash used in investing activities totaled $8.2 million and $0.2 million in the nine months ended September 30, 2009 and 2008, respectively. Net cash used in investing activities in the first nine months of 2009 consisted of net purchases of $7.7 million in short-term investments and purchases of property and equipment of $0.5 million. Cash used in investing activities in the first nine months of 2008 consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities totaled $63.0 million and $15.5 million in the nine months ended September 30, 2009 and 2008, respectively. Net cash provided by financing activities in the nine months ended September 30, 2009 consists primarily of the net proceeds of $62.0 million from an underwritten public offering of common stock and $1.0 million in proceeds from the exercise of employee stock options. Net cash provided by financing activities in the nine months ended September 30, 2008 consists primarily of the net proceeds of $14.9 million from a registered direct offering of common stock and $0.6 million in proceeds from the exercise of employee stock options.

Commitments and Contingencies

On November 2, 2009, we entered into a seven-year lease agreement for approximately 63,817 square feet of office space located in San Francisco, California. The total rent over the term of the lease will be approximately $19.4 million, plus annual operating cost escalations. We have the right to terminate this lease prior to the end of its term upon payment of a $1.5 million termination fee.

We rent our office facilities under noncancelable operating leases, which expire at various dates through April 2017. Under the terms of the leases, we are responsible for certain taxes, insurance and maintenance expenses. Aggregate future minimum lease payments under our operating leases net of sublease income are as follows (in thousands):

Years Ending December 31,	Pre-existing leases	Lease signed November 2, 2009	Total
2009 (October 1 to December 31)	$334	$—	$334
2010	1,385	1,582	2,967
2011	1,521	2,297	3,818
2012	1,192	2,824	4,016
2013	309	2,888	3,197
2014	—	2,952	2,952
2015 FWD	—	6,861	6,861

Total	$4,741	$19,404	$24,145

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the nine months ended September 30, 2009, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 at the reasonable assurance level.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

*We have incurred net losses since inception, expect to incur increasingly large losses in the future as we expand our development activities and may never achieve sustained revenues or profitability. Our only revenue to date has been collaboration revenue under our collaboration agreement with Pfizer and Astellas. We have not completed development of any of our product candidates and do not expect that any of our present or future product candidates will be commercially available for a number of years, if at all. We have incurred losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future as we increase our spending to finance clinical and preclinical studies of our existing product candidates, the evaluation, acquisition and development of additional product candidates, additional headcount and the costs associated with operating as a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. We do not know when or if we will ever generate any additional revenue, including any additional collaboration revenue under our collaboration agreements with Pfizer and Astellas, or become profitable because of the significant uncertainties with respect to our ability to generate product revenue from, and obtain approval from the FDA for, any of our current or future product candidates.

*Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed our operations primarily through the sale of our debt and equity securities, including our June 2009 public offering raising net proceeds of $62.1 million. In addition, we have received up-front license payments pursuant to our collaborative arrangements with third parties, including $225 million we received from Pfizer in the fourth quarter of 2008 and $110 million we received from Astellas in the fourth quarter of 2009. As of September 30, 2009 we had cash, cash equivalents and short-term investments of $214.5 million available to fund operations. Based upon our current expectations, we believe our capital resources at September 30, 2009, together with the up-front payment we received pursuant to our collaboration agreement with Astellas in November 2009, will be sufficient to fund our currently planned operations for at least the next twelve months. However, if we change our development plans, acquire rights to new product candidates or cannot find third-party collaborators for our other product candidates, we may need additional capital sooner than we expect. Our future capital requirements will depend on many factors, including without limitation:

•	the scope and results of our and our corporate partners’ preclinical and clinical trials;

•	whether we experience delays in our preclinical and clinical development programs, or slower than anticipated product development;

•	whether opportunities to acquire additional product candidates arise and the costs of acquiring and developing those product candidates;

•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize any of our product candidates on terms that are acceptable to us;

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

Our reliance on third parties for the operation of our business may result in material delays, cost overruns and/or quality deficiencies in our development programs. We rely on outside vendors to perform key product development tasks, such as conducting preclinical and clinical studies and manufacturing our product candidates at appropriate scale for preclinical and clinical trials and, in situations where we are unable to transfer those responsibilities to a corporate partner, for commercial use as well. In order to manage our business successfully, we will need to identify, engage and properly manage qualified external vendors that will perform these development activities. For example, we need to monitor the activities of our vendors closely to ensure that they are performing their tasks correctly, on time, on budget and in compliance with strictly enforced regulatory standards. Our ability to identify and retain key vendors with the requisite knowledge is critical to our business and the failure to do so could negatively impact our business. Because all of our key vendors perform services for other clients in addition to us, we also need to ensure that they are appropriately prioritizing our projects. If we fail to manage our key vendors well, we could incur material delays, cost overruns or quality deficiencies in our development programs, as well as other material disruptions to our business.

Risks Related to Our Product Development Candidates

Our product candidates require extensive, time-consuming and expensive preclinical and clinical testing to establish safety and efficacy. We may never attract additional partners for our technologies or receive marketing approval in any jurisdiction. The research and development of pharmaceuticals is an extremely risky industry. Only a small percentage of product candidates that enter the development process ever receive marketing approval. Except for dimebon’s approval in Russia as an antihistamine, which is not a commercially attractive opportunity for us, none of our product candidates is currently approved for sale anywhere in the world, and none of them may ever receive such approval. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain marketing approval is expensive and uncertain and takes many years. If we are unable to complete preclinical or clinical trials of any of our current or future product candidates, or if the results of these trials are not satisfactory to convince regulatory authorities or partners of their safety or efficacy, we will not be able to attract additional partners or obtain marketing approval for any product candidates. Furthermore, even if we or our partners are able to obtain marketing approvals for any of our product candidates, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. If this occurs, our business will be materially harmed and our ability to generate revenue will be severely impaired.

*Positive results in any of our clinical trials, including our first pivotal clinical trial of dimebon in Alzheimer’s disease, may not be predictive of future clinical trial results. Even where we achieve positive results in clinical trials, including in our first pivotal clinical trial of dimebon in Alzheimer’s disease conducted in Russia, we do not know whether subsequent clinical trials, including the confirmatory Phase 3 pivotal Alzheimer’s disease clinical trial of dimebon currently underway in the United States, Europe and South America or the Phase 3 clinical trial of MDV3100 in castration-resistant prostate cancer, or CRPC, currently underway in the United States, Canada, Europe, South America, Australia and South Africa, will also generate positive results. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy traits despite having progressed successfully through prior stages of preclinical and clinical testing. In addition, we do not know whether interim results from any of our ongoing clinical trials, including the interim results of our Phase 1-2 clinical trial of MDV3100 in CRPC, will be predictive of final results of any such trial.

*We are dependent upon our collaborative relationships with Pfizer and Astellas to further develop, manufacture and commercialize dimebon and MDV3100, respectively. There may be circumstances that delay or prevent Pfizer’s or Astellas’ ability to develop, manufacture and commercialize dimebon or MDV3100, respectively. In September 2008, we announced that we had entered into a collaboration agreement with Pfizer for the development, manufacture and commercialization of dimebon to treat Alzheimer’s disease and Huntington disease. Under the agreement, Pfizer is responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States and is responsible for all manufacture of product for both clinical and commercial purposes. In the United States, we and Pfizer are responsible for jointly developing and commercializing dimebon, and we will share the costs, profits and losses on a 60%/40% basis, with Pfizer assuming the larger share.

In October 2009, we announced that we had entered into a collaboration agreement with Astellas for the development, manufacture and commercialization of MDV3100 to treat prostate cancer. Under the agreement, Astellas is responsible for developing, seeking regulatory approval for, and commercializing MDV3100 outside the United States. We and Astellas are jointly responsible for developing, seeking regulatory approval for, and commercializing MDV3100 in the United States. We and Astellas will share equally the costs, profits and losses arising from development and commercialization of MDV3100 in the United States. For clinical trials useful both in the United States and in Europe or Japan, including the ongoing Phase 3 trial of MDV3100, we will be responsible for one-third of the total costs.

We are subject to a number of risks associated with our dependence on our collaborative relationships with Pfizer and Astellas, including:

•	adverse decisions by Pfizer or Astellas regarding the amount and timing of resource expenditures for the development and commercialization of dimebon or MDV3100, respectively;

•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy;

•	the right of Pfizer or Astellas to terminate the respective collaboration agreement with us on limited notice for convenience;

•	with respect to the Pfizer agreement, the loss of significant rights if we fail to meet our obligations under the Pfizer agreement;

•

with respect to the Pfizer agreement, withdrawal of support by Pfizer following the development or acquisition by it of competing products, including advances in the development of competing Alzheimer’s disease development candidates that Pfizer already has in its portfolio, or changes in Pfizer corporate strategy;

•	with respect to the Astellas agreement, withdrawal of support by Astellas following the development or acquisition by it of competing products or changes in Astellas’ corporate strategy;

•	changes in key management personnel that are members of each collaboration’s various operating committees; and

•	possible disagreements regarding each collaboration agreement or ownership of proprietary rights under each agreement.

Due to these factors and other possible disagreements with Pfizer or Astellas, we may be delayed or prevented from further developing, manufacturing or commercializing dimebon or MDV3100, respectively, or we may become involved in litigation or arbitration, which would be time consuming and expensive.

If Pfizer or Astellas were to unilaterally terminate our collaborative relationship, we would need to undertake development, manufacturing and marketing activities for dimebon or MDV3100, respectively, solely at our own expense and/or seek another partner for some or all of these activities, worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements and might limit the indications we are able to pursue and could prevent us from effectively developing and commercializing dimebon and MDV3100. If we sought to find another pharmaceutical company partner for some or all of these activities, we may not be successful in such efforts, or they may result in a collaboration that has us expending greater funds and efforts than our current relationships with Pfizer and Astellas.

*We are dependent on the efforts of and funding by Pfizer and Astellas for the development of dimebon and MDV3100, respectively. Under the terms of both the Pfizer agreement and the Astellas agreement, we and each of Pfizer and Astellas must agree on any changes to the development plan for dimebon or MDV3100, respectively, that is set forth in each agreement. If we and Pfizer or we and Astellas cannot agree, clinical trial progress could be significantly delayed or halted. Subject to certain limitations set forth in the Pfizer agreement, Pfizer is generally free to terminate the agreement at its discretion on limited notice to us. If Pfizer terminates its co-funding of dimebon development, we may be unable to fund the development costs on our own and may be unable to find a new collaborator, which could cause our business to fail. Subject to certain limitations set forth in the Astellas Collaboration Agreement, Astellas is generally free to terminate the Astellas agreement at its discretion on limited notice to us. If Astellas terminates its co-funding of MDV3100 commercialization, we may be unable to fund the commercialization costs on our own and may be unable to find another partner, which could cause our business to fail. Similarly, in the event of an uncured material breach of the Astellas agreement by us, Astellas may elect to terminate the agreement, in which case all rights to develop and commercialize MDV3100 will revert to us. We may be unable to fund the continued development and commercialization of MDV3100 on our own and may be unable to find another partner, which could cause our business to fail. In the event of an uncured material breach of the Pfizer agreement by us, Pfizer may elect either to terminate the agreement or to keep the agreement in place, but terminate our right to participate in development, commercialization (other than co-promoting dimebon, which right Pfizer may terminate only if our uncured material breach pertains to our exercise of that right) and other activities for dimebon, including the joint committees and decision making for dimebon. If Pfizer terminates our right to participate in such activities, we would be entirely dependent on Pfizer’s actions with respect to the development and commercialization of dimebon. In addition, under the Pfizer agreement, Pfizer is solely responsible for the development and regulatory approval of dimebon outside the United States, so we are entirely dependent on Pfizer for the successful completion of those activities. Similarly, under the Astellas agreement, Astellas is responsible for the development and regulatory approval of MDV3100 outside the United States, so we are entirely dependent on Astellas for the successful completion of those activities.

The financial returns to us, if any, under both collaboration agreements with Pfizer and Astellas depend in large part on the achievement of development and commercialization milestones, plus a share of any profits from any product sales in the United States and royalties on any product sales outside of the United States. Therefore, our success, and any associated financial returns to us and our investors, will depend in large part on the performance of Pfizer and Astellas under each respective agreement. If Pfizer or Astellas fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of dimebon or MDV3100, respectively, would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason.

*We are dependent on the efforts of Pfizer and Astellas to market and promote dimebon and MDV3100, respectively. Under our collaboration with Pfizer, we and Pfizer will co-promote dimebon to specialty physicians in the United States and Pfizer will promote dimebon to primary care physicians in the United States. Outside the United States, Pfizer will solely promote dimebon. We are thus solely dependent on Pfizer to successfully promote dimebon to primary care physicians in the United States and to all customers outside of the United States and are partially dependent on Pfizer to successfully promote dimebon to specialty physicians in the

United States. Under our collaboration with Astellas, we and Astellas will co-promote MDV3100 to all customers in the United States, which makes us partially dependent on Astellas to successfully promote MDV3100 in the United States. We have limited ability to direct Pfizer or Astellas in its commercialization of dimebon or MDV3100, respectively, in any country, including the United States. If Pfizer or Astellas fail to adequately market and promote dimebon or MDV3100, respectively, whether inside or outside of the United States, we may be unable to obtain any remedy against Pfizer or Astellas. If this were to happen, sales of dimebon or MDV3100, respectively, may be harmed, which would negatively impact our business, results of operations, cash flows and liquidity.

*We will need to hire additional employees in order to complete development of, and co-promote, dimebon and MDV3100. Any inability to manage future growth could harm our ability to develop and commercialize dimebon and MDV3100, comply with our obligations under our collaboration agreements with Pfizer and Astellas, increase our costs and adversely impact our ability to compete effectively. In order to complete development of and co-promote dimebon with Pfizer and MDV3100 with Astellas, we will need to expand the number of our clinical, commercial and administrative personnel. We will need to hire additional clinical development personnel in order to perform our share of the expanded Phase 3 development program for dimebon that we and Pfizer announced in November 2008. In addition, should dimebon or MDV3100 receive marketing approval in the United States and should we exercise our co-promotion option with respect to dimebon or MDV3100, we would need to hire a substantial number of commercial and medical affairs personnel, including field based sales and medical affairs representatives. We would also need to increase our finance and other administrative headcount to support these expanded development and commercialization operations. The competition for qualified personnel in the biotechnology field is intense. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. Should we be unable to do this, we may not be able to comply with our contractual obligations to Pfizer or Astellas, or to successfully develop or commercialize dimebon or MDV3100.

*We are dependent on Pfizer and Astellas to manufacture clinical and commercial requirements of dimebon and MDV3100, respectively, which could result in the delay of clinical trials or regulatory approval or lost sales. Under both of our agreements with each of Pfizer and Astellas, after a transition period, Pfizer and Astellas have the primary right and responsibility to supply dimebon and MDV3100, respectively, for clinical trials and all commercial requirements pursuant to a joint manufacturing plan. Consequently, we are, and expect to remain, dependent on Pfizer and Astellas to manufacture dimebon and MDV3100, respectively. Pfizer or Astellas may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance, and shortage of qualified personnel. Pfizer or Astellas may not perform as agreed or may default in its obligations to supply clinical trial supplies and/or commercial product. Pfizer or Astellas may fail to deliver the required quantities of our products or product candidates on a timely basis. Any such failure by Pfizer or Astellas could delay our future clinical trials and our applications for regulatory approval, or could impair our ability to meet the market demand for dimebon or MDV3100, respectively, and therefore result in decreased sales. If Pfizer or Astellas does not adequately perform, we may be forced to incur additional expenses, delays, or both, to arrange for other third parties to manufacture products on our behalf, as we do not have any internal manufacturing capabilities.

*If Pfizer’s or Astellas’ business strategies change, any such changes may adversely affect our collaborative relationships with each party. Pfizer or Astellas may change its business strategy. Decisions by Pfizer or Astellas to either reduce or eliminate its participation in the Alzheimer’s field or prostate cancer field, respectively, to emphasize other competitive agents currently in its portfolio at the expense of dimebon or MDV3100, respectively, or to add additional competitive agents to its portfolio, could reduce their financial incentives to continue to develop, seek regulatory approval for, or commercialize dimebon or MDV3100, respectively. For example, in October 2009, Pfizer completed its acquisition of Wyeth, which is co-developing an Alzheimer’s disease product candidate that, like dimebon, is currently in Phase 3 development. A change in Pfizer’s business strategy as a result of the Wyeth acquisition or for other reasons may adversely affect activities under our collaboration agreement with Pfizer, which could cause significant delays and funding shortfalls impacting the activities under the collaboration and seriously harming our business. In addition, Astellas has partnered with us based in part on Astellas’ desire to use MDV3100 as a key component of building a global oncology franchise, which Astellas presently does not have. If Astellas’ strategic objective of building a global oncology franchise were to change, such change could negatively impact any commercial prospects of MDV3100.

*Our industry is highly regulated by the FDA, and comparable foreign regulatory agencies. We must comply with extensive, strictly enforced regulatory requirements in order to develop and obtain marketing approval for any of our product candidates. Before we, Pfizer, Astellas or our potential future partners can obtain regulatory approval for the sale of our product candidates, our product candidates must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. The preclinical and clinical trials of any product candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. We will be required to obtain and maintain an effective investigational new drug application to commence human clinical trials in the United States and must obtain and maintain additional regulatory approvals before proceeding to successive phases of our clinical trials. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or medical device and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed or halted due to any of the following:

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

•

any regulatory approval we, Pfizer, Astellas or any potential future collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable; and

•

we may encounter delays or rejections based on changes in FDA policies or the policies of foreign regulatory authorities during the period in which we develop a product candidate or the period required for review of any final regulatory approval before we are able to market our product candidates.

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

*Enrollment of patients in clinical trials is often an expensive and time-consuming process, and could result in significant delays, cost overruns, or both, in our product development activities. We may encounter delays in enrolling a sufficient number of patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop dimebon, MDV3100 or any other product candidates.

*Although we have entered into collaboration agreements with Pfizer for dimebon and with Astellas for MDV3100, we have not partnered any of our other product development candidates with third-party collaborators, and we cannot control whether we will be able to do so on favorable terms or at all. Our business strategy relies in part on potentially partnering successful product development candidates with larger companies to complement our internal development and commercialization efforts. We may also be required to enter into collaborative relationships to complement our internal efforts, whether in research and development, manufacturing or commercialization and/or to generate necessary financing. It may be difficult for us to find third parties that are willing to enter into such transactions on acceptable economic terms or at all. We also will be competing with many other companies as we seek partners for our product candidates and we may not be able to compete successfully against those other firms. If we are not able to enter into collaboration transactions for our other product development candidates, we would be required to undertake and fund further development, clinical trials, manufacturing and commercialization activities solely at our own expense and risk. If we are unable to finance and/or successfully execute those expensive activities, our business and prospects would be materially and adversely harmed for that reason.

We expect that the financial returns to us in any collaboration agreement would depend in large part on the achievement of development and/or commercialization milestones for, and royalties, co-promotion fees or other payments based upon sales of, our product candidates. Therefore, our success, and any associated financial returns to us and our investors, will depend on the ability of Pfizer and any of our future collaborators to obtain and maintain regulatory approvals from the FDA and other foreign regulatory agencies and successfully commercialize our product candidates. We may also be dependent on our collaborators for the commercial scale manufacture, distribution, sales, marketing and reimbursement of our product candidates. These collaborators may not be successful. If Pfizer, Astellas or any future collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of our product candidates would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason.

*If our product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices and other applicable regulatory standards, they will not be commercially successful. All pharmaceutical and medical device products in the United States, Europe and other countries must be manufactured in strict compliance with current good manufacturing practices, or cGMP, and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical and medical device products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We face the risk that our contract manufacturers may have interruptions in raw material supplies, be unable to comply with strictly enforced regulatory requirements, or for other reasons beyond their or our control, be unable to complete their manufacturing responsibilities on time, on budget, or at all. Under our collaboration agreements with Pfizer and Astellas, Pfizer and Astellas are responsible for all manufacture of dimebon and MDV3100, respectively, for commercial purposes, but we cannot guarantee that either Pfizer or Astellas will be able to manufacture dimebon or MDV3100, respectively, in a timely manner or at all. Furthermore, neither dimebon nor MDV3100 has been manufactured at commercial-scale under cGMP-compliant conditions. We thus cannot guarantee that commercial-scale cGMP manufacture of dimebon and/or MDV3100 will be possible, on a cost-effective basis or at all, which would materially and adversely affect the value of these programs.

*Any of our product development candidates that receive marketing approval will face significant competition from other approved products, including generic products and products with more convenient dosing regimens, and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four branded drugs and one generic drug currently marketed to treat Alzheimer’s disease. These drugs are all dosed once or twice per day, while dimebon was dosed three times per day in our first pivotal clinical trial and is being dosed three times per day in all of our ongoing and planned Phase 3 trials. This difference in dosing regimen may make dimebon less competitive than alternative Alzheimer’s disease drugs if dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, one of the four branded Alzheimer’s disease drugs has already lost patent protection, and the other three branded drugs are expected to lose patent protection between 2010 and 2015. Such loss of patent protection typically results in the entry of generic competition for, and significant reductions in the commercial pricing of, those approved drugs. A generic version of one Alzheimer’s disease drug received FDA marketing approval in 2008. This development would put significant competitive pressure on the prices we or our potential partners could charge for dimebon should it ever be approved. Companies marketing currently approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Novartis AG and Johnson & Johnson. Pfizer also already markets a currently approved Alzheimer’s disease drug. In addition, in October 2009, Pfizer completed its acquisition of Wyeth, which is co-developing an Alzheimer’s disease product candidate that, like dimebon, is currently in Phase 3 development. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and CRPC, including compounds already in Phase 3 clinical trials and one compound for which positive Phase 3 results in CRPC were reported in April 2009. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we, Pfizer, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

*Any of our product candidates that is eventually approved for sale may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors. Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the United States. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services and many of those countries have nationalized health care systems in which the government pays for all such products and services and must approve product pricing. Even if approved by the FDA and foreign regulatory agencies, our product candidates are unlikely to achieve commercial success unless they are covered widely by third-party payors and reimbursed at a rate which generates an acceptable commercial return for us and any collaborative partner. It is increasingly difficult to obtain coverage and acceptable reimbursement levels from third-party payors and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process. In addition, we would face competition in such negotiations from other approved drugs against which we compete, which may include other approved drugs marketed by Pfizer or Astellas, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage with respect to the individual payors than we may have. The competition for coverage and reimbursement level with individual payors will be particularly intense for dimebon, if approved to treat Alzheimer’s disease, because all four currently marketed Alzheimer’s disease drugs are expected to lose patent protection prior to, or shortly following, dimebon’s potential commercial launch, and thus are likely to be available at generic price levels that are more attractive to individual payors. One such drug already has lost patent protection and a generic version is on the market. Our commercial prospects would be further weakened if payors approved coverage for our product candidates only as second- or later-line treatments, or if they placed any of our product candidates in tiers requiring unacceptably high patient co-payments. Failure to achieve acceptable coverage and reimbursement levels could materially harm our or our partner’s ability to successfully market our product candidates.

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

We may need to obtain licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated. From time to time we may be required to license technology from third parties to develop our existing and future product candidates. For example, in our industry there are a large number of issued patents and published patent applications with claims to treating diseases generically through use of any product that produces one or more biological activities—such as inhibiting a specific biological target. We are aware of several such issued patents relating to Alzheimer’s disease and expect to continue to encounter such patents relating to other diseases targeted by our present and future product candidates. We have not conducted experiments to analyze whether, and we have no evidence that, any of our product candidates produce the specific biological activities covered in any of the issued patents or published patent applications of which we are presently aware. We have not sought to acquire licenses to any such patents. In addition, the commercial scale manufacturing processes that we are developing for our product candidates may require licenses to third-party technology. Should we be required to obtain licenses to any third-party technology, including any such patents based on biological activities or required to manufacture our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop any of our product candidates could cause us to abandon any related development efforts, which could seriously harm our business and operations.

*We may become involved in disputes with Pfizer, Astellas or potential future collaborators over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant impact on our business. Inventions discovered under research, material transfer or other such collaborative agreements, including our collaboration agreements with Pfizer and Astellas, may become jointly owned by us and the other party to such agreements in some cases and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and scientific advisors generally have contractual rights to publish our data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.

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

Risks Related to Ownership of Our Common Stock

*Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value. The market prices for our securities and those of other life sciences companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our common stock:

•	the receipt or failure to receive the additional funding necessary to conduct our business;

•	the progress and success of preclinical studies and clinical trials of our product candidates conducted by us, Pfizer, Astellas or our future collaborative partners or licensees, if any;

•	selling by existing stockholders and short-sellers;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaboration with Pfizer, our collaboration with Astellas, or any future collaborations;

•	publicity regarding us, our product candidates or those of our competitors, including research reports published by securities analysts;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

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

On July 9, 2009, we issued 100,313 shares of our common stock pursuant to the net exercise of a warrant held by one of our directors. The warrant was exercisable for 107,508 shares of common stock and had an exercise price of $1.55 per share. The number of shares issued upon the exercise of the warrant was reduced by 7,195 shares to effect the net exercise of the warrant in accordance with its terms. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

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

Date: November 4, 2009	MEDIVATION, INC.

	By:	/s/ C. PATRICK MACHADO
	Name:	C. Patrick Machado
	Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the year ended December 31, 2007).

3.2	Amended and Restated Bylaws of Medivation, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Medivation, Inc. for the year ended December 31, 2008).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).