Form 10-K
period 2009-12-31
MEDIVATION, INC.
filed 2010-03-15
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

201 Spear Street, 3rd Floor

San Francisco, California 94105

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (415) 543-3470

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐              Accelerated filer  ☒

Non-accelerated filer (Do not check if a smaller reporting company)  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $599,169,357 as of June 30, 2009, based upon the closing sale price on The NASDAQ Global Market reported on June 30, 2009. Excludes an aggregate of 6,622,844 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2009, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2009 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings, and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 30, 2009. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 34,004,318 shares of Registrant’s Common Stock, par value $0.01 per share, issued and outstanding as of March 8, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

MEDIVATION, INC.

2009 ANNUAL REPORT ON FORM 10-K

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates of our ongoing and future clinical trials, statements regarding the anticipated designs of our future clinical trials, statements regarding anticipated future regulatory submissions and events, statements regarding our anticipated future cash position and statements regarding future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. These risks are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements.

PART I

Item 1.	Description of Business.

The Company

We are a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. Our product candidates in clinical development are dimebon (latrepirdine), which is in Phase 3 development for the treatment of Alzheimer’s disease and Huntington disease, and MDV3100, which is in Phase 3 development for the treatment of castration-resistant prostate cancer. Our dimebon program is partnered with Pfizer Inc, or Pfizer, and our MDV3100 program is partnered with Astellas Pharma Inc., or Astellas.

In September 2008, we announced a Collaboration Agreement with Pfizer, which became effective in October 2008. Due to the negative results in the CONNECTION study we reported in March 2010, Pfizer obtained the unilateral right to terminate our Collaboration Agreement at any time. We do not know whether or when Pfizer may choose to exercise this right. A more comprehensive discussion of the risks and uncertainties related to development of dimebon, including our dependence on Pfizer for the continued development of dimebon, can be found in the section entitled “Risk Factors—Risks Related to Our Product Development Candidates” under Item 1A of this Annual Report on Form 10-K. Under the terms of the agreement, we and Pfizer will develop and commercialize dimebon for the treatment of Alzheimer’s disease and Huntington disease. We and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60% Pfizer/40% Medivation basis, and will share profits (or losses) resulting from commercialization of dimebon in the United States in the same proportions. Outside the United States, Pfizer will bear all development and commercialization costs, and will pay us tiered royalties on aggregate net sales of dimebon. In the fourth quarter of 2008, we received a non-refundable, up-front cash payment of $225.0 million pursuant to our Collaboration Agreement with Pfizer.

With Pfizer, we have been conducting a broad dimebon clinical development program, including five randomized, double-blind, placebo-controlled Phase 3 studies in Alzheimer’s and Huntington diseases. In March 2010, we reported negative results from the first of these studies—the CONNECTION trial, a six-month study of 598 patients with mild-to-moderate Alzheimer’s disease in the United States, Western Europe, Russia and Chile in which patients were randomized to receive dimebon 20 mg three times daily, dimebon 5 mg three times daily or placebo. Patients in the CONNECTION trial were not permitted to take any approved Alzheimer’s disease medicines for a period of 90 days before, or at any time during, the study. In the CONNECTION study, dimebon treated patients did no better than placebo patients on any of the primary and secondary efficacy endpoints at either dose tested. Dimebon was well tolerated in the CONNECTION study, as well as in a separate randomized, double-blind, placebo-controlled safety study of dimebon, also reported in March 2010, in which 742 patients in the United States and Canada were randomized to receive dimebon 20 mg three times daily or placebo and treated for three to six months. Approximately 85% of patients in the safety study were taking one or more approved Alzheimer’s disease medicines while on the trial. Further analysis of the results from both of these studies is currently underway.

Given the negative results in the CONNECTION trial, we are currently re-evaluating our approach to the clinical development of dimebon for Alzheimer’s disease and Huntington disease. This will be a complex analysis that will encompass scientific, clinical, regulatory and business issues. We do not know at this time which, if any, of our ongoing Phase 3 dimebon trials will be completed, or if Pfizer will elect to terminate our collaboration. If Pfizer elects to terminate our collaboration, we may be unable to fund the development costs on our own and may be unable to find a new collaborator, which could cause our dimebon program to fail. A more comprehensive discussion of the risks and uncertainties related to the development of dimebon, including our dependence on Pfizer for the continued development of dimebon, can be found in the section entitled “Risk Factors—Risks Related to our Product Development Candidates” under Item 1A of this Annual Report on Form 10-K.

In October 2009, we entered into a Collaboration Agreement with Astellas. Under the terms of the agreement, we and Astellas will develop and commercialize MDV3100 for the treatment of both late- and early-stage prostate cancer. We and Astellas will share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan, such as the ongoing Phase 3 AFFIRM study described below, will be shared two-thirds by Astellas and one-third by us. We and Astellas will share equally profits (or losses) resulting from commercialization of MDV3100 in the United States. Outside the United States, Astellas will bear all development and commercialization costs, and will pay us tiered royalties on aggregate net sales of MDV3100. In the fourth quarter of 2009, we received a non-refundable, up-front cash payment of $110.0 million pursuant to our Collaboration Agreement with Astellas, ten percent of which we paid to the academic institution from which we licensed our rights to MDV3100.

With Astellas, we are currently conducting a randomized, double-blind, placebo-controlled Phase 3 trial, known as the AFFIRM trial, of MDV3100 in men with a type of advanced prostate cancer known as castration-resistant prostate cancer, or CRPC.

We have funded our operations primarily through private and public offerings of our common stock, and from the up-front payment and cost-sharing payments from our Collaboration Agreements with Pfizer and Astellas. As of December 31, 2009, we had an accumulated deficit of $177.4 million and we expect to incur substantial additional losses in the future as we continue research and development activities designed to support potential approval of our present and potential future product candidates.

Our Pipeline

Dimebon (latrepirdine)

Alzheimer’s disease. Our product candidate dimebon (latrepirdine) is in Phase 3 development for Alzheimer’s disease, in collaboration with Pfizer. In March 2010, we reported top-line results from our CONNECTION trial, a randomized, double-blind, six-month, placebo-controlled Phase 3 trial in 598 patients with mild-to-moderate Alzheimer’s disease in the United States, Western Europe, Russia and Chile, and from a separate 742-patient safety study of dimebon in patients with mild-to-moderate Alhzeimer’s disease in the United States and Canada, approximately 85% of whom were also taking one or more approved Alzheimer’s disease medicines. In the CONNECTION trial, dimebon failed to show a statistically significant improvement over placebo on any of the primary or secondary efficacy endpoints, and thus did not meet any of the study endpoints. Dimebon was well tolerated in both the CONNECTION trial and in the 742-patient safety study. We designed the CONNECTION trial to confirm the results of our first clinical trial of dimebon in 183 patients with mild-to-moderate Alhzeimer’s disease in Russia, or the Russian Study, which was published in 2008 in the Lancet. In the Russian Study, dimebon showed a statistically significant improvement over placebo on all of the same primary and secondary efficacy endpoints used in the CONNECTION trial. Thus, the CONNECTION trial failed to replicate the efficacy results seen in the Russian Study. We and Pfizer currently are enrolling patients in three ongoing randomized, double-blind, placebo-controlled Phase 3 clinical trials in Alzheimer’s disease patients, ranging in duration from six to twelve months.

Huntington disease. Dimebon is also in Phase 3 clinical development for Huntington disease, also in collaboration with Pfizer. In July 2008, we announced top-line results of a Phase 2 study showing that dimebon was well tolerated and significantly improved cognitive function in Huntington disease patients compared to those treated with a placebo. The study, which was conducted in the U.S. and the United Kingdom, met its primary endpoint of safety and tolerability; in addition, dimebon showed statistically significant benefit versus placebo in cognition as measured by the Mini-Mental State Examination, or MMSE, a secondary endpoint in the study. However, dimebon failed to show a statistically significant benefit over placebo in this study on two other cognitive endpoints—the cognitive component of the Unified Huntington Disease Rating Scale, or UHDRS, and the ADAS-cog. Results of this study were published in March 2010 in Archives of Neurology. In July 2009, we enrolled the first patient in a randomized, double-blind, six-month, placebo-controlled Phase 3 study to treat Huntington disease, known as the HORIZON study.

Impact of the negative CONNECTION trial results. Given the negative CONNECTION trial results, we and Pfizer are currently re-evaluating our approach to the clinical development of dimebon for Alzheimer’s disease and Huntington disease. This will be a complex analysis that will encompass scientific, clinical, regulatory and business issues. We do not know at this time which, if any, of our ongoing Phase 3 dimebon trials will be completed, or if Pfizer will elect to terminate our collaboration. The negative results in the CONNECTION trial had a material adverse effect on our stock price and market capitalization and resulted in Pfizer obtaining the right to terminate our collaboration at any time. Under our collaboration agreement, Pfizer is responsible for 60% of dimebon development costs for the United States market, and 100% of dimebon development costs for ex-US markets. If Pfizer were to terminate our collaboration, these costs would become our responsibility, following a six-month transition period after the date of termination, during which Pfizer would continue to bear its share of development costs. The negative CONNECTION results thus may have materially adverse effects on our business and financial position, including on our ability to enroll, successfully complete and fund our ongoing dimebon clinical trials, especially if Pfizer elects to terminate our collaboration. A more comprehensive discussion of the risks and uncertainties related to the development of dimebon, including our dependence on Pfizer for the continued development of dimebon, can be found in the section entitled “Risk Factors—Risks Related to Our Product Development Candidates” under Item 1A of this Annual Report on Form 10-K.

MDV3100

Our product candidate MDV3100 is in Phase 3 development for castration-resistant prostate cancer, in collaboration with Astellas. In June 2009, we presented data from our ongoing Phase 1-2 clinical trial of MDV3100 at the American Society of Clinical Oncology Annual Meeting. In the 140 men enrolled in this trial, including both men who had failed prior chemotherapy and men who were chemotherapy-naïve, MDV3100 consistently demonstrated anti-tumor activity across dose levels and endpoints, as evaluated by reductions in prostate-specific antigen, or PSA, levels, radiographic findings and circulating tumor cell, or CTC, counts. In this trial, MDV3100 was generally well tolerated at doses up to 240 mg per day. In September 2009, we enrolled the first patient in a randomized, double-blind, placebo-controlled Phase 3 study, known as the AFFIRM study, in patients with castration-resistant prostate cancer who have failed prior chemotherapy.

Our Corporate Structure

We have formed separate subsidiaries to hold the product candidates we are developing. Our subsidiary Medivation Neurology, Inc. holds our dimebon technology, and our subsidiary Medivation Prostate Therapeutics, Inc. holds our MDV3100 technology. Our subsidiary Medivation Technologies, Inc. holds our technologies that have not yet entered clinical development.

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

Our Dimebon Program

Dimebon (latrepirdine) is our investigational drug candidate in Phase 3 development for both Alzheimer’s disease and Huntington disease.

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

•	Alzheimer’s disease currently affects approximately 5.3 million people in the U.S., including as many as 13% of people aged 65 and older and approximately 50% of those aged 85 and older.

•	Worldwide, Alzheimer’s disease affects 26 million people, and that number is expected to reach 106 million by 2050.

•	There are approximately 454,000 new diagnoses of Alzheimer’s disease, and approximately 72,000 Alzheimer’s disease deaths, per year in the U.S.

•	Following initial diagnosis, patients live four to six years on average, but may live up to 20 years with the disease.

•	Total annual expenditures on Alzheimer’s disease in the U.S. exceed $208 billion annually, and the average lifetime cost per Alzheimer’s disease patient is $174,000.

There are only four commonly-used drugs that the FDA has approved for the treatment of Alzheimer’s disease. Although the precise mechanism of action of these four drugs is unknown, three of them are believed to inhibit cholinesterase, and one is believed to inhibit the N-methyl-D-asparatate, or NMDA, receptor. These four drugs and their respective marketers, FDA approval dates (as listed in the FDA’s on-line edition of its Orange Book) and postulated mechanisms of action (as appearing in the package inserts for these drugs) are set forth in the following table.

Drug (Trade Name/ Generic)	Marketed by	FDA Approval Date	Postulated Mechanism

Aricept® (donepezil)	Pfizer Inc./Eisai Co., Ltd.	November 25, 1996	Cholinesterase inhibition

Exelon® (rivastigmine)	Novartis AG	April 21, 2000	Cholinesterase inhibition

Razadyne® (galantamine)	Johnson & Johnson	February 28, 2001	Cholinesterase inhibition

Namenda® (memantine)	Forest Laboratories, Inc.	October 16, 2003	NMDA-receptor antagonism

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

Huntington Disease

Huntington disease is a fatal neurological disorder characterized clinically by involuntary movements, loss of cognitive function and a wide spectrum of behavioral disorders. Common motor symptoms include chorea (involuntary writhing and spasming), clumsiness and progressive loss of the abilities to walk, speak and swallow. Cognitive symptoms include loss of intellectual speed, attention and short-term memory. Behavioral symptoms span the range of changes in personality, depression, irritability, emotional outbursts and apathy. Huntington disease is known to be caused by a specific genetic mutation, which results in degeneration of neurons in many different regions of the brain. This degeneration is particularly focused in neurons located in the basal ganglia, structures deep within the brain that control many important functions, including coordinating movement, and also in neurons on the outer surface of the brain or cortex, which controls thought, perception and memory.

There are no FDA-approved therapies to treat the cognitive impairment associated with Huntington disease. Everyone who carries at least one copy of the Huntington disease mutation and lives long enough will develop the disease. Symptoms generally begin between the ages of 30 and 45, but have been reported to appear as early as two years of age. The disease is invariably fatal and death usually occurs between 10 and 20 years after the onset of symptoms, making Huntington disease not only a devastating but also a protracted illness. According to the Hereditary Disease Foundation, in the United States alone approximately 30,000 patients currently suffer from Huntington disease, and an additional 150,000 are genetically at risk for developing it. The Huntington Disease Society of America estimates that the prevalence of Huntington disease in the U.S. population is approximately 1 in 10,000 persons.

Mechanism of Action

We believe that dimebon may operate through a novel mechanism of action involving enhancement of mitochondrial function. Mitochondria are intracellular structures that are responsible for generating energy within all cells and play important roles in mediating brain cell function and survival. Mitochondrial dysfunction has been linked in the published literature to both Alzheimer’s and Huntington diseases. In addition, autopsy studies of brains from patients with Alzheimer’s disease suggest that mitochondrial damage and synaptic dysfunction are early cellular events in Alzheimer’s disease development and progression.

In laboratory experiments, dimebon has been shown to improve mitochondrial function in the setting of cellular stress with very high potency. For example, dimebon treatment improved mitochondrial function and increased the number of surviving cells in a dose-dependent fashion after treatment with a cell toxin known as ionomycin, as well as with beta amyloid, a toxic substance often associated with Alzheimer’s disease and the loss of brain cells. Dimebon also has been shown in laboratory experiments to impact two aspects of brain cell function: promotion of neurite outgrowth and preservation of mitochondrial function after brain cells were challenged with beta amyloid. Results of the study showed that dimebon induced a statistically significant increase in neurite outgrowth from cortical, hippocampal and spinal cord neurons. Dimebon’s effect on neurite outgrowth was seen at low concentrations and was comparable to that achieved with maximally effective concentrations of a potent naturally occurring protein that is known to enhance brain cell function (Brain Derived Neurotrophic Factor).

We also believe, based on the results of laboratory experiments, that dimebon does not operate through the same mechanisms of action as the existing approved Alzheimer’s disease medicines—inhibition of cholinesterase or modulation of the NMDA receptor. These experiments have demonstrated that dimebon inhibits acetylcholinesterase much less potently (2,900 fold) than donepezil, an approved Alzheimer’s drug that acts by inhibiting this enzyme. Dimebon binds to the NMDA receptor 200 fold less potently than memantine, an approved Alzheimer’s drug that acts by inhibiting this receptor. Preclinical studies published on-line in the Journal of Pharmacology and Experimental Therapeutics in March 2010 suggest that dimebon’s cognition enhancing effect in animals is not mediated by acetylcholinesterase or the NMDA receptor.

Completed Alzheimer’s Disease Clinical Trials

The most important Alzheimer’s disease clinical studies we have completed to date are the following: (a) the Russian Study, a randomized, double-blind, placebo-controlled, twelve-month safety and efficacy study, in which we enrolled 183 patients with mild-to-moderate Alzheimer’s disease in Russia, the results of which were published in the Lancet in 2008; (b) the CONNECTION study, a randomized, double-blind, placebo-controlled, six-month safety and efficacy study designed to confirm the results of the Russian Study, in which we enrolled 598 patients with mild-to-moderate Alzheimer’s disease in the United States, Western Europe, Russia and Chile; and (c) the Safety Study, a randomized, double-blind, placebo-controlled three-to-six-month safety study, in which we enrolled 742 patients with mild-to-moderate Alzheimer’s disease in the United States and Canada.

Study Designs

The Russian and CONNECTION Studies. Both the Russian Study and the CONNECTION study enrolled patients with mild-to-moderate Alzheimer’s disease. The inclusion and exclusion criteria in both studies were substantially identical, and were designed to mimic those used in the pivotal registration trials of the currently approved medicines for mild-to-moderate Alzheimer’s disease. In the Russian Study, patients were randomized to two treatment groups—one of which received dimebon 20 mg three times per day and the other of which received placebo. In the CONNECTION study, patients were randomized to three treatment groups—dimebon 20 mg three times per day, dimebon 5 mg three times per day, and placebo. Patients were not permitted to take any other Alzheimer’s disease drugs during either trial.

In both trials we used five widely-accepted clinical endpoints to assess dimebon’s potential effects on all of the primary aspects of Alzheimer’s disease—memory, thinking, activities of daily living (bathing, feeding, self-care, etc.), behavior (agitation, aggression, delusions, hallucinations, etc.) and overall clinical function. These endpoints were the ADAS-cog, the Clinician’s Interview-based Impression of Change-plus caregiver input, or CIBIC-plus, the Alzheimer’s Disease Cooperative Study-Activities of Daily Living, or ADCS-ADL, the Neuropsychiatric Inventory, or NPI, and the MMSE. The ADAS-cog and the CIBIC-plus are the two endpoints that have been accepted by the FDA to support approval of drugs for mild-to-moderate Alzheimer’s disease.

In both studies, patients were treated for six months. Patients who completed the initial six months of treatment in the Russian Study were offered the opportunity to continue treatment for an additional six months on a blinded basis in the same treatment group to which they originally were randomized. Patients who completed the blinded treatment periods, twelve months in the case of the Russian Study and six months in the case of the CONNECTION study, were offered the opportunity to receive dimebon 20 mg three times a day on an open label basis.

The Safety Study. Patients in the Safety Study were randomized to either dimebon 20 mg three times per day or placebo, and were treated for a period of either three or six months. Approximately 85% of patients enrolled in the Safety Study were taking one or more currently approved Alzheimer’s disease medicines while participating in the study.

Study Results

Efficacy. Dimebon met all of its primary and secondary efficacy endpoints in the Russian Study, but failed to meet any of its primary and secondary efficacy endpoints in the CONNECTION study.

In the Russian Study, dimebon caused statistically significant improvement over placebo on all five efficacy endpoints after six months and a full year of treatment. The mean drug-placebo difference on the ADAS-cog, which measures cognition, increased from 4.0 points at six months to 6.9 points at one year (p < 0.0001 at both six and twelve months). Compared to their starting scores at the beginning of the trial, dimebon-treated patients were significantly better on all five endpoints after six months of treatment, and remained stabilized on all five clinical endpoints after a full year of treatment. By contrast, scores of the placebo-treated patients declined significantly from their starting levels on all five endpoints after both six months and a full year of treatment.

By contrast, neither dose of dimebon tested in the CONNECTION trial demonstrated statistically significant improvement over placebo on any of the same five efficacy endpoints used in the Russian Study after six months of treatment, including on the co-primary endpoints—the ADAS-cog and the CIBIC-plus. The mean drug-placebo difference on the ADAS-cog at the 20 mg dimebon dose was 0.1 point, but statistical significance was not reached (p=0.86). Compared to their starting scores at the beginning of the trial, dimebon-treated patients at the 20 mg dose were significantly better on two of five endpoints (the NPI and the MMSE) after six months of treatment and not significantly changed from baseline on three of five endpoints (ADAS-cog, CIBIC-plus and ADCS-ADL), including both of the two co-primary endpoints. Scores of the placebo treated patients did not decline on any endpoint; they improved significantly from their starting baseline levels on one of five endpoints (the MMSE), and were not significantly changed from baseline on the other four endpoints (ADAS-cog, CIBIC-plus, ADCS-ADL and NPI). Results for the dimebon 5 mg dose were similar to the dimebon 20 mg dose and placebo, although they were numerically lower. Thus, in the CONNECTION study, dimebon-treated patients did no better than placebo patients on any endpoint at either dose tested.

Safety and Tolerability. Dimebon was well tolerated in all three of the Russian Study, the CONNECTION study and the Safety Study.

In the Russian Study, the number of patients with at least one adverse event was similar in the dimebon 20 mg and placebo groups after both six and twelve months of treatment (69% in the dimebon group vs. 66% in the placebo group after six months; 79% in the dimebon group vs. 75% in the placebo group after twelve months).

Adverse events that occurred in five percent or more of dimebon patients and more frequently than in placebo patients after twelve months of treatment were dry mouth (18% vs. 1%) and depressed mood/depression (15% vs. 5%). Depressed mood/depression reflected reports from patients and their caregivers, not clinical diagnoses of depression. The reported depressed mood/depression was generally mild and did not cause any of the affected patients to discontinue participation in the trial.

In the CONNECTION study, the number of patients with at least one adverse event was similar in the dimebon 20 mg and placebo groups after six months of treatment (72% in the dimebon group vs. 74% in the placebo group). Adverse events that occurred in five percent or more of dimebon 20 mg patients and more frequently than in placebo patients after six months of treatment were somnolence (11% vs. 10%), dry mouth (9% vs. 7%), headache (10% vs. 6%), dizziness (8% vs. 5%), constipation (6% vs. 4%), cough (8% vs. 4%) and depression (6% vs. 4%).

In the Safety Study, adverse events that occurred in five percent or more of dimebon patients and more frequently than in placebo patients were somnolence (5% vs. 2%) and fatigue (5% vs. 2%).

Ongoing Phase 3 Alzheimer’s Disease Clinical Trials

We and Pfizer are enrolling patients in three ongoing Phase 3 clinical trials of dimebon in Alzheimer’s disease. These trials are known as the CONCERT trial, the CONTACT trial and the CONSTELLATION trial. Given the negative results in the CONNECTION study, we are currently re-evaluating our approach to the clinical development of dimebon for Alzheimer’s disease and Huntington disease. This will be a complex analysis that will encompass scientific, clinical, regulatory and business issues. We do not know at this time which, if any, of our ongoing Phase 3 dimebon trials will be completed, or if Pfizer will elect to terminate our collaboration. If Pfizer elects to terminate co-funding of dimebon development, we may be unable to fund the development costs on our own and may be unable to find a new collaborator, which could cause our dimebon program to fail. A more comprehensive discussion of the risks and uncertainties related to the development of dimebon, including our dependence on Pfizer for the continued development of dimebon, can be found in the section entitled “ Risk Factors—Risks Related to Our Product Development Candidates” under Item 1A of this Annual Report on Form 10-K.

The CONCERT Trial. The CONCERT trial is a twelve-month randomized, double-blind, placebo-controlled Phase 3 trial of dimebon in approximately 1,000 patients with mild-to-moderate Alzheimer’s disease who are also taking Aricept, the leading approved Alzheimer’s disease medication. Patients are being enrolled in the United States, Western Europe, Australia and New Zealand, and will be randomized to receive dimebon 20 mg three times daily, dimebon 5 mg three times daily or placebo in addition to their Aricept. The Safety Study demonstrated that dimebon is well tolerated when given in combination with Aricept. The CONCERT trial is designed to evaluate the potential benefits of dimebon over a one-year period when added to treatment with Aricept, as compared to treatment with Aricept alone. The primary endpoints are the ADAS-cog and the ADCS-ADL. We enrolled the first patient in the CONCERT trial in March 2009.

The CONTACT Trial. The CONTACT trial is a six-month randomized, double-blind, placebo-controlled Phase 3 trial of dimebon in approximately 600 patients with moderate-to-severe Alzheimer’s disease who are also taking Aricept. Patients are being enrolled in Europe and South America, and will be randomized to receive either dimebon 20 mg three times daily or placebo in addition to their Aricept. The CONTACT trial is designed to assess the potential benefits of adding dimebon to ongoing Aricept therapy on patients’ behavioral difficulties and ability to perform routine activities of daily living. The primary endpoints are the NPI and the Alzheimer’s Disease Cooperative Study-Activities of Daily Living (severe), or ADCS-ADLsev. We enrolled the first patient in the CONTACT trial in November 2009.

The CONSTELLATION Trial. The CONSTELLATION trial is a six-month randomized, double-blind, placebo-controlled Phase 3 trial of dimebon in approximately 570 patients with moderate-to-severe Alzheimer’s disease who are also taking Namenda. Patients are being enrolled in the United States, Canada and Europe, and will be randomized to receive either dimebon 20 mg three times daily or placebo in addition to their Namenda. The CONSTELLATION trial is designed to assess the potential benefits of adding dimebon to ongoing Namenda therapy on patients’ cognition, memory and ability to perform routine activities of daily living. The primary endpoints are the Severe Impairment Battery, or SIB, and the ADCS-ADLsev. We enrolled the first patient in the CONSTELLATION trial in October 2009.

Completed Huntington Disease Clinical Trial

In 2008, we announced top-line results of a randomized, double-blind, placebo-controlled Phase 2 clinical trial of dimebon in Huntington disease patients. The trial was conducted at 16 centers in the United States and the United Kingdom in collaboration with the Huntington Study Group, or HSG, a network of more than 250 experienced clinical trial investigators, coordinators and consultants from more than 60 academic and research institutions throughout the United States, Canada, Europe and Australia dedicated to clinical research of Huntington disease. The trial enrolled 90 patients with Huntington disease, with half randomized to dimebon 20 mg three times daily and the other half to placebo for a three-month dosing period. The primary endpoint of the trial was safety and tolerability. The secondary endpoint was efficacy, as measured by the MMSE, the cognition scale most widely used by clinicians to assess patients with neurodegenerative diseases, the UHDRS, a composite assessment tool that evaluates the impact of Huntington disease on cognition, motor function, behavior, overall function and level of independence, and the ADAS-cog, a cognition scale generally used in Alzheimer’s disease clinical trials.

In this study, dimebon was well tolerated and significantly improved cognitive function in Huntington disease patients compared to those treated with a placebo. The study met its primary endpoint of safety and tolerability; in addition, dimebon showed statistically significant benefit versus placebo in cognition as measured by the MMSE, a secondary endpoint in the study. However, dimebon failed to show a statistically significant benefit over placebo in this study on two other cognitive endpoints—the cognitive component of the UHDRS and the ADAS-cog. Results of this study were published in March 2010 in Archives of Neurology.

Dimebon was well tolerated in this trial. There were fewer patients reporting adverse events in the dimebon group than in the placebo group (70% vs. 80%). Huntington disease patients treated with dimebon had fewer falls (9%), a common problem in this patient population that often results in injury and associated health care costs, than did patients on placebo (16%). The most common adverse event in the dimebon group was headache, which occurred in 19% of treated patients compared to 7% of placebo patients. Headaches were generally mild in severity. Dry mouth and depressed mood were similar in both treated and placebo groups (4% and 7%, respectively).

Subgroup analysis data from the Phase 2 trial showed that dimebon’s positive effect on cognition, as measured by the MMSE, was 60% greater in the more cognitively impaired patients. The highest possible MMSE score is 30, which reflects the absence of any cognitive impairment. Because dimebon treatment resulted in improvement over baseline at the start of the trial and because patients with normal or near normal MMSE scores at baseline have little opportunity to improve, this analysis focused on the subgroup of patients with clear cognitive impairment (baseline MMSE scores ≤26) and found an almost 1.6 point improvement in the MMSE scores in the dimebon-treated group as compared to the placebo group (p=0.008).

Ongoing Phase 3 Huntington Disease Clinical Trial

We and Pfizer are enrolling patients in an ongoing Phase 3 clinical trial of dimebon in Huntington disease, known as the HORIZON trial. Given the negative results in the CONNECTION study, we are currently re-evaluating our approach to the clinical development of dimebon for Alzheimer’s disease and Huntington disease. This will be a complex analysis that will encompass scientific, clinical, regulatory and business issues. We do not know at this time which, if any, of our ongoing Phase 3 dimebon trials will be completed, or if Pfizer will elect to terminate our collaboration. If Pfizer elects to terminate our collaboration, we may be unable to fund the development costs on our own and may be unable to find a new collaborator, which could cause our dimebon program to fail. A more comprehensive discussion of the risks and uncertainties related to the development of dimebon, including our dependence on Pfizer for the continued development of dimebon, can be found in the section entitled “Risk Factors—Risks Related to our Product Development Candidates” under Item 1A of this Annual Report on Form 10-K.

The HORIZON Trial. The HORIZON trial is a six-month randomized, double-blind, placebo-controlled Phase 3 trial of dimebon in approximately 350 patients with Huntington disease. Patients are being enrolled in the United States, Europe and Australia, and will be randomized to receive either dimebon 20 mg three times daily or placebo. The HORIZON trial is designed to assess the potential benefits of dimebon on patients’ cognition and global function. The primary endpoints are the MMSE and the CIBIC-plus. We enrolled the first patient in the HORIZON trial in July 2009. Based on the subgroup analysis from our Phase 2 trial, we are enrolling only patients with MMSE scores of 26 or lower (i.e., those with clear cognitive impairment) in the HORIZON trial in an effort to enhance the chances of a positive outcome.

Orphan Drug Designation

The FDA has granted orphan drug designation to dimebon for the treatment of Huntington disease. Orphan drug designation is available to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Due to its receipt of orphan drug designation, if dimebon is approved for Huntington disease, it will be entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market dimebon for Huntington disease, except in very limited circumstances, for seven years. Orphan drug designation does not shorten the duration of the regulatory review or approval process.

Pfizer Inc. Collaboration Agreement

In September 2008, we announced a Collaboration Agreement with Pfizer. Due to the negative results in the CONNECTION study, Pfizer obtained the unilateral right to terminate our Collaboration Agreement at any time. We do not know whether or when Pfizer may choose to exercise this right. A more comprehensive discussion of the risks and uncertainties related to development of dimebon, including our dependence on Pfizer for the continued development of dimebon can be found in the section entitled “Risk Factors—Risks Related to Our Product Development Candidates” under Item 1A of this Annual Report on Form 10-K.

Under the Pfizer Collaboration Agreement, we and Pfizer will collaborate on development of dimebon for Alzheimer’s disease and Huntington disease for the United States market, including associated regulatory filings with the FDA. In addition, if approved by the FDA, following such approval and the launch of dimebon in the United States, we, at our option, and Pfizer have the right co-promote dimebon to specialty physicians in the United States, and Pfizer has the sole right to promote dimebon to primary care physicians in the United States. Pfizer will be responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States. Following a period of transition from our contract manufacturers to Pfizer, Pfizer has assumed responsibility for all manufacture of product for both clinical and commercial purposes. Both we and Pfizer have agreed not to commercialize for the treatment of specified indications any other products directed to the same primary molecular target as dimebon for a specified time period, subject to certain exceptions.

The agreement establishes several joint committees consisting of an equal number of representatives from both parties that operate by consensus to oversee the collaboration. In the event that a joint committee is unable to reach consensus on a particular issue, then, depending on the issue, a dispute may be decided at the joint committee level by the party with the final decision on the issue or escalated to senior management of the parties. If a dispute is escalated to senior management and no consensus is reached, then the dispute may be decided by the party to whom the contract grants final decision on such issue. Other issues can only be decided by consensus of the parties, and unless and until the parties’ representatives reach agreement on such issue, no decision on such issue will be made, and the status quo will be maintained.

Under the Pfizer Collaboration Agreement, Pfizer paid us an up-front cash payment of $225 million in the fourth quarter of 2008. We are also eligible to receive payments of up to $500 million upon the attainment of development and regulatory milestones plus additional milestone payments upon the achievement of certain net sales levels for the product. We and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share, and we and Pfizer will share profits (or losses) resulting from the commercialization of dimebon in the United States in such proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay us tiered royalties on the aggregate net sales of dimebon.

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

We are permitted to terminate the Collaboration Agreement for an uncured material breach by Pfizer. Pfizer has a right to terminate the Collaboration Agreement unilaterally at any time. In the event of our uncured material breach of the Collaboration Agreement, Pfizer may elect either to terminate the Collaboration Agreement or to keep the Collaboration Agreement in place, but terminate our right to participate in development, commercialization (other than co-promoting dimebon) and other activities for dimebon, including the joint committees and decision making for dimebon. However, such termination would not affect our financial return or, unless we commit an uncured material breach of our co-promotion obligations, our co-promotion rights. Following any termination of the Collaboration Agreement, all rights to develop and commercialize dimebon will revert to us, and Pfizer will grant a license to us to enable us to continue such development and commercialization, remain responsible for its ongoing financial and other obligations under the Collaboration Agreement for a transition period of six months following termination, and is obligated to supply product to us for a reasonable period, not to exceed to eighteen months following termination, on terms to be negotiated between the parties in good faith.

Our MDV300 Series Prostate Cancer Program

We own an exclusive, worldwide commercial license to a series of novel small molecules, referred to as the MDV300 series compounds. Our lead development candidate from the MDV300 series is a molecule we refer to as MDV3100, which is in Phase 3 development for a type of advanced prostate cancer known as castration-resistant prostate cancer, or CRPC. We are conducting this program in collaboration with Astellas.

Prostate Cancer Statistics

According to the American Cancer Society, prostate cancer is the most commonly diagnosed cancer among men in the United States, other than skin cancer. The American Cancer Society estimates that approximately 192,000 new cases of prostate cancer were diagnosed, and approximately 27,000 men died of prostate cancer, in the United States alone during 2009. Prostate cancer is thus the second-leading cause of cancer death in men in the United States, after lung cancer.

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

The Hormone-Sensitive State. Testosterone and other male sex hormones, known collectively as androgens, can fuel the growth of prostate cancer cells. Androgens exert their effects on prostate cancer cells by binding to and activating the androgen receptor, which is expressed in prostate cancer cells. When they first metastasize to distant sites, most prostate cancers depend on androgens for growth. These prostate cancers are known as hormone-sensitive cancers.

Accordingly, the leading therapies currently used for the treatment of metastatic prostate cancer are focused on diminishing, or antagonizing, the effects of androgens on prostate cancer cells. This effect is achieved through two separate approaches. The first approach uses drugs known as anti-androgens, which directly block the interaction of androgens with the androgen receptor. Casodex® (bicalutamide), sold by AstraZeneca PLC, is the largest selling of these drugs, with global annual sales of more than $800 million in 2009 according to the public disclosures of AstraZeneca PLC. The second approach is to reduce the amount of androgens produced in the body, primarily in the testes. This can be achieved surgically by removal of both testicles (orchiectomy) or through use of drugs known as luteinizing hormone-releasing hormone, or LHRH, agonists, which lower the native production of testosterone in the testicles (sometimes called chemical castration). Anti-androgens and LHRH agonists often are given in combination therapy, an approach known as a combined androgen blockade. However, because these therapies operate by reducing the ability of androgens to fuel the growth of prostate cancer cells, they generally are effective only on prostate cancers that remain hormone-sensitive—i.e., those that still depend on androgens for growth.

The Castration-Resistant State. Most metastatic prostate cancer initially is hormone-sensitive and thus responds to hormonal therapies. However, according to a study published in the October 7, 2004 issue of The New England Journal of Medicine, virtually all hormone-sensitive metastatic prostate cancer undergoes changes that convert it to the castration-resistant state in a median of 18-24 months after initiation of hormonal therapy. Once in this state, prostate cancers generally continue to grow in an androgen-dependent manner despite the reduction of testosterone production to very low (i.e., post-castration) levels. Prostate cancer in this state is known as castration-resistant prostate cancer, or CRPC. The switch from the hormone-sensitive to the castration-resistant state following initiation of hormonal therapy is generally determined based on either rising levels of prostate-specific antigen, or PSA, or documented disease progression as evidenced by imaging tests or clinical symptoms. Metastatic prostate cancer that has become castration-resistant is extremely aggressive; these patients have a median survival of only 10 to 16 months.

A primary reason that CRPC is so deadly is that it no longer responds to hormonal therapies that are effective in the hormone-sensitive state. To further complicate the situation, due to biological changes in prostate cancer that has entered the castration-resistant state, drugs that initially block the androgen receptor and inhibit growth of hormone-sensitive prostate cancer may have precisely the opposite effect and start to fuel the growth of CRPC. Agents are clearly needed to improve the treatment options for patients with CRPC.

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

Mechanism of Action

While MDV3100 operates through the androgen receptor pathway, it does so in a manner that is distinct from that of currently approved drugs targeting the androgen receptor. Prostate cancer growth requires the male sex hormone testosterone, which binds to the androgen receptor. When testosterone binds to the androgen receptor, the receptor moves into the nucleus of the prostate cancer cell. This is a process known as nuclear translocation. Once inside the nucleus of the cell, the androgen receptor binds to the cell’s DNA and stimulates prostate cancer growth. This is a process known as DNA binding.

An article published in May 2009 in Science described the discovery and novel mechanism of action of MDV3100. In the Science article, researchers using various preclinical models of CRPC provided evidence that MDV3100 (a) potently blocks the androgen receptor with greater binding affinity than Casodex, (b) impairs nuclear translocation and blocks DNA binding of the androgen receptor, one of the key steps required for androgen-dependent prostate cancer growth and a step not blocked by Casodex, and (c) induces death of castration-resistant prostate tumor cells, an effect not seen with Casodex. These properties potentially explain why MDV3100 has demonstrated beneficial effects in patients whose tumors are no longer responding to the currently available treatments for prostate cancer, including Casodex.

Ongoing Clinical Trials

Phase 1-2 Clinical Trial

In December 2008, we completed enrollment in an open-label Phase 1-2 clinical trial of MDV3100 in patients with CRPC. We enrolled 140 patients in seven dose groups, ranging from 30 mg per day to 600 mg per day, at several clinical sites in the United States, including Memorial Sloan-Kettering Cancer Center in New York. Of the 140 patients, 65 had previously failed chemotherapy and 75 were chemotherapy-naïve. Patients are permitted to remain on study drug until their disease progresses (by biochemical, radiographic or clinical criteria) or until they cease tolerating the drug. Patients enrolled in the trial were heavily pretreated, with 77% having failed two or more lines of prior hormonal therapy and 43% having also failed prior chemotherapy. All patients had progressive disease upon enrollment into the trial. The study endpoints include safety, tolerability, pharmacokinetics, circulating tumor cell, or CTC, counts, serum prostate-specific antigen, or PSA, levels, radiographic change in soft tissue and bony metastases, and time on treatment.

In June 2009, we presented efficacy and safety data covering all 140 patients enrolled in the trial at the American Society of Clinical Oncology, or ASCO, 2009 Annual Meeting. The data presented at ASCO reported the study results as of April 1, 2009. These data confirmed earlier data from the trial, showing that in the 140 men enrolled in this trial, including both men who had failed prior chemotherapy and men who were chemotherapy-naïve, MDV3100 consistently demonstrated anti-tumor activity across dose levels and endpoints, as evaluated by reductions in PSA levels, radiographic findings and CTC counts.

MDV3100 produced significant PSA declines (50% or more from baseline) and radiographic control (partial response or stable disease) in both chemotherapy naïve and post-chemotherapy patients, as follows (data as of April 1, 2009):

	PSA response > 50%	Radiographic control: soft tissue lesions (partial response or stable disease)	Radiographic control: bony lesions (stable disease)
Chemotherapy naïve	62%	80%	63%
Post-chemotherapy	51%	65%	51%

The median time to PSA progression was 6.1 months for post-chemotherapy patients, and not yet reached for chemotherapy-naïve patients. In addition, the median time to radiographic progression was 6.6 months for post-chemotherapy patients, and not yet reached for chemotherapy-naïve patients.

Almost all patients with favorable CTC counts of four or less at the start of treatment maintained favorable counts while on MDV3100 treatment (91% of evaluable chemotherapy naïve patients and 91% of evaluable post-chemotherapy patients). Importantly, a significant number of patients with unfavorable CTC counts of five or higher at baseline converted to favorable counts of less than five following MDV3100 treatment (75% of chemotherapy naïve patients and 37% of post-chemotherapy patients). This CTC conversion rate is important in light of a study published in the October 2008 issue of Clinical Cancer Research, in which post-treatment conversion to a CTC count below five was associated with a 15-month survival benefit in CRPC patients.

MDV3100 has been generally well tolerated in this trial at doses of up to and including 240 mg/day. The most frequently reported adverse event was fatigue. Seizures were observed in two patients, one each at doses of 600 and 360 mg/day. Both patients were taking concomitant medications that can cause seizures. A possible but unwitnessed seizure was reported in a patient taking a dose of 480 mg/day.

The AFFIRM Trial

In September 2009, we enrolled the first patient in a randomized, double-blind, placebo-controlled Phase 3 study, known as the AFFIRM trial, of MDV3100 in approximately 1,200 patients with CRPC who have failed prior chemotherapy. Patients will be enrolled in the United States, Canada, Europe, South America, Australia and South Africa, and will be randomized to receive either MDV3100 160 mg per day or placebo. The primary endpoint is overall survival.

The Astellas Collaboration Agreement

Our global development and commercialization agreement with Astellas became effective in October 2009. Under the Astellas Collaboration Agreement, we and Astellas agreed to collaborate on the development of MDV3100 for prostate cancer for the United States market, including associated regulatory filings with the FDA. In addition, if approved by the FDA, following such approval and the launch of MDV3100 in the United States, we, at our option, and Astellas have the right to co-promote MDV3100 in the United States. Astellas is responsible for development of, seeking regulatory approval for, and commercialization of MDV3100 outside the United States. Astellas will be responsible for commercial manufacture of MDV3100 on a global basis. Both Medivation and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as MDV3100 for the treatment of specified indications for a specified time period, subject to certain exceptions.

We and Astellas share the costs of developing and commercializing MDV3100 for the United States market on a 50%/50% basis, and we and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States in such proportions. Costs of clinical trials supporting development in both the United States and in either Europe or Japan, including the ongoing AFFIRM trial, are borne two-thirds by Astellas and one-third by us. Outside the United States, Astellas will bear all development and commercialization costs and will pay us tiered, double-digit royalties on the aggregate net sales of MDV3100.

Under the Astellas Collaboration Agreement, Astellas paid us a non-refundable, up-front cash payment of $110.0 million in November 2009, ten percent of which we paid to the academic institution from which we licensed our rights to MDV3100. We are also entitled to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. We are required to share 10% of the up-front payment and any development milestone payments received under the Astellas Collaboration Agreement with the academic institution from which we licensed our rights to MDV3100. We paid 10% of the up-front payment, or $11.0 million, to the academic institution in the fourth quarter of 2009.

Each of Medivation and Astellas is permitted to terminate the Astellas Collaboration Agreement for an uncured material breach by the other party or for the insolvency of the other party. Astellas has a right to terminate the Astellas Collaboration Agreement unilaterally by advance written notice to us, but, except in certain specific circumstances, generally cannot exercise that termination right until the first anniversary of MDV3100’s first commercial sale. Following any termination of the Astellas Collaboration Agreement in its entirety, all rights to develop and commercialize MDV3100 will revert to us, and Astellas will grant a license to us to enable us to continue such development and commercialization. In addition, except in the case of a termination by Astellas for our uncured material breach, Astellas will supply MDV3100 to us during a specified transition period.

Intellectual Property

As of December 31, 2009, we owned issued patents in the United States and Europe claiming the use of dimebon and certain related compounds to treat neurodegenerative diseases, an issued patent in the United States claiming the use of dimebon to treat Alzheimer’s disease, and issued foreign counterpart patents in Canada and Hong Kong. The U.S. and European patents expire in October 2016. However, if we succeed in receiving regulatory approval to sell dimebon, under current laws our U.S. and European patent protection for dimebon for the first approved indication may be eligible for extension for up to five additional years. We also own multiple pending patent applications claiming, among other things, the use of dimebon to treat Huntington disease and other indications, and numerous novel dimebon-like molecules. We own all of the above dimebon intellectual property and have full control over prosecution and enforcement against potential infringers, subject to the terms of our Collaboration Agreement with Pfizer in the case of intellectual property we have sublicensed to Pfizer. In addition, we have an exclusive license to multiple pending patent applications covering the MDV300 series compounds, including our lead development candidate MDV3100, and their uses in the treatment and prevention of disease. We intend to prosecute our owned intellectual property, and request that our licensors prosecute our licensed intellectual property, in the United States, Europe and other jurisdictions that we deem appropriate.

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

Regulatory approval will be required in all markets in which we, or our partners, including Pfizer and Astellas, seek to test and market our drug candidates. At a minimum, approval requires evaluation of data relating to quality, safety and efficacy of a product for its proposed use. The specific types of data required and the regulations relating to these data differ depending on the territory, the drug involved, the proposed indication and the stage of development.

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

In addition to regulatory review, a clinical trial involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body differ from country to country. In the U.S., for example, each clinical trial is conducted under the auspices of an Institutional Review Board at the institution at which the clinical trial is conducted. This board considers among other things, the design of the clinical trial, ethical factors, the safety of the human subjects and the possible liability risk for the institution. Equivalent rules apply in each member state of the E.U., where one or more independent ethics committees that typically operate similarly to an Institutional Review Board will review the ethics of conducting the proposed research. Other authorities elsewhere in the world have slightly differing requirements involving both execution of clinical trials and import or export of pharmaceutical products. It is our responsibility to ensure that we conduct our business in accordance with the regulations of each relevant territory.

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

In order to gain marketing approval, we must submit an application to the relevant authority for review, which is known in the U.S. as an NDA and in the E.U. as a marketing authorization application or MAA. The format is usually specified by each authority, although in general it will include information on the quality, chemistry, manufacturing and pharmaceutical aspects of the product and non-clinical and clinical data. The FDA undertakes such reviews for the U.S. In the E.U., there is, for many products, a choice of two different authorization routes: centralized and decentralized. Under the centralized route, one marketing authorization is granted for the entire E.U., while under the decentralized route a series of national marketing authorizations are granted. In the centralized system, applications are reviewed by members of the Committee for Medicinal Products for Human Use, on behalf of the EMEA. The EMEA will, based upon the review of the Committee for Medicinal Products for Human Use, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, we can choose to use the decentralized route, in which case the application will be reviewed by each member state’s regulatory agency. If the regulatory agency grants the authorization, other member states’ regulatory authorities are asked to “mutually recognize” the authorization granted by the first member state’s regulatory agency.

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

Competition

The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four branded drugs and one generic drug currently marketed to treat Alzheimer’s disease. These drugs are all dosed once or twice per day, while dimebon dosing is three times daily in all of our completed and ongoing Alzheimer’s disease and Huntington disease clinical trials. This difference in dosing regimen may make dimebon less competitive than alternative drugs if dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, one of the four branded Alzheimer’s disease drugs has already lost patent protection, and the other three branded drugs are expected to lose patent protection between 2010 and 2015. Such loss of patent protection typically results in the entry of generic competition for, and significant reductions in the commercial pricing of, those approved drugs. A generic version of one Alzheimer’s disease drug received FDA marketing approval in 2008. This development would put significant competitive pressure on the prices we or our potential partners could charge for dimebon should it ever be approved. Companies marketing currently approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Novartis AG and Johnson & Johnson. Pfizer also already markets a currently approved Alzheimer’s disease drug. In addition, in October 2009 Pfizer merged with Wyeth, Inc., which is co-developing an Alzheimer’s disease product candidate that, like dimebon, is currently in Phase 3 development. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and CRPC, including compounds already in Phase 3 clinical trials. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved, including an investigational chemotherapy drug from sanofi-aventis which demonstrated an overall survival benefit in a Phase 3 CRPC trial reported in March 2010, a prostate cancer vaccine from Dendreon which demonstrated an overall survival benefit in CRPC patients and has an application for approval pending with the FDA, and an investigational hormonal drug from Johnson & Johnson which, like MDV3100, operates through the androgen receptor pathway and is ahead of MDV3100 in clinical development. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. Even if dimebon were ever to receive marketing approval, the negative data from the CONNECTION trial could be included in the product label, which could make dimebon less attractive to physicians and patients than other products that are currently, or that in the future may be, approved for Alzheimer’s disease, which could limit potential sales of dimebon. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third- party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we, Pfizer, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

Research and Development Expenses

A significant portion of our operating expenses is related to research and development, and we intend to maintain our strong commitment to research and development. For the years ended December 31, 2009, 2008 and 2007, we recorded $87.7 million, $54.9 million and $23.4 million, respectively, in research and development expenses. More information regarding our research and development expenses can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report on Form 10-K.

Manufacturing

Our business strategy is to use cGMP-compliant contract manufacturers for manufacture of clinical supplies as well as for commercial supplies if required by our commercialization plans, and to transfer manufacturing responsibility to our corporate partners when possible.

The dimebon tablets and matching placebos we used in the Russian Study were produced by a Russian company that is licensed by the Russian government to manufacture dimebon tablets for human use in Russia and that engaged in such manufacture for several years. The dimebon tablets and matching placebos used in the CONNECTION study, the Safety Study, the Phase 2 Huntington disease study, and all of our other completed and ongoing clinical trials in both Alzheimer’s disease and Huntington disease were manufactured by cGMP compliant contract manufacturers in the U.S. and Western Europe or by our partner Pfizer. Pursuant to our Collaboration Agreement, Pfizer has assumed substantially all manufacturing responsibility for dimebon, including clinical and commercial manufacturing capacity. Should Pfizer elect to terminate our collaboration agreement, we would have the right to require Pfizer to continue to supply us with dimebon for a reasonable period of time not to exceed eighteen months following the date Pfizer terminates the collaboration, on terms to be negotiated in good faith.

The MDV3100 being used in our ongoing Phase 1-2 clinical trial in CRPC and in the AFFIRM trial was manufactured by cGMP-compliant contract manufacturers. Pursuant to our Collaboration Agreement, Astellas has agreed to assume manufacturing responsibility for MDV3100, including clinical and commercial manufacturing capacity, after we complete transfer of those responsibilities to Astellas. We have not yet manufactured MDV3100 at commercial scale. Based on currently available information, we believe that MDV3100 drug product can be manufactured at commercial scale on a cost-effective basis. However, we caution you that this is a forward-looking statement and that we cannot guarantee that we will be able to complete this work on a timely basis or at all.

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

Employees

As of December 31, 2009, we had 98 employees.

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

Risks Related to Our Business

We have incurred net losses since inception, expect to incur additional losses in the future as we expand our development activities and may never achieve sustained revenues or profitability. Our only revenue to date has been collaboration revenue under our collaboration agreements with Pfizer and with Astellas. We have not completed development of any of our product candidates and do not expect that any of our present or future product candidates will be commercially available for a number of years, if at all. We have incurred losses since inception and expect to continue to incur substantial additional losses for the foreseeable future as we continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. We do not know when or if we will ever generate any additional revenue, including any milestone payments, profit sharing payments or royalty payments under our collaboration agreements with Pfizer and Astellas, or become profitable because of the significant uncertainties with respect to our ability to generate product revenue from, and obtain approval from the FDA for, any of our current or future product candidates.

Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed our operations primarily through the sale of our debt and equity securities, and from up-front license payments and cost-sharing payments received pursuant to our collaborative arrangements with third parties. As of December 31, 2009 we had cash, cash equivalents and short-term investments of $278.2 million available to fund operations. Based upon our current expectations, we believe our capital resources at December 31, 2009 will be sufficient to fund our currently planned operations beyond the next twelve months. This estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash reserves. Our future capital requirements will depend on many factors, including without limitation:

•	whether Pfizer terminates our collaboration agreement, which it obtained the right to do at any time as a result of the negative results in the CONNECTION study;

•	whether any changes are made to the scope of our ongoing clinical development of dimebon as a result of the negative results in the CONNECTION study or other factors;

•	the scope and results of our and our corporate partners’ preclinical and clinical trials;

•

whether we experience delays in our preclinical and clinical development programs, including potential delays in or inability to recruit patients into our ongoing dimebon trials as a result of the negative results in the CONNECTION study, or slower than anticipated product development;

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

•	expenses associated with the pending and potential additional related purported securities class action lawsuits, as well as any unforeseen litigation; and

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

Our business strategy depends on our ability to identify and acquire additional product candidates which we may never acquire or identify for reasons that may not be in our control, or are otherwise unforeseen or unforeseeable to us. A key component of our business strategy is to diversify our product development risk by identifying and acquiring new product opportunities for development. However, we may not be able to identify promising new technologies. In addition, the competition to acquire promising biomedical technologies is fierce, and many of our competitors are large, multinational pharmaceutical, biotechnology and medical device companies with considerably more financial, development and commercialization resources and experience than we have. Thus, even if we succeed in identifying promising technologies, we may not be able to acquire rights to them on acceptable terms or at all. If we are unable to identify and acquire new technologies, we will be unable to diversify our product risk. We believe that any such failure would have a significant negative impact on our prospects because the risk of failure of any particular development program in the pharmaceutical field, including our ongoing dimebon and MDV3100 development programs, is high.

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

Risks Related to Our Product Development Candidates

We are currently reassessing our future approach to the clinical development of our product candidate dimebon, which is currently in Phase 3 development for both Alzheimer’s and Huntington diseases. Because dimebon failed to meet any of its primary and secondary efficacy endpoints in the CONNECTION study of dimebon for mild-to-moderate Alzheimer’s disease, we and Pfizer have begun a comprehensive analysis of the data from the CONNECTION study to determine how it may impact our ongoing dimebon development program. In addition, based on the negative results of the CONNECTION study, Pfizer obtained the unilateral right to terminate the dimebon Collaboration Agreement between our companies. If we and Pfizer, or either of us individually, determine that future clinical development of dimebon should be curtailed or abandoned, our potential future milestone payments and potential future revenues from the potential commercialization of dimebon would be reduced or eliminated.

Given the negative results in the CONNECTION trial, our existing dimebon clinical development plan, even if completed successfully, may be inadequate to obtain approval in mild-to-moderate Alzheimer’s disease. In February 2008, the FDA expressed to us its view that our Russian Study could be used as one of the two pivotal registration studies required to support the approval of dimebon to treat mild-to-moderate Alzheimer’s disease, so long as a significant proportion of the sites in the CONNECTION trial, which was designed to confirm the results of the Russian Study, were located in the United States. At the time of expressing that view, the FDA had not yet performed an in-depth review of the then-existing dimebon data, including the data from the Russian Study, so its views remained subject to change. While approximately 40% of the patients enrolled in the CONNECTION trial were from the United States, the trial failed in its objective of replicating the results of the Russian Study. Thus, even if we successfully complete other dimebon Alzheimer’s disease trials, the FDA may not accept the Russian Study as pivotal. Furthermore, even if the FDA does accept the Russian Study as pivotal, our dimebon development program includes only one other Phase 3 study in mild-to-moderate Alzheimer’s disease—the CONCERT study, which is evaluating dimebon in combination with Aricept, compared to Aricept alone, over a one-year treatment period. The FDA may conclude that those two studies together are inadequate to support the approval of dimebon to treat mild-to-moderate Alzheimer’s disease. Comparable regulatory agencies in other countries may reach similar conclusions. Were this to occur, we may never be able to obtain approval of dimebon to treat mild-to-moderate Alzheimer’s disease, which constitutes the largest segment of the total Alzheimer’s disease market.

Our product candidates require extensive, time-consuming and expensive preclinical and clinical testing to establish safety and efficacy. We may never attract additional partners for our technologies or receive marketing approval in any jurisdiction. The research and development of pharmaceuticals is an extremely risky industry. Only a small percentage of product candidates that enter the development process ever receive marketing approval. Except for dimebon’s approval in Russia as an antihistamine, which is not a commercially attractive opportunity for us, none of our product candidates is currently approved for sale anywhere in the world, and none of them may ever receive such approval. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain marketing approval is expensive and uncertain and takes many years. If we are unable to complete preclinical or clinical trials of any of our current or future product candidates, or if the results of these trials are not satisfactory to convince regulatory authorities or partners of their safety or efficacy, we will not be able to obtain marketing approval or attract additional partners for those product candidates. Furthermore, even if we or our partners are able to obtain marketing approvals for any of our product candidates, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. If this occurs, our business will be materially harmed and our ability to generate revenue will be severely impaired.

Positive results in the Russian Study were not predictive of results in the CONNECTION study, which was designed as a confirmatory study, and positive results seen in any of our other clinical trials, including our Phase 2 clinical trial of dimebon in Huntington disease and our Phase 1-2 clinical trial of MDV3100 in CRPC, may not be predictive of future clinical trial results. The CONNECTION study was designed expressly to replicate the positive results seen in the Russian Study but failed to do so. As evidenced by this example, even where we achieve positive results in clinical trials, subsequent clinical trials may fail, even if those subsequent trials are designed very similarly to their predecessors. Accordingly, despite the positive results seen in our Phase 2 clinical trial of dimebon in Huntington disease, our ongoing Phase 3 HORIZON trial of dimebon in Huntington disease may fail, and despite the positive results seen to date in our Phase 1-2 trial of MDV3100 in CRPC, our ongoing Phase 3 AFFIRM trial of MDV3100 in CRPC may fail. In addition, despite the positive results seen in our Russian Study, any or all of our ongoing Phase 3 clinical trials in Alzheimer’s disease may fail. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy traits despite having progressed successfully through prior stages of preclinical and clinical testing. In addition, we do not know whether interim results from any of our ongoing clinical trials, including the results to date in our Phase 1-2 clinical trial of MDV3100 in CRPC, will be predictive of final results of any such trial.

We are dependent upon our collaborative relationships with Pfizer and Astellas to further develop, manufacture and commercialize dimebon and MDV3100, respectively. There may be circumstances that delay or prevent Pfizer’s or Astellas’ ability to develop, manufacture and commercialize dimebon or MDV3100, respectively, or give rise to Pfizer’s or Astellas’ ability to terminate our agreements with each of them. In September 2008, we announced that we had entered into a collaboration agreement with Pfizer for the development, manufacture and commercialization of dimebon to treat Alzheimer’s disease and Huntington disease. Under the agreement, Pfizer is responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States and is responsible globally for all manufacture of product for both clinical and commercial purposes. In the United States, we and Pfizer are responsible for jointly developing and commercializing dimebon, and we will share the costs, profits and losses on a 60%/40% basis, with Pfizer assuming the larger share. Under the terms of the agreement, Pfizer has the unilateral right to terminate the agreement at any time based on the negative results of the CONNECTION trial. In October 2009, we announced that we had entered into a collaboration agreement with Astellas for the development, manufacture and commercialization of MDV3100 to treat prostate cancer. Under the agreement, Astellas is responsible for developing, seeking regulatory approval for, and commercializing MDV3100 outside the United States and, following a transition period, is responsible globally for all manufacture of product for both clinical and commercial purposes. We and Astellas are jointly responsible for developing, seeking regulatory approval for, and commercializing MDV3100 in the United States. We and Astellas will share equally the costs, profits and losses arising from development and commercialization of MDV3100 in the United States. For clinical trials useful both in the United States and in Europe or Japan, including the ongoing Phase 3 AFFIRM trial, we will be responsible for one-third of the total costs and Astellas will be responsible for the remaining two-thirds.

We are subject to a number of risks associated with our dependence on our collaborative relationships with Pfizer and Astellas, including:

•

the rights of Pfizer or Astellas to terminate the respective collaboration agreement with us on limited notice for convenience (subject to certain limitations in the case of Astellas), or for other reasons specified in the respective collaboration agreements;

•

the need for us to identify and secure on commercially reasonable terms the services of third parties to perform key activities currently performed by Pfizer and Astellas in the event that either or both of our partners were to terminate their collaborations with us, including clinical and commercial manufacturing, development activities outside of the United States and commercialization activities globally;

•	adverse decisions by Pfizer or Astellas regarding the amount and timing of resource expenditures for the development and commercialization of dimebon or MDV3100, respectively;

•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy;

•	changes in key management personnel that are members of each collaboration’s various committees; and

•

possible disagreements with Pfizer or Astellas, including those regarding the development and/or commercialization of products, interpretation of the collaboration agreement and ownership of proprietary rights.

Due to these factors and other possible disagreements with Pfizer or Astellas, we may be delayed or prevented from further developing, manufacturing or commercializing dimebon or MDV3100, respectively, or we may become involved in litigation or arbitration, which would be time consuming and expensive.

If Pfizer or Astellas were to unilaterally terminate our collaborative relationship, we would need to undertake development, manufacturing and marketing activities for dimebon or MDV3100, respectively, solely at our own expense and/or seek another partner for some or all of these activities, worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, might limit the indications we are able to pursue and could prevent us from effectively developing and commercializing dimebon and MDV3100. If we sought to find another pharmaceutical company partner for some or all of these activities, we may not be successful in such efforts, or they may result in a collaboration that has us expending greater funds and efforts than our current relationships with Pfizer and Astellas.

We are dependent on the efforts of, and funding by, Pfizer and Astellas for the development of dimebon and MDV3100, respectively. Under the terms of both the Pfizer collaboration agreement and the Astellas collaboration agreement, we and each of Pfizer and Astellas must agree on any changes to the development plan for dimebon or MDV3100, respectively, that is set forth in each agreement. If we and Pfizer or we and Astellas cannot agree on any such changes, clinical trial progress could be significantly delayed or halted. Pfizer is free to terminate our collaboration agreement at its discretion on limited notice to us. If Pfizer terminates its co-funding of dimebon development, we may be unable to fund the development and commercialization costs on our own and may be unable to find a new collaborator, which could cause our business to fail. If Pfizer does not exercise its right to terminate our collaboration agreement and desires to change the development plan for dimebon, we may be asked to agree to a revised development plan that does not prioritize the development of dimebon for Alzheimer’s disease or Huntington disease in order to continue receiving funding from Pfizer for the development and commercialization of dimebon. Subject to certain limitations set forth in the Astellas Collaboration Agreement, Astellas is generally free to terminate the Astellas agreement at its discretion on limited notice to us. If Astellas terminates its co-funding of MDV3100 commercialization, we may be unable to fund the development and commercialization costs on our own and may be unable to find another partner, which could cause our business to fail. Similarly, in the event of an uncured material breach of the Astellas agreement by us, Astellas may elect to terminate the agreement, in which case all rights to develop and commercialize MDV3100 will revert to us. We may be unable to fund the continued development and commercialization of MDV3100 on our own and may be unable to find another partner, which could cause our business to fail. In the event of an uncured material breach of the Pfizer agreement by us, Pfizer may elect either to terminate the agreement or to keep the agreement in place, but terminate our right to participate in development, commercialization (other than co-promoting dimebon, which right Pfizer may terminate only if our uncured material breach pertains to our exercise of that right) and other activities for dimebon, including the joint committees and decision making for dimebon. If Pfizer terminates our right to participate in such activities, we would be entirely dependent on Pfizer’s actions with respect to the development and commercialization of dimebon. In addition, under the Pfizer agreement, Pfizer is solely responsible for the development and regulatory approval of dimebon outside the United States, so we are entirely dependent on Pfizer for the successful completion of those activities. Similarly, under the Astellas agreement, Astellas is solely responsible for the development and regulatory approval of MDV3100 outside the United States, so we are entirely dependent on Astellas for the successful completion of those activities.

The financial returns to us, if any, under our collaboration agreements with Pfizer and Astellas depend in large part on the achievement of development and commercialization milestones, plus a share of any profits from any product sales in the United States and royalties on any product sales outside of the United States. Therefore, our success, and any associated financial returns to us and our investors, will depend in large part on the performance of Pfizer and Astellas under each respective agreement. If Pfizer or Astellas fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of dimebon or MDV3100, respectively, would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason.

We are dependent on the efforts of Pfizer and Astellas to market and promote dimebon and MDV3100, respectively. Under our collaboration with Pfizer, we and Pfizer have the right to co-promote dimebon to specialty physicians in the United States and Pfizer has the sole right to promote dimebon to primary care physicians in the United States. Outside the United States, Pfizer has the sole right to promote dimebon. We are thus solely dependent on Pfizer to successfully promote dimebon to primary care physicians in the United States and to all customers outside of the United States and are partially dependent on Pfizer to successfully promote dimebon to specialty physicians in the United States. Under our collaboration with Astellas, we and Astellas have the right to co-promote MDV3100 to all customers in the United States, and Astellas has the sole right to promote MDV3100 to all customers outside of the United States. We are thus partially dependent on Astellas to successfully promote MDV3100 in the United States and solely dependent on Astellas to successfully promote MDV3100 to all customers outside of the United States. We have limited ability to direct Pfizer or Astellas in its commercialization of dimebon or MDV3100, respectively, in any country, including the United States. If Pfizer or Astellas fail to adequately market and promote dimebon or MDV3100, respectively, whether inside or outside of the United States, we may be unable to obtain any remedy against Pfizer or Astellas. If this were to happen, sales of dimebon or MDV3100, respectively, may be harmed, which would negatively impact our business, results of operations, cash flows and liquidity.

We are dependent on Pfizer and Astellas to manufacture clinical and commercial requirements of dimebon and MDV3100, respectively, which could result in the delay of clinical trials or regulatory approval or lost sales. Under both of our agreements with each of Pfizer and Astellas, after a transition period, Pfizer and Astellas have the primary right and responsibility to supply dimebon and MDV3100, respectively, for clinical trials and all commercial requirements. We transitioned substantially all of the manufacturing obligations for dimebon to Pfizer in 2009, and are in the process of transitioning the manufacturing obligations for MDV3100 to Astellas. Consequently, we are, and expect to remain, dependent on Pfizer and Astellas to manufacture dimebon and MDV3100, respectively. In the event that Pfizer terminates the dimebon collaboration, at our request it will supply us with dimebon for clinical and commercial use for a reasonable period of time not to exceed eighteen months following its notice of termination, on terms to be negotiated by the parties in good faith. Pfizer or Astellas may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance, and shortage of qualified personnel. Pfizer or Astellas may not perform as agreed or may default in their obligations to supply clinical trial supplies and/or commercial product. Pfizer or Astellas may fail to deliver the required quantities of our products or product candidates on a timely basis. Any such failure by Pfizer or Astellas could delay our future clinical trials and our applications for regulatory approval, or could impair our ability to meet the market demand for dimebon or MDV3100, respectively, and therefore result in decreased sales. If Pfizer or Astellas does not adequately perform, we may be forced to incur additional expenses, delays, or both, to arrange for other third parties to manufacture products on our behalf, as we do not have any internal manufacturing capabilities.

If Pfizer’s or Astellas’ business strategies change, any such changes may adversely affect our collaborative relationships with each party. Either Pfizer or Astellas may change its business strategy. Decisions by either Pfizer or Astellas to either reduce or eliminate its participation in the Alzheimer’s field or prostate cancer field, respectively, to emphasize other competitive agents currently in its portfolio at the expense of dimebon or MDV3100, respectively, or to add additional competitive agents to its portfolio, could reduce its financial incentives to continue to develop, seek regulatory approval for, or commercialize dimebon or MDV3100, respectively. For example, in October 2009 Pfizer completed its acquisition of Wyeth, which is co-developing an Alzheimer’s disease product candidate that, like dimebon, is currently in Phase 3 development. A change in Pfizer’s business strategy as a result of the Wyeth acquisition or for other reasons, including the negative results of the CONNECTION study, may adversely affect activities under our collaboration agreement with Pfizer, which could cause significant delays and funding shortfalls impacting the activities under the collaboration and seriously harming our business. In addition, Astellas has partnered with us based in part on Astellas’ desire to use MDV3100 as a component of building a global oncology franchise, which Astellas presently does not have. If Astellas’ strategic objective of building a global oncology franchise were to change, such change could negatively impact any commercial prospects of MDV3100.

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

•

negative or inconclusive results from a preclinical test or clinical trial, such as the negative results from the CONNECTION trial reported in March 2010, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are ongoing or have been completed and were successful;

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

Enrollment and retention of patients in clinical trials is often an expensive and time-consuming process, could be made more difficult or rendered impossible by multiple factors outside our control, including the negative results from the CONNECTION trial reported in March 2010 and the potential availability of competing drugs for the treatment of CRPC, and could result in significant delays, cost overruns, or both, in our product development activities, or could result in the failure of such activities. We may encounter delays in enrolling a sufficient number of patients to complete our clinical trials, and the negative results of the CONNECTION study may make it more difficult for us to enroll patients in other dimebon clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. For example, to be successful in our ongoing Phase 3 AFFIRM study of MDV3100 in castration-resistant prostate cancer, MDV3100 must demonstrate a statistically significant difference in survival between MDV3100-treated and placebo-treated patients. If one or more other treatments for castration-resistant prostate cancer becomes available, either commercially or on a compassionate use basis, before completion of the AFFIRM trial, patients could elect to leave our trial and switch to an alternative treatment. The survival of these patients continues to be included in the analysis of the AFFIRM trial despite the fact that they have dropped out. Thus, use of other treatments by these patients could make it more difficult for the AFFIRM trial to succeed if such treatments prolong survival. Furthermore, because patients in the AFFIRM trial have a one-third chance of being randomized to placebo, the availability of competing treatments may make it more difficult, or impossible, to complete enrollment in our trial. Such potential competing treatments include an investigational chemotherapy drug from sanofi-aventis which demonstrated an overall survival benefit in a Phase 3 CRPC trial reported in March 2010 a prostate cancer vaccine from Dendreon which demonstrated an overall survival benefit in CRPC patients and has an application for approval pending with the FDA, and an investigational hormonal drug from Johnson & Johnson which, like MDV3100, operates through the androgen receptor pathway and is ahead of MDV3100 in clinical development. Delays or failures in planned patient enrollment and/or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop dimebon, MDV3100 or any other product candidates, or could render further development impossible.

If our product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices and other applicable regulatory standards, they will not be commercially successful. All pharmaceutical and medical device products in the United States, Europe and other countries must be manufactured in strict compliance with current good manufacturing practices, or cGMP, and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical and medical device products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We face the risk that our contract manufacturers may have interruptions in raw material supplies, be unable to comply with strictly enforced regulatory requirements, or for other reasons beyond their or our control, be unable to complete their manufacturing responsibilities on time, on budget, or at all. Under our collaboration agreements with Pfizer and Astellas, Pfizer and Astellas are responsible for all manufacture of dimebon and MDV3100, respectively, for commercial purposes, but we cannot guarantee that either Pfizer or Astellas will be able to manufacture dimebon or MDV3100, respectively, in a timely manner or at all. Furthermore, neither dimebon nor MDV3100 has been manufactured at commercial-scale under cGMP- compliant conditions. In the event that Pfizer elects to terminate our dimebon collaboration agreement, following a period of transition assistance from Pfizer, we will be responsible for manufacturing dimebon or finding a different third party to manufacture dimebon and neither we nor any other third party have experience manufacturing dimebon at commercial scale under cGMP-compliant conditions. We thus cannot guarantee that commercial-scale cGMP manufacture of dimebon and/or MDV3100 will be possible, on a cost-effective basis or at all, which would materially and adversely affect the value of these programs.

Any of our product development candidates that receive marketing approval will face significant competition from other approved products, including generic products and products with more convenient dosing regimens, and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four branded drugs and one generic drug currently marketed to treat Alzheimer’s disease. These drugs are all dosed once or twice per day, while dimebon dosing is three times daily in all of our completed and ongoing Alzheimer’s disease and Huntington disease clinical trials. This difference in dosing regimen may make dimebon less competitive than alternative drugs if dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, one of the four branded Alzheimer’s disease drugs has already lost patent protection, and the other three branded drugs are expected to lose patent protection between 2010 and 2015. Such loss of patent protection typically results in the entry of generic competition for, and significant reductions in the commercial pricing of, those approved drugs. A generic version of one Alzheimer’s disease drug received FDA marketing approval in 2008. This development would put significant competitive pressure on the prices we or our potential partners could charge for dimebon should it ever be approved. Companies marketing currently approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Novartis AG and Johnson & Johnson. Pfizer also already markets a currently approved Alzheimer’s disease drug. In addition, in October 2009 Pfizer merged with Wyeth, which is co-developing an Alzheimer’s disease product candidate that, like dimebon, is currently in Phase 3 development. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and CRPC, including compounds already in Phase 3 clinical trials. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved, including an investigational chemotherapy drug from sanofi-aventis which demonstrated an overall survival benefit in a Phase 3 CRPC trial reported in March 2010, a prostate cancer vaccine from Dendreon which demonstrated an overall survival benefit in CRPC patients and has an application for approval pending with the FDA, and an investigational hormonal drug from Johnson & Johnson which, like MDV3100, operates through the androgen receptor pathway and is ahead of MDV3100 in clinical development. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. Even if dimebon were ever to receive marketing approval, the negative results from the CONNECTION trial could be included in the product label, which could negatively affect dimebon’s ability to compete. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we, Pfizer, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

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

We may be subject to product liability or other litigation, which could result in an inefficient allocation of our critical resources, delay the implementation of our business strategy and, if successful, materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby. Our business exposes us to the risk of product liability claims that is inherent in the development of pharmaceutical products. If any of our product candidates harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, corporate partners or others. We have product liability insurance covering our ongoing clinical trials, but do not have insurance for any of our other development activities. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by any of our product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Any litigation to which we are subject, including the purported securities class action lawsuit described in the section entitled “Legal Proceedings” under Item 3 of this Annual Report on Form 10-K, could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

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

In the future, we may be a party to litigation to protect our intellectual property or to defend our activities in response to alleged infringement of a third party’s intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation, or a narrowing of the scope, of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to litigate and resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	discontinue our products that use or are covered by the challenged intellectual property; or

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all.

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

We may become involved in disputes with Pfizer, Astellas or potential future collaborators over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant impact on our business. Inventions discovered under research, material transfer or other such collaborative agreements, including our collaboration agreements with Pfizer and Astellas, may become jointly owned by us and the other party to such agreements in some cases and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and scientific advisors generally have contractual rights to publish our data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.

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

Risks Related to Ownership of Our Common Stock

We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may direct management’s time and attention from our business and operations. On March 9, 2010 a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by us related to dimebon. The plaintiff alleges, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiff seeks to represent a class of stockholders who purchased our common stock between July 17, 2008 and March 2, 2010. The plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants.

Our management believes that we have meritorious defenses and intends to defend the lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of these suits and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.

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

•

developments concerning our collaboration with Pfizer, our collaboration with Astellas, or any future collaborations, including any potential decision by Pfizer to terminate our dimebon collaboration due to the negative results of the CONNECTION trial reported in March 2010;

•	publicity regarding us, our product candidates or those of our competitors, including research reports published by securities analysts;

•	regulatory developments in the United States and foreign countries;

•	litigation, including the purported securities class action lawsuit commenced against us and certain of our officers and any other related lawsuits;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

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

For the conduct of our operations, we lease approximately 34,000 square feet of office space located at 201 Spear Street, San Francisco, California 94105 pursuant to leases that expire in July 2012 and May 2013. In November 2009 we signed a lease for approximately 64,000 square feet of office space located at 345 Spear Street, San Francisco, California 94105. Because of the negative CONNECTION trial results, we terminated the 345 Spear Street lease in March 2010, and paid a $1.5 million termination fee to the landlord. We also lease

5,700 square feet of office space located at 55 Hawthorne Street, San Francisco, California 94105, our former office location. We have sub-leased the Hawthorne Street space to a third party through February 2011.

Item 3.	Legal Proceedings.

On March 9, 2010, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Securities Exchanges Act of 1934 in connection with allegedly false and misleading statements made by us related to dimebon. The plaintiff alleges among other things that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiff seeks to represent a class of stockholders who purchased our common stock between July 17, 2008 and March 2, 2010. The plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief. It is possible that additional suits will be filed, or allegations received from stockholders with respect to these same matters and also naming us and/or our officers and directors as defendants.

Our management believes that we have meritorious defenses and intends to defend the lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, the actual cost may be significant, and we may not prevail.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock trades on The NASDAQ Global Market under the symbol “MDVN”. The following table sets forth on a per share basis the high and low intraday sales prices of our common stock as reported on The NASDAQ Global Market:

	High	Low
2009
Quarter ended March 31, 2009	$23.43	$13.36
Quarter ended June 30, 2009	$25.00	$17.12
Quarter ended September 30, 2009	$28.00	$21.18
Quarter ended December 31, 2009	$39.66	$24.82

2008
Quarter ended March 31, 2008	$18.85	$12.07
Quarter ended June 30, 2008	$17.47	$11.75
Quarter ended September 30, 2008	$34.40	$11.53
Quarter ended December 31, 2008	$27.34	$11.27

As of March 8, 2010, there were 29 stockholders of record of our common stock. On March 12, 2010, the last reported sales price per share of our common stock was $12.82 per share. We have never paid our stockholders cash dividends and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2004 for: (i) the Company’s Common Stock; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year.

	December 31, 2004	December 30, 2005	December 29, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Medivation, Inc.	$100	84.67	527.33	480.00	485.67	1255.00
Nasdaq Composite Index	$100	102.12	112.73	124.74	74.87	108.83
Nasdaq Biotechnology Index	$100	102.88	103.98	108.81	95.43	110.66

Source: Nasdaq.net. The information under “Performance Graph” is not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference in any filing of Medivation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this annual report on Form 10-K and irrespective of any general incorporation language in those filings.

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

Recent Sales of Unregistered Securities, Issuer Purchases of Equity Securities

On October 26, 2009, we issued 1,263 shares of our common stock pursuant to the net exercise of a warrant held by one of our investors. The warrant was exercisable for 1,342 shares of common stock and had an exercise price of $1.55 per share. The number of shares issued upon the exercise of the warrant was reduced by 79 shares to effect the net exercise of the warrant in accordance with its terms.

On December 11, 2009, we issued 107,000 shares of our common stock pursuant to the exercise of a warrant held by one of our directors. The warrant, which was exercised for cash, had an exercise price of $1.55 per share resulting in aggregate consideration to us of $165,850.

For each of these transactions, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 6.	Selected Financial Data.

The statement of operations data for the years ended December 31, 2009, 2008 and 2007, and the balance sheet data as of December 31, 2009 and 2008, are derived from our audited consolidated statements included in Item 8 of this Report. The statement of operations data for the years ended December 31, 2006 and 2005, and the balance sheet data as of December 31, 2007, 2006 and 2005, are derived from our financial statements not included in this Report. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and the financial statements and related notes thereto, included in Item 8 of this Report to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Collaboration revenue	$69,254	$12,578	$—	$—	$—
Operating expenses:
Research and development	87,728	54,895	23,399	11,825	5,272
Selling, general and administrative	28,983	21,865	10,364	4,321	3,143

Total operating expenses	116,711	76,760	33,763	16,146	8,415

Loss from operations	(47,457)	(64,182)	(33,763)	(16,146)	(8,415)
Interest and other income and (expense), net	976	1,712	2,022	785	(1,401)

Net loss before income tax expense	(46,481)	(62,470)	(31,741)	(15,361)	(9,816)
Income tax (benefit) expense	8,272	(10)	2	2	2

Net loss	(54,753)	(62,460)	(31,743)	(15,363)	(9,818)

Basic and diluted net loss per common share	$(1.71)	$(2.12)	$(1.14)	$(0.63)	$(0.70)

Shares used in computing basic and diluted net loss per share	32,094	29,478	27,932	24,248	13,937

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$57,463	$71,454	$43,258	$4,649	$12,843
Short-term investments	220,781	149,968	—	42,534	—
Working capital	189,813	149,584	40,214	45,777	11,681
Total assets	296,690	229,272	45,596	47,612	13,281
Long-term obligations, excluding current portion	554	410	492	—	—
Deferred revenue	253,168	212,423	—	—	—
Accumulated deficit	(177,413)	(122,660)	(60,200)	(28,457)	(13,093)
Total stockholders’ equity	$25,274	$3,408	$41,058	$45,873	$11,815

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, included elsewhere in this Report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this Report. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) the negative results we reported from our CONNECTION trial in March 2010 and the potential impact of those results on our ongoing clinical development of dimebon, including risks associated with Pfizer’s potential termination of our Collaboration Agreement, which Pfizer has the right to do at any time, (2) our ability to successfully conduct clinical and preclinical trials for our product candidates, (3) our ability to obtain required regulatory approvals to develop and market our product candidates, (4) our ability to raise additional capital on favorable terms, (5) our ability to execute our development plan on time and on budget, (6) our ability to obtain commercial partners, (7) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (8) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company

We are a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. Our product candidates in clinical development are dimebon (latrepirdine), which is in Phase 3 development for the treatment of Alzheimer’s disease and Huntington disease, and MDV3100, which is in Phase 3 development for the treatment of castration-resistant prostate cancer. Our dimebon program is partnered with Pfizer Inc, or Pfizer, and our MDV3100 program is partnered with Astellas Pharma Inc., or Astellas.

In September 2008, we announced a Collaboration Agreement with Pfizer, which became effective in October 2008. Under the terms of the agreement, we and Pfizer will develop and commercialize dimebon for the treatment of Alzheimer’s disease and Huntington disease. We and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60% Pfizer/40% Medivation basis, and will share profits (or losses) resulting from commercialization of dimebon in the United States in the same proportions. Outside the United States, Pfizer will bear all development and commercialization costs, and will pay us tiered royalties on aggregate net sales of dimebon. In the fourth quarter of 2008, we received a non-refundable, up-front cash payment of $225.0 million pursuant to our Collaboration Agreement with Pfizer.

With Pfizer, we have been conducting a broad dimebon clinical development program, including five randomized, double-blind, placebo-controlled Phase 3 studies in Alzheimer’s and Huntington diseases. In March 2010, we reported negative results from the first of these studies—the CONNECTION trial, a six-month study of

598 patients with mild-to-moderate Alzheimer’s disease in the United States, Western Europe, Russia and Chile in which patients were randomized to receive dimebon 20 mg three times daily, dimebon 5 mg three times daily or placebo. Patients in the CONNECTION trial were not permitted to take any approved Alzheimer’s disease medicines for a period of 90 days before, or at any time during, the study. In the CONNECTION study, dimebon treated patients did no better than placebo patients on any of the primary and secondary efficacy endpoints at either dose tested. Dimebon was well tolerated in the CONNECTION study, as well as in a separate randomized, double-blind, placebo-controlled safety study of dimebon, also reported in March 2010, in which 742 patients in the United States and Canada were randomized to receive dimebon 20 mg three times daily or placebo and treated for three to six months. Approximately 85% of patients in the safety study were taking one or more approved Alzheimer’s disease medicines while on the trial. Further analysis of the results from both of these studies is currently underway.

Given the negative results in the CONNECTION trial, we are currently re-evaluating our approach to the clinical development of dimebon for Alzheimer’s disease and Huntington disease. This will be a complex analysis that will encompass scientific, clinical, regulatory and business issues. We do not know at this time which, if any, of our ongoing Phase 3 dimebon trials will be completed, or if Pfizer will elect to terminate our collaboration. If Pfizer elects to terminate our collaboration, we may be unable to fund the development costs on our own and may be unable to find a new collaborator, which could cause our dimebon program to fail. A more comprehensive discussion of the risks and uncertainties related to the development of dimebon, including our dependence on Pfizer for the continued development of dimebon, can be found in the section entitled “Risk Factors—Risks Related to our Product Development Candidates” under Item 1A of this Annual Report on Form 10-K.

In October 2009, we entered into a Collaboration Agreement with Astellas. Under the terms of the agreement, we and Astellas will develop and commercialize MDV3100 for the treatment of both late- and early-stage prostate cancer. We and Astellas will share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan, such as the ongoing Phase 3 AFFIRM study, will be shared 2/3 by Astellas and 1/3 by us. We and Astellas will share equally profits (or losses) resulting from commercialization of MDV3100 in the United States. Outside the United States, Astellas will bear all development and commercialization costs, and will pay us tiered royalties on aggregate net sales of MDV3100. In the fourth quarter of 2009, we received a non-refundable, up-front cash payment of $110.0 million pursuant to our Collaboration Agreement with Astellas, ten percent of which we paid to the academic institution from which we licensed our rights to MDV3100.

With Astellas, we are currently conducting a randomized, double-blind, placebo-controlled Phase 3 trial, known as the AFFIRM trial, of MDV3100 in men with a type of advanced prostate cancer known as castration-resistant prostate cancer, or CRPC.

We have funded our operations primarily through private and public offerings of our common stock, and from the up-front payment and cost-sharing payments from our Collaboration Agreements with Pfizer and Astellas. As of December 31, 2009, we had an accumulated deficit of $177.4 million and we expect to incur substantial additional losses in the future as we continue research and development activities designed to support potential approval of our present and potential future product candidates.

Our Pipeline

Dimebon (latrepirdine)

Alzheimer’s disease. Our product candidate dimebon (latrepirdine) is in Phase 3 development for Alzheimer’s disease, in collaboration with Pfizer. In March 2010, we reported top-line results from our CONNECTION trial, a randomized, double-blind, six-month placebo-controlled Phase 3 trial in 598 patients with mild-to-moderate Alzheimer’s disease, and from a separate 742-patient randomized, double-blind, placebo-controlled three-to-six month safety study of dimebon in patients with mild-to-moderate Alhzeimer’s disease, or the Safety Study, approximately 85% of whom were also taking one or more approved Alzheimer’s disease medicines. In the CONNECTION trial, dimebon failed to show a statistically significant improvement over placebo on any of the primary or secondary efficacy endpoints, and thus did not meet any of the study’s efficacy endpoints. Dimebon was well tolerated in both the CONNECTION trial and in the Safety Study. We designed the CONNECTION trial to confirm the results of our first trial of dimebon in mild-to-moderate Alhzeimer’s disease, which was published in 2008 in the Lancet. In the first trial, in which we enrolled 183 patients in Russia with mild-to-moderate Alzheimer’s disease, dimebon showed a statistically significant improvement over placebo on all of the same primary and secondary efficacy endpoints used in the CONNECTION trial. Thus, the CONNECTION trial failed to replicate the efficacy results seen in our prior trial in Russia. We and Pfizer currently are enrolling patients in three ongoing randomized, double-blind, placebo-controlled Phase 3 clinical trials in Alzheimer’s disease patients, ranging in duration from six to twelve months.

Huntington disease. Dimebon is also in Phase 3 clinical development for Huntington disease, also in collaboration with Pfizer. In July 2008, we announced top-line results of a Phase 2 study showing that dimebon was well tolerated and significantly improved cognitive function in Huntington disease patients compared to those treated with a placebo. The study, which was conducted in the U.S. and the United Kingdom, met its primary endpoint of safety and tolerability; in addition, dimebon showed statistically significant benefit versus placebo in cognition as measured by the Mini-Mental State Examination, or MMSE, a secondary endpoint in the study. However, dimebon failed to show a statistically significant benefit over placebo in this study on two other cognitive endpoints—the cognitive component of the Unified Huntington Disease Rating Scale, or UHDRS, and the ADAS-cog. The study results were published in March 2010 in Archives of Neurology. In July 2009, we enrolled the first patient in a randomized, double-blind, six-month placebo-controlled Phase 3 study to treat Huntington disease, known as the HORIZON study.

Impact of the negative CONNECTION trial results. Given the negative results in the CONNECTION trial, we and Pfizer are currently re-evaluating our approach to the clinical development of dimebon for Alzheimer’s disease and Huntington disease. This will be a complex analysis that will encompass scientific, clinical, regulatory and business issues. We do not know at this time which, if any, of our ongoing Phase 3 dimebon trials will be completed, or if Pfizer will elect to terminate our collaboration. The negative results in the CONNECTION trial had a material adverse effect on our stock price and market capitalization and resulted in Pfizer obtaining the right to terminate our collaboration at any time. Under our collaboration agreement, Pfizer is responsible for 60% of dimebon development costs for the United States market, and 100% of dimebon development costs for ex-US markets. If Pfizer were to terminate our collaboration, these costs would become our responsibility, following a six-month transition period after the date of termination, during which Pfizer would continue to bear its share of development costs. The negative CONNECTION results thus may have materially adverse effects on our business and financial position, including on our ability to enroll, successfully complete and fund our ongoing dimebon clinical trials, especially if Pfizer elects to terminate our collaboration. A more comprehensive discussion of the risks and uncertainties related to the development of dimebon, including our dependence on Pfizer for the continued development of dimebon, can be found in the section entitled “Risk Factors—Risks Related to Our Product Development Candidates” under Item 1A of this Annual Report on Form 10-K.

MDV3100

Our product candidate MDV3100 is in Phase 3 development for castration-resistant prostate cancer, in collaboration with Astellas. In June 2009, we presented data from our ongoing Phase 1-2 clinical trial of MDV3100 at the American Society of Clinical Oncology Annual Meeting. In the 140 men enrolled in this trial, including both men who had failed prior chemotherapy and men who had were chemotherapy-naïve, MDV3100 consistently demonstrated anti-tumor activity across dose levels and endpoints, as evaluated by reductions in prostate-specific antigen, or PSA, levels, radiographic findings and circulating tumor cell, or CTC, counts. In this trial, MDV3100 was generally well tolerated at doses up to 240 mg per day. In September 2009, we enrolled the first patient in a randomized, double-blind, placebo-controlled Phase 3 study, known as the AFFIRM study, in patients with castration-resistant prostate cancer who have failed prior chemotherapy.

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

The items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition

Revenue recognized to date is attributable solely to the non-refundable up-front payments of $110.0 million and $225.0 million we received in the fourth quarter of 2009 and 2008, respectively, pursuant to our Collaboration Agreements with Astellas and Pfizer. For a description of the Collaboration Agreements, see Note 3 to our consolidated financial statements included elsewhere in this Report on Form 10-K.

We account for the various payment flows under our Collaboration Agreements in a consistent manner, as follows:

Upfront Payments

Both the Pfizer and Astellas Collaboration Agreements contain multiple elements and deliverables, and require evaluation pursuant to ASC 605-25 “Revenue Recognition—Multiple-Element Arrangements” (“ASC 605-25”). We evaluated the facts and circumstances of the Collaboration Agreements to determine whether we had obligations constituting deliverables under ASC 605-25. We concluded that we had multiple deliverables under both the Pfizer and Astellas Collaboration Agreements, including deliverables relating to grants of technology licenses, and performance of manufacturing, regulatory and clinical development activities in the U.S. In the case of the Pfizer Collaboration Agreement, our management estimated that the period in which we would perform our deliverables began in the fourth quarter of 2008 and will be completed in the first quarter of 2012. In the case of the Astellas Collaboration Agreement, our management estimated that the period in which we would perform our deliverables began in the fourth quarter of 2009 and will be completed in the fourth quarter of 2014. We also concluded that our deliverables under each Collaboration Agreement should be accounted for as a single unit of accounting under ASC 605-25. Accordingly, we will recognize the non-refundable, up-front payments from Pfizer and Astellas as revenue on a straight-line basis over the estimated performance period, using the proportional performance model.

Estimation of the performance period of our deliverables requires the use of our management’s judgment. Significant factors considered in management’s evaluation of the estimated performance period include, but are not limited to, our experience, along with Pfizer’s and Astellas’ experience, in conducting clinical development activities. Given the negative results in the CONNECTION study we reported in March 2010, we and Pfizer are currently re-evaluating which, if any, of our ongoing Phase 3 dimebon clinical trials should continue. This will be a complex analysis that will encompass scientific, clinical, regulatory and business issues. After this analysis is complete, we and Pfizer will be able to assess our respective future approaches to the clinical development of dimebon for Alzheimer’s and Huntington diseases. We do not know at this time which, if any, of our ongoing Phase 3 dimebon trials will be completed, or if Pfizer will elect to terminate our collaboration. If any changes to our ongoing dimebon development plan are made, or if Pfizer elects to terminate our collaboration, we may need to adjust our estimate of the performance period under our Pfizer collaboration. We will review the estimated duration of our performance periods under both collaborations on a quarterly basis and make any appropriate adjustments on a prospective basis. Future changes in estimates of either of our performance periods may materially impact the timing of future revenue recognized under the applicable Collaboration Agreement.

Milestone Payments

Under both the Pfizer and Astellas Collaboration Agreements, we are entitled to receive milestone payments based on achievement of specified development, regulatory and commercial events. Management evaluated the nature of the events triggering these contingent payments, and concluded that these events—except for (a) those relating to regulatory activities in Europe, development and regulatory activities in Japan, and commercial activities, all of which are areas in which we have no pertinent contractual responsibilities, and (b) the initiation of the second Phase 3 clinical trial under the Astellas Collaboration Agreement, an event which management deemed to be reasonably assured at the inception of the Astellas collaboration—constituted substantive milestones. This conclusion was based primarily on the facts that (i) each triggering event represents a specific outcome that can be achieved only through successful performance by us of one or more of our deliverables, (ii) achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to us, (iii) each of these milestones was substantive, based primarily on the facts that the payments they trigger are non-refundable, (iv) achievement of the milestone entails risk and was not reasonably assured at inception of the Collaboration Agreement, (v) substantial effort is required to complete each milestone, (vi) the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, (vii) a substantial amount of time is expected to pass between the up-front payment and the potential milestone payments, and (viii) the milestone payments relate solely to past performance. Based on the foregoing, we will recognize any revenue from these milestone payments under the substantive milestone method in the period in which the underlying triggering event occurs.

For the contingent payments triggered by events that do not constitute substantive milestones, management concluded that the appropriate revenue recognition treatment depends on whether the triggering event occurs during or after the performance period of the applicable Collaboration Agreement. Where the triggering event occurs during the applicable performance period, we will amortize any revenue from this event on a straight-line basis over the period beginning on the date the event occurs and ending at completion of the applicable performance period. Where the triggering event occurs after the applicable performance period, we will recognize the associated revenue in the period in which the event occurs.

Royalties and Profit Sharing Payments

Under both the Pfizer and Astellas Collaboration Agreements, we are entitled to receive profit sharing payments on sales of products in the U.S. and royalties on sales of products outside the U.S. We will recognize any revenue from these events based on the revenue recognition criteria set forth in ASC 605-10-25-1, “Revenue Recognition.” Based on those criteria, we consider these potential payments to be contingent revenues, and will recognize them as revenue in the period in which the applicable contingency is resolved.

Cost-Sharing True-Up Payments

Under both the Pfizer and Astellas Collaboration Agreements, we and our partners share certain development and commercialization costs in the U.S. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared development and commercialization costs. Our policy is to account for cost-sharing true-up payments receivable by us as reductions in expense, and to account for cost-sharing true-up payments payable by us as increases in expense.

Stock-based Compensation

We apply ASC 718, “Compensation—Stock Compensation” (ASC 718), which requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Restated 2004 Equity Incentive Award Plan, based on estimated fair values. We have applied the provisions of Staff Accounting Bulletin No. 107, or SAB 107, and Staff Accounting Bulletin No. 110, or SAB 110, in application of ASC 718.

Stock compensation arrangements with non-employee service providers are accounted for in accordance with ASC 505-50 Equity-Based Payments to Non-Employees using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

We recognized stock-based compensation expense of $10.7 million, $8.5 million and $5.9 million during the years ended December 31, 2009, 2008 and 2007, respectively, which increased our reported research and development expenses and selling, general and administrative expenses during those periods. These expenses break out as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
Selling, general and administrative expense	$5.0	$4.3	$3.9
Research and development expense	$5.7	$4.2	$2.0

We calculated these expenses based on the fair values of the stock-based compensation awards as estimated using the Black-Scholes model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating stock-based compensation expense under ASC 718 also requires us to make assumptions about expected future forfeiture rates for our option awards. As of December 31, 2009, total unrecognized compensation expense related to unvested share-based compensation arrangements previously granted was $42.3 million, which we expect to recognize over a weighted-average period of 2.8 years.

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

Operating Leases

On certain of the operating lease agreements, we may receive rent holidays and other incentives. We recognize operating lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. In addition, lease incentives that we receive are treated as a reduction of rent expense over the term of the related agreements.

Accounting for Income Taxes

On January 1, 2007, we adopted ASC 740-10-25 (formerly FIN No. 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in accordance with ASC 740-10 (formerly SFAS No. 109), Accounting for Income Taxes. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of December 31, 2009. We had $0.9 million of unrecognized tax benefits as of December 31, 2009 and we do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We maintained a full valuation allowance on our net deferred tax assets as of December 31, 2009. The valuation allowance was determined in accordance with the ASC 740-10, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative historic losses represented sufficient negative evidence under ASC 740-10 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Recent Accounting Pronouncements

Refer to Note 2(q), Recent Accounting Pronouncements to our consolidated financial statements included elsewhere in this Report on Form 10-K for a discussion of recent accounting pronouncements.

Results of Operations

Years Ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Collaboration revenue	$69,254	$12,578	$—
Percentage increase	451%

We recorded $69.3 million and $12.6 million of collaboration revenue in the year ended December 31, 2009 and 2008 respectively. The $56.7 million increase in collaboration revenue was driven by an additional $52.8 million of collaboration revenues related to our collaboration with Pfizer, which became effective in October 2008, and a $3.9 million increase of collaboration revenues related to our collaboration with Astellas, which became effective in October 2009.

Under the Pfizer Collaboration Agreement, we received a non-refundable, up-front cash payment of $225.0 million in October 2008. This payment was recorded to deferred revenue, which we are amortizing on a straight-line basis over the expected performance period of our deliverables under the Collaboration Agreement. We currently expect this performance period to end in the first quarter of 2012. We recorded $65.4 million and $12.6 million of amortized collaboration revenue in the years ended December 31, 2009 and 2008, respectively. Further, we are eligible to receive payments of up to $500.0 million upon the attainment of certain development and regulatory milestones plus certain additional undisclosed commercial milestone payments. At present, we are unable to predict the timing or likelihood of such milestone payments. (See Note 3 to our consolidated financial statements included elsewhere in this Report on Form 10-K for further details on our collaboration with Pfizer).

The Astellas Collaboration Agreement became effective in October 2009 and we received a non-refundable, up-front cash payment of $110.0 million in November 2009, ten percent of which we paid to the academic institution from which we licensed our rights to MDV3100. This payment was recorded to deferred revenue, which we are amortizing on a straight-line basis over the expected performance period of our deliverables under the Collaboration Agreement. We currently expect this performance period to end in the last quarter of 2014. We recorded $3.9 million of amortized collaboration revenue in the year ended December 31, 2009. Further, we are eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. At present, we are unable to predict the timing or likelihood of such milestone payments. (See Note 3 to our consolidated financial statements included elsewhere in this Report on Form 10-K for further details on our collaboration with Astellas).

There were no revenues in 2007.

Research and Development Expense

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Research and development expenses	$87,728	$54,895	$23,399
Percentage increase	60%	135%

Research and development expenses increased by 60% or $32.8 million for the year ended December 31, 2009 as compared to the same period in 2008. The $32.8 million increase in research and development expenses was driven by a $29.1 million increase in clinical and preclinical study expenses, resulting from our initiation of six Phase 3 trials in 2009, an $11 million one-time payment to UCLA, representing 10% of our up-front payment from Astellas received in November 2009, a $7.2 million increase in payroll related expenses associated with increased headcount in research and development of 22 employees in 2009, a $5.5 million increase in occupancy and other operating costs principally in connection with our higher headcount and expanded research and development activities, partially offset by a $20.0 million increase in research and development cost true-up payments from Astellas and Pfizer.

Under the Pfizer Collaboration Agreement, specified costs incurred by Pfizer and us related to the development of dimebon for the United States market are shared by the parties on a 60% Pfizer, 40% Medivation basis. Costs related to the development of dimebon for ex-U.S. markets are borne 100% by Pfizer. The parties make quarterly true-up payments to ensure that each has borne its applicable percentage of the shared development costs incurred by both companies. We account for development cost true-up payments as additions to research and development expense when such payments are payable by us, and as reductions to research and development expense when such payments are payable to us. For the years ended December 31, 2009 and 2008, the net development cost true-up payments to us were $20.4 million and $3.2 million, respectively, from Pfizer.

Under the Astellas Collaboration Agreement, specified costs incurred by Astellas and us related to the development of MDV3100 for the United States market are shared equally by the parties, except for costs of clinical trials supporting development in both the United States and either Europe or Japan, including our ongoing Phase 3 AFFIRM trial, the costs of which are borne two-thirds by Astellas and one-third by us. Costs related to the development of MDV3100 for ex-U.S. markets are borne 100% by Astellas. The parties make quarterly true-up payments to ensure that each has borne its applicable percentage of the shared development costs incurred by both companies. We account for development cost true-up payments as additions to research and development expense when such payments are payable by us, and as reductions to research and development expense when such payments are payable to us. For the year ended December 31, 2009, total development cost true-up payments to us were $2.8 million, reflecting costs incurred following October 26, 2009, the effective date of the Collaboration Agreement. There were no such payments in prior period.

Research and development expenses increased by 135% or $31.5 million for the year ended December 31, 2008 as compared to the same period in 2007. The $31.5 million increase was driven by a $26.2 million increase in clinical and preclinical study expense primarily associated with significant expansions in our clinical development work for both dimebon and MDV3100, including initiation of the CONNECTION trial of dimebon in Alzheimer’s disease and continuation of our ongoing Phase 1-2 clinical trial of MDV3100 in castration-resistant prostate cancer, a $6.6 million increase in payroll related expenses associated with increased headcount in research and development of 17 employees in 2008, and a $1.8 million increase in occupancy and other operating costs principally in connection with our higher headcount and expanded research and development activities, partially offset by a $3.2 million increase in research and development cost true-up payments from Pfizer reflecting costs incurred following October 21, 2008, the effective date of the Pfizer Collaboration Agreement.

To date, we have been engaged in two major research and development programs: the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease, and the development of MDV3100 for the treatment of castration-resistant prostate cancer. Other research and development programs consist of preclinical stage programs, primarily our dimebon analog program. Research and development costs are identified as either directly allocable to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of personnel costs (including both cash costs and non-cash stock-based compensation costs) corporate overhead costs, and other administrative and support costs. The following table summarizes the direct costs attributable to each program and the total indirect costs for each respective period.

	Years Ended December 31,
	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
	(in thousands)
Direct Costs:
Dimebon	$40,594	$27,910	$10,721	$5,186	$3,077
MDV 3100	12,054	8,845	2,619	3,021	261
Other	6,050	3,481	748	198	—

Total direct costs	58,698	40,236	14,088	8,405	3,338
Indirect costs	29,030	14,659	9,311	3,420	1,934

Total research and development expenses	$87,728	$54,895	$23,399	$11,825	$5,272

We did not track research and development expense by project prior to 2005.

Selling, General and Administrative Expense

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Selling, general and administrative expense	$28,983	$21,865	$10,364
Percentage increase	33%	111%

Selling, general and administrative expenses consisted of primarily payroll and related costs associated with corporate administration and executive management, facilities, marketing and medical science personnel, professional services including legal and accounting services, medical education and other administrative costs.

The increase in selling, general and administrative expenses of 33% or $7.1 million in 2009 as compared to 2008 was due primarily to an increase of $4.9 million in payroll and related costs associated with increased selling, general and administrative headcount of 17 employees during 2009, a $1.0 million fee paid to our financial advisor in connection with our Collaboration Agreement with Astellas, and a $0.5 million increase in patent fees. These increases in selling, general and administrative costs were incurred primarily in support of our expanded research and development work, and our Collaboration Agreements with Pfizer and Astellas.

The increase in selling, general and administrative expenses of 111% or $11.5 million in 2008 as compared to 2007 was due primarily to an increase of $4.6 million in payroll and related costs associated with increased selling, general and administrative headcount of 14 employees during 2008, a $3.5 million fee paid to our financial advisor in connection with our Collaboration Agreement with Pfizer, and a $1.3 million increase in patent fees. These increases in selling, general and administrative costs were incurred primarily in support of our expanded research and development work, and our Collaboration Agreement with Pfizer.

Under our Collaboration Agreement with Pfizer, we share certain dimebon-related commercialization costs in the U.S., including pre-launch commercialization costs, on a 60% Pfizer, 40% Medivation basis. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared commercialization costs. We account for commercialization cost true-up payments as additions to selling, general and administrative expense, when such payments are made by us, and as reductions to selling, general and administrative expense, when such payments are made to us. For the year ended December 31, 2009, total commercialization cost true-up payments to Pfizer were $0.7 million. For the year ended December 31, 2008, total commercialization cost true-up payments to us were $0.3 million, reflecting costs incurred following October 21, 2008, the effective date of the Pfizer Collaboration Agreement. There were no such collaboration payments in prior periods.

Under our Collaboration Agreement with Astellas, we share certain MDV 3100-related commercialization costs in the U.S., including pre-launch commercialization costs, on a 50%/50% basis. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared commercialization costs. We account for commercialization cost true-up payments as additions to selling, general and administrative expense, when such payments are made by us, and as reductions to selling, general and administrative expense, when such payments are made to us. For the year ended December 31, 2009, total commercialization cost true-up payments to us were $0.1 million, reflecting costs incurred following October 26, 2009, the effective date of the Astellas Collaboration Agreement. There were no such collaboration payments in prior periods.

Due to the purported securities class action lawsuit recently filed against us, we expect that our legal expenses will increase in 2010 since we intend to vigorously defend the lawsuit.

Interest Income, net

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Interest income, net	$1,128	$1,206	$2,022
Percentage change	(6%)	(40%)

The decrease in net interest income of 6% or $0.1 million in the year ended December 31, 2009 as compared to 2008 was primarily due to lower yields on cash and investment balances.

The decrease in net interest income of 40% or $0.8 million in the year ended December 31, 2008 as compared 2007 was primarily attributable to interest income on lower average cash balances and lower prevailing interest rates.

Other Income (Expense), net

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Other income (expense), net	$(152)	$506	$—
Percentage change	(130%)

The decrease in other income (expense), net of 130% or $0.7 million in 2009 as compared to 2008 was due to a payment of $0.6 million we received in 2008 for a securities law violation by one of our unaffiliated stockholders, one-time and realized losses on foreign exchange payables of $0.1 million in 2009.

Income Tax (Benefit) Expense

The following table presents our income tax expense (benefit), and effective tax rate for the periods presented:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Income tax (benefit) expense	$8,272	$(10)	$2
Effective tax rate	17.9%	—	—

The income tax expense for 2009 was approximately $8.3 million, which mainly consisted of the federal and state income tax and represents an effective tax rate of 17.9%. The effective tax rate for 2009 has increased substantially from 0% in 2008 to 17.9% in 2009, was primarily attributed to the current California income tax payable due to the state’s suspension of net operating loss, or NOL, utilization. During the year ended December 31, 2009, we accelerated the recognition of revenue related to the Pfizer non-refundable, up-front payment received in 2008 for income tax purposes, while such revenue is deferred for financial statement purposes. Due to the suspension of California NOL utilization in 2009, we were not able to utilize the NOL carryforwards to offset the taxable income in 2009.

Of the $110.0 million up-front payment received from Astellas during the fourth quarter of 2009, we recognized $3.9 million for both financial statement and income tax purpose in the year ended December 31, 2009. The remaining balance of approximately $106.1 million will be recognized as revenue for income tax purposes in the year ended December 31, 2010 while for financial statement purposes, it will continue to be amortized on a straight-line basis over the remaining 60 months. Accordingly, we anticipate being profitable for income tax purposes for the year 2010 and may be subject to federal and state income taxes if there are not enough tax attributes (such as net operating loss and R&D credits) to offset the tax liability.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred cumulative net losses of $177.4 million through December 31, 2009, and we expect to incur substantial additional losses in the future as we continue research and development activities designed to support potential approval of our present and potential future product candidates. We have not generated any revenue from product sales to date, and we and do not expect to generate product revenue for several years, if ever. In the year ended December 31, 2009, we generated $69.3 million in collaboration revenue from the Pfizer and Astellas Collaboration Agreements. All of our operations to date have been funded through the sale of our debt and equity securities, the $225.0 million up-front payment we received from Pfizer in October 2008, the

$110.0 million up-front payment we received from Astellas in November 2009 and cost-sharing true-up payments from Pfizer and Astellas. As of December 31, 2009 we had cash, cash equivalents and short-term investments of $278.2 million available to fund operations. Based upon our current expectations, we believe our capital resources at December 31, 2009 will be sufficient to fund our currently planned operations beyond the next twelve months. This estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash reserves. Our future capital requirements will depend on many factors, including whether Pfizer terminates our collaboration agreement which it obtained the right to do any time as a result of the negative results in the CONNECTION study, as well as whether any changes are made to the scope of our ongoing clinical development of dimebon as a result of the negative results in the CONNECTION study.

Pfizer Collaboration Agreement

In September 2008, we announced a Collaboration Agreement with Pfizer. Due to the negative results in the CONNECTION study, Pfizer has the unilateral right to terminate our Collaboration Agreement at any time. We do not know whether or when Pfizer may choose to exercise this right. A more comprehensive discussion of the risks and uncertainties related to development of dimebon, including our dependence on Pfizer for the continued development of dimebon can be found in the section entitled “Risk Factors—Risks Related to Our Product Development Candidates” under Item 1A of this Annual Report on Form 10-K.

Under the Pfizer Collaboration Agreement, we and Pfizer will collaborate on development of dimebon for Alzheimer’s disease and Huntington disease for the United States market, including associated regulatory filings with the FDA. In addition, if approved by the FDA, following such approval and the launch of dimebon in the United States, we, at our option, and Pfizer have the right to co-promote dimebon to specialty physicians in the United States, and Pfizer has the sole right to promote dimebon to primary care physicians in the United States. Pfizer will be responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States. Following a period of transition from our contract manufacturers to Pfizer, Pfizer has assumed responsibility for all manufacture of product for both clinical and commercial purposes. Both we and Pfizer have agreed not to commercialize for the treatment of specified indications any other products directed to the same primary molecular target as dimebon for a specified time period, subject to certain exceptions.

The agreement establishes several joint committees consisting of an equal number of representatives from both parties that operate by consensus to oversee the collaboration. In the event that a joint committee is unable to reach consensus on a particular issue, then, depending on the issue, a dispute may be decided at the joint committee level by the party with the final decision on the issue or escalated to senior management of the parties. If a dispute is escalated to senior management and no consensus is reached, then the dispute may be decided by the party to whom the contract grants final decision on such issue. Other issues can only be decided by consensus of the parties, and unless and until the parties’ representatives reach agreement on such issue, no decision on such issue will be made, and the status quo will be maintained.

Under the Pfizer Collaboration Agreement, Pfizer paid us an up-front cash payment of $225 million in the fourth quarter of 2008. We are also eligible to receive payments of up to $500 million upon the attainment of development and regulatory milestones plus additional milestone payments upon the achievement of certain net sales levels for the product. We and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share, and we and Pfizer will share profits (or losses) resulting from the commercialization of dimebon in the United States in such proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay us tiered royalties on the aggregate net sales of dimebon.

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

We are permitted to terminate the Collaboration Agreement for an uncured material breach by Pfizer. Pfizer has a right to terminate the Collaboration Agreement unilaterally at any time. In the event of our uncured material breach of the Collaboration Agreement, Pfizer may elect either to terminate the Collaboration Agreement or to keep the Collaboration Agreement in place, but terminate our right to participate in development, commercialization (other than co-promoting dimebon) and other activities for dimebon, including the joint committees and decision making for dimebon. However, such termination would not affect our financial return or, unless we commit an uncured material breach of our co-promotion obligations, our co-promotion rights. Following any termination of the Collaboration Agreement, all rights to develop and commercialize dimebon will revert to us, and Pfizer will grant a license to us to enable us to continue such development and commercialization, remain responsible for its ongoing financial and other obligations under the Collaboration Agreement for a transition period of six months following termination, and is obligated to supply product to us for a reasonable period, not to exceed eighteen months following termination, on terms to be negotiated between the parties in good faith.

Astellas Collaboration Agreement

Our global development and commercialization agreement with Astellas became effective in October 2009. Under the Astellas Collaboration Agreement, we and Astellas agreed to collaborate on the development of MDV3100 for prostate cancer for the United States market, including associated regulatory filings with the FDA. In addition, if approved by the FDA, following such approval and the launch of MDV3100 in the United States, we, at our option, and Astellas have the right to co-promote MDV3100 in the United States. Astellas is responsible for development of, and seeking regulatory approval for, and commercialization of MDV3100 outside the United States. Astellas will be responsible for commercial manufacture of MDV3100 on a global basis. Both Medivation and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as MDV3100 for the treatment of specified indications for a specified time period, subject to certain exceptions.

We and Astellas share the costs of developing and commercializing MDV3100 for the United States market on a 50%/50% basis, and we and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States in such proportions. Costs of clinical trials supporting development in both the United States and in either Europe or Japan, including the ongoing AFFIRM trial, are borne two-thirds by Astellas and one-third by us. Outside the United States, Astellas will bear all development and commercialization costs and will pay to us tiered, double-digit royalties on the aggregate net sales of MDV3100.

Under the Astellas Collaboration Agreement, Astellas paid us a non-refundable, up-front cash payment of $110.0 million in November 2009, ten percent of which we paid to the academic institution from which we licensed our rights to MDV3100. We are also entitled to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. We are required to share 10% of the up-front payment and any development milestone payments received under the Astellas Collaboration Agreement with the academic institution from which we licensed our rights to MDV3100. We paid 10% of the up-front payment, or $11.0 million, to the academic institution in the fourth quarter of 2009.

Each of Medivation and Astellas is permitted to terminate the Astellas Collaboration Agreement for an uncured material breach by the other party or for the insolvency of the other party. Astellas has a right to terminate the Astellas Collaboration Agreement unilaterally by advance written notice to us, but, except in certain specific circumstances, generally cannot exercise that termination right until the first anniversary of MDV3100’s first commercial sale. Following any termination of the Astellas Collaboration Agreement in its entirety, all rights to develop and commercialize MDV3100 will revert to us, and Astellas will grant a license to us to enable us to continue such development and commercialization. In addition, except in the case of a termination by Astellas for our uncured material breach, Astellas will supply MDV3100 to us during a specified transition period.

Cash Flow

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$(7,585)	$162,172	$(23,358)
Investing activities	(72,568)	(149,546)	40,931
Financing activities	66,162	15,570	21,036

Net change in cash and cash equivalents	$(13,991)	$28,196	$38,609

Cash, cash equivalents and short-term investments totaled $278.2 million at December 31, 2009, compared to $221.4 million at December 31, 2008 and $43.3 million at December 31, 2007. The net increase in cash, cash equivalents and short-term investments of $56.8 million in 2009 as compared to 2008 was due primarily to cash proceeds from an up-front license payment received from Astellas of $110.0 million, the issuance of $62.1 million of common stock, and cash proceeds of $3.2 million from exercise of stock options, partially offset by the cash used to fund operations in 2009. The net increase in cash, cash equivalents and short-term investments of $178.1 million in 2008 as compared to 2007 was due primarily to cash proceeds from an up-front license payment received from Pfizer of $225.0 million and the issuance of $15.0 million of common stock, partially offset by the cash used to fund operations in 2008.

Operating Activities

Net cash used in operations was $7.6 million in 2009. Cash used in operating activities during 2009 was primarily driven by our net loss of $54.8 million, increased prepaid expenses of $5.5 million and increased receivables from our corporate partners of $3.0 million, partially offset by increased deferred revenue of $40.8 million arising primarily from our $110 million up-front payment from Astellas, $10.7 million in non-cash stock-based compensation expense and increased accounts payable and accrued expenses of $4.0 million.

Net cash provided by operating activities totaled $162.2 million in 2008. Cash provided by operating activities during 2008 was primarily driven by the cash payment of $225.0 million from Pfizer, non-cash stock-based compensation expense of $8.5 million, and increases in accounts payable and accrued expenses of $5.4 million and $3.6 million, respectively, arising in the ordinary course of business as a result of increased research and development activities, partially offset by our net loss of $62.5 million and a cost-sharing receivable from Pfizer of $3.5 million.

Net cash used in operating activities totaled $23.4 million in 2007, which was primarily attributable to our net loss of $31.7 million, partially offset by non-cash stock-based compensation expense of $5.9 million and increased accrued expenses of $2.2 million.

Investing Activities

Net cash used in investing activities totaled $72.6 million and $149.5 million in 2009 and 2008, respectively. In both periods, cash used in investing activities primarily represented net investments from purchases and maturities of short-term investments.

Net cash provided by investing activities totaled $40.9 million in 2007 and primarily represented net proceeds from purchases and maturities of short-term investments.

Financing Activities

Net cash provided by financing activities totaled $66.2 million in 2009. Cash provided by financing activities was primarily due to our sale of our common stock in a registered public offering, raising net proceeds of approximately $62.1 million, and $3.2 million in proceeds from the issuance of common stock related to the exercise of employee stock options.

Net cash provided by financing activities totaled $15.6 million in 2008. Cash provided by financing activities was primarily due to our sale of our common stock in a registered direct offering, raising net proceeds of approximately $14.9 million, and $0.7 million in proceeds from the issuance of common stock related to the exercise of employee stock options.

Net cash provided by financing activities totaled $21.0 million in 2007. Cash provided by financing activities was primarily due to our sale of common stock in a registered direct offering, raising net proceeds of $20.8 million, and $0.2 million in proceeds from the issuance of common stock related to the exercise of employee stock options.

Commitments and Contingencies

At December 31, 2009, we had minimum future payments under our operating leases as follows (in thousands):

	Payment due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating lease obligations(1)	$5,980	$2,909	$2,757	$314	$—

(1)	The lease agreements covering our present office facilities expire from July 2012 to May 2013. We are committed to pay a portion of the related operating expenses under these lease agreements. These operating expenses are not included in the table above. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease. Please refer to Note 13, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report on Form 10-K for further discussion regarding our future operating lease commitments.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

We have cash equivalents and short-term investments at December 31, 2009, which are exposed to the impact of interest rate changes and our interest income fluctuates as our interest rates change. Due to the short-term nature of our investments in money market funds and US Treasury bills, the carrying value of our cash equivalents and short-term investments approximate their fair value at December 31, 2009.

We maintain an investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure.

Foreign Currency Exchange Risk

We do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the U.S. Although we conduct some research and development work with vendors outside the U.S., most of our transactions are denominated in U.S. dollars. However, certain of our ex-U.S. clinical development activities are pursuant to contracts denominated in foreign currencies. For the year ended December 31, 2009, we recorded $0.1 million in foreign currency exchange losses. As of December 31, 2009, we have recorded the equivalent of approximately $0.7 million of foreign denominated vendor payables.

Item 8.	Financial Statements and Supplementary Data.

All information required by this item is included in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated into this item by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the foregoing, our principal executive officer and our principal financial officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Management, with the participation of our principal executive offer and principal financial offer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

The information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 for the 2010 Annual Meeting of Stockholders. Information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

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

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2010 Annual Meeting of Stockholders. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our Proxy Statement for the 2010 Annual Meeting of Stockholders. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

Information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. Our financial statements and the Report of Independent Registered Public Accounting Firm, are included herein on the pages indicated:

2. Financial Statement Schedules: None.

3. Exhibits:

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-32836 for filings made in or after March 2006 and No. 000-20837 for filings made prior to March 2006.

Exhibit No.	Exhibit Description

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the fiscal year ended December 31, 2007).

3.2	Amended and Restated Bylaws of Medivation, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2008).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

Exhibit No.	Exhibit Description

10.1	Registration Rights Agreement by and among Orion Acquisition Corp. II and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.3(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(a)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004 (incorporated by reference to Exhibit 10.5(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(b)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of August 1, 2004 (incorporated by reference to Exhibit 10.5(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(c)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of September 1, 2004 (incorporated by reference to Exhibit 10.5(c) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(d)	Amendment Agreement by and between Orion Acquisition Corp. II and Joseph J. Grano, Jr., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.5(d) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.3*	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.4(a)*	Amended and Restated 2004 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.4(a) to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007).

10.4(b)*	Form of Stock Option Agreement under the 2004 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.7(b) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

10.4(c)*	Form of Stock Option Agreement for Early Excercisable Options under the 2004 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.7(c) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

10.5	Common Stock Purchase Agreement, dated as of September 7, 2007, by and between Medivation, Inc. and Azimuth Opportunity Ltd. (incorporated by reference to Exhibit 10.1 to Medivation, Inc.’s Current Report on Form 8-K filed on September 10, 2007).

10.6	Form of Purchase Agreement, dated as of June 22, 2008, between Medivation, Inc. and the purchasers of its common stock (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2008).

10.7**	Amended and Restated Collaboration Agreement, dated as of October 20, 2008, between Medivation, Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.8*	Bonuses for Fiscal Year 2008 and Base Salaries for Fiscal Year 2009 for Certain Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2008).

Exhibit No.	Exhibit Description

10.9*	Medivation, Inc. 2009 Bonus Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 5, 2008).

10.10*	Bonuses for Fiscal Year 2009 and Base Salaries for Fiscal Year 2010 for Named Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2009).

10.11*	Medivation, Inc. 2010 Bonus Plan Summary (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 7, 2009).

10.12*	Change of Control Severance Benefits Agreement, dated as of February 2, 2009, between Medivation, Inc. and David Hung, M.D. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 16, 2009).

10.13*	Severance Benefits Agreement, dated as of February 9, 2009, between Medivation, Inc. and Rohan Palekar (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on March 16, 2009).

10.14*	Form of Medivation, Inc. Change of Control Severance Benefits Agreement (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 16, 2009).

10.15†	Collaboration Agreement, dated as of October 26, 2009, by and between Medivation, Inc. and Astellas US LLC.

10.16	Office Lease Agreement, dated as of November 2, 2009, by and between Medivation, Inc. and PPF OFF 345 Spear Street, LP.

10.17*	Compensation Information for Non-Employee Directors.

21.1	Subsidiaries of Medivation, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of attorney (contained on signature page).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer.

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this exhibit.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIVATION, INC.

/s/ C. PATRICK MACHADO
C. Patrick Machado Chief Business Officer and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

Dated: March 15, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David T. Hung, M.D. and C. Patrick Machado, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ DAVID T. HUNG, M.D. David T. Hung, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2010

/s/ C. PATRICK MACHADO C. Patrick Machado	Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2010

/s/ DANIEL D. ADAMS Daniel D. Adams	Director	March 15, 2010

/s/ GREGORY H. BAILEY, M.D. Gregory H. Bailey	Director	March 15, 2010

/s/ W. ANTHONY VERNON W. Anthony Vernon	Director	March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

Medivation, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of Medivation, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and December 31, 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits which were integrated audits in 2009 and 2008. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 15, 2010

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$57,463	$71,454
Short-term investments	220,781	149,968
Receivable from collaboration partners (Note 3)	6,490	3,522
Prepaid expenses and other current assets	9,343	1,957

Total current assets	294,077	226,901
Property and equipment, net	1,092	768
Restricted cash	843	843
Other non-current assets	678	760

Total assets	$296,690	$229,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,840	$7,166
Accrued expenses	12,054	5,772
Deferred revenue	86,570	64,286
Other current liabilities	800	93

Total current liabilities	104,264	77,317
Deferred revenue, net of current	166,598	148,137
Other non-current liabilities	554	410

Total liabilities	271,416	225,864

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; issued and outstanding 33,823,062 shares at December 31, 2009 and 30,088,390 at December 31, 2008	338	301
Additional paid-in capital	202,361	125,074
Accumulated other comprehensive gain (loss)	(12)	693
Accumulated deficit	(177,413)	(122,660)

Total stockholders’ equity	25,274	3,408

Total liabilities and stockholders’ equity	$296,690	$229,272

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Collaboration revenue	$69,254	$12,578	$—

Operating expenses:
Research and development	87,728	54,895	23,399
Selling, general and administrative	28,983	21,865	10,364

Total operating expenses	116,711	76,760	33,763

Loss from operations	(47,457)	(64,182)	(33,763)
Other income (expense):
Interest income	1,128	1,206	2,022
Other income (expense), net	(152)	506	—

Total other income (expense)	976	1,712	2,022

Net loss before income tax	(46,481)	(62,470)	(31,741)
Income tax (benefit) expense	8,272	(10)	2

Net loss	$(54,753)	$(62,460)	$(31,743)

Basic and diluted net loss per common share	$(1.71)	$(2.12)	$(1.14)

Weighted average common shares used in the calculation of basic and diluted net loss per share	32,094	29,478	27,932

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(54,753)	$(62,460)	$(31,743)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	311	193	74
Loss on disposal of property and equipment	—	—	6
Accretion of discount on securities	(1,081)	(340)	(70)
Stock-based compensation	10,726	8,547	5,893
Changes in operating assets and liabilities:
Receivable from collaboration partners	(2,968)	(3,522)	—
Prepaid expenses and other current assets	(5,450)	(966)	(328)
Other assets	78	(606)	12
Accounts payable	(2,326)	5,419	55
Accrued expenses	6,282	3,554	2,214
Other current liabilities	707	23	37
Deferred revenue	40,745	212,423	—
Other non-current liabilities	144	(93)	492

Net cash provided by (used in) operating activities	(7,585)	162,172	(23,358)

Cash flows from investing activities:
Purchase of short-term investments	(342,437)	(248,935)	(24,692)
Maturities of short-term investments	272,000	100,000	66,956
Purchase of property and equipment	(631)	(268)	(758)
Purchase of restricted cash	(1,500)	(343)	(575)

Net cash provided by (used in) investing activities	(72,568)	(149,546)	40,931

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	62,059	14,911	20,799
Warrant exercises	167	—	—
Excess tax benefits from stock-based compensation	714	—	—
Stock option exercises	3,222	659	237

Net cash provided by financing activities	66,162	15,570	21,036

Net increase (decrease) in cash and cash equivalents	(13,991)	28,196	38,609
Cash and cash equivalents at beginning of year	71,454	43,258	4,649

Cash and cash equivalents at end of year	$57,463	$71,454	$43,258

Supplemental disclosure of cash flow information:
Income taxes paid	$8,400	$—	$—
Receivable from stock option exercises	$436	$—	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balances at January 1, 2007	27,723,532	$277	$74,052	$—	$(28,457)	$45,872
Common stock issued for:
Azimuth common stock purchase agreement	1,023,548	10	21,240	—	—	21,250
Cashless exercise of warrants	24,020	—	—	—	—	—
Cash upon exercise of stock options	66,190	1	236	—	—	237
Offering expenses	—	—	(451)	—	—	(451)
Stock-based compensation expense	—	—	5,893	—	—	5,893
Net loss				—	(31,743)	(31,743)

Balances at December 31, 2007	28,837,290	288	100,970	—	(60,200)	41,058

Common stock issued for:
Cash in the June 2008 financing	1,129,518	11	14,989	—	—	15,000
Cashless exercise of warrants	5,496	1	(1)	—	—	—
Cash upon exercise of stock options	116,086	1	658	—	—	659
Offering expenses	—	—	(89)	—	—	(89)
Stock-based compensation expense	—	—	8,547	—	—	8,547
Comprehensive loss:
Net loss				—	(62,460)	(62,460)
Unrealized gain on securities available-for sale				693	—	693

Comprehensive loss						(61,767)

Balances at December 31, 2008	30,088,390	301	125,074	693	(122,660)	3,408

Common stock issued for:
Cash in the June 2009 financing	3,162,500	32	62,396	—	—	62,428
Cashless exercise of warrants	101,576	1	(1)	—	—	—
Cash upon exercise of warrants	107,000	1	166	—	—	167
Cash upon exercise of stock options	344,430	3	3,655	—	—	3,658
Cash upon exercise of restricted stock award	19,166	—	—			—
Offering expenses	—	—	(369)	—	—	(369)
Stock-based compensation expense	—	—	10,726	—	—	10,726
Tax benefit from employee stock plan awards	—	—	714	—	—	714
Comprehensive loss:
Net loss				—	(54,753)	(54,753)
Change in unrealized gain / (loss) on available-for-sale securities				(705)	—	(705)

Comprehensive loss						(55,458)

Balances at December 31, 2009	33,823,062	$338	$202,361	$(12)	$(177,413)	$25,274

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1. DESCRIPTION OF BUSINESS

The Company is a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. Its product candidates in clinical development are dimebon (latrepirdine), which is in Phase 3 development for the treatment of Alzheimer’s disease and Huntington disease, and MDV3100, which is in Phase 3 development for the treatment of castration-resistant prostate cancer. The Company’s dimebon program is partnered with Pfizer Inc, or Pfizer, and its MDV3100 program is partnered with Astellas Pharma Inc., or Astellas.

In September 2008, the Company announced a Collaboration Agreement with Pfizer, which became effective in October 2008. Under the terms of the agreement, the Company and Pfizer will develop and commercialize dimebon for the treatment of Alzheimer’s disease and Huntington disease. The Company and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60% Pfizer/40% Medivation basis, and will share profits (or losses) resulting from commercialization of dimebon in the United States in the same proportions. Outside the United States, Pfizer will bear all development and commercialization costs, and will pay the Company tiered royalties on aggregate net sales of dimebon. In the fourth quarter of 2008, the Company received a non-refundable, up-front cash payment of $225.0 million pursuant to its Collaboration Agreement with Pfizer.

With Pfizer, the Company has been conducting a broad dimebon clinical development program, including five randomized, double-blind, placebo-controlled Phase 3 studies in Alzheimer’s and Huntington diseases. In March 2010, the Company reported negative results from the first of these studies—the CONNECTION trial, a six-month study of 598 patients with mild-to-moderate Alzheimer’s disease in the United States, Western Europe, Russia and Chile in which patients were randomized to receive dimebon 20 mg three times daily, dimebon 5 mg three times daily or placebo. Patients in the CONNECTION trial were not permitted to take any approved Alzheimer’s disease medicines for a period of 90 days before, or at any time during, the study. In the CONNECTION study, dimebon treated patients did no better than placebo patients on any of the primary and secondary efficacy endpoints at either dose tested. Dimebon was well tolerated in the CONNECTION study, as well as in a separate randomized, double-blind, placebo-controlled safety study of dimebon, also reported in March 2010, in which 742 patients in the United States and Canada were randomized to receive dimebon 20 mg three times daily or placebo and treated for three to six months. Approximately 85% of patients in the safety study were taking one or more approved Alzheimer’s disease medicines while on the trial. Further analysis of the results from both of these studies is currently underway.

Given the negative results in the CONNECTION trial, the Company is currently re-evaluating its approach to the clinical development of dimebon for Alzheimer’s disease and Huntington disease. This will be a complex analysis that will encompass scientific, clinical, regulatory and business issues. The Company does not know at this time which, if any, of the ongoing Phase 3 dimebon trials will be completed, or if Pfizer will elect to terminate the collaboration.

In October 2009, the Company entered into a Collaboration Agreement with Astellas. Under the terms of the agreement, the Company and Astellas will develop and commercialize MDV3100 for the treatment of both late-and early-stage prostate cancer. The Company and Astellas will share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan, such as the ongoing Phase 3 AFFIRM study, will be shared 2/3 by Astellas and 1/3 by the Company. The Company and Astellas will share equally profits (or losses) resulting from commercialization of MDV3100 in the United States. Outside the United States,

Astellas will bear all development and commercialization costs, and will pay the Company tiered royalties on aggregate net sales of MDV3100. In the fourth quarter of 2009, the Company received a non-refundable, up-front cash payment of $110.0 million pursuant to its Collaboration Agreement with Astellas, ten percent of which the Company paid to the academic institution from which it licensed it rights to MDV3100.

With Astellas, the Company is currently conducting a randomized, double-blind, placebo-controlled Phase 3 trial, know as the AFFIRM trial, of MDV3100 in men with a type of advanced prostate cancer known as castration-resistant prostate cancer, or CRPC.

The Company has funded its operations primarily through private and public offerings of its common stock, and from the up-front payment and cost-sharing payments from its Collaboration Agreements with Pfizer and Astellas. As of December 31, 2009, the Company had an accumulated deficit of $177.4 million and expects to incur substantial additional losses in the future as it continues research and development activities designed to support potential approval of its present and potential future product candidates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation; Business Segments

The consolidated financial statements incorporate the accounts of Medivation and its operating subsidiaries. All significant inter-company transactions have been eliminated in consolidation. The Company operates in only one business segment.

(b) Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions principally relate to the performance periods of the Company’s deliverables under its Collaboration Agreements with Pfizer and Astellas, services performed by third parties but not yet invoiced, estimates of the fair value and forfeiture rates of stock options issued to employees and consultants, and estimates of the probability and potential magnitude of contingent liabilities. Actual results could differ from those estimates.

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

(e) Restricted cash

Restricted cash represents certificates of deposit held in the Company’s name with a major financial institution to secure the Company’s contingent obligations under irrevocable letters of credit issued to the lessors of the Company’s office facilities. Please refer to Note 13 for additional information.

(f) Fair value of financial instruments

The fair value of the Company’s cash equivalents and marketable securities is based on quoted market prices. Other financial instruments, including accounts receivable, accounts payable and accrued expenses, are carried at cost, which the Company believes approximates fair value because of the short-term maturities of these instruments.

(g) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, short-term investments and receivables from collaboration partners to the extent of the amounts recorded on the balance sheets. The Company’s current investment policy is to invest only in a) debt securities issued by, or backed by the full faith and credit of, the U.S. government, b) repurchase agreements that are fully collateralized by such debt securities, and c) money market funds invested exclusively in the types of securities described in a) and b) above. Given this investment policy, the Company does not believe its exposure to credit risk with respect to the issuers of the securities in which it invests is material, and accordingly has no formal policy for mitigating such risk. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with one major bank in the United States. Deposits in this bank may exceed the amount of insurance provided on such deposits. The Company’s receivables from collaborative partners at December 31, 2009 (Note 3) were collected in full subsequent to December 31, 2009.

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

(i) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net income (loss) and reported separately in stockholders’ equity. The reconciliation of the Company’s other comprehensive loss for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Net loss	$(54,753)	$(62,460)	$(31,743)
Change in unrealized gain / (loss) on available-for-sale securities	(705)	693	—

Total comprehensive loss	$(55,458)	$(61,767)	$(31,743)

(j) Revenue Recognition

Revenue recognized to date is attributable solely to amortization of the non-refundable up-front payments of $110.0 million and $225.0 million the Company received in the fourth quarters of 2009 and 2008, respectively, pursuant to its Collaboration Agreements with Astellas and Pfizer, respectively. For a description of the Collaboration Agreements, see Note 3.

The Company accounts for the various payment flows under its Collaboration Agreements in a consistent manner, as follows:

Upfront Payments

Both the Pfizer and Astellas Collaboration Agreements contain multiple elements and deliverables, and require evaluation pursuant to ASC 605-25 “Revenue Recognition—Multiple-Element Arrangements” (“ASC 605-25”). The Company evaluated the facts and circumstances of the Collaboration Agreements to determine whether it had obligations constituting deliverables under ASC 605-25. The Company concluded that it had multiple deliverables under both the Pfizer and Astellas Collaboration Agreements, including deliverables relating to grants of technology licenses, and performance of manufacturing, regulatory and clinical development activities in the U.S. In the case of the Pfizer Collaboration Agreement, management estimated that the period in which the Company would perform its deliverables began in the fourth quarter of 2008 and will be completed in the first quarter of 2012. In the case of the Astellas Collaboration Agreement, management estimated that the period in which the Company would perform its deliverables began in the fourth quarter of 2009 and will be completed in the fourth quarter of 2014. The Company also concluded that its deliverables under each Collaboration Agreement should be accounted for as a single unit of accounting under ASC 605-25. Accordingly, the Company will recognize the non-refundable, up-front payments from Pfizer and Astellas as revenue on a straight-line basis over the estimated performance period, using the proportional performance model.

Estimation of the performance periods of the Company’s deliverables requires the use of management’s judgment. Significant factors considered in management’s evaluation of the estimated performance periods include, but are not limited to, the Company’s experience, along with Pfizer’s and Astellas’ experience, in conducting clinical development activities. Given the negative CONNECTION data the Company reported in March 2010, the Company and Pfizer are currently re-evaluating which, if any, of the ongoing Phase 3 dimebon clinical trials should continue. This will be a complex analysis that will encompass scientific, clinical, regulatory and business issues. After this analysis is complete, the Company and Pfizer will be able to assess their respective future approaches to the clinical development of dimebon for Alzheimer’s and Huntington diseases. The Company does not know at this time which, if any, of the ongoing Phase 3 dimebon trials will be completed, or if Pfizer will elect to terminate the collaboration. If any changes to the ongoing dimebon development plan are made, or if Pfizer elects to terminate the collaboration, the Company may need to adjust its estimate of the performance period under the Pfizer collaboration. The Company will review the estimated duration of its performance periods under both collaborations on a quarterly basis and make any appropriate adjustments on a prospective basis. Future changes in estimates of either of the Company’s performance periods may materially impact the timing of future revenue recognized under the applicable Collaboration Agreement.

Milestone Payments

Under both the Pfizer and Astellas Collaboration Agreements, the Company is entitled to receive milestone payments based on achievement of specified development, regulatory and commercial events. Management evaluated the nature of the events triggering these contingent payments, and concluded that these events—except for (a) those relating to regulatory activities in Europe, development and regulatory activities in Japan, and commercial activities, all of which are areas in which the Company has no pertinent contractual responsibilities, and (b) the initiation of the second Phase 3 clinical trial under the Astellas Collaboration Agreement, an event which management deemed to be reasonably assured at the inception of the Astellas collaboration—constituted substantive milestones. This conclusion was based primarily on the facts that (i) each triggering event represents a specific outcome that can be achieved only through successful performance by the Company of one or more of its deliverables, (ii) achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to the Company, (iii) each of these milestones was substantive, based primarily on the facts that the payments they trigger are non-refundable, (iv) achievement of the milestone entails risk and was not reasonably assured at inception of the Collaboration Agreement, (v) substantial effort is required to complete each milestone, (vi) the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, (vii) a substantial amount of time is expected to pass between the up-front payment and the potential milestone payments, and (viii) the milestone payments relate solely to past performance. Based on the foregoing, the Company will recognize any revenue from these milestone payments under the substantive milestone method in the period in which the underlying triggering event occurs.

For the contingent payments triggered by events that do not constitute substantive milestones, management concluded that the appropriate revenue recognition treatment depends on whether the triggering event occurs during or after the performance period of the applicable Collaboration Agreement. Where the triggering event occurs during the applicable performance period, the Company will amortize any revenue from this event on a straight-line basis over the period beginning on the date the event occurs and ending at completion of the applicable performance period. Where the triggering event occurs after the applicable performance period, the Company will recognize the associated revenue in the period in which the event occurs.

Royalties and Profit Sharing Payments

Under both the Pfizer and Astellas Collaboration Agreements, the Company is entitled to receive profit sharing payments on sales of products in the U.S. and royalties on sales of products outside the U.S. The Company will recognize any revenue from these events based on the revenue recognition criteria set forth in ASC 605-10-25-1, “Revenue Recognition.” Based on those criteria, the Company considers these potential payments to be contingent revenues, and will recognize them as revenue in the period in which the applicable contingency is resolved.

Cost Sharing True-Up Payments

Under both the Pfizer and Astellas Collaboration Agreements, the Company and its partners share certain development and commercialization costs in the U.S. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared development and commercialization costs. The Company’s policy is to account for cost-sharing true-up payments receivable by it as reductions in expense, and to account for cost-sharing true-up payments payable by it as increases in expense.

(l) Research and Development

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

The Company’s cost accruals for clinical trials and other research and development activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and contract research organizations. In the normal course of business the Company contracts with third parties to perform various research and development activities in the on-going development of its product candidates, including without limitation, third party clinical trial centers and contract research organizations that perform and administer clinical trials on its behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under these agreements depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in the financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials and other research and development activities are recognized based on the estimated degree of completion of the events specified in the specific agreement.

(l) Stock Based Compensation

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with ASC 718. ASC 718 requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors, including employee stock options granted under our Amended and Restated 2004 Equity Incentive Award Plan, based on estimated fair values. The Company has applied the provisions of Staff Accounting Bulletin No. 107, or SAB 107, and Staff Accounting Bulletin No. 110, or SAB 110, in its application of ASC 718.

Stock compensation arrangements with non-employee service providers are accounted for in accordance with ASC 718 and ASC 505-50 Equity-Based Payments to Non-Employees using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

The Company recognized stock-based compensation expense of $10.7 million, $8.5 million and $5.9 million in the years ended December 31, 2009, 2008 and 2007, respectively. Please refer to Note 9(f) “Stock-Based Compensation” for additional information.

(m) Promotional and Advertising Expense

Promotional and advertising costs are classified as selling, general and administrative expenses, and are expensed as incurred. Promotional and advertising expenses consist primarily of the costs of designing, producing and distributing materials promoting the Company or its product candidates, including its corporate website. Promotional and advertising expenses were insignificant in the years ended December 31, 2009, 2008 and 2007.

(n) Income Taxes

The Company accounts for income taxes using an asset and liability approach in ASC 740-10, Accounting for Income Taxes, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Consolidated Financial Statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, is not expected to be realized.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Due to the Company’s lack of earnings history, the Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

On January 1, 2007, the Company adopted ASC 740-10-25 (formerly FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109”. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of adopting ASC 740-10-25 (formerly FIN No. 48). The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense as incurred.

(o) Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options, warrants and common stock subject to repurchase. Potential dilutive common shares have been excluded from the diluted loss per common share computations in all periods presented because such shares have an anti-dilutive effect on loss per share due to the Company’s net losses. There are no reconciling items used to calculate the weighted average number of common shares outstanding for basic and diluted net loss per share data.

Potential common shares outstanding at December 31, 2009, 2008 and 2007 were as follows:

	At December 31,
	2009	2008	2007
	(In thousands)
Outstanding options	5,604	4,856	3,359
Outstanding warrants	100	316	322
Outstanding restricted shares	11	30	—

Total	5,715	5,202	3,681

(p) Reclassification

Certain amounts in prior years’ financial statements have been reclassified to conform to the current period presentation.

(q) Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued several pronouncements related to fair value measurement, recording and disclosure in financial reporting.

ASC 825-10 “Financial Instruments” and ASC 270-10, “Interim Reporting,” were issued to outline the required financial statement disclosures relating to fair value of financial instruments during interim reporting periods. ASC 820-10, “Fair Value Measurements and Disclosures,” was issued to provide additional guidance in evaluating the fair value of a financial instrument when the volume and level of activity for the asset or liability has significantly decreased. ASC 320-10, “Recognition Investments—Debt & Equity Securities,” was issued to provide additional guidance on presenting impairment losses on securities.

All of the fair value measurement pronouncements were effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these new pronouncements did not have a material effect on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events.” ASC 855-10 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued ASC 810, “Consolidation” (ASC 810), which changes the approach in determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. ASC 810 is effective for annual periods beginning after November 15, 2009. We are evaluating the impact, if any, the adoption of ASC 810 will have on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2011. The Company is currently evaluating the impact of the provisions of ASU 2009-13 but does not intend to early adopt.

3. COLLABORATION AGREEMENTS

(a) Collaboration Agreement with Pfizer

In September 2008, the Company announced a Collaboration Agreement with Pfizer. Under this agreement, the Company and Pfizer agreed to collaborate on development of dimebon for Alzheimer’s disease and Huntington disease for the United States market, including associated regulatory filings with the FDA. In addition, if approved by the FDA, following such approval and the launch of dimebon in the United States, the Company, at its option, and Pfizer will co-promote dimebon to specialty physicians in the United States, and Pfizer will promote dimebon to primary care physicians in the United States. Pfizer will be responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States. Pfizer is responsible for all manufacture of product for both clinical and commercial purposes. Both the Company and Pfizer have agreed not to commercialize for the treatment of specified indications any other products directed to the same primary molecular target as dimebon for a specified time period, subject to certain exceptions.

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

Under the Pfizer Collaboration Agreement, Pfizer paid the Company an up-front cash payment of $225 million in the fourth quarter of 2008. The Company is also eligible to receive payments of up to $500 million upon the attainment of development and regulatory milestones plus additional milestone payments upon the achievement of certain net sales levels for the product. The Company and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share, and the Company and Pfizer will share profits (or losses) resulting from the commercialization of dimebon in the United States in such proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay the Company tiered royalties on the aggregate net sales of dimebon.

The Company is permitted to terminate the Pfizer Collaboration Agreement for an uncured material breach by Pfizer. Pfizer has a right to terminate the Pfizer Collaboration Agreement unilaterally at any time. In the event of an uncured material breach of the Pfizer Collaboration Agreement by the Company, Pfizer may elect either to terminate the Pfizer Collaboration Agreement or to keep the Pfizer Collaboration Agreement in place, but terminate the Company’s right to participate in development, commercialization (other than co-promoting dimebon) and other activities for dimebon, including the joint committees and decision making for dimebon. However, such termination would not affect the Company’s financial return or, unless the Company commits an uncured material breach of its co-promotion obligations, the Company’s co-promotion rights. Following any termination of the Pfizer Collaboration Agreement, all rights to develop and commercialize dimebon will revert to the Company, and Pfizer will grant a license to the Company to enable the Company to continue such development and commercialization, remain responsible for its ongoing financial and other obligations under the Collaboration Agreement for a transition period of six months following termination, and is obligated to supply product to the Company for a reasonable period of time, not to exceed eighteen months following termination, on terms to be negotiated between the parties in good faith.

For the years ended December 31, 2009 and 2008, collaboration revenue recognized pursuant to the Pfizer Collaboration Agreement was $65.4 million and $12.6 million, respectively, representing the amortized portion of the $225.0 million up-front payment received from Pfizer. The remaining $147.0 million of the up-front payment has been recorded as deferred revenue, and will be amortized on a straight-line basis over the expected performance period of the Company’s deliverables under the Collaboration Agreement. Management currently expects this performance period to end in the first quarter of 2012. Any milestone payments received by the Company pursuant to the Pfizer Collaboration Agreement will be recognized as revenue in the period in which the underlying milestone event is achieved, other than milestone payments triggered by events that occur during the performance period and do not qualify as substantive milestones, which will be amortized on a straight-line basis over the period beginning on the date such triggering event occurs and ending on completion of the performance period. Any profit sharing and royalty payments received by the Company pursuant to the Pfizer Collaboration Agreement will be recognized as revenue in the period in which the underlying product sales occur.

The Company’s policy is to present true-up payments of development and commercialization costs, whether to or from the Company, within the applicable expense line in the statement of operations. True-up payments by the Company to Pfizer are thus presented as an increase in expense in the Company’s statement of operations, while true-up payments by Pfizer to the Company are presented as a reduction in expense. For the year ended December 31, 2009, the Company recorded development cost true-up payments receivable from Pfizer of $20.4 million and commercialization cost true-up payments payable to Pfizer of $0.7 million, and a corresponding reduction in research and development expense and increase in selling, general and administrative expense. For the year ended December 31, 2008, the Company recorded development and commercialization cost true-up payments receivable from Pfizer of $3.2 million and $0.3 million, respectively, and corresponding reductions in research and development expense and selling, general and administrative expense.

(b) Collaboration Agreement with Astellas

In October 2009, the Company announced a collaboration Agreement with Astellas. Under the Astellas Collaboration Agreement, the Company and Astellas agreed to collaborate on the development of MDV3100 for prostate cancer for the United States market, including associated regulatory filings with the FDA. In addition, if approved by the FDA, following such approval and the launch of MDV3100 in the United States, the Company, at its option, and Astellas will co-promote MDV3100 in the United States. Astellas is responsible for development of, seeking regulatory approval for and commercialization of MDV3100 outside the United States. Astellas will be responsible for commercial manufacture of MDV3100 on a global basis. Both Medivation and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as MDV3100 for the treatment of specified indications for a specified time period, subject to certain exceptions.

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

Under the Astellas Collaboration Agreement, Astellas paid the Company an up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company is also entitled to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. The Company is required to share 10% of the up-front payment and any development milestone payments received under the Astellas Collaboration Agreement with the academic institution from which it licensed its rights to MDV3100. The Company paid 10% of the up-front payment, or $11.0 million, to the academic institution in the fourth quarter of 2009. The Company and Astellas will share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan, such as the ongoing Phase 3 AFFIRM study, will be shared 2/3 by Astellas and 1/3 by the Company. The Company and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States equally. Outside the United States, Astellas will bear all development and commercialization costs and will pay the Company tiered, double-digit royalties on the aggregate net sales of MDV3100.

The Company and Astellas each are permitted to terminate the Astellas Collaboration Agreement for an uncured material breach by, or the insolvency of, the other party. Astellas has a right to terminate the Astellas Collaboration Agreement unilaterally by advance written notice to the Company, but except in certain specific circumstances, generally cannot exercise that termination right until the first anniversary of MDV3100’s first commercial sale. Following any termination of the Astellas Collaboration Agreement in its entirety, all rights to develop and commercialize MDV3100 will revert to the Company, and Astellas will grant a license to the Company to enable the Company to continue such development and commercialization. In addition, except in the case of a termination by Astellas for an uncured material breach, Astellas will supply MDV3100 to the Company during a specified transition period.

For the year ended December 31, 2009, collaboration revenue recognized pursuant to the Astellas Collaboration Agreement was $3.9 million, representing the amortized portion of the $110.0 million up-front payment received from Astellas in the fourth quarter of 2009. The remaining $106.1 million of the up-front payment has been recorded as deferred revenue, and will be amortized on a straight-line basis over the expected performance period of the Company’s deliverables under the Astellas Collaboration Agreement. Management currently expects this performance period to end in the fourth quarter of 2014. Any milestone payments received by the Company pursuant to the Astellas Collaboration Agreement will be recognized as revenue in the period in which the underlying milestone event is achieved, other than milestone payments triggered by events that occur during the performance period and do not qualify as substantive milestones, which will be amortized on a straight-line basis over the period beginning on the date such triggering event occurs and ending on completion of the performance period. Any profit sharing and royalty payments received by the Company pursuant to the Astellas Collaboration Agreement will be recognized as revenue in the period in which the underlying product sales occur.

The Company’s policy is to present true-up payments of development and commercialization costs, whether to or from the Company, within the applicable expense line in the statement of operations. True-up payments by the Company to Astellas are thus presented as an increase in expense in the Company’s statement of operations, while true-up payments by Astellas to the Company are presented as a reduction in expense. For the year ended December 31, 2009, the Company recorded development and commercialization cost true-up payments receivable from Astellas of $2.8 and $0.1 million, respectively, and corresponding reductions in research and development expense and selling, general and administrative expense.

4. SHORT-TERM INVESTMENTS

As of December 31, 2009, the amortized cost, gross unrealized gain, and estimated fair value for available-for-sale securities, consisting solely of United States treasury notes maturing in February, July and August 2010, was $220.8 million, $0.0 million and $220.8 million, respectively. As of December 31, 2008, the amortized cost, gross unrealized gain, and estimated fair value for available-for-sale securities, consisting solely of United States treasury notes maturing in April and June 2009, was $149.3 million, $0.7 million and $150.0 million, respectively.

5. PROPERTY AND EQUIPMENT

The components of the Company’s property and equipment and related accumulated depreciation and amortization at December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008
Furniture and fixtures	$221	$72
Leasehold improvements	630	594
Computer equipment and software	484	142
Laboratory equipment	311	163
Construction in progress	11	55

	1,657	1,026
Less: accumulated depreciation and amortization	(565)	(258)

	$1,092	$768

Depreciation and amortization expense on property and equipment was $307,000, $189,000 and $70,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

6. ACCRUED EXPENSES

Accrued expenses at December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,
	2009	2008
Payroll and payroll related	$759	$260
Preclinical and clinical trials	10,529	4,979
Other	766	533

Total accrued expenses	$12,054	$5,772

7. DEFERRED REVENUE

Deferred revenue at December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,
	2009	2008
Current portion:
Deferred revenue related to Pfizer (see Note 3a)	$65,361	$64,286
Deferred revenue related to Astellas (see Note 3b)	21,209	—

Total	$86,570	$64,286

Long-term portion:
Deferred revenue related to Pfizer (see Note 3a)	$81,701	$148,137
Deferred revenue related to Astellas (see Note 3b)	84,897	—

Total	$166,598	$148,137

8. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities at December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,
	2009	2008
Deferred rent and lease incentives	$262	$324
Other non-current liabilities	292	86

Total other non-current liabilities	$554	$410

9. STOCKHOLDERS’ EQUITY

(a) Common Stock

In June 2009 and 2008, the Company raised $62.4 million and $15.0 million respectively in public offerings of 3,162,500 and 1,129,518 shares of its Common Stock pursuant to an effective registration statement on Form S-3 previously filed with the Commission. Cash offering costs of $369,000 and $69,000 incurred in connection with these public offerings were charged against additional paid-in capital in the years ended December 31, 2009 and 2008, respectively.

(b) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at December 31, 2009.

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

The following table summarizes stock option activity under the Medivation Equity Incentive Plan for the years ended December 31, 2009, 2008 and 2007:

	Number of Shares	Weighted Average Exercise price
Options outstanding, December 31, 2006	2,211,750	$4.53
Granted	1,309,566	$19.83
Exercised	(66,190)	$3.57
Forfeited	(95,800)	$18.90

Options outstanding, December 31, 2007	3,359,326	$10.10
Granted	1,629,448	$17.96
Exercised	(116,086)	$5.68
Forfeited	(16,783)	$20.83

Options outstanding, December 31, 2008	4,855,905	$12.81
Granted	1,140,543	$31.53
Exercised	(344,430)	$10.62
Forfeited	(48,058)	$18.12

Options outstanding, December 31, 2009	5,603,960	$16.71

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $23.04 per share, $11.91 per share and $11.78 per share, respectively. Further information regarding the value of options vested and exercised during the years ended December 31, 2009, 2008 and 2007, is set forth below.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Fair value of options vested during period	$11,653	$7,717	$3,916
Intrinsic value of options exercised during period	$6,208	$2,198	$915

Further information regarding the stock options outstanding and exercisable as of December 31, 2009, is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 0 .02 – 1.55	549,500	4.8	$0.96	549,500	$0.96
2.60 – 4.30	572,970	5.4	3.50	571,413	3.51
4.45 – 11.76	718,900	6.7	7.87	577,786	7.81
13.31 – 20.00	1,898,207	8.3	17.55	727,963	17.53
20.83 – 26.03	1,864,383	9.1	27.96	394,396	21.57

	5,603,960	7.7	16.71	2,821,058	10.04

As of December 31, 2009, the aggregate intrinsic value of total options outstanding was $117.3 million, of which $77.9 million represented vested options.

As of December 31, 2009, the weighted average remaining contractual life of options outstanding and of options exercisable was 7.7 years and 6.6 years, respectively.

As of December 31, 2009, consultants held an aggregate of 86,435 unvested options at a weighted average exercise price of $27.30 per share.

(d) Restricted Stock Awards:

The following table summarizes information about restricted stock award activity for the year ended December 31, 2009:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value in $000s
Restricted Stock Awards:
Balance at December 31, 2007	—	—
Granted	30,000	$15.71
Vested	—	—
Cancelled	—	—

Balance at December 31, 2008	30,000	$15.71	2.04	$437
Granted	—	—
Vested	19,166	15.71
Cancelled	—	—

Balance at December 31, 2009	10,834	$15.71	1.04	$408

The Company measures the fair value of restricted stock awards using the closing price of the Company’s stock on the grant date. The fair value of the restricted stock awards is being amortized on a straight-line basis over the requisite service period of the awards.

(e) Warrants

At December 31, 2009, warrants to purchase an aggregate of 100,323 shares of Medivation common stock at a weighted average exercise price of $2.78 per share were outstanding. These outstanding warrants expire between 2014 and 2017.

(f) Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards ASC 718, Stock Compensation. ASC 718 requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Restated 2004 Equity Incentive Award Plan, based on estimated fair values. The Company has applied the provisions of Staff Accounting Bulletin No. 107, or SAB 107, and Staff Accounting Bulletin No. 110, or SAB 110, in our adoption of ASC 718.

Stock compensation arrangements with non-employee service providers are accounted for in accordance with ASC 505-50 Equity-Based Payments to Non-Employees using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. The Company does not have sufficient history of exercise behavior to develop estimates of expected term since as of December 31, 2009 only nine percent of the options it has issued since inception had been exercised. Accordingly, the Company uses the simplified method of estimating option term provided for in the Commission’s Staff Accounting Bulletins 107 and 110 for options granted to employees and directors, which results in an estimated option term of six years. For consultant options, the Company uses an estimated option term of four years, which is equal to the period required for the options to vest in full. As the Company gathers more history regarding its option exercise pattern, and as information regarding the option exercise pattern of comparable companies in its industry becomes publicly available, it will review these estimates and revise them as appropriate. Different estimates of volatility and expected term could materially change the value of an option and the resulting expense.

Stock-based awards granted to employees and directors are valued at their respective grant dates and expensed over the remaining vesting period of the award. The Black-Scholes assumptions used in the years ended December 31, 2009, 2008 and 2007 for employee and director options are as follows:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.71–2.87%	2.96–3.94%	3.83–5.1%
Expected remaining term (in years)	6	6	6
Expected volatility	72–88%	62–84%	58–60%
Expected dividends	None	None	None

Stock-based awards granted to consultants are valued at their respective measurement dates and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in each period, the Company will revalue the associated awards and recognize additional expense based on their then-current fair values. The Black-Scholes assumptions used in the years ended December 31, 2009, 2008 and 2007 for consultant options are as follows:

Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	0.37–1.70%	0.37–3.36%	3.23–4.94%
Expected remaining term (in years)	0.3–4	0.2–4	1.3–4
Expected volatility	74–91%	60–87%	54–60%
Expected dividends	None	None	None

The Company recognized stock-based compensation expense of $10.7 million, $8.5 and $5.9 million in the years ended December 31, 2009, 2008 and 2007 respectively. The following table summarizes information related to stock-based compensation expense recognized in the income statement (in thousands):

	Year Ended December 31,
	2009	2008	2007
Stock compensation expense recognized in:
Research and development expense	$5,664	$4,216	$2,040
General and administrative expense	5,062	4,331	3,853

Total stock-based compensation expense	$10,726	$8,547	$5,893

Stock-based compensation expense attributable to employee and director awards was $10.0 million, $7.1 million and $2.8 million in the years ended December 31, 2009, 2008 and 2007, respectively. Stock-based compensation expense attributable to consultant awards was $0.7 million, $1.5 million and $3.1 million in the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, the unrecognized compensation cost attributable to employee and director awards totaled $42.3 million, which is expected to be recognized as expense over a weighted-average remaining requisite service period of 2.8 years.

10. RETIREMENT PLAN

The Company has a 401(k) defined contribution savings plan (401(k) Plan). The 401(k) Plan is for the benefit of all employees and permits voluntary contributions by employees up to 80% of their annual pretax compensation limited by the IRS-imposed maximum. Effective January 1, 2009, the Company matched 75% of each employee’s contributions up to a maximum 6% of the employee’s eligible earnings. Employer contributions to the plan were $0.4 million for the year ended December 31, 2009.

11. INCOME TAXES

The income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current
Federal	$441	$(12)	$—
State	7,831	2	2

	$8,272	$(10)	$2

Deferred
Federal	$—	$—	$—

State	—	—	—

Total deferred	$—	$—	$—

Total income tax expense	$8,272	$(10)	$2

A reconciliation of the statutory federal income tax to the Company’s effective tax rates for the periods ended is as follows:

	December 31,
	2009	2008	2007
Federal tax provision at statutory rate	35.00%	35.00%	34.00%
State taxes (net of federal benefit)	6.91%	5.73%	5.83%
Stock-based compensation	(1.26%)	(0.86%)	(0.25%)
Research and development credits	6.54%	1.53%	1.31%
Other	1.52%	0.41%	(0.22%)
Valuation allowance	(66.6%)	(41.81%)	(40.67%)

Provision for taxes	(17.89%)	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary difference between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets
Deferred Revenue	$59,922	$—
Net operating loss carry forward	5,912	41,911
Stock-based compensation	7,552	4,924
Research & development credit	4,430	2,912
Depreciation, amortization and other	16	115
Accruals and reserves	3,091	256

Total deferred tax assets	80,923	50,118
Valuation allowance	(80,923)	(50,118)

Net deferred tax assets	$—	$—

During the year ended December 31, 2009, the Company accelerated the recognition of revenue related to the Pfizer non-refundable, up-front payment received in 2008 for income tax purposes, while such revenue is deferred for financial statement purposes. Due to the suspension of California Net Operating Loss utilization in 2009, the Company was not able to utilize the NOL carryforwards to offset the taxable income in 2009.

Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $30.8 million, $26.1 million and $12.9 million during the years ended December 31, 2009, 2008 and 2007 respectively.

On January 1, 2007, the Company adopted ASC 740-10-25, “Accounting for Uncertainty in Income Taxes” (ASC 740-10-25). The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of adopting ASC 740-10-25. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense as incurred.

At December 31, 2009 and 2008,, the Company has approximately $0.9 million and $0.4 million, respectively, in total unrecognized tax benefit. Approximately $0.2 million of the total gross unrecognized tax benefit at December 31, 2009, if recognized, would affect the effective tax rate. No interest and penalty has been recognized for the years ended December 31, 2009, 2008 and 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2009	2008	2007
Balance as of beginning of year	$358	$—	$—
Additions based on tax positions related to the current year	429	145	—
Reductions based on tax positions related to prior years	102	213	—
Settlements	—	—	—

Balance as of end of year	$889	$358	$—

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss (NOL) and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in IRC Section 382. The Company completed Section 382 studies through December 31, 2009, and concluded that ownership changes occurred in 2004 and 2007. The ownership changes did not result in a reduction of its net operating loss or in its research and development credits expiring unused. During the year ended December 31, 2009, the Company was able to utilize only $104.7 million of its federal net operating loss due to the IRC Section 382 limitation. As of December 31, 2009, the Company has federal net operating loss carryforwards of approximately $1 million. As of December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $105.5 million, and $105.6 million, respectively. Approximately $0.5 million of the total net operating loss carryforwards is attributable to excess employee stock option deductions, the benefit from which will be credited to additional paid-in capital when subsequently utilized in future years.

In response to budgetary pressures, the State of California has temporarily suspended the use of net operating loss carryforwards for the year 2008 and 2009. The Company’s ability to utilize its California net operating loss carryforwards is limited to offset its current year taxable income. As of December 31, 2009, the Company has state net operating loss carryforwards of approximately $105.6 million, which will expire at various dates between the years 2014 and 2021, if not utilized.

In addition, the Company had federal research and development credit carryforwards of approximately $6.2 million and $2.6 million as of December 31, 2009 and December 31, 2008, respectively. The federal tax credit carryforwards expires in the year 2024 through 2029, if not used. At December 31, 2008, the Company had state research and development credit carryforwards of approximately $0.9 million. The Company utilized all of its California research and development credit carryforwards in 2009 and therefore, has no state research and development credit carryforwards at December 31, 2009.

12. FAIR VALUE MEASUREMENTS

The Company follows ASC 820-10, “Fair Value Measurements and Disclosures” (ASC 820-10), which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

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

At December 31, 2009 and 2008, the Company did not have any fair valued assets or liabilities classified as Level 2.

•

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

At December 31, 2009 and 2008, the Company did not have any fair valued assets or liabilities classified as Level 3.

Assets measured at fair value as of December 31, 2009 and 2008 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair value measurements using
	Carrying Value	Level 1	Level 2	Level 3
December 31, 2009:
Assets
Cash equivalents	$41,761	$41,761	$—	$—
Short-term Investments	220,781	220,781	—	—
Restricted cash	2,343	2,343	—	—

Total assets	$264,885	$264,885	$—	$—

December 31, 2008:
Assets
Cash equivalents	$71,351	$71,351	$—	$—
Short-term Investments	149,968	149,968	—	—
Restricted cash	843	843	—	—

Total assets	$222,162	$222,162	$—	$—

13. COMMITMENTS AND CONTINGENCIES

For the conduct of its operations, the Company leases approximately 34,000 square feet of office space located at 201 Spear Street, San Francisco, California 94105 pursuant to leases that expire in July 2012 and May 2013. In November 2009 the Company signed a lease for approximately 64,000 square feet of office space located at 345 Spear Street, San Francisco, California 94105. Because of the negative CONNECTION trial results, the Company terminated the 345 Spear Street lease in March 2010, and paid a $1.5 million termination fee to the landlord, half of which was recorded as expense in the fourth quarter of 2009 and the remaining half of which will be recorded as expense in the first quarter of 2010. This expense recognition represents amortization of the $1.5 million minimum lease payments over the term of the lease. The Company also leases 5,700 square feet of office space located at 55 Hawthorne Street, San Francisco, California 94105, its former office location. The Company has sub-leased the Hawthorne Street space to a third party through February 2011.

The Company is committed to pay a portion of the actual operating expenses under its office lease agreements. These operating expenses are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. The Company recognizes rent expense under such arrangements on a straight-line basis over the term of lease.

At December 31, 2009, future minimum payments under the Company’s noncancelable operating leases were as follows (in thousands):

	Facilities	Equipment	Total
2010	$2,885	$24	$2,909
2011	1,521	24	1,545
2012	1,192	20	1,212
2013	309	5	314

Total minimum payments required	$5,907	$73	$5,980

Rent expense, net of sublease income, for the years ended December 31, 2009, 2008, 2007 was $2.8 million, $0.6 million and $0.4 million, respectively. Sublease income was $0.2 million for the years ended December 31, 2009 and 2008, respectively, and $40,000 for the year ended December 31, 2007.

See also Note 14 with respect to the purported securities class action lawsuit was commenced on March 9, 2010 naming as defendants the Company and certain of its officers.

14. SUBSEQUENT EVENTS

With Pfizer, the Company has been conducting a broad dimebon clinical development program, including five randomized, double-blind, placebo-controlled Phase 3 studies in Alzheimer’s and Huntington diseases. In March 2010, the Company reported negative top-line results from the first of these studies—the CONNECTION trial, a six-month study of 598 patients with mild-to-moderate Alzheimer’s disease. In the CONNECTION study, dimebon treated patients did no better than placebo patients on any of the primary and secondary efficacy endpoints at either dose tested. Given the negative CONNECTION data, the Company and Pfizer are currently re-evaluating which, if any, of the ongoing Phase 3 Alzheimer’s disease clinical trials should continue. This will be a complex analysis that will encompass scientific, clinical, regulatory and business issues. After this analysis is complete, the Company and Pfizer will be able to assess their respective future approaches to the clinical development of dimebon for Alzheimer’s and Huntington diseases. The Company does not know at this time which, if any, of the ongoing Phase 3 dimebon trials will be completed, or if Pfizer will elect to terminate the collaboration. Should the ongoing dimebon development program be materially changed, or should Pfizer elect to terminate the collaboration agreement, management’s estimate of the performance period over which the Company is recognizing the $225.0 million up-front payment received from Pfizer in the fourth quarter of 2008 would change.

On March 9, 2010, a purported securities class action lawsuit was commenced in the United States District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuit alleges violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to dimebon. The plaintiff alleges, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiff seeks to represent a class of stockholders who purchased the Company’s common stock between July 17, 2008 and March 2, 2010. The plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming the Company and/or its officers and directors as defendants. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, the Company could be forced to expend significant resources in the defense of those suits and we may not prevail. We are not currently able to estimate the possible cost to us from these matters as this lawsuit is currently at an early stage and the Company cannot ascertain how long it may take to resolve these matters. The Company has not established any reserve for any potential liability relating to this lawsuit. The Company’s management believes that the Company has meritorious defenses and intends to defend the lawsuit vigorously.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited quarterly results of operations of the Company for the years ended December 31, 2009 and 2008, respectively. The unaudited information is prepared on the same basis as the audited consolidated financial statements. The Company’s operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2009
Collaboration revenue	$16,340	$16,340	$16,341	$20,233
Operating expenses	(22,081)	(24,156)	(27,564)	(42,910)
Loss from operations	(5,741)	(7,816)	(11,223)	(22,677)
Net loss	(5,609)	(8,923)	(13,973)	(26,248)
Basic and diluted net loss per common share	$(0.19)	$(0.29)	$(0.42)	$(0.78)
Weighted average common shares used in the calculation of basic and diluted net loss per share	30,105	31,154	33,468	33,595

2008
Collaboration revenue	$—	$—	$—	$12,578
Operating expenses	(15,909)	(18,715)	(20,636)	(21,500)
Loss from operations	(15,909)	(18,715)	(20,636)	(8,922)
Net loss	(15,530)	(18,543)	(20,456)	(7,931)
Basic and diluted net loss per common share	$(0.54)	$(0.64)	$(0.68)	$(0.26)
Weighted average common shares used in the calculation of basic and diluted net loss per share	28,847	28,943	30,022	30,082

Exhibit Index

Unless otherwise indicated below, the Commission file number to the exhibit is No. 001-32836 for filings made in or after March 2006 and No. 000-20837 for filings made prior to March 2006.

Exhibit No.	Exhibit Description

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the fiscal year ended December 31, 2007).

3.2	Amended and Restated Bylaws of Medivation, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2008).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

10.1	Registration Rights Agreement by and among Orion Acquisition Corp. II and Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.3(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(a)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004 (incorporated by reference to Exhibit 10.5(a) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(b)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of August 1, 2004 (incorporated by reference to Exhibit 10.5(b) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(c)	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of September 1, 2004 (incorporated by reference to Exhibit 10.5(c) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.2(d)	Amendment Agreement by and between Orion Acquisition Corp. II and Joseph J. Grano, Jr., dated as of December 17, 2004 (incorporated by reference to Exhibit 10.5(d) to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

Exhibit No.	Exhibit Description

10.3*	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-122431)).

10.4(a)*	Amended and Restated 2004 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.4(a) to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007).

10.4(b)*	Form of Stock Option Agreement under the 2004 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.7(b) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

10.4(c)*	Form of Stock Option Agreement for Early Exercisable Options under the 2004 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.7(c) to the Annual Report on Form 10-KSB of Medivation, Inc. (formerly Orion Acquisition Corp. II) for the year ended December 31, 2004).

10.5	Common Stock Purchase Agreement, dated as of September 7, 2007, by and between Medivation, Inc. and Azimuth Opportunity Ltd. (incorporated by reference to Exhibit 10.1 to Medivation, Inc.’s Current Report on Form 8-K filed on September 10, 2007).

10.6	Form of Purchase Agreement, dated as of June 22, 2008, between Medivation, Inc. and the purchasers of its common stock (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2008).

10.7**	Amended and Restated Collaboration Agreement, dated as of October 20, 2008, between Medivation, Inc. and Pfizer Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.8*	Bonuses for Fiscal Year 2008 and Base Salaries for Fiscal Year 2009 for Certain Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2008).

10.9*	Medivation, Inc. 2009 Bonus Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 5, 2008).

10.10*	Bonuses for Fiscal Year 2009 and Base Salaries for Fiscal Year 2010 for Named Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2009).

10.11*	Medivation, Inc. 2010 Bonus Plan Summary (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 7, 2009).

10.12*	Change of Control Severance Benefits Agreement, dated as of February 2, 2009, between Medivation, Inc. and David Hung, M.D. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 16, 2009).

10.13*	Severance Benefits Agreement, dated as of February 9, 2009, between Medivation, Inc. and Rohan Palekar (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on March 16, 2009).

10.14*	Form of Medivation, Inc. Change of Control Severance Benefits Agreement (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 16, 2009).

10.15†	Collaboration Agreement, dated as of October 26, 2009, by and between Medivation, Inc. and Astellas US LLC.

10.16	Office Lease Agreement, dated as of November 2, 2009, by and between Medivation, Inc. and PPF OFF 345 Spear Street, LP.

Exhibit No.	Exhibit Description

10.17*	Compensation Information for Non-Employee Directors.

21.1	Subsidiaries of Medivation, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of attorney (contained on signature page).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer.

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this exhibit.
†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.