Form 10-Q
period 2010-03-31
MEDIVATION, INC.
filed 2010-05-10
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 5, 2010, 34,008,485 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDIVATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$118,966	$57,463
Short-term investments	136,485	220,781
Receivable from collaboration partners	10,948	6,490
Prepaid expenses and other current assets	6,805	9,343

Total current assets	273,204	294,077
Property and equipment, net	1,077	1,092
Restricted cash	843	843
Other non-current assets	1,046	678

Total assets	$276,170	$296,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,379	$4,840
Accrued expenses	16,759	12,054
Deferred revenue	63,227	86,570
Other current liabilities	146	800

Total current liabilities	87,511	104,264

Deferred revenue, net of current	174,207	166,598
Other non-current liabilities	495	554

Total liabilities	262,213	271,416

Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share;
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share;
50,000,000 shares authorized; issued and outstanding 34,007,651 shares at March 31, 2010 and 33,823,062 at December 31, 2009	340	338
Additional paid-in capital	208,482	202,361
Accumulated other comprehensive gain (loss)	13	(12)
Accumulated deficit	(194,878)	(177,413)

Total stockholders’ equity	13,957	25,274

Total liabilities and stockholders’ equity	$276,170	$296,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Collaboration revenue	$15,734	$16,340

Operating expenses:
Research and development	25,582	15,776
Selling, general and administrative	7,839	6,305

Total operating expenses	33,421	22,081

Loss from operations	(17,687)	(5,741)
Other income (expense):
Interest income	113	509
Other income (expense), net	109	51

Total other income	222	560

Net loss before income tax	(17,465)	(5,181)
Income tax expense	—	428

Net loss	$(17,465)	$(5,609)

Basic and diluted net loss per common share	$(0.51)	$(0.19)

Weighted average common shares used in the calculation of basic and diluted net loss per share	33,953	30,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(17,465)	$(5,609)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	107	60
Accretion of discount on securities	(104)	(492)
Stock-based compensation	3,503	2,635
Changes in operating assets and liabilities:
Receivable from collaboration partners	(4,458)	(2,244)
Prepaid expenses and other current assets	602	(1,170)
Other non-current assets	(447)	42
Accounts payable	2,539	(2,122)
Accrued expenses	4,705	4,469
Other current liabilities	(654)	10
Deferred revenue	(15,734)	(16,340)
Other non-current liabilities	(59)	26

Net cash used in operating activities	(27,465)	(20,735)

Cash flows from investing activities:
Maturities of short-term investments	86,000	—
Purchase of property and equipment	(88)	(92)

Net cash provided by (used in) investing activities	85,912	(92)

Cash flows from financing activities:
Stock option exercises	3,056	91

Net cash provided by financing activities	3,056	91

Net increase (decrease) in cash and cash equivalents	61,503	(20,736)
Cash and cash equivalents at beginning of period	57,463	71,454

Cash and cash equivalents at end of period	$118,966	$50,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Medivation, Inc. (the “Company”) is a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. The Company’s product candidates in clinical development are dimebon (latrepirdine), which is in Phase 3 development for the treatment of Alzheimer’s disease and Huntington disease, and MDV3100, which is in Phase 3 development for the treatment of castration-resistant prostate cancer. The Company’s dimebon program is partnered with Pfizer Inc., or Pfizer, and its MDV3100 program is partnered with Astellas Pharma Inc., or Astellas.

In September 2008, the Company announced a Collaboration Agreement with Pfizer, which became effective in October 2008. Under the terms of the agreement, the Company and Pfizer agreed to develop and commercialize dimebon for the treatment of Alzheimer’s disease and Huntington disease. The Company and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60% Pfizer/40% Medivation basis, and will share profits (or losses) resulting from commercialization of dimebon in the United States in the same proportions. Outside the United States, Pfizer will bear all development and commercialization costs, and will pay the Company tiered royalties on aggregate net sales of dimebon. In the fourth quarter of 2008, the Company received a non-refundable, up-front cash payment of $225.0 million pursuant to its Collaboration Agreement with Pfizer.

In March 2010, the Company and Pfizer reported negative results from the CONNECTION study, a randomized, double-blind, placebo-controlled, six-month Phase 3 study of dimebon in patients with mild-to-moderate Alzheimer’s disease. In the CONNECTION trial, dimebon failed to show a statistically significant improvement over placebo on any of the primary or secondary efficacy endpoints, and thus did not meet any of the study’s efficacy endpoints. Given the negative results in the CONNECTION trial, Pfizer has the right to terminate the Collaboration Agreement with the Company at any time. The Company does not know at this time if or when Pfizer will ultimately elect to terminate the collaboration.

In October 2009, the Company entered into a Collaboration Agreement with Astellas. Under the terms of the agreement, the Company and Astellas agreed to develop and commercialize MDV3100 for the treatment of both late- and early-stage prostate cancer. The Company and Astellas will share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan will be shared two-thirds by Astellas and one-third by the Company. The Company and Astellas will share equally profits (or losses) resulting from commercialization of MDV3100 in the United States. Outside the United States, Astellas will bear all development and commercialization costs, and will pay the Company tiered royalties on aggregate net sales of MDV3100. In the fourth quarter of 2009, the Company received a non-refundable, up-front cash payment of $110.0 million pursuant to its Collaboration Agreement with Astellas, ten percent of which the Company paid to the academic institution from which it licensed its rights to MDV3100.

The Company has funded its operations primarily through private and public offerings of its common stock, and from the up-front and cost-sharing payments from its Collaboration Agreements with Pfizer and Astellas. As of March 31, 2010, the Company had an accumulated deficit of $194.9 million and the Company expects to incur substantial additional losses in the future as it continues research and development activities designed to support potential approval of its present and potential future product candidates.

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

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the Commission, on March 15, 2010.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Medivation Neurology, Inc., Medivation Prostate Therapeutics, Inc. and Medivation Therapeutics, Inc. and reflect the elimination of intercompany accounts and transactions.

Reference is made to “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. As of the date of the filing of this Quarterly Report, the Company did not identify any significant changes to the critical accounting policies discussed in its Annual Report for the year ended December 31, 2009.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 08-9, “Milestone Method of Revenue Recognition” (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends Accounting Standards Codification (ASC) 605-28. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined in the consensus as an event: (1) that can only be achieved based in whole or in part on either (a) the entity’s performance or (b) on the occurrence of a specific outcome resulting from the entity’s performance; (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; and (3) that would result in additional payments being due to the entity. Issue 08-9 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, and may be applied either prospectively to milestones achieved after the adoption date, or; retrospectively for all periods presented. The Company does not expect Issue 08-9 to have any material impact on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company adopted this statement on January 1, 2010, analyzed its impact on its consolidated financial statements and concluded that there was no such impact .

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2011. The Company is currently evaluating the impact on its consolidated financial statements of the provisions of ASU 2009-13 but does not intend to early adopt.

In June 2009, the FASB issued the consolidation guidance for variable-interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable-interest entity that most significantly impact the entity’s economic performance. The Company adopted this standard on January 1, 2010, analyzed its impact on its consolidated financial statements and concluded that there was no such impact.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

NOTE 2 — COLLABORATION AGREEMENTS

a) Collaboration Agreement with Pfizer

In September 2008, the Company announced a Collaboration Agreement with Pfizer. Under this agreement, the Company and Pfizer agreed to collaborate on the development of dimebon for Alzheimer’s disease and Huntington disease for the United States market, including associated regulatory filings with the FDA. In addition, if approved by the FDA, following such approval and the launch of dimebon in the United States, the Company, at its option, and Pfizer will co-promote dimebon to specialty physicians in the United States, and Pfizer will promote dimebon to primary care physicians in the United States. Pfizer will be responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States. Pfizer is responsible for all manufacture of product for both clinical and commercial purposes. Both the Company and Pfizer have agreed not to commercialize for the treatment of specified indications any other products directed to the same primary molecular target as dimebon for a specified time period, subject to certain exceptions.

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

Under the Pfizer Collaboration Agreement, Pfizer paid the Company an up-front cash payment of $225.0 million in the fourth quarter of 2008. The Company is also eligible to receive payments of up to $500 million upon the attainment of development and regulatory milestones plus additional milestone payments upon the achievement of certain net sales levels for the product. The Company and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share, and the Company and Pfizer will share profits (or losses) resulting from the commercialization of dimebon in the United States in such proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay the Company tiered royalties on the aggregate net sales of dimebon.

The Company is permitted to terminate the Pfizer Collaboration Agreement for an uncured material breach by Pfizer. Pfizer has the right to terminate the Pfizer Collaboration Agreement unilaterally at any time. In the event of an uncured material breach of the Pfizer Collaboration Agreement by the Company, Pfizer may elect either to terminate the Pfizer Collaboration Agreement or to keep the Pfizer Collaboration Agreement in place, but terminate the Company’s right to participate in development, commercialization (other than co-promoting dimebon) and other activities for dimebon, including the joint committees and decision making for dimebon. However, such termination would not affect the Company’s financial return or, unless the Company commits an uncured material breach of its co-promotion obligations, the Company’s co-promotion rights. Following any termination of the Pfizer Collaboration Agreement, all rights to develop and commercialize dimebon will revert to the Company, and Pfizer will grant a license to the Company to enable the Company to continue such development and commercialization, remain responsible for its ongoing financial and other obligations under the Collaboration Agreement for a transition period of six months following termination, and is obligated to supply product to the Company for a reasonable period of time, not to exceed eighteen months following termination, on terms to be negotiated between the parties in good faith.

        For the three months ended March 31, 2010 and 2009, collaboration revenue recognized pursuant to the Pfizer Collaboration Agreement was $10.5 million and $16.3 million, respectively, representing the amortized portion of the $225.0 million up-front payment received from Pfizer. The remaining $136.5 million of the up-front payment has been recorded as deferred revenue, and will be amortized on a straight-line basis over the expected performance period of the Company’s deliverables under the Collaboration Agreement. Given the negative results in the CONNECTION trial and the subsequent revisions to the dimebon development plan, management revised its estimate of the performance period under the Pfizer Collaboration Agreement to extend the estimated completion date from the first quarter of 2012 to the second quarter of 2013. Management applied this revised estimate for revenue amortization purposes on a prospective basis beginning in the first quarter of 2010. The change in estimate will result in a decrease in amortized revenue related to the Pfizer Collaboration Agreement of $5.8 million per quarter beginning in the first quarter of 2010. Any milestone payments received by the Company pursuant to the Pfizer Collaboration Agreement will be recognized as revenue in the period in which the underlying milestone event is achieved, other than milestone payments triggered by events that occur during the performance period and do not qualify as substantive milestones, which will be amortized on a straight-line basis over the period beginning on the date such triggering event occurs and ending on completion of the performance period. Any profit sharing and royalty payments received by the Company pursuant to the Pfizer Collaboration Agreement will be recognized as revenue in the period in which the underlying product sales occur.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

The Company’s policy is to present true-up payments of development and commercialization costs, whether to or from the Company, within the applicable expense line in the statement of operations. True-up payments by the Company to Pfizer are thus presented as an increase in expense in the Company’s statement of operations, while true-up payments by Pfizer to the Company are presented as a reduction in expense. For the three months ended March 31, 2010, the Company recorded development cost true-up payments receivable from Pfizer of $4.8 million and commercialization cost true-up payments payable to Pfizer of $0.2 million, and a corresponding reduction in research and development expense and increase in selling, general and administrative expense. For the three months ended March 31, 2009, the Company recorded development and commercialization cost true-up payments receivable from Pfizer of $5.4 million and $0.4 million, respectively, and corresponding reductions in research and development expense and selling, general and administrative expense.

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

Under the Astellas Collaboration Agreement, Astellas paid the Company an up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company is also entitled to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. The Company is required to share 10% of the up-front payment and any development milestone payments received under the Astellas Collaboration Agreement with the academic institution from which it licensed its rights to MDV3100. The Company paid 10% of the up-front payment, or $11.0 million, to the academic institution in the fourth quarter of 2009. The Company and Astellas will share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan will be shared two-thirds by Astellas and one-third by the Company. The Company and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States equally. Outside the United States, Astellas will bear all development and commercialization costs and will pay the Company tiered, double-digit royalties on the aggregate net sales of MDV3100.

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

        For the three months ended March 31, 2010, collaboration revenue recognized pursuant to the Astellas Collaboration Agreement was $5.2 million, representing the amortized portion of the $110.0 million up-front payment received from Astellas in the fourth quarter of 2009. The remaining $100.9 million of the up-front payment has been recorded as deferred revenue, and will be amortized on a straight-line basis over the expected performance period of the Company’s deliverables under the Astellas Collaboration Agreement. Management currently expects this performance period to end in the fourth quarter of 2014. Any milestone payments received by the Company pursuant to the Astellas Collaboration Agreement will be recognized as revenue in the period in which the underlying milestone event is achieved, other than milestone payments triggered by events that occur during the performance period and do not qualify as substantive milestones, which will be amortized on a straight-line basis over the period beginning on the date such triggering event occurs and ending on completion of the performance period. Any profit sharing and royalty payments received by the Company pursuant to the Astellas Collaboration Agreement will be recognized as revenue in the period in which the underlying product sales occur.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

The Company’s policy is to present true-up payments of development and commercialization costs, whether to or from the Company, within the applicable expense line in the statement of operations. True-up payments by the Company to Astellas are thus presented as an increase in expense in the Company’s statement of operations, while true-up payments by Astellas to the Company are presented as a reduction in expense. For the three months ended March 31, 2010, the Company recorded development and commercialization cost true-up payments receivable from Astellas of $6.0 million and $0.1 million, respectively, and corresponding reductions in research and development expense and selling, general and administrative expense. There were no such payments receivable in the prior year period.

NOTE 3 — BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similarly to basic net loss per share, except that the denominator is increased to include all dilutive potential common shares, including outstanding options, warrants and common stock subject to repurchase. Potentially dilutive common shares have been excluded from the diluted loss per common share computations in all periods presented because such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted average number of total common shares outstanding for basic and diluted net loss per share data. At March 31, 2010 and 2009 these potentially dilutive securities were as follows:

	March 31,
	2010	2009
	(In thousands)
Outstanding options	5,087	4,892
Outstanding warrants	100	316
Outstanding restricted shares	8	18

Total	5,195	5,226

NOTE 4 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss adjusted for changes in market values of securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net loss	$(17,465)	$(5,609)
Change in unrealized gain / (loss) on securities available-for-sale	25	(490)

Total comprehensive loss	$(17,440)	$(6,099)

NOTE 5 — STOCK-BASED COMPENSATION

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

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

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

The following table summarizes stock option activity for the three months ended March 31, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	5,603,960	$16.71
Granted	36,973	$38.27
Exercised	182,089	$14.39
Forfeited	371,922	$27.29

Outstanding at March 31, 2010	5,086,922	$16.18	7.36	$11.2

Exercisable/vested at March 31, 2010	2,871,623	$10.27	6.38	$10.9

The following table summarizes information about restricted stock award activity for the three months ended March 31, 2010:

Restricted Stock Awards:	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2009	10,834	$15.71
Granted	—	$—
Vested	2,500	$15.71
Forfeited	—	$—

Balance at March 31, 2010	8,334	$15.71	0.79	$0.1

The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. Prior to the first quarter of 2010, due to its limited history of option exercise behavior, the Company used the simplified method of estimating option term provided for in the Commission’s Staff Accounting Bulletins 107 and 110 for options granted to employees and directors, which resulted in an estimated option term of six years. Beginning in the first quarter of 2010, the Company changed to a method based on its actual exercise experience and an assumption that unexercised options will remain outstanding for a period equal to the midpoint between the date the option vests in full and the contractual option termination date. For the first quarter of 2010, this new methodology produced an estimated term of 5.81 years for options granted to employees and directors. For options granted to consultants, the Company uses an estimated option term of four years, which is equal to the period required for the options to vest in full. Different estimates of volatility, dividend yield, risk-free rate and expected term could materially change the value of an option and the resulting expense.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

Stock-based awards granted to employees and directors are valued at their respective grant dates and expensed over the remaining vesting period of the award. Stock-based awards granted to consultants are valued at their respective measurement dates and recognized as expense based on the portion of the total consulting services provided during the applicable period. As further consulting services are provided in future periods, the Company will revalue the associated awards and recognize additional expense based on their then-current fair values

Total stock-based compensation recognized by the Company in the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,
	2010	2009
	(In thousands)
Research and development expense	$1,853	$1,414
Selling, general and administrative expense	1,650	1,221

Total stock-based compensation expense	$3,503	$2,635

Unearned stock-based compensation attributable to employee and director awards totaled $33.7 million at March 31, 2010 and will be recognized as expense over a weighted-average period of 2.6 years.

NOTE 6 — SHORT-TERM INVESTMENTS

As of March 31, 2010, short-term investments consisted of certificates of deposit and United States treasury notes maturing in July and August 2010. The amortized cost, gross unrealized gain and estimated fair value of short-term investments at March 31, 2010 were $134.9 million, $0.0 million and $134.9 million, respectively. As of December 31, 2009, short-term investments consisted solely of United States treasury notes maturing in February, July and August 2010. The amortized cost, gross unrealized gain and estimated fair value of short-term investments at December 31, 2009 were $220.8 million, $0.0 million and $220.8 million, respectively.

NOTE 7 — FAIR VALUE DISCLOSURES

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices in active markets for identical assets. The following table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Fair Value	Fair value measurements using
	March 31, 2010	Level 1	Level 2	Level 3
Cash equivalents	$117,856	$117,856	$—	$—
US Treasury bills	134,910	134,910	—	—
Certificates of deposit	1,575	1,575
Restricted cash	843	843	—	—

Total assets	$255,184	$255,184	$—	$—

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

NOTE 8 — ACCRUED EXPENSES

At March 31, 2010 and December 31, 2009, accrued expenses consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Payroll and payroll related	$1,241	$759
Preclinical and clinical trials	14,490	10,529
Other	1,028	766

Total accrued expenses	$16,759	$12,054

NOTE 9 — DEFERRED REVENUE

Deferred revenue at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Current portion:
Deferred revenue related to Pfizer (see Note 2)	$42,017	$65,361
Deferred revenue related to Astellas (see Note 2)	21,210	21,209

Total	$63,227	$86,570

Long-term portion:
Deferred revenue related to Pfizer (see Note 2)	$94,540	$81,701
Deferred revenue related to Astellas (see Note 2)	79,667	84,897

Total	$174,207	$166,598

NOTE 10 — INCOME TAXES

The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270 whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination. The Company has not recorded any tax provision for the first quarter of 2010 because it expects to be in a taxable loss position for 2010 and has a full valuation allowance on its deferred tax assets.

NOTE 11 — RESTRUCTURING

In response to the negative CONNECTION data, the Company implemented a restructuring in March 2010 in which it eliminated 23 full-time positions and vacated approximately 3,700 square feet of office space. Terminated individuals were eligible for a package consisting of a severance payment, continuing medical coverage and outplacement services. Aggregate restructuring charges, all of which were recorded in the period ended March 31, 2010, were $0.9 million, of which $0.4 million was classified as selling, general and administrative expense and $0.5 million was classified as research and development expense.

The following table summarizes the restructuring charges discussed above, as well as the remaining unpaid balance at March 31, 2010 (in thousands):

	Personnel Costs	Facilities Related	Total
Balance at December 31, 2009	$—	$—	$—
Additions	798	72	870
Payments	—	—	—

Balance at March 31, 2010	$798	$72	$870

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

NOTE 12 — CONTINGENCIES

Two purported securities class action lawsuits have been filed against the Company based on the negative CONNECTION data reported in March 2010. The lawsuits are substantially identical, and allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to dimebon. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs seek to represent a class of stockholders who purchased the Company’s common stock between July 17, 2008 and March 2, 2010. The plaintiffs seek damages, an award of their costs and injunctive and/or equitable relief. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming the Company and/or its officers and directors as defendants. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, the Company could be forced to expend significant resources in the defense of those suits and it may not prevail. The Company has not established any reserve for any potential liability relating to this lawsuit. The Company’s management believes that the Company has meritorious defenses and intends to defend the lawsuit vigorously. The Company believes it is entitled to coverage under its relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 15, 2010. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) the negative results we reported from our CONNECTION trial in March 2010 and the potential impact of those results on continued clinical development of dimebon, including risks associated with Pfizer’s potential termination of our dimebon collaboration agreement, which Pfizer has the right to do at any time, as well as the risk that we and/or Pfizer may determine to further curtail or discontinue the development of dimebon, (2) our ability to successfully conduct clinical and preclinical trials for our product candidates, (3) our ability to obtain required regulatory approvals to develop and market our product candidates, (4) our ability to raise additional capital on favorable terms, (5) our ability to execute our development plan on time and on budget, (6) our ability to obtain commercial partners, (7) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (8) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, any of the assumptions could be inaccurate, and therefore we cannot be certain that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company

We are a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. Our product candidates in clinical development are dimebon (latrepirdine), which is in Phase 3 development for the treatment of Alzheimer’s disease and Huntington disease, and MDV3100, which is in Phase 3 development for the treatment of castration-resistant prostate cancer. Our dimebon program is partnered with Pfizer Inc., or Pfizer, and our MDV3100 program is partnered with Astellas Pharma Inc., or Astellas.

In September 2008, we announced a Collaboration Agreement with Pfizer, which became effective in October 2008. Under the terms of the agreement, we and Pfizer agreed to develop and commercialize dimebon for the treatment of Alzheimer’s disease and Huntington disease. We and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60% Pfizer/40% Medivation basis, and will share profits (or losses) resulting from commercialization of dimebon in the United States in the same proportions. Outside the United States, Pfizer will bear all development and commercialization costs, and will pay us tiered royalties on aggregate net sales of dimebon. In the fourth quarter of 2008, we received a non-refundable, up-front cash payment of $225.0 million pursuant to our Collaboration Agreement with Pfizer.

In March 2010, we and Pfizer reported negative results from the CONNECTION study, a randomized, double-blind, placebo-controlled, six-month Phase 3 study of dimebon in patients with mild-to-moderate Alzheimer’s disease. In the CONNECTION trial, dimebon failed to show a statistically significant improvement over placebo on any of the primary or secondary efficacy endpoints, and thus did not meet any of the study’s efficacy endpoints. Given the negative results in the CONNECTION trial, Pfizer has the right to terminate the Collaboration Agreement with us at any time. We do not know at this time if or when Pfizer will ultimately elect to terminate the collaboration.

In response to the negative CONNECTION data, we implemented a restructuring in March 2010 in which we eliminated 23 full-time positions and vacated approximately 3,700 square feet of office space. Terminated individuals were eligible for a package consisting of a severance payment, continuing medical coverage and outplacement services. Aggregate restructuring charges, all of which were recorded in the period ended March 31, 2010, were $0.9 million, of which $0.4 million was classified as selling, general and administrative expense and $0.5 million was classified as research and development expense.

In October 2009, we entered into a Collaboration Agreement with Astellas. Under the terms of the agreement, we and Astellas agreed to develop and commercialize MDV3100 for the treatment of both late- and early-stage prostate cancer. We and Astellas will share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan will be shared two-thirds by Astellas and one-third by us. We and Astellas will share equally profits (or losses) resulting from commercialization of MDV3100 in the United States. Outside the United States, Astellas will bear all development and commercialization costs, and will pay us tiered royalties on aggregate net sales of MDV3100. In the fourth quarter of 2009, we received a non-refundable, up-front cash payment of $110.0 million pursuant to our Collaboration Agreement with Astellas, ten percent of which we paid to the academic institution from which we licensed our rights to MDV3100.

We have funded our operations primarily through private and public offerings of our common stock, and from the up-front and cost-sharing payments from our Collaboration Agreements with Pfizer and Astellas. As of March 31, 2010, we had an accumulated deficit of $194.9 million and we expect to incur substantial additional losses in the future as we continue research and development activities designed to support potential approval of our present and potential future product candidates.

Our Pipeline

Dimebon (latrepirdine)

Alzheimer’s disease. Our product candidate dimebon (latrepirdine) is in Phase 3 development for Alzheimer’s disease, in collaboration with Pfizer. In March 2010, we reported negative results from our CONNECTION trial. CONNECTION was a randomized, double-blind, placebo-controlled six-month study of 598 patients with mild-to-moderate Alzheimer’s disease in the United States, Western Europe, Russia and Chile in which patients were randomized to receive dimebon 20 mg three times daily, dimebon 5 mg three times daily or placebo. Patients in the CONNECTION trial were not permitted to take any approved Alzheimer’s disease medicines for a period of 90 days before, or at any time during, the study. Dimebon failed to show a statistically significant improvement over placebo on any of the primary or secondary efficacy endpoints in the CONNECTION trial, and thus did not meet any of the study’s efficacy endpoints. We designed the CONNECTION trial to confirm the results of our first trial of dimebon in 183 patients with mild-to-moderate Alzheimer’s disease in Russia, or the Russian Study, the results of which were published in 2008 in The Lancet. In the Russian Study, dimebon showed a statistically significant improvement over placebo on all of the same primary and secondary efficacy endpoints used in the CONNECTION trial. Thus, the CONNECTION trial failed to replicate the efficacy results seen in the Russian Study.

Huntington disease. Dimebon is also in Phase 3 clinical development for Huntington disease, also in collaboration with Pfizer. In July 2008, we announced top-line results of a Phase 2 study showing that dimebon was well tolerated and significantly improved cognitive function in Huntington disease patients compared to those treated with a placebo. The study, which was conducted in the U.S. and the United Kingdom, met its primary endpoint of safety and tolerability; in addition, dimebon showed statistically significant benefit versus placebo in cognition as measured by the Mini-Mental State Examination, or MMSE, a secondary endpoint in the study. However, dimebon failed to show a statistically significant benefit over placebo in this study on two other cognitive endpoints—the cognitive component of the Unified Huntington Disease Rating Scale, or UHDRS, and the ADAS-cog. The study results were published in March 2010 in Archives of Neurology. In July 2009, we enrolled the first patient in a randomized, double-blind, six-month placebo-controlled Phase 3 study of dimebon to treat Huntington disease, known as the HORIZON study.

Tolerability. Dimebon has been well tolerated in all clinical trials conducted to date in both Alzheimer’s and Huntington disease, including the CONNECTION trial and a separate randomized, double-blind, placebo-controlled safety study of dimebon, or the Safety Study, also reported in March 2010, in which 742 patients in the United States and Canada were randomized to receive dimebon 20 mg three times daily or placebo and treated for three to six months. Approximately 85% of patients in the Safety Study were taking one or more approved Alzheimer’s disease medicines while on the trial.

Post-CONNECTION development plans. In April 2010, we completed a thorough analysis of the CONNECTION data and study logistics. Our analysis concluded that dimebon did not show a clinical benefit in the CONNECTION trial, and we did not identify any systematic flaws in the study logistics that could otherwise explain the negative CONNECTION results. We considered all available dimebon data generated to date, including the negative results of the 598-patient CONNECTION study in mild-to-moderate Alzheimer’s disease and the positive results of the prior 183-patient Russian study in mild-to-moderate Alzheimer’s disease and the prior 90-patient Phase 1-2 study in Huntington disease, and concluded that development of dimebon should continue, but on a streamlined basis that prioritized those trials that we believe to be the most promising. Accordingly, we intend to continue the ongoing CONCERT trial, a twelve-month, randomized, double-blind, placebo-controlled Phase 3 trial evaluating dimebon’s potential benefits in patients with mild-to-moderate Alzheimer’s disease who are taking donepezil , and the ongoing HORIZON trial, a six-month, randomized, double-blind, placebo-controlled Phase 3 trial of dimebon in patients with Huntington disease, regardless of whether Pfizer elects to terminate the Collaboration Agreement and return to us its rights to dimebon. In addition, we and Pfizer agreed to suspend development of dimebon for moderate-to-severe Alzheimer’s disease, and thus to stop the two ongoing Phase 3 trials in that indication – the CONTACT and CONSTELLATION trials. We expect those two trials to be wound down by the end of the third quarter of 2010.

Regulatory interactions. We have not yet discussed the CONNECTION results or our proposed post-CONNECTION development plans with the U.S. Food and Drug Administration, or the FDA. Thus, we do not know if the FDA will agree with our proposed post-CONNECTION development plans, or whether and how the negative CONNECTION data may impact the FDA’s overall assessment of the existing dimebon data. In particular, the FDA informed us in January 2008 that the Russian Study and the CONNECTION trial could be used as the two pivotal studies required to support the approval of dimebon to treat mild-to-moderate Alzheimer’s disease, as long as a significant portion of the sites in the CONNECTION trial were located in the United States. Given the failure of the CONNECTION trial, we propose to rely on the Russian trial and the CONCERT trial as our two pivotal studies in support of registration for mild-to-moderate Alzheimer’s disease, and we have not yet discussed with the FDA whether that combination of studies would be acceptable. The FDA may answer this question in the negative and require one or more additional Phase 3 trials to approve dimebon in mild-to-moderate Alzheimer’s disease even if the results of the ongoing CONCERT trial are positive. Corresponding regulatory authorities in other countries may reach similar conclusions. If this or any other negative regulatory development were to occur, it may not be feasible for us to continue the development of dimebon for Alzheimer’s disease. Furthermore, even if we are able to obtain regulatory approval for mild-to-moderate Alzheimer’s disease based on the Russian Study and the CONCERT study, that approval would not include moderate-to-severe Alzheimer’s disease, which would decrease the size of the potential market opportunity for dimebon, as may the negative results of the CONNECTION trial. We intend to meet with the FDA in the second quarter of 2010 to obtain its input and guidance on the CONNECTION data and our revised dimebon development plan. If as a result of those discussions or otherwise, we and Pfizer (or either of us individually) determines that clinical development of dimebon should be further curtailed or abandoned, our potential future milestone payments and potential future revenues from the potential commercialization of dimebon would be reduced or eliminated.

MDV3100

Our product candidate MDV3100 is in Phase 3 development for castration-resistant prostate cancer, in collaboration with Astellas. In June 2009, we presented data from our ongoing Phase 1-2 clinical trial of MDV3100 at the American Society of Clinical Oncology Annual Meeting. In the 140 men enrolled in this trial, including both men who had failed prior chemotherapy and men who were chemotherapy-naïve, MDV3100 consistently demonstrated anti-tumor activity across dose levels and endpoints, as evaluated by reductions in prostate-specific antigen, or PSA, levels, radiographic findings and circulating tumor cell, or CTC, counts. In this trial, MDV3100 was generally well tolerated at doses up to and including 240 mg per day. Results of this trial were published in April 2010 in The Lancet.

With Astellas, we are currently conducting a randomized, double-blind, placebo-controlled Phase 3 study, known as the AFFIRM study, in patients with castration-resistant prostate cancer who have failed prior chemotherapy. This trial is enrolling approximately 1,200 patients in the United States, Canada, Europe, South America, Australia and South Africa. The primary endpoint in the AFFIRM trial is overall survival. In May 2010, we announced that we and Astellas intend to initiate three additional MDV3100 trials this year in earlier-stage prostate cancer: a Phase 3 trial in men with castration-resistant prostate cancer who are chemotherapy-naïve; a Phase 2 head-to-head trial comparing MDV3100 with bicalutamide, a leading marketed androgen-receptor antagonist drug; and a Phase 1 trial in hormone-naïve patients.

New Product Candidates

We remain actively engaged in identifying new product candidates, both internally and externally, to further expand our pipeline of product candidates.

Recent Accounting Pronouncements

Refer to Note 1 to our consolidated financial statements included elsewhere in this Report on Form 10-Q for a discussion of recent accounting pronouncements.

Critical Accounting Policies and the Use of Estimates

Reference is made to “Critical Accounting Policies and the Use of Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2009. As of the date of the filing of this Quarterly Report, we did not identify any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2009.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Collaboration Revenue

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Collaboration revenue	$15,734	$16,340
Percentage decrease	(4)%

We recorded $15.7 million and $16.3 million of collaboration revenue in the quarters ended March 31, 2010 and 2009, respectively. The $0.6 million decrease in collaboration revenue was driven by a $5.8 million decrease in amortized collaboration revenue related to our collaboration with Pfizer due to a change in management’s estimate of the performance period under the Pfizer collaboration, partially offset by a $5.2 million increase in amortized collaboration revenue related to our collaboration with Astellas, which was not in effect in the prior year period.

Under the Pfizer Collaboration Agreement, we received a non-refundable, up-front cash payment of $225.0 million in October 2008. This payment was recorded to deferred revenue, which we are amortizing on a straight-line basis over the expected performance period of our deliverables under the Pfizer Collaboration Agreement. Given the negative results in the CONNECTION trial and the subsequent revisions to the dimebon development plan, we revised our estimate of the performance period under the Pfizer Collaboration Agreement to extend the estimated completion date from the first quarter of 2012 to the second quarter of 2013. We applied this revised estimate for revenue amortization purposes on a prospective basis beginning in the first quarter of 2010. We recorded $10.5 million and $16.3 million of amortized collaboration revenue in the three months ended March 31, 2010 and 2009, respectively, with respect to the Pfizer Collaboration Agreement. Further, we are eligible to receive payments of up to $500.0 million upon the attainment of certain development and regulatory milestones, plus certain additional undisclosed commercial milestone payments. At present, we are unable to predict the timing or likelihood of such milestone payments. (Please refer to Note 2 to our condensed consolidated financial statements included elsewhere in this Report on Form 10-Q for further details on our collaboration with Pfizer).

Under the Astellas Collaboration Agreement, we received a non-refundable, up-front cash payment of $110.0 million in November 2009. This payment was recorded to deferred revenue, which we are amortizing on a straight-line basis over the expected performance period of our deliverables under the Astellas Collaboration Agreement. We currently expect this performance period to end in the fourth quarter of 2014. We recorded $5.2 million of amortized collaboration revenue in the three months ended March 31, 2010 with respect to the Astellas Collaboration Agreement. The Astellas Collaboration was not in effect in the prior year period. Further, we are eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. At present, we are unable to predict the timing or likelihood of such milestone payments, except that we expect to receive a $10 million milestone payment from Astellas in 2010 based on the expected initiation of our planned Phase 3 trial of MDV3100 in castration-resistant prostate cancer patients who are chemotherapy-naïve. (Please refer to Note 2 to our condensed consolidated financial statements included elsewhere in this Report on Form 10-Q for further details on our collaboration with Astellas).

Research and Development Expense

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Research and development expense	$25,582	$15,776
Percentage increase	62%

Research and development expenses increased by 62% or $9.8 million for the three months ended March 31, 2010 as compared to the same period in 2009. The $9.8 million increase in research and development expenses was driven primarily by a $3.8 million increase in clinical and preclinical study expense, as we had six Phase 3 studies ongoing in the first quarter of 2010 versus only one ongoing in the prior year period, increases of $1.2 million and $1.9 million in payroll related expenses and occupancy and other operating expenses, respectively, associated with increased headcount, a $1.9 million charge from Pfizer related to the discontinuation of certain pre-launch manufacturing activities, a $0.5 million restructuring charge associated with the 20% staffing reduction we implemented in the first quarter of 2010 in response to the negative CONNECTION data, and a $0.5 million charge related to termination of an office lease. Research and development headcount at March 31, 2010 was 58 compared to 45 at March 31, 2009.

Under the Pfizer Collaboration Agreement, specified costs incurred by Pfizer and us related to the development of dimebon for the United States market are shared by the parties on a 60% Pfizer, 40% Medivation basis. Costs related to the development of dimebon for ex-U.S. markets are borne 100% by Pfizer. The parties make quarterly true-up payments to ensure that each has borne its applicable percentage of the shared development costs incurred by both companies. For the three months ended March 31, 2010 and 2009, the net development cost true-up payments payable to us from Pfizer were $4.8 million and $5.4 million, respectively.

Under the Astellas Collaboration Agreement, specified costs incurred by Astellas and us related to the development of MDV3100 for the United States market are shared equally by the parties, except for costs of clinical trials supporting development in both the United States and either Europe or Japan, including our ongoing Phase 3 AFFIRM trial and the three additional planned clinical trials in earlier-stage prostate cancer that we expect to initiate in 2010, the costs of which are borne two-thirds by Astellas and one-third by us. Costs related to the development of MDV3100 for ex-U.S. markets are borne 100% by Astellas. The parties make quarterly true-up payments to ensure that each has borne its applicable percentage of the shared development costs incurred by both companies. For the three months ended March 31, 2010, the net development cost true-up payments payable to us from Astellas were $6.0 million. There were no such payments in the prior year period.

We account for development cost true-up payments under our Collaboration Agreements as additions to research and development expense when such payments are payable by us, and as reductions to research and development expense when such payments are payable to us.

To date, we have been engaged in two major research and development programs: the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease, and the development of MDV3100 for the treatment of prostate cancer. Other research and development programs consist of preclinical stage programs. Research and development costs are identified as either directly allocable to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of personnel costs (including both cash costs and non-cash stock-based compensation costs), corporate overhead costs, and other administrative and support costs. The following table summarizes the direct costs attributable to each program and the total indirect costs for each respective period.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Direct Costs:
Dimebon (latrepirdine)	$14,770	$7,801
MDV 3100	3,064	2,494
Other	2,603	1,573

Total direct costs	20,437	11,868
Indirect costs	5,145	3,908

Total research and development expenses	$25,582	$15,776

Our projects or intended projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Selling, general and administrative expense	$7,839	$6,305
Percentage increase	24%

The increase in selling, general and administrative expenses of 24% or $1.5 million in the three months ended March 31, 2010 as compared to the comparable period in 2009 was due primarily to an increase of $0.7 million in payroll and related costs associated with increased headcount in support of our expanded research and development activities, a $0.4 million restructuring charge associated with the 20% workforce reduction we implemented in the first quarter of 2010 in response to the negative CONNECTION data, and a $0.3 million charge related to termination of an office lease. Selling, general and administrative headcount at March 31, 2010 was 28 compared to 27 at March 31, 2009.

Under our Collaboration Agreement with Pfizer, we share certain dimebon-related commercialization costs in the U.S., including pre-launch commercialization costs, on a 60% Pfizer, 40% Medivation basis. Costs related to the commercialization of dimebon for ex-U.S. markets are borne 100% by Pfizer. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared commercialization costs. For the three months ended March 31, 2010, total commercialization cost true-up payments payable from us to Pfizer were $0.2 million. For the three months ended March 31, 2009, total commercialization cost true-up payments payable to us from Pfizer were $0.4 million.

Under our Collaboration Agreement with Astellas, we share certain MDV 3100-related commercialization costs in the U.S., including pre-launch commercialization costs, on a 50%/50% basis. Costs related to the commercialization of MDV 3100 for ex-U.S. markets are borne 100% by Astellas. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared commercialization costs. No such amounts became payable in the first quarter of either 2010 or 2009.

We account for commercialization cost true-up payments as additions to selling, general and administrative expense, when such payments are made by us, and as reductions to selling, general and administrative expense, when such payments are made to us.

In the first quarter of 2010, two purported securities class action lawsuits were filed against us in response to the negative CONNECTION data. We intend to vigorously defend these lawsuits, and thus expect our legal expenses to increase in the remainder of 2010 and potentially beyond. We believe we are entitled to coverage under our relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

Interest Income

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Interest income	$113	$509
Percentage decrease	(78)%

The decrease in interest income of 78% or $0.4 million in the three months ended March 31, 2010 as compared the comparable period in 2009 was primarily attributable to lower effective interest rates.

Other Income (Expense), net

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Other income (expense), net	$109	$51
Percentage increase	114%

The increase in other income (expense), net of 114% or $0.1 million in the three months ended March 31, 2010 as compared to the comparable period in 2009 was due entirely to an increase in recognized gains on our payables denominated in foreign currencies.

Income Tax Expense

The following table summarizes our effective tax rates and income tax expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Income tax expense	$—	$428
Effective tax rate	0%	8.25%

The tax expense for the first quarter of 2009 of $0.4 million was mainly due to the net income generated by the recognition for tax purposes of deferred revenue from the Pfizer up-front payment under our Pfizer Collaboration Agreement, the non-deductibility of stock-based compensation expense, and the suspension of California state net operating loss carryforwards for the 2008 and 2009 tax years. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net losses, we maintain a full valuation allowance on our net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. We have not recorded any tax provision for the first quarter of 2010 because we expect to be in a taxable loss position for 2010 and we have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred cumulative net losses of $194.9 million through March 31, 2010, and we expect to incur substantial additional losses in the future as we continue research and development activities designed to support potential approval of our present and potential future product candidates. We have not generated any revenue from product sales to date, and we do not expect to generate product revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, the $225.0 million up-front payment we received from Pfizer in October 2008, the $110.0 million up-front payment we received from Astellas in November 2009 and cost-sharing true-up payments from Pfizer and Astellas.

As of March 31, 2010 we had cash, cash equivalents and short-term investments of $255.5 million available to fund operations. Based upon our current expectations, we believe our capital resources at March 31, 2010 will be sufficient to fund our currently planned operations beyond 2012, regardless of whether Pfizer elects to terminate our Collaboration Agreement. This estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash reserves earlier than we currently anticipate. Our future capital requirements will depend on many factors, including the scope of our ongoing development activities, the timing and cost of any new development activities that we may elect to undertake, and the extent to which we are able to share development costs with our collaborators.

Pfizer Collaboration Agreement

In September 2008, we announced a Collaboration Agreement with Pfizer. Given the negative results in the CONNECTION trial, Pfizer has the right to terminate the Collaboration Agreement with us at any time. We do not know at this time if or when Pfizer will ultimately elect to terminate the collaboration. A more comprehensive discussion of the risks and uncertainties related to development of dimebon can be found in the section entitled “Risk Factors—Risks Related to Our Product Development Candidates” under Item 1A of this Quarterly Report on Form 10-Q.

Under the Pfizer Collaboration Agreement, we and Pfizer agreed to collaborate on development of dimebon for Alzheimer’s disease and Huntington disease for the United States market, including associated regulatory filings with the FDA. In addition, if approved by the FDA, following such approval and the launch of dimebon in the United States, we, at our option, and Pfizer have the right to co-promote dimebon to specialty physicians in the United States, and Pfizer has the sole right to promote dimebon to primary care physicians in the United States. Pfizer has responsibility for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States. Following a period of transition from our contract manufacturers to Pfizer, Pfizer has responsibility for all manufacture of product for both clinical and commercial purposes. Both we and Pfizer have agreed not to commercialize for the treatment of specified indications any other products directed to the same primary molecular target as dimebon for a specified time period, subject to certain exceptions.

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

Astellas Collaboration Agreement

Under the Astellas Collaboration Agreement, which became effective in October 2009, we and Astellas agreed to collaborate on the development of MDV3100 for prostate cancer for the United States market, including associated regulatory filings with the FDA. In addition, if approved by the FDA, following such approval and the launch of MDV3100 in the United States, we, at our option, and Astellas have the right to co-promote MDV3100 in the United States. Astellas is responsible for development of, and seeking regulatory approval for, and commercialization of MDV3100 outside the United States. Astellas will be responsible for commercial manufacture of MDV3100 on a global basis. Both Medivation and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as MDV3100 for the treatment of specified indications for a specified time period, subject to certain exceptions.

We and Astellas share the costs of developing and commercializing MDV3100 for the United States market on a 50%/50% basis, and we and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States in such proportions. Costs of clinical trials supporting development in both the United States and in either Europe or Japan, including the ongoing AFFIRM trial and the three additional trials in earlier-stage prostate cancer that we expect to initiate in 2010, are borne two-thirds by Astellas and one-third by us. Outside the United States, Astellas will bear all development and commercialization costs and will pay to us tiered, double-digit royalties on the aggregate net sales of MDV3100.

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

Under the Astellas Collaboration Agreement, Astellas paid us a non-refundable, up-front cash payment of $110.0 million in November 2009. We are also entitled to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. We are required to share 10% of the up-front payment and any development milestone payments received under the Astellas Collaboration Agreement with the academic institution from which we licensed our rights to MDV3100. We paid 10% of the up-front payment, or $11.0 million, to the academic institution in the fourth quarter of 2009.

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

Cash Flow

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$(27,465)	$(20,735)
Investing activities	85,912	(92)
Financing activities	3,056	91

Net change in cash and cash equivalents	$61,503	$(20,736)

Operating Activities

Net cash used in operating activities was $27.5 million in the three months ended March 31, 2010, and was primarily driven by our net loss of $17.5 million, decreased deferred revenue of $15.7 million due to partial amortization of the up-front payments from our corporate partners, and increased receivables from our corporate partners of $4.4 million, partially offset by an increase in accrued expenses and accounts payable of $7.2 million, $3.5 million in non-cash stock-based compensation expense and decreased prepaid expenses and other current assets of $0.6 million and other current liabilities of $0.7 million.

Net cash used in operating activities was $20.7 million in the three months ended March 31, 2009, and was primarily driven by our net loss of $5.6 million, decreased deferred revenue of $16.3 million due to partial amortization of the up-front payment from Pfizer, increased receivables from Pfizer of $2.2 million, and increased prepaid expenses and other current assets of $1.2 million, partially offset by $2.6 million in non-cash stock-based compensation expense and decreased accrued expenses and accounts payable of $2.3 million.

Investing Activities

Net cash provided by investing activities totaled $85.9 million in the three months ended March 31, 2010, consisting primarily of maturities of short-term investment securities. Net cash used by investing activities totaled $0.1 million in the three months ended March 31, 2009, and was due to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities totaled $3.1 million and $0.1 million in the three months ended March 31, 2010 and 2009, respectively, and were due to proceeds from the exercise of employee stock options.

Commitments and Contingencies

Except as described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, during the three months ended March 31, 2010, there were no material changes to our commitments and contingencies as set forth under the caption “Commitments and Contingencies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2010, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In March 2010, two purported securities class action lawsuits were commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchanges Act of 1934 in connection with allegedly false and misleading statements made by us related to dimebon. The plaintiffs allege among other things that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease, making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs purport to seek damages, an award of its costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between July 17, 2008 and March 2, 1010. It is possible that additional suits will be filed against us and/or our officers and directors with respect to these same matters.

Our management believes that we have meritorious defenses and intends to defend these lawsuits vigorously. These lawsuits and any other related lawsuits that may be filed are subject to inherent uncertainties, the actual cost may be significant, and we may not prevail. We believe we are entitled to coverage under our relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

ITEM 1A.	RISK FACTORS.

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to our business. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.

Risks Related to Our Business

*We have incurred net losses since inception, expect to incur additional losses in the future as we expand our development activities and may never achieve sustained revenues or profitability. Our only revenue to date has been collaboration revenue under our collaboration agreements with Pfizer and with Astellas. We have not completed development of any of our product candidates and do not expect that any of our present or future product candidates will be commercially available for a number of years, if at all. We have incurred losses since inception and expect to continue to incur substantial additional losses for the foreseeable future as we continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. We do not know when or if we will ever generate any additional revenue, including any milestone payments, profit sharing payments or royalty payments under our collaboration agreements with Pfizer and Astellas, or become profitable because of the significant uncertainties with respect to our ability to generate product revenue from, and obtain approval from the FDA for, any of our current or future product candidates.

*Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed our operations primarily through the sale of our debt and equity securities, and from up-front license payments and cost-sharing payments received pursuant to our collaborative arrangements with Pfizer and Astellas. As of March 31, 2010 we had cash, cash equivalents and short-term investments of $255.5 million available to fund operations. Based upon our current expectations, we believe our capital resources at March 31, 2010 will be sufficient to fund our currently planned operations beyond 2012, regardless of whether Pfizer elects to terminate our collaboration agreement. This estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash reserves earlier than we currently anticipate. Our future capital requirements will depend on many factors, including without limitation:

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our corporate partners’ preclinical and clinical trials;

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

We may not be able to obtain additional financing when we need it on acceptable terms or at all. If we cannot raise funds on acceptable terms, we may not be able to continue developing our product candidates, acquire or develop additional product candidates or respond to competitive pressures or unanticipated requirements. For these reasons, any inability to raise additional capital when we require it would seriously harm our business. In March 2010, we announced a reduction of approximately 20% of our workforce in order to reduce our operating costs and focus our resources on prioritized dimebon trials and the continued development of MDV3100, and we may need to further reduce our operating costs in the future, perhaps significantly, to preserve our cash. The cost-cutting measures we have taken and may take in the future may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and growth prospects.

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

*Because we depend on our management to oversee the execution of development plans for our existing product candidates and to identify and acquire promising new product candidates, the loss of any of our executive officers would harm our business. Our future success depends upon the continued services of our executive officers. We are particularly dependent on the continued services of David Hung, M.D., our president and chief executive officer and a member of our board of directors. Dr. Hung identified all of our existing product candidates for acquisition and has primary responsibility for identifying and evaluating other potential product candidates. We believe that Dr. Hung’s services in this capacity would be difficult to replace. None of our executive officers is bound by an employment agreement for any specific term, and they may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our executive officers. The loss of the services of any of our executive officers could delay the development of our existing product candidates and delay or preclude the identification and acquisition of new product candidates, either of which events could harm our business. In addition, our March 2010 workforce reduction and any future workforce reductions may negatively affect our ability to retain or attract key scientific and executive personnel.

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

Risks Related to Our Product Development Candidates

*Given the negative results in the CONNECTION trial, our revised dimebon clinical development plan, even if completed successfully, may be inadequate to obtain approval in mild-to-moderate Alzheimer’s disease. We have not yet discussed the negative CONNECTION results or our proposed post-CONNECTION development plans with the FDA. Thus, we do not know if the FDA will agree with our proposed post-CONNECTION dimebon development plans, or whether and how the negative CONNECTION data may impact the FDA’s overall assessment of the existing dimebon data. In particular, the FDA informed us in January 2008 that our Russian Study and our CONNECTION trial could be used as the two pivotal studies required to support the approval of dimebon to treat mild-to-moderate Alzheimer’s disease, as long as a significant portion of the sites in the CONNECTION trial were located in the United States. Given the failure of the CONNECTION trial, we propose to rely on the Russian Study and the CONCERT trial as our two pivotal studies in support of registration for mild-to-moderate Alzheimer’s disease, and we have not yet discussed with the FDA whether that combination of studies would be acceptable. The FDA may answer this question in the negative and require one or more additional Phase 3 trials to approve dimebon in mild-to-moderate Alzheimer’s disease even if the results of the ongoing CONCERT trial are positive. Comparable regulatory agencies in other countries may reach similar conclusions. If this or any other negative regulatory development were to occur, it may not be feasible for us to continue the development of dimebon for Alzheimer’s disease. Furthermore, even if we are able to obtain regulatory approval for mild-to-moderate Alzheimer’s disease based on the Russian Study and the CONCERT study, that approval would not include moderate-to-severe Alzheimer’s disease, which would decrease the size of the potential market opportunity for dimebon, as may the negative results in the CONNECTION trial. We intend to meet with the FDA in the second quarter of 2010 to obtain its input and guidance on the CONNECTION data and our revised dimebon development plan. If as a result of those discussions or otherwise, we and Pfizer (or either of us individually) determines that clinical development of dimebon should be further curtailed or abandoned, our potential future milestone payments and potential future revenues from the potential commercialization of dimebon would be reduced or eliminated.

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

*Positive results in the Russian Study were not predictive of results in the CONNECTION study, which was designed as a confirmatory study, and positive results seen in any of our other clinical trials, including our Phase 2 clinical trial of dimebon in Huntington disease and our Phase 1-2 clinical trial of MDV3100 in castration-resistant prostate cancer, or CRPC, may not be predictive of future clinical trial results. The CONNECTION study was designed expressly to replicate the positive results seen in the Russian Study but failed to do so. As evidenced by this example, even where we achieve positive results in clinical trials, subsequent clinical trials may fail, even if those subsequent trials are designed very similarly to their predecessors. Accordingly, despite the positive results seen in our Phase 2 clinical trial of dimebon in Huntington disease, our ongoing Phase 3 HORIZON trial of dimebon in Huntington disease may fail, and despite the positive results seen to date in our Phase 1-2 trial of MDV3100 in CRPC, our ongoing Phase 3 AFFIRM trial of MDV3100 in post-chemotherapy CRPC and our planned Phase 3 trial in chemotherapy-naïve CRPC may fail. In addition, despite the positive results seen in our Russian Study, our ongoing Phase 3 CONCERT trial may fail. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy traits despite having progressed successfully through prior stages of preclinical and clinical testing. In addition, we do not know whether interim results from any of our ongoing clinical trials, including the results to date in our Phase 1-2 clinical trial of MDV3100 in CRPC, will be predictive of final results of any such trial.

*We are dependent upon our collaborative relationships with Pfizer and Astellas to further develop, manufacture and commercialize dimebon and MDV3100, respectively. There may be circumstances that delay or prevent Pfizer’s or Astellas’ ability to develop, manufacture and commercialize dimebon or MDV3100, respectively, or that result in Pfizer or Astellas terminating our agreements with each of them. In September 2008, we announced that we had entered into a collaboration agreement with Pfizer for the development, manufacture and commercialization of dimebon to treat Alzheimer’s disease and Huntington disease. Under the agreement, Pfizer is responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States and is responsible globally for all manufacture of product for both clinical and commercial purposes. In the United States, we and Pfizer are responsible for jointly developing and commercializing dimebon, and we will share the costs, profits and losses on a 60%/40% basis, with Pfizer assuming the larger share. Under the terms of the agreement, Pfizer has the unilateral right to terminate the agreement at any time based on the negative results of the CONNECTION trial. We do not know at this time if or when Pfizer will ultimately elect to terminate the collaboration. In October 2009, we announced that we had entered into a collaboration agreement with Astellas for the development, manufacture and commercialization of MDV3100 to treat prostate cancer. Under the agreement, Astellas is responsible for developing, seeking regulatory approval for, and commercializing MDV3100 outside the United States and, following a transition period, is responsible globally for all manufacture of product for both clinical and commercial purposes. We and Astellas are jointly responsible for developing, seeking regulatory approval for, and commercializing MDV3100 in the United States. We and Astellas will share equally the costs, profits and losses arising from development and commercialization of MDV3100 in the United States. For clinical trials useful both in the United States and in Europe or Japan, including the ongoing Phase 3 AFFIRM trial and the three additional planned trials in earlier-stage prostate cancer that we expect to initiate in 2010, we will be responsible for one-third of the total costs and Astellas will be responsible for the remaining two-thirds.

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

*We are dependent on the efforts of, and funding by, Pfizer and Astellas for the development of dimebon and MDV3100, respectively. Under the terms of both the Pfizer collaboration agreement and the Astellas collaboration agreement, we and each of Pfizer and Astellas must agree on any changes to the development plan for dimebon or MDV3100, respectively, that is set forth in each agreement. If we and Pfizer or we and Astellas cannot agree on any such changes, clinical trial progress could be significantly delayed or halted. Pfizer is free to terminate our collaboration agreement at its discretion on limited notice to us. If Pfizer terminates its co-funding of our dimebon program, we may be unable to fund the development and commercialization costs on our own and may be unable to find a new collaborator, which could cause our dimebon program to fail. Subject to certain limitations set forth in the Astellas Collaboration Agreement, Astellas is generally free to terminate the Astellas agreement at its discretion on limited notice to us. Similarly, in the event of an uncured material breach of the Astellas agreement by us, Astellas may elect to terminate the agreement, in which case all rights to develop and commercialize MDV3100 will revert to us. If Astellas terminates its co-funding of our MDV3100 program, we may be unable to fund the development and commercialization costs on our own and may be unable to find another partner, which could cause our MDV3100 program to fail. In the event of an uncured material breach of the Pfizer agreement by us, Pfizer may elect either to terminate the agreement or to keep the agreement in place, but terminate our right to participate in development, commercialization (other than co-promoting dimebon, which right Pfizer may terminate only if our uncured material breach pertains to our exercise of that right) and other activities for dimebon, including the joint committees and decision making for dimebon. If Pfizer terminates our right to participate in such activities, we would be entirely dependent on Pfizer’s actions with respect to the development and commercialization of dimebon. In addition, under the Pfizer agreement, Pfizer is solely responsible for the development and regulatory approval of dimebon outside the United States, so we are entirely dependent on Pfizer for the successful completion of those activities. Similarly, under the Astellas agreement, Astellas is solely responsible for the development and regulatory approval of MDV3100 outside the United States, so we are entirely dependent on Astellas for the successful completion of those activities.

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

*If Pfizer’s or Astellas’ business strategies change, any such changes may adversely affect our collaborative relationships with each party. Either Pfizer or Astellas may change its business strategy. Decisions by either Pfizer or Astellas to either reduce or eliminate its participation in the Alzheimer’s disease field or prostate cancer field, respectively, to emphasize other competitive agents currently in its portfolio at the expense of dimebon or MDV3100, respectively, or to add additional competitive agents to its portfolio, could reduce its financial incentives to continue to develop, seek regulatory approval for, or commercialize dimebon or MDV3100, respectively. For example, in October 2009 Pfizer completed its acquisition of Wyeth, which is co-developing an Alzheimer’s disease product candidate that, like dimebon, is currently in Phase 3 development. A change in Pfizer’s business strategy as a result of the Wyeth acquisition or for other reasons, including the negative results of the CONNECTION study or potential negative results in the ongoing CONCERT study, may adversely affect activities under our collaboration agreement with Pfizer, which could cause significant delays and funding shortfalls impacting the activities under the collaboration and seriously harming our business, or could result in changes to the terms of our collaboration or its outright termination. In addition, Astellas has partnered with us based in part on Astellas’ desire to use MDV3100 as a component of building a global oncology franchise, which Astellas presently does not have. If Astellas’ strategic objective of building a global oncology franchise were to change, such change could negatively impact any commercial prospects of MDV3100.

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

*Enrollment and retention of patients in clinical trials is often an expensive and time-consuming process, could be made more difficult or rendered impossible by multiple factors outside our control, including the negative results from the CONNECTION trial reported in March 2010 and the potential availability of competing drugs for the treatment of CRPC, and could result in significant delays, cost overruns, or both, in our product development activities, or could result in the failure of such activities. We may encounter delays in enrolling a sufficient number of patients to complete our clinical trials, and the negative results of the CONNECTION study may make it more difficult for us to enroll patients in other dimebon clinical trials, including our ongoing CONCERT and HORIZON trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. For example, to be successful in our ongoing Phase 3 AFFIRM study of MDV3100 in castration-resistant prostate cancer, MDV3100 must demonstrate a statistically significant difference in survival between drug-treated and placebo-treated patients. If one or more other treatments for castration-resistant prostate cancer becomes available, either commercially or on a compassionate use basis, before completion of the AFFIRM trial, patients could elect to leave our trial and switch to an alternative treatment. The survival of these patients continues to be included in the analysis of the AFFIRM trial despite the fact that they have dropped out. Thus, use of other treatments by these patients could make it more difficult for the AFFIRM trial to succeed if such treatments prolong survival. Furthermore, because patients in the AFFIRM trial have a one-third chance of being randomized to placebo, the availability of competing treatments may make it more difficult, or impossible, to complete enrollment in our trial. Such potential competing treatments include an investigational chemotherapy drug from sanofi-aventis which demonstrated an overall survival benefit in a Phase 3 CRPC trial reported in March 2010, a prostate cancer vaccine from Dendreon which demonstrated an overall survival benefit in CRPC patients and was approved by the FDA in April 2010, and an investigational hormonal drug from Johnson & Johnson which, like MDV3100, operates through the androgen receptor pathway and is ahead of MDV3100 in clinical development. Delays or failures in planned patient enrollment and/or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop dimebon, MDV3100 or any other product candidates, or could render further development impossible.

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

*Any of our product development candidates that receive marketing approval will face significant competition from other approved products, including generic products and products with more convenient dosing regimens, and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four branded drugs and one generic drug currently marketed to treat Alzheimer’s disease. These drugs are all dosed once or twice per day, while dimebon dosing is three times daily in all of our completed and ongoing Alzheimer’s disease and Huntington disease clinical trials. This difference in dosing regimen may make dimebon less competitive than alternative drugs if dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, one of the four branded Alzheimer’s disease drugs has already lost patent protection, and the other three branded drugs are expected to lose patent protection between 2010 and 2015. Such loss of patent protection typically results in the entry of generic competition for, and significant reductions in the commercial pricing of, those approved drugs. A generic version of one Alzheimer’s disease drug received FDA marketing approval in 2008. This development would put significant competitive pressure on the prices we or our potential partners could charge for dimebon should it ever be approved. Companies marketing currently approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Novartis AG and Johnson & Johnson. Pfizer also already markets a currently approved Alzheimer’s disease drug. In addition, in October 2009 Pfizer merged with Wyeth, which is co-developing an Alzheimer’s disease product candidate that, like dimebon, is currently in Phase 3 development. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and CRPC, including compounds already in Phase 3 clinical trials. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved, including an investigational chemotherapy drug from sanofi-aventis which demonstrated an overall survival benefit in a Phase 3 CRPC trial reported in March 2010, a prostate cancer vaccine from Dendreon which demonstrated an overall survival benefit in CRPC patients and was approved by the FDA in April 2010, and an investigational hormonal drug from Johnson & Johnson which, like MDV3100, operates through the androgen receptor pathway and is ahead of MDV3100 in clinical development. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. Even if dimebon were ever to receive marketing approval, the negative results from the CONNECTION trial could be included in the product label, which could negatively affect dimebon’s ability to compete. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we, Pfizer, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

*Any of our product candidates that is eventually approved for sale may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors. Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the United States. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services and many of those countries have nationalized health care systems in which the government pays for all such products and services and must approve product pricing. Even if approved by the FDA and foreign regulatory agencies, our product candidates are unlikely to achieve commercial success unless they are covered widely by third-party payors and reimbursed at a rate which generates an acceptable commercial return for us and any collaborative partner. It is increasingly difficult to obtain coverage and acceptable reimbursement levels from third-party payors and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process. Moreover, comprehensive health care reform legislation was recently enacted in the United States that substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The new legislation contains a number of provisions that are expected to impact our business and operations, including those relating to the increased use of comparative effectiveness research on health care products, changes to enrollment in federal healthcare programs, reimbursement changes and fraud and abuse provisions, all of which will impact existing government health care programs and will result in the development of new programs. Many of the details regarding the implementation of this legislation have yet to be determined and implementation may ultimately adversely affect our business. Further, we expect that there will continue to be a number of federal and state proposals to implement government controls over drug product pricing. We are currently unable to predict what additional legislation or regulations, if any, relating to the pharmaceutical industry or third-party payor coverage and reimbursement may be enacted in the future, or what effect the recently enacted federal health care reform legislation or any such additional legislation or regulation will or would have on our business. In addition, we would face competition in such negotiations from other approved drugs against which we compete, which may include other approved drugs marketed by Pfizer or Astellas, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage with respect to the individual payors than we may have. The competition for coverage and reimbursement level with individual payors will be particularly intense for dimebon, if approved to treat Alzheimer’s disease, because all four currently marketed Alzheimer’s disease drugs are expected to lose patent protection prior to, or shortly following, dimebon’s potential commercial launch, and thus are likely to be available at generic price levels that are more attractive to individual payors. One such drug already has lost patent protection and a generic version is on the market. Our commercial prospects would be further weakened if payors approved coverage for our product candidates only as second- or later-line treatments, or if they placed any of our product candidates in tiers requiring unacceptably high patient co-payments. Failure to achieve acceptable coverage and reimbursement levels could materially harm our or our partner’s ability to successfully market our product candidates.

We may be subject to product liability or other litigation, which could result in an inefficient allocation of our critical resources, delay the implementation of our business strategy and, if successful, materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby. Our business exposes us to the risk of product liability claims that is inherent in the development of pharmaceutical products. If any of our product candidates harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, corporate partners or others. We have product liability insurance covering our ongoing clinical trials, but do not have insurance for any of our other development activities. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by any of our product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Any litigation to which we are subject, including the purported securities class action lawsuits described in the section entitled “Legal Proceedings” under Part II, Item 1 of this Quarterly Report on Form 10-Q, could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

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

Risks Related to Ownership of Our Common Stock

*We have been named as a defendant in two purported securities class action lawsuits. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business and operations. In March 2010, two purported securities class action lawsuits were commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchanges Act of 1934 in connection with allegedly false and misleading statements made by us related to dimebon. The plaintiffs allege among other things that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease, making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs purport to seek damages, an award of its costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between July 17, 2008 and March 2, 2010. It is possible that additional suits will be filed against us and/or our officers and directors with respect to these same matters.

Our management believes that we have meritorious defenses and intends to defend these lawsuits vigorously. These lawsuits and any other related lawsuits that may be filed are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of these suits and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation and, although we believe the company is entitled to coverage under the relevant insurance policies, subject to a $350,000 retention, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.

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

•

developments concerning our collaboration with Pfizer, our collaboration with Astellas, or any future collaborations, including any potential decision by Pfizer to terminate our dimebon collaboration due to the negative results of the CONNECTION trial reported in March 2010 or other factors;

•	publicity regarding us, our product candidates or those of our competitors, including research reports published by securities analysts;

•	regulatory developments in the United States and foreign countries;

•	litigation, including the purported securities class action lawsuits commenced against us and certain of our officers and any other related lawsuits;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

EXHIBIT NO.	DESCRIPTION

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the year ended December 31, 2007).

3.2	Amended and Restated Bylaws of Medivation, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Medivation, Inc. for the year ended December 31, 2008).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Business Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2010	MEDIVATION, INC.

	By:	/s/ C. PATRICK MACHADO
	Name:	C. Patrick Machado
	Title:	Chief Business Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to
Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the year ended December 31, 2007).

3.2	Amended and Restated Bylaws of Medivation, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Medivation, Inc. for the year ended December 31, 2008).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Business Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or
Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).