Form 10-Q
period 2010-06-30
MEDIVATION, INC.
filed 2010-08-09
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 2, 2010, 34,569,663 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDIVATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$26,801	$57,463
Short-term investments	206,503	220,781
Receivable from collaboration partners	13,033	6,490
Prepaid expenses and other current assets	6,226	9,343

Total current assets	252,563	294,077
Property and equipment, net	983	1,092
Restricted cash	843	843
Other non-current assets	1,015	678

Total assets	$255,404	$296,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,918	$4,840
Accrued expenses	16,336	12,054
Deferred revenue	63,227	86,570
Other current liabilities	153	800

Total current liabilities	86,634	104,264

Deferred revenue, net of current	158,415	166,598
Other non-current liabilities	445	554

Total liabilities	245,494	271,416

Contingencies (Note 12)

Stockholders’ equity:

Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; issued and outstanding 34,568,829 shares at June 30, 2010 and 33,823,062 at December 31, 2009	346	338
Additional paid-in capital	211,683	202,361
Accumulated other comprehensive loss	(1)	(12)
Accumulated deficit	(202,118)	(177,413)

Total stockholders’ equity	9,910	25,274

Total liabilities and stockholders’ equity	$255,404	$296,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Collaboration revenue	$15,792	$16,340	$31,526	$32,680

Operating expenses:
Research and development	18,255	17,545	43,837	33,321
Selling, general and administrative	4,974	6,611	12,813	12,916

Total operating expenses	23,229	24,156	56,650	46,237

Loss from operations	(7,437)	(7,816)	(25,124)	(13,557)
Other income (expense):
Interest income	80	305	193	814
Other income (expense), net	117	(148)	226	(97)

Total other income	197	157	419	717

Net loss before income tax	(7,240)	(7,659)	(24,705)	(12,840)
Income tax expense	—	1,264	—	1,692

Net loss	$(7,240)	$(8,923)	$(24,705)	$(14,532)

Basic and diluted net loss per common share	$(0.21)	$(0.29)	$(0.73)	$(0.47)

Weighted average common shares used in the calculation of basic and diluted net loss per share	34,053	31,154	34,006	30,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(24,705)	$(14,532)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	213	133
Accretion of discount on securities	(174)	(786)
Stock-based compensation	6,705	5,130
Changes in operating assets and liabilities:
Receivable from collaboration partners	(6,543)	(2,655)
Prepaid expenses and other current assets	1,181	(3,739)
Other non-current assets	(414)	(3)
Accounts payable	2,078	(1,848)
Accrued expenses	4,282	4,645
Other current liabilities	(647)	19
Deferred revenue	(31,526)	(32,680)
Other non-current liabilities	(109)	(4)

Net cash used in operating activities	(49,659)	(46,320)

Cash flows from investing activities:
Purchase of short-term investments	(69,962)	(207,651)
Maturities of short-term investments	86,000	150,000
Purchase of property and equipment	(102)	(315)

Net cash provided by (used in) investing activities	15,936	(57,966)

Cash flows from financing activities:
Net proceeds from issuances of common stock	—	62,372
Stock option exercises	3,061	450

Net cash provided by financing activities	3,061	62,822

Net decrease in cash and cash equivalents	(30,662)	(41,464)
Cash and cash equivalents at beginning of period	57,463	71,454

Cash and cash equivalents at end of period	$26,801	$29,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

In October 2009, the Company entered into a Collaboration Agreement with Astellas. Under the terms of the agreement, the Company and Astellas agreed to develop and commercialize MDV3100 for the treatment of both late- and early-stage prostate cancer. The Company and Astellas share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by the Company. The Company and Astellas will share equally profits (or losses) resulting from commercialization of MDV3100 in the United States. Outside the United States, Astellas will bear all development and commercialization costs, and will pay the Company tiered royalties on aggregate net sales of MDV3100. In the fourth quarter of 2009, the Company received a non-refundable, up-front cash payment of $110.0 million pursuant to its Collaboration Agreement with Astellas, ten percent of which the Company paid to the academic institution from which it licensed its rights to MDV3100.

The Company has funded its operations primarily through private and public offerings of its common stock, and from the up-front and cost-sharing payments from its Collaboration Agreements with Pfizer and Astellas. As of June 30, 2010, the Company had an accumulated deficit of $202.1 million and the Company expects to incur substantial additional losses in the future as it continues research and development activities designed to support potential approval of its present and potential future product candidates.

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

June 30, 2010

(unaudited)

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2010.

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

NOTE 2 — COLLABORATION AGREEMENTS

a) Collaboration Agreement with Pfizer

In September 2008, the Company announced a Collaboration Agreement with Pfizer. Under this agreement, the Company and Pfizer agreed to collaborate on the development of dimebon for Alzheimer’s disease and Huntington disease for the United States market, including associated regulatory filings with the U.S. Food and Drug Administration (the “FDA”). In addition, if approved by the FDA, following such approval and the launch of dimebon in the United States, the Company, at its option, and Pfizer will co-promote dimebon to specialty physicians in the United States, and Pfizer will promote dimebon to primary care physicians in the United States. Pfizer will be responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States. Pfizer is responsible for all manufacture of product for both clinical and commercial purposes. Both the Company and Pfizer have agreed not to commercialize for the treatment of specified indications any other products directed to the same primary molecular target as dimebon for a specified time period, subject to certain exceptions.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

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

For the three and six months ended June 30, 2010, collaboration revenue recognized pursuant to the Pfizer Collaboration Agreement was $10.5 million and $21.0 million, respectively, representing the amortized portion of the $225.0 million up-front payment received from Pfizer. For the three and six months ended June 30, 2009, the Company recorded $16.3 million and $32.7 million, respectively of amortized collaboration revenue. At June 30, 2010, a remaining balance of $126.0 million of the up-front payment has been recorded as deferred revenue, and will be amortized on a straight-line basis over the expected performance period of the Company’s deliverables under the Collaboration Agreement. Given the negative results in the CONNECTION trial and the subsequent revisions to the dimebon development plan, the Company revised its estimate of the performance period under the Pfizer Collaboration Agreement to extend the estimated completion date from the first quarter of 2012 to the second quarter of 2013. The Company applied this revised estimate for revenue amortization purposes on a prospective basis beginning in the first quarter of 2010. The change in estimate resulted in a decrease in amortized revenue related to the Pfizer Collaboration Agreement of $5.8 million per quarter beginning in the first quarter of 2010. Any milestone payments received by the Company pursuant to the Pfizer Collaboration Agreement will be recognized as revenue in the period in which the underlying milestone event is achieved, other than milestone payments triggered by events that occur during the performance period and do not qualify as substantive milestones, which will be amortized on a straight-line basis over the performance period. Any profit sharing and royalty payments received by the Company pursuant to the Pfizer Collaboration Agreement will be recognized as revenue in the period in which the underlying product sales occur.

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

For the three months ended June 30, 2010, the Company recorded development cost true-up payments receivable from Pfizer of $6.1 million and commercialization cost true-up payments payable to Pfizer of $0.1 million, and a corresponding reduction in research and development expense and increase in selling, general and administrative expense. For the three months ended June 30, 2009, the

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

Company recorded development and commercialization cost true-up payments receivable from Pfizer of $5.8 million and $0.4 million, respectively, and corresponding reductions in research and development expense and selling, general and administrative expense.

For the six months ended June 30, 2010, the Company recorded development cost true-up payments receivable from Pfizer of $10.8 million and commercialization cost true-up payments payable to Pfizer of $0.3 million, and a corresponding reduction in research and development expense and increase in selling, general and administrative expense. For the six months ended June 30, 2009, the Company recorded development and commercialization cost true-up payments receivable from Pfizer of $11.2 million and $0.8 million, respectively, and corresponding reductions in research and development expense and selling, general and administrative expense.

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

Under the Astellas Collaboration Agreement, Astellas paid the Company an up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company is also entitled to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. The Company is required to share 10% of the up-front payment and any development milestone payments received under the Astellas Collaboration Agreement with the academic institution from which it licensed its rights to MDV3100. The Company paid 10% of the up-front payment, or $11.0 million, to the academic institution in the fourth quarter of 2009. The Company and Astellas will share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by the Company. The Company and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States equally. Outside the United States, Astellas will bear all development and commercialization costs and will pay the Company tiered, double-digit royalties on the aggregate net sales of MDV3100.

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

For the three and six months ended June 30, 2010, collaboration revenue recognized pursuant to the Astellas Collaboration Agreement was $5.3 million and $10.5 million, respectively, representing the amortized portion of the $110.0 million up-front payment received from Astellas in the fourth quarter of 2009. The remaining $95.6 million of the up-front payment has been recorded as deferred revenue, and will be amortized on a straight-line basis over the expected performance period of the Company’s

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

deliverables under the Astellas Collaboration Agreement. Management currently expects this performance period to end in the fourth quarter of 2014. Any milestone payments received by the Company pursuant to the Astellas Collaboration Agreement will be recognized as revenue in the period in which the underlying milestone event is achieved, other than milestone payments triggered by events that occur during the performance period and do not qualify as substantive milestones, which will be amortized on a straight-line basis over the performance period. Any profit sharing and royalty payments received by the Company pursuant to the Astellas Collaboration Agreement will be recognized as revenue in the period in which the underlying product sales occur.

The Company’s policy is to present true-up payments of development and commercialization costs, whether to or from the Company, within the applicable expense line in the statement of operations. True-up payments by the Company to Astellas are thus presented as an increase in expense in the Company’s statement of operations, while true-up payments by Astellas to the Company are presented as a reduction in expense. For the three months ended June 30, 2010, the Company recorded development cost and commercialization cost true-up payments receivable from Astellas of $6.9 million and $0.1 million, respectively, and corresponding reductions in research and development expense and selling, general and administrative expense. For the six months ended June 30, 2010, the Company recorded development cost and commercialization cost true-up payments receivable from Astellas of $12.9 million and $0.3 million, respectively, and corresponding reductions in research and development expense and selling, general and administrative expense. There were no such payments receivable in the prior year period.

NOTE 3 — BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similarly to basic net loss per share, except that the denominator is increased to include all dilutive potential common shares, including outstanding options and warrants. Potentially dilutive common shares have been excluded from the diluted loss per common share computations in all periods presented because such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted average number of total common shares outstanding for basic and diluted net loss per share data. At June 30, 2010 and 2009 these potentially dilutive securities were as follows:

	June 30,
	2010	2009
	(In thousands)
Outstanding options	4,468	4,926
Outstanding warrants	23	316
Outstanding restricted shares	6	16

Total	4,497	5,258

NOTE 4 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss adjusted for changes in market values of securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net loss	$(7,240)	$(8,923)	$(24,705)	$(14,532)
Change in unrealized gain / (loss) on securities available-for-sale	(14)	(203)	11	(694)

Total comprehensive loss	$(7,254)	$(9,126)	$(24,694)	$(15,226)

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

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

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

The following table summarizes stock option activity for the six months ended June 30, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	5,603,960	$16.71
Granted	99,875	$19.80
Exercised	733,589	$4.29
Cancelled	502,079	$25.12

Outstanding at June 30, 2010	4,468,167	$17.87	7.49	$4.4

Exercisable/vested at June 30, 2010	2,430,468	$12.59	6.61	$4.3

The following table summarizes information about restricted stock award activity for the six months ended June 30, 2010:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Restricted Stock Awards:
Balance at December 31, 2009	10,834	$15.71
Granted	—	$—
Vested	5,000	$15.71
Cancelled	—	$—

Balance at June 30, 2010	5,834	$15.71	0.54	$0.1

The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. Prior to the first quarter of 2010, due to its limited history of option exercise behavior, the Company used the simplified method of estimating option term provided for in the Commission’s Staff Accounting Bulletins 107 and 110 for options granted to employees and directors, which resulted in an estimated option term of six years. Beginning in the first quarter of 2010, the Company changed to a method based on its actual exercise experience and an assumption that unexercised options will remain outstanding for a period equal to the midpoint between the date the option vests in full and the contractual option termination date. For the second quarter of 2010, this new methodology produced an estimated term of 5.92 years for options granted to employees and directors. For options granted to consultants, the Company uses an estimated option term of four years, which is equal to the period required for the options to vest in full. Different estimates of volatility, dividend yield, risk-free rate and expected term could materially change the value of an option and the resulting expense.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

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

Total stock-based compensation recognized by the Company in the three and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Research and development expense	$1,838	$1,295	$3,691	$2,709
Selling, general and administrative expense	1,364	1,200	3,014	2,421

Total stock-based compensation expense	$3,202	$2,495	$6,705	$5,130

Unearned stock-based compensation attributable to employee and director awards totaled $30.6 million at June 30, 2010 and will be recognized as expense over a weighted-average period of 2.5 years.

NOTE 6 — SHORT-TERM INVESTMENTS

As of June 30, 2010, short-term investments consisted of United States treasury notes maturing in July, August and December 2010 and certificates of deposit. The amortized cost, gross unrealized gain and estimated fair value of short-term investments at June 30, 2010 were $206.5 million, $0.0 million and $206.5 million, respectively. As of December 31, 2009, short-term investments consisted solely of United States treasury notes maturing in February, July and August 2010. The amortized cost, gross unrealized gain and estimated fair value of short-term investments at December 31, 2009 were $220.8 million, $0.0 million and $220.8 million, respectively.

NOTE 7 — FAIR VALUE DISCLOSURES

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices in active markets for identical assets. The following table presents the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Fair Value	Fair value measurements using
	June 30, 2010	Level 1	Level 2	Level 3
Money market funds	$24,856	$24,856	$—	$—
US Treasury Bills	204,928	204,928	—	—

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

NOTE 8 — ACCRUED EXPENSES

At June 30, 2010 and December 31, 2009, accrued expenses consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Payroll and payroll related	$528	$759
Preclinical and clinical trials	15,191	10,529
Other	617	766

Total accrued expenses	$16,336	$12,054

NOTE 9 — DEFERRED REVENUE

Deferred revenue at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Current portion:
Deferred revenue related to Pfizer (see Note 2)	$42,017	$65,361
Deferred revenue related to Astellas (see Note 2)	21,210	21,209

Total	$63,227	$86,570

Long-term portion:
Deferred revenue related to Pfizer (see Note 2)	$84,035	$81,701
Deferred revenue related to Astellas (see Note 2)	74,380	84,897

Total	$158,415	$166,598

NOTE 10 — INCOME TAXES

The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270 whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). The Company has not recorded any tax expense or tax benefit for the three and six months ended June 30, 2010 because it expects to be in a tax loss position for 2010 and has a full valuation allowance on its deferred tax assets The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

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

The following table summarizes the restructuring charges discussed above, as well as the remaining unpaid balance at June 30, 2010 (in thousands):

	Personnel Costs	Facilities Related	Total
Balance at December 31, 2009	$—	$—	$—
Additions	798	72	870
Payments	(734)	(43)	(777)

Balance at June 30, 2010	$64	$29	$93

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

NOTE 12 — CONTINGENCIES

On March 9, 2010, the first of three purported securities class action lawsuits was commenced against the Company based on the negative CONNECTION data reported in March 2010. The lawsuits are substantially identical, and allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to dimebon. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease, making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between July 17, 2008 and March 2, 2010. These lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, the Company could be forced to expend significant resources in the defense of those suits and it may not prevail. The Company has not established any reserve for any potential liability relating to these lawsuits. The Company’s management believes that the Company has meritorious defenses and intends to defend these lawsuits vigorously. The Company believes it is entitled to coverage under its relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 15, 2010. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) the negative results we reported from our CONNECTION trial in March 2010 and the potential impact of those results and/or any future dimebon clinical trial results on continued clinical development of dimebon, including risks associated with Pfizer’s potential termination of our dimebon collaboration agreement, which Pfizer has the right to do at any time, as well as the risk that we and/or Pfizer may determine to further curtail or discontinue the development of dimebon, (2) our ability to successfully conduct clinical and preclinical trials for our product candidates, (3) our ability to obtain required regulatory approvals to develop and market our product candidates, (4) our ability to raise additional capital on favorable terms, (5) our ability to execute our development plan on time and on budget, (6) our ability to obtain commercial partners and maintain our relationships with our current and/or potential partners, (7) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (8) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, any of the assumptions could be inaccurate, and therefore we cannot be certain that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In September 2008, we announced a Collaboration Agreement with Pfizer, which became effective in October 2008. Under the terms of the agreement, we and Pfizer agreed to develop and commercialize dimebon for the treatment of Alzheimer’s disease and Huntington disease. We and Pfizer share the costs and expenses of developing and commercializing dimebon for the United States market on a 60% Pfizer/40% Medivation basis, and will share profits (or losses) resulting from commercialization of dimebon in the United States in the same proportions. Outside the United States, Pfizer will bear all development and commercialization costs, and will pay us tiered royalties on aggregate net sales of dimebon. In the fourth quarter of 2008, we received a non-refundable, up-front cash payment of $225.0 million pursuant to our Collaboration Agreement with Pfizer.

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

In October 2009, we entered into a Collaboration Agreement with Astellas. Under the terms of the agreement, we and Astellas agreed to develop and commercialize MDV3100 for the treatment of both late- and early-stage prostate cancer. We and Astellas share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by us. We and Astellas will share equally profits (or losses) resulting from commercialization of MDV3100 in the United States. Outside the United States, Astellas will bear all development and commercialization costs, and will pay us tiered royalties on aggregate net sales of MDV3100. In the fourth quarter of 2009, we received a non-refundable, up-front cash payment of $110.0 million pursuant to our Collaboration Agreement with Astellas, ten percent of which we paid to the academic institution from which we licensed our rights to MDV3100.

We have funded our operations primarily through private and public offerings of our common stock, and from the up-front and cost-sharing payments from our Collaboration Agreements with Pfizer and Astellas. As of June 30, 2010, we had an accumulated deficit of $202.1 million and we expect to incur substantial additional losses in the future as we continue research and development activities designed to support potential approval of our present and potential future product candidates.

Our Pipeline

Dimebon (latrepirdine)

Alzheimer’s disease. Our product candidate dimebon (latrepirdine) is in Phase 3 development for Alzheimer’s disease, in collaboration with Pfizer. In March 2010, we reported negative results from our CONNECTION trial. CONNECTION was a randomized, double-blind, placebo-controlled six-month study of 598 patients with mild-to-moderate Alzheimer’s disease in the United States, Western Europe, Russia and Chile in which patients were randomized to receive dimebon 20 mg three times daily, dimebon 5 mg three times daily or placebo. Patients in the CONNECTION trial were not permitted to take any approved Alzheimer’s disease medicines for a period of 90 days before, or at any time during, the study. Dimebon failed to show a statistically significant improvement over placebo on any of the primary or secondary efficacy endpoints in the CONNECTION trial, and thus did not meet any of the study’s efficacy endpoints. We designed the CONNECTION trial to confirm the results of our first trial of dimebon in 183 patients with mild-to-moderate Alzheimer’s disease in Russia, or the Russian Study, the results of which were published in 2008 in The Lancet . In the Russian Study, dimebon showed a statistically significant improvement over placebo on all of the same primary and secondary efficacy endpoints used in the CONNECTION trial. Thus, the CONNECTION trial failed to replicate the efficacy results seen in the Russian Study.

Huntington disease. Dimebon is also in Phase 3 clinical development for Huntington disease, also in collaboration with Pfizer. In July 2008, we announced top-line results of a Phase 2 study showing that dimebon was well tolerated and significantly improved cognitive function in Huntington disease patients compared to those treated with a placebo. The study, which was conducted in the U.S. and the United Kingdom, met its primary endpoint of safety and tolerability; in addition, dimebon showed statistically significant benefit versus placebo in cognition as measured by the Mini-Mental State Examination, or MMSE, a secondary endpoint in the study. However, dimebon failed to show a statistically significant benefit over placebo in this study on two other cognitive endpoints—the cognitive component of the Unified Huntington Disease Rating Scale, or UHDRS, and the ADAS-cog. The study results were published in March 2010 in Archives of Neurology . In July 2010, we completed enrollment in a randomized, double-blind, six-month placebo-controlled Phase 3 study of dimebon to treat Huntington disease, known as the HORIZON study, in which we enrolled 403 patients, exceeding our enrollment target of 350 patients.

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

Post-CONNECTION development plans. In April 2010, we completed a thorough analysis of the CONNECTION data and study logistics. Our analysis concluded that dimebon did not show a clinical benefit in the CONNECTION trial, and we did not identify any systematic flaws in the study logistics that could otherwise explain the negative CONNECTION results. We considered all available dimebon data generated to date, including the negative results of the 598-patient CONNECTION study in mild-to-moderate Alzheimer’s disease and the positive results of the prior 183-patient Russian Study in mild-to-moderate Alzheimer’s disease and the prior 90-patient Phase 1-2 study in Huntington disease, and concluded that development of dimebon should continue, but on a streamlined basis that prioritized those trials that we believe to be the most promising. Accordingly, we intend to continue the ongoing CONCERT trial, a twelve-month, randomized, double-blind, placebo-controlled Phase 3 trial evaluating dimebon’s potential benefits in patients with mild-to-moderate Alzheimer’s disease who are taking donepezil, and the ongoing HORIZON trial, a six-month, randomized, double-blind, placebo-controlled Phase 3 trial of dimebon in patients with Huntington disease, regardless of whether Pfizer elects to terminate the Collaboration Agreement and return to us its rights to dimebon. In addition, we and Pfizer agreed to suspend development of dimebon for moderate-to-severe Alzheimer’s disease, and thus to stop our two Phase 3 trials in that indication – the CONTACT and CONSTELLATION trials. We expect those two trials to be wound down by the end of the third quarter of 2010.

Regulatory interactions. The U.S. Food and Drug Administration, or FDA, informed us in January 2008 that the Russian Study and the CONNECTION trial could be used as the two pivotal studies required to support the approval of dimebon to treat mild-to-moderate Alzheimer’s disease, as long as a significant portion of the sites in the CONNECTION trial were located in the United States. Given the failure of the CONNECTION trial, we now propose to rely on the Russian Study and the CONCERT trial as our two pivotal studies in support of registration for mild-to-moderate Alzheimer’s disease. In June 2010, we presented the CONNECTION results and our proposed post-CONNECTION development plans to the FDA, and asked whether that combination of studies would be acceptable to support approval of dimebon to treat mild-to-moderate Alzheimer’s disease. The FDA answered this question in the affirmative, provided that the results of the CONCERT trial are robustly positive. We have not presented the CONNECTION data and our proposed post-CONNECTION development plans to the regulatory authorities in any other country, and any or all of such other regulatory authorities may give a different answer than did the FDA. Such other regulatory authorities may, for example, require one or more additional Phase 3 trials to approve dimebon in mild-to-moderate Alzheimer’s disease even if the results of the ongoing CONCERT trial are positive. Furthermore, the FDA may decline to approve dimebon for mild-to-moderate Alzheimer’s disease even if the data from the CONCERT trial are positive, if the FDA does not consider the CONCERT data to be robustly positive, and may require us to conduct one or more additional Phase 3 trials to support approval. If this or any other negative regulatory development were to occur, it may not be feasible for us to continue the development of dimebon for Alzheimer’s disease. Furthermore, even if we are able to obtain regulatory approval for mild-to-moderate Alzheimer’s disease based on the Russian Study and the CONCERT study, that approval would not include severe Alzheimer’s disease, which would decrease the size of the potential market opportunity for dimebon, as may the negative results of the CONNECTION trial. If we and Pfizer (or either of us individually) determines that clinical development of dimebon should be further curtailed or abandoned as a result of any such negative regulatory development or otherwise, our potential future milestone payments and potential future revenues from the potential commercialization of dimebon would be reduced or eliminated.

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

With Astellas, we are currently conducting a randomized, double-blind, placebo-controlled Phase 3 study, known as the AFFIRM study, in patients with castration-resistant prostate cancer who have failed prior chemotherapy. This trial is enrolling approximately 1,200 patients in the United States, Canada, Europe, South America, Australia and South Africa. The primary endpoint in the AFFIRM trial is overall survival. In May 2010, we announced that we and Astellas intend to initiate three additional MDV3100 trials this year in earlier-stage prostate cancer: a Phase 3 trial in men with castration-resistant prostate cancer who are chemotherapy-naïve – to be known as the PREVAIL trial; a Phase 2 head-to-head trial comparing MDV3100 with bicalutamide, a leading marketed androgen-receptor antagonist drug; and a Phase 2 trial in hormone-naïve patients.

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

Results of Operations

Three and Six Months Ended June 30, 2010 and 2009

Collaboration Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Collaboration revenue	$15,792	$16,340	$31,526	$32,680
Percentage decrease	(3%)		(4%)

We recorded $15.8 and $16.3 million of amortized collaboration revenue in the quarters ended June 2010 and 2009, respectively and $31.5 and $32.7 million of amortized collaboration revenue in the six-month periods ended June 30, 2010 and 2009, respectively. The decreases in collaboration revenue in the three- and six-month periods ended June 30, 2010, were driven by reductions of $5.8 and $11.7 million, respectively, due to a change in management’s estimate of the performance period under the Pfizer collaboration, partially offset by increases of $5.3 and $10.5 million, respectively, from our collaboration with Astellas, which was not in effect in the prior year periods.

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

Under the Astellas Collaboration Agreement, we received a non-refundable, up-front cash payment of $110.0 million in November 2009. This payment was recorded to deferred revenue, which we are amortizing on a straight-line basis over the expected performance period of our deliverables under the Astellas Collaboration Agreement. We currently expect this performance period to end in the fourth quarter of 2014. Further, we are eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. At present, we are unable to predict the timing or likelihood of such milestone payments, except that we currently expect to receive a milestone payment from Astellas in 2010 based on the expected initiation of our upcoming PREVAIL Phase 3 trial of MDV3100 in castration-resistant prostate cancer patients who are chemotherapy-naïve. (Please refer to Note 2 to our condensed consolidated financial statements included elsewhere in this Report on Form 10-Q for further details on our collaboration with Astellas).

Research and Development Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Research and development expense	$18,255	$17,545	$43,837	$33,321
Percentage increase	4%		32%

Research and development expense increased by $0.7 million (4%) for the three months ended June 30, 2010, and by $10.5 million (32%) for the six months ended June 30, 2010, in each case as compared to the comparable periods in 2009. The increase in both periods was driven by expansion of clinical development activity, including the initiation of six Phase 3 trials in 2009. Research and development headcount at June 30, 2010 was 56 compared to 52 at June 30, 2009.

Under the Pfizer Collaboration Agreement, specified costs incurred by Pfizer and us related to the development of dimebon for the United States market are shared by the parties on a 60% Pfizer, 40% Medivation basis. Costs related to the development of dimebon for ex-U.S. markets are borne 100% by Pfizer. The parties make quarterly true-up payments to ensure that each has borne its applicable percentage of the shared development costs incurred by both companies. We account for development cost true-up payments as additions to research and development expense when such payments are payable by us, and as reductions to research and development expense when such payments are payable to us. For the three months ended June 30, 2010 and 2009, the net development cost true-up payments payable to us from Pfizer were $6.1 million and $5.8 million, respectively. The net development cost true-up payments payable to us from Pfizer for the six-month periods ended June 30, 2010 and 2009 were $10.8 million and $11.2 million, respectively.

Under the Astellas Collaboration Agreement, specified costs incurred by Astellas and us related to the development of MDV3100 for the United States market are shared equally by the parties, except for costs of clinical trials supporting development in both the United States and either Europe or Japan, including our ongoing Phase 3 AFFIRM trial, our planned Phase 3 PREVAIL trial, and the two additional planned clinical trials in earlier-stage prostate cancer that we expect to initiate in 2010, the costs of which are borne two-thirds by Astellas and one-third by us. Costs related to the development of MDV3100 for ex-U.S. markets are borne 100% by Astellas. The parties make quarterly true-up payments to ensure that each has borne its applicable percentage of the shared development costs incurred by both companies. For the three and six months ended June 30, 2010, the net development cost true-up payments payable to us from Astellas were $6.9 million and $12.9 million respectively. There were no such payments in the prior year periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Direct Costs:
Dimebon (latrepirdine)	$9,620	$8,589	$24,390	$15,464
MDV 3100	3,689	2,631	6,753	5,125
Other	1,470	1,235	4,073	2,809

Total direct costs	14,779	12,455	35,216	23,398
Indirect costs	3,476	5,090	8,621	9,923

Total research and development expenses	$18,255	$17,545	$43,837	$33,321

Our projects or intended projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.

The research and development of each of dimebon and MDV3100 will be completed upon the earlier to occur of the following two events: (1) receipt of regulatory approvals to market the applicable product candidate for all indications for which we and our corporate partners seek such approvals or (2) our decision to abandon development of the applicable product candidate.

In order to obtain the necessary regulatory approvals, we will need to establish to the satisfaction of the applicable regulatory authorities in the United States, Europe and other relevant countries that the applicable product candidate is both safe and effective for each of its intended indications. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain regulatory approvals is expensive, uncertain and takes many years. We are not able to reasonably estimate the time or cost required to obtain such regulatory approvals, and failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a corporate partner or independently. For example, each of dimebon and MDV3100 may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and our corporate partners will pursue. The decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our prior and ongoing clinical studies and the willingness of our corporate partners to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, we have not yet sought such input for all potential indications that we and our corporate partners may elect to pursue, and even after having obtained such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. Moreover, we or our current or potential future corporate partners may decide to discontinue development of any development project at any time for regulatory, commercial, scientific or other reasons. To date, we have not commercialized any of our product candidates and in fact may never do so.

Selling, General and Administrative Expense

	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Selling, general and administrative expense	$4,974	$6,611	$12,813	$12,916
Percentage (decrease) / increase	(25%)		(1%)

Selling, general and administrative expense decreased by $1.6 million (25%) and by $0.1 million (1%), respectively, for the three- and six-month periods ended June 30, 2010, in each case as compared to the comparable periods in 2009. The decreases were driven by the 20% workforce reduction we implemented in the first quarter of 2010 in response to the negative CONNECTION data, the related termination of office leases, and decreased intellectual property expenses related to our dimebon analog program. Selling, general and administrative headcount decreased to 27 employees at June 30, 2010 compared to 31 at June 30, 2009.

Under our Collaboration Agreement with Pfizer, we share certain dimebon-related commercialization costs in the U.S., including pre-launch commercialization costs, on a 60% Pfizer, 40% Medivation basis. Costs related to the commercialization of dimebon for ex-U.S. markets are borne 100% by Pfizer. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared commercialization costs. For the three- and six-month periods ended June 30, 2010, commercialization cost-sharing true-up payments of $0.1 and $0.3 million, respectively, were payable from us to Pfizer. For the three- and six-month periods ended June 30, 2009, commercialization cost-sharing true-up payments of $0.4 and $0.8 million, respectively, were payable to us from Pfizer.

Under our Collaboration Agreement with Astellas, we share certain MDV 3100-related commercialization costs in the U.S., including pre-launch commercialization costs, on a 50%/50% basis. Costs related to the commercialization of MDV 3100 for ex-U.S. markets are borne 100% by Astellas. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared commercialization costs. For the three- and six-month periods ended June 30, 2010, commercialization cost true-up payments receivable from Astellas were $0.1 million and $0.3 million, respectively. There were no such payments in the prior year periods.

We account for commercialization cost true-up payments as additions to selling, general and administrative expense, when such payments are made by us, and as reductions to selling, general and administrative expense, when such payments are made to us.

In the first half of 2010, three purported securities class action lawsuits were filed against us in response to the negative CONNECTION data. We intend to vigorously defend these lawsuits, and thus expect our legal expenses to increase in the remainder of 2010 and potentially beyond. We believe we are entitled to coverage under our relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Interest income	$80	$305	$193	$814
Percentage decrease	(74%)		(76%)

The decrease in interest income in the three and six months ended June 30, 2010 as compared to the comparable periods in 2009 was primarily attributable to lower effective interest rates.

Other Income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Other income (expense), net	$117	$(148)	$226	$(97)
Percentage increase	179%		333%

The increase in other income (expense), net in the three and six months ended June 30, 2010 as compared to the prior year periods was due to a shift from recognized losses to recognized gains on foreign exchange payables, related to our clinical vendor payable balances.

Income Tax Expense

The following table summarizes our effective tax rates and income tax expense for the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Income tax expense	$—	$1,264	$—	$1,692
Effective tax rate	—	9%	—	9%

The tax expense for the three- and six-month periods ended June 30, 2009 of $1.3 and $1.7 million, respectively, was mainly due to the net income generated by the recognition for tax purposes of deferred revenue from the Pfizer up-front payment under our Pfizer Collaboration Agreement, the non-deductibility of stock-based compensation expense, and the suspension of California state net operating loss carryforwards for the 2008 and 2009 tax years. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net losses, we maintain a full valuation allowance on our net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. We have not recorded any tax provision for the three- and six-month periods ended June 30, 2010 because we expect to be in a taxable loss position for 2010 and we have a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred cumulative net losses of $202.1 million through June 30, 2010, and we expect to incur substantial additional losses in the future as we continue research and development activities designed to support potential approval of our present and potential future product candidates. We have not generated any revenue from product sales to date, and we do not expect to generate product revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, the $225.0 million up-front payment we received from Pfizer in October 2008, the $110.0 million up-front payment we received from Astellas in November 2009 and cost-sharing true-up payments from Pfizer and Astellas.

At June 30, 2010 we had cash, cash equivalents and short-term investments of $233.3 million available to fund operations. Based upon our current expectations, we believe our capital resources at June 30, 2010 will be sufficient to fund our currently planned operations beyond the end of 2012, regardless of whether Pfizer elects to terminate our Collaboration Agreement. This estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash reserves earlier than we currently anticipate. Our future capital requirements will depend on many factors, including those described in “Risk Factors—Risks Related to Our Business” in Item 1A of Part II of this Quarterly Report on Form 10-Q under the heading “Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms.”

Pfizer Collaboration Agreement

In September 2008, we announced a Collaboration Agreement with Pfizer. Given the negative results in the CONNECTION trial, Pfizer has the right to terminate the Collaboration Agreement with us at any time. We do not know at this time if or when Pfizer will ultimately elect to terminate the collaboration. A more comprehensive discussion of the risks and uncertainties related to development of dimebon can be found in the section entitled “Risk Factors—Risks Related to Our Product Development Candidates” under Item 1A, Part II of this Quarterly Report on Form 10-Q.

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

Under the Pfizer Collaboration Agreement, Pfizer paid us an up-front cash payment of $225 million in the fourth quarter of 2008. We are also eligible to receive payments of up to $500 million upon the attainment of development and regulatory milestones plus additional milestone payments upon the achievement of certain net sales levels for the product. We and Pfizer share the costs and expenses of developing and commercializing dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share, and we and Pfizer will share profits (or losses) resulting from the commercialization of dimebon in the United States in such proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay us tiered royalties on the aggregate net sales of dimebon.

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

We and Astellas share the costs of developing and commercializing MDV3100 for the United States market on a 50%/50% basis, and we and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States in such proportions. Costs of clinical trials supporting development in both the United States and in either Europe or Japan, including the ongoing Phase 3 AFFIRM trial, the planned Phase 3 PREVAIL trial, and the two additional planned trials in earlier-stage prostate cancer that we expect to initiate in 2010, are borne two-thirds by Astellas and one-third by us. Outside the United States, Astellas will bear all development and commercialization costs and will pay to us tiered, double-digit royalties on the aggregate net sales of MDV3100.

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

Cash Flow

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$(49,659)	$(46,320)
Investing activities	15,936	(57,966)
Financing activities	3,061	62,822

Net change in cash and cash equivalents	$(30,662)	$(41,464)

Operating Activities

Net cash used in operating activities was $49.7 million in the six months ended June 30, 2010, and was primarily driven by our net loss of $24.7 million, decreased deferred revenue of $31.5 million due to partial amortization of the up-front payments from our corporate partners, and increased receivables from our corporate partners of $6.5 million, partially offset by $6.7 million in non-cash stock-based compensation expense, increased accrued expenses and accounts payable of $6.3 million, and decreased prepaid expenses of $1.2 million.

Net cash used in operating activities was $46.3 million in the six months ended June 30, 2009, and was primarily driven by our net loss of $14.5 million, decreased deferred revenue of $32.7 million due to partial amortization of the up-front payment from Pfizer, increased prepaid expenses and other current assets of $3.7 million, and increased receivables from Pfizer of $2.7 million, partially offset by $5.1 million in non-cash stock-based compensation expense, and increased accrued expenses and accounts payable of $2.8 million.

Investing Activities

Net cash provided by investing activities totaled $15.9 million in the six months ended June 30, 2010, consisting primarily of net maturities of short-term investment securities. Net cash used in investing activities totaled $58.0 million in the six months ended June 30, 2009, consisting primarily of net purchases of short-term investment securities.

Financing Activities

Net cash provided by financing activities totaled $3.1 million and $62.8 million in the six months ended June 30, 2010 and 2009, respectively. Net cash provided by financing activities in the first six months of 2010 was due to proceeds from the exercise of employee stock options. Net cash provided by financing activities in the first six months of 2009 consists primarily of the net proceeds of $62.4 million from an underwritten public offering of common stock and proceeds from the exercise of employee stock options.

Commitments and Contingencies

Except as described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, during the three and six months ended June 30, 2010, there were no material changes to our commitments and contingencies as set forth under the caption “Commitments and Contingencies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended June 30, 2010, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On March 9, 2010, the first of three purported securities class action lawsuits was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchanges Act of 1934 in connection with allegedly false and misleading statements made by us related to dimebon. The plaintiffs allege among other things that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease, making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs purport to seek damages, an award of its costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between July 17, 2008 and March 2, 2010. The Company expects the court to issue an order later this month consolidating the three actions into a single action and setting a deadline for the plaintiffs to file a consolidated, amended complaint.

Our management believes that we have meritorious defenses and intends to defend these lawsuits vigorously. However, these lawsuits are subject to inherent uncertainties, the actual cost may be significant, and we may not prevail. We believe we are entitled to coverage under our relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

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

Risks Related to Our Business

We have incurred net losses since inception, expect to incur additional losses in the future as we expand our development activities and may never achieve sustained revenues or profitability. Our only revenue to date has been collaboration revenue under our collaboration agreements with Pfizer and with Astellas. We have not completed development of any of our product candidates and do not expect that any of our present or future product candidates will be commercially available for a number of years, if at all. We have incurred losses since inception and expect to continue to incur substantial additional losses for the foreseeable future as we continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. We do not know when or if we will ever generate any additional revenue, including any milestone payments, profit sharing payments or royalty payments under our collaboration agreements with Pfizer and Astellas, or become profitable because of the significant uncertainties with respect to our ability to generate product revenue from, and obtain approval from the FDA or comparable foreign regulatory authorities for, any of our current or future product candidates.

*Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed our operations primarily through the sale of our debt and equity securities, and from up-front license payments and cost-sharing payments received pursuant to our collaborative arrangements with Pfizer and Astellas. As of June 30, 2010 we had cash, cash equivalents and short-term investments of $233.3 million available to fund operations. Based upon our current expectations, we believe our capital resources at June 30, 2010 will be sufficient to fund our currently planned operations beyond the end of 2012, regardless of whether Pfizer elects to terminate our collaboration agreement. This estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash reserves earlier than we currently anticipate. Our future capital requirements will depend on many factors, including without limitation:

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our corporate partners’ preclinical and clinical trials;

•

whether we experience delays in our preclinical and clinical development programs, including potential delays in or inability to recruit patients into our ongoing CONCERT trial of dimebon in mild-to-moderate Alzheimer’s disease as a result of the negative results in the CONNECTION study, or slower than anticipated product development;

•	whether opportunities to acquire additional product candidates arise and the timing and costs of acquiring and developing those product candidates;

•

whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize any of our product candidates on terms, including development cost share terms, that are acceptable to us;

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

•	expenses associated with the pending purported securities class action lawsuits, as well as any unforeseen litigation; and

•

the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of and enforcing patent claims and other costs related to patent rights and other intellectual property rights, including litigation costs and the results of such litigation.

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

Risks Related to Our Product Development Candidates

*Given the negative results in the CONNECTION trial, our revised dimebon clinical development plan, even if completed successfully, may be inadequate to obtain approval in mild-to-moderate Alzheimer’s disease. The FDA informed us in January 2008 that the Russian Study and the CONNECTION trial could be used as the two pivotal studies required to support the approval of dimebon to treat mild-to-moderate Alzheimer’s disease, as long as a significant portion of the sites in the CONNECTION trial were located in the United States. Given the failure of the CONNECTION trial, we now propose to rely on the Russian Study and the CONCERT trial as our two pivotal studies in support of registration for mild-to-moderate Alzheimer’s disease. In June 2010, we presented the CONNECTION results and our proposed post-CONNECTION development plans to the FDA, and asked whether that combination of studies would be acceptable to support approval of dimebon to treat mild-to-moderate Alzheimer’s disease. The FDA answered this question in the affirmative, provided that the results of the CONCERT trial are robustly positive. We have not presented the CONNECTION data and our proposed post-CONNECTION development plans to the regulatory authorities in any other country, and any or all of such other regulatory authorities may give a different answer than did the FDA. Such other regulatory authorities may, for example, require one or more additional Phase 3 trials to approve dimebon in mild-to-moderate Alzheimer’s disease even if the results of the ongoing CONCERT trial are positive. Furthermore, the FDA may decline to approve dimebon for mild-to-moderate Alzheimer’s disease even if the data from the CONCERT trial are positive, if the FDA does not consider the CONCERT data to be robustly positive, and may require us to conduct one or more additional Phase 3 trials to support approval. If this or any other negative regulatory development were to occur, it may not be feasible for us to continue the development of dimebon for Alzheimer’s disease. Furthermore, even if we are able to obtain regulatory approval for mild-to-moderate Alzheimer’s disease based on the Russian Study and the CONCERT study, that approval would not include severe Alzheimer’s disease, which would decrease the size of the potential market opportunity for dimebon, as may the negative results of the CONNECTION trial. If we and Pfizer (or either of us individually) determines that clinical development of dimebon should be further curtailed or abandoned as a result of any such negative regulatory development or otherwise, our potential future milestone payments and potential future revenues from the potential commercialization of dimebon would be reduced or eliminated.

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

*Positive results in the Russian Study were not predictive of results in the CONNECTION study, which was designed as a confirmatory study, and positive results seen in any of our other clinical trials, including our Phase 2 clinical trial of dimebon in Huntington disease and our Phase 1-2 clinical trial of MDV3100 in castration-resistant prostate cancer, or CRPC, may not be predictive of future clinical trial results. The CONNECTION study was designed expressly to replicate the positive results seen in the Russian Study but failed to do so. As evidenced by this example, even where we achieve positive results in clinical trials, subsequent clinical trials may fail, even if those subsequent trials are designed very similarly to their predecessors. Accordingly, despite the positive results seen in our Phase 2 clinical trial of dimebon in Huntington disease, our ongoing Phase 3 HORIZON trial of dimebon in Huntington disease may fail, and despite the positive results seen to date in our Phase 1-2 trial of MDV3100 in CRPC, our ongoing Phase 3 AFFIRM trial of MDV3100 in post-chemotherapy CRPC, our planned Phase 3 PREVAIL trial in chemotherapy-naïve CRPC, and any other of our planned studies of MDV3100 may fail. In addition, despite the positive results seen in our Russian Study, our ongoing Phase 3 CONCERT trial may fail. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing.

*We are dependent upon our collaborative relationships with Pfizer and Astellas to further develop, manufacture and commercialize dimebon and MDV3100, respectively. There may be circumstances that delay or prevent Pfizer’s or Astellas’ ability to develop, manufacture and commercialize dimebon or MDV3100, respectively, or that result in Pfizer or Astellas terminating our agreements with each of them. In September 2008, we announced that we had entered into a collaboration agreement with Pfizer for the development, manufacture and commercialization of dimebon to treat Alzheimer’s disease and Huntington disease. Under the agreement, Pfizer is responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States and is responsible globally for all manufacture of product for both clinical and commercial purposes. In the United States, we and Pfizer are responsible for jointly developing and commercializing dimebon, and we share the costs, profits and losses on a 60%/40% basis, with Pfizer assuming the larger share. Under the terms of the agreement, Pfizer has the unilateral right to terminate the agreement at any time based on the negative results of the CONNECTION trial. We do not know at this time if or when Pfizer will ultimately elect to terminate the collaboration. In October 2009, we announced that we had entered into a collaboration agreement with Astellas for the development, manufacture and commercialization of MDV3100 to treat prostate cancer. Under the agreement, Astellas is responsible for developing, seeking regulatory approval for, and commercializing MDV3100 outside the United States and, following a transition period, is responsible globally for all manufacture of product for both clinical and commercial purposes. We and Astellas are jointly responsible for developing, seeking regulatory approval for, and commercializing MDV3100 in the United States. We and Astellas share equally the costs, profits and losses arising from development and commercialization of MDV3100 in the United States. For clinical trials useful both in the United States and in Europe or Japan, including the ongoing Phase 3 AFFIRM trial, the upcoming planned Phase 3 PREVAIL trial, and the two additional planned trials in earlier-stage prostate cancer that we expect to initiate in 2010, we will be responsible for one-third of the total costs and Astellas will be responsible for the remaining two-thirds.

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

If Pfizer or Astellas were to unilaterally terminate our collaborative relationship, we would need to undertake development, manufacturing and marketing activities for dimebon or MDV3100, respectively, solely at our own expense and/or seek one or more other partners for some or all of these activities, worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, might limit the indications we are able to pursue and could prevent us from effectively developing and commercializing dimebon and MDV3100. If we sought to find one or more other pharmaceutical company partners for some or all of these activities, we may not be successful in such efforts, or they may result in collaborations that have us expending greater funds and efforts than our current relationships with Pfizer and Astellas.

*We are dependent on the efforts of, and funding by, Pfizer and Astellas for the development of dimebon and MDV3100, respectively. Under the terms of both the Pfizer collaboration agreement and the Astellas collaboration agreement, we and each of Pfizer and Astellas must agree on any changes to the development plan for dimebon or MDV3100, respectively, that is set forth in each agreement. If we and Pfizer or we and Astellas cannot agree on any such changes, clinical trial progress could be significantly delayed or halted. Pfizer has the unilateral right to terminate our collaboration agreement at any time based on the negative results of the CONNECTION trial. We do not know at this time if or when Pfizer will ultimately elect to terminate the collaboration. If Pfizer terminates its co-funding of our dimebon program, we may be unable to fund the development and commercialization costs on our own and may be unable to find a new collaborator, which could cause our dimebon program to fail. Subject to certain limitations set forth in the Astellas Collaboration Agreement, Astellas is generally free to terminate the Astellas agreement at its discretion on limited notice to us. Similarly, in the event of an uncured material breach of the Astellas agreement by us, Astellas may elect to terminate the agreement, in which case all rights to develop and commercialize MDV3100 will revert to us. If Astellas terminates its co-funding of our MDV3100 program, we may be unable to fund the development and commercialization costs on our own and may be unable to find another partner, which could cause our MDV3100 program to fail. In the event of an uncured material breach of the Pfizer agreement by us, Pfizer may elect either to terminate the agreement or to keep the agreement in place, but terminate our right to participate in development, commercialization (other than co-promoting dimebon, which right Pfizer may terminate only if our uncured material breach pertains to our exercise of that right) and other activities for dimebon, including the joint committees and decision making for dimebon. If Pfizer terminates our right to participate in such activities, we would be entirely dependent on Pfizer’s actions with respect to the development and commercialization of dimebon. In addition, under the Pfizer agreement, Pfizer is solely responsible for the development and regulatory approval of dimebon outside the United States, so we are entirely dependent on Pfizer for the successful completion of those activities. Similarly, under the Astellas agreement, Astellas is solely responsible for the development and regulatory approval of MDV3100 outside the United States, so we are entirely dependent on Astellas for the successful completion of those activities.

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

We are dependent on the efforts of Pfizer and Astellas to market and promote dimebon and MDV3100, respectively, if approved for commercial sale. Under our collaboration with Pfizer, we and Pfizer have the right to co-promote dimebon to specialty physicians in the United States and Pfizer has the sole right to promote dimebon to primary care physicians in the United States. Outside the United States, Pfizer has the sole right to promote dimebon. We are thus solely dependent on Pfizer to successfully promote dimebon to primary care physicians in the United States and to all customers outside of the United States and are partially dependent on Pfizer to successfully promote dimebon to specialty physicians in the United States.

Under our collaboration with Astellas, we and Astellas have the right to co-promote MDV3100 to all customers in the United States, and Astellas has the sole right to promote MDV3100 to all customers outside of the United States. We are thus partially dependent on Astellas to successfully promote MDV3100 in the United States and solely dependent on Astellas to successfully promote MDV3100 outside of the United States. We have limited ability to direct Pfizer or Astellas in their potential commercialization of dimebon or MDV3100, respectively, in any country, including the United States. If Pfizer or Astellas fail to adequately market and promote dimebon or MDV3100, respectively, whether inside or outside of the United States, we may be unable to obtain any remedy against Pfizer or Astellas. If this were to happen, any sales of dimebon or MDV3100, respectively, may be harmed, which would negatively impact our business, results of operations, cash flows and liquidity.

We are dependent on Pfizer and Astellas to manufacture clinical and commercial requirements of dimebon and MDV3100, respectively, which could result in the delay of clinical trials or regulatory approval or lost sales. Under both of our agreements with each of Pfizer and Astellas, after a transition period, Pfizer and Astellas have the primary right and responsibility to supply dimebon and MDV3100, respectively, for clinical trials and all commercial requirements. We transitioned substantially all of the manufacturing obligations for dimebon to Pfizer in 2009, and are in the process of transitioning the manufacturing obligations for MDV3100 to Astellas. Consequently, we are, and expect to remain, dependent on Pfizer and Astellas to manufacture dimebon and MDV3100, respectively. In the event that Pfizer terminates the dimebon collaboration, at our request it will supply us with dimebon for clinical and commercial use for a reasonable period of time not to exceed eighteen months following its notice of termination, on terms to be negotiated by the parties in good faith. Pfizer or Astellas may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance, and shortage of qualified personnel. Pfizer or Astellas may not perform as agreed or may default in their obligations to supply clinical trial supplies and/or commercial product. Pfizer or Astellas may fail to deliver the required quantities of our products or product candidates on a timely basis. Any such failure by Pfizer or Astellas could delay our future clinical trials and our applications for regulatory approval, or, if approved for commercial sale, could impair our ability to meet the market demand for dimebon or MDV3100, respectively, and therefore result in decreased sales. If Pfizer or Astellas does not adequately perform, we may be forced to incur additional expenses, delays, or both, to arrange for other third parties to manufacture products on our behalf, as we do not have any internal manufacturing capabilities.

*If Pfizer’s or Astellas’ business strategies change, any such changes may adversely affect our collaborative relationships with each party. Either Pfizer or Astellas may change its business strategy. Decisions by either Pfizer or Astellas to either reduce or eliminate its participation in the Alzheimer’s disease field or prostate cancer field, respectively, to emphasize other competitive agents currently in its portfolio at the expense of dimebon or MDV3100, respectively, or to add additional competitive agents to its portfolio, could reduce its financial incentives to continue to develop, seek regulatory approval for, or commercialize dimebon or MDV3100, respectively. For example, in October 2009 Pfizer completed its acquisition of Wyeth, which is co-developing an Alzheimer’s disease product candidate that, like dimebon, is currently in Phase 3 development. A change in Pfizer’s business strategy as a result of the Wyeth acquisition or for other reasons, including the negative results of the CONNECTION study or potential negative results in the ongoing CONCERT or HORIZON studies, may adversely affect activities under our collaboration agreement with Pfizer, which could cause significant delays and funding shortfalls impacting the activities under the collaboration and seriously harming our business, or could result in changes to the terms of our collaboration or its outright termination. In addition, Astellas has partnered with us based in part on Astellas’ desire to use MDV3100 as a component of building a global oncology franchise, which Astellas presently does not have. If Astellas’ strategic objective of building a global oncology franchise were to change, such change could negatively impact any commercial prospects of MDV3100.

Our industry is highly regulated by the FDA, and comparable foreign regulatory agencies. We must comply with extensive, strictly enforced regulatory requirements in order to develop and obtain marketing approval for any of our product candidates. Before we, Pfizer, Astellas or our potential future partners can obtain regulatory approval for the sale of our product candidates, our product candidates must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. The preclinical and clinical trials of any product candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. We are required to obtain and maintain an effective investigational new drug application to commence human clinical trials in the United States and must obtain and maintain additional regulatory approvals before proceeding to successive phases of our clinical trials. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or medical device and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed or halted due to any of the following:

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

*Enrollment and retention of patients in clinical trials is often an expensive and time-consuming process, could be made more difficult or rendered impossible by multiple factors outside our control, including the negative results from the CONNECTION trial reported in March 2010 and the potential availability of competing drugs for the treatment of CRPC, and could result in significant delays, cost overruns, or both, in our product development activities, or could result in the failure of such activities. We may encounter delays in enrolling a sufficient number of patients to complete our clinical trials, and the negative results of the CONNECTION study may make it more difficult for us to enroll patients in our ongoing CONCERT trial. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. For example, to be successful in our ongoing Phase 3 AFFIRM study of MDV3100 in castration-resistant prostate cancer, MDV3100 must demonstrate a statistically significant difference in survival between drug-treated and placebo-treated patients. If one or more other treatments for castration-resistant prostate cancer becomes available, either commercially or on a compassionate use basis, before completion of the AFFIRM trial, patients could elect to leave our trial and switch to an alternative treatment. The survival of these patients continues to be included in the analysis of the AFFIRM trial. Thus, use of other treatments by these patients could make it more difficult for the AFFIRM trial to succeed if such treatments prolong survival. Furthermore, because patients in the AFFIRM trial have a one-third chance of being randomized to placebo, the availability of competing treatments may make it more difficult, or impossible, to complete enrollment in our trial. Such actual and potential competing treatments include a drug from sanofi-aventis which demonstrated an overall survival benefit in a Phase 3 CRPC trial and was approved by the FDA in June 2010, a prostate cancer vaccine from Dendreon which demonstrated an overall survival benefit in CRPC patients and was approved by the FDA in April 2010, and an investigational hormonal drug from Johnson & Johnson which, like MDV3100, operates by inhibiting the androgen signaling pathway and is ahead of MDV3100 in clinical development. Delays or failures in planned patient enrollment and/or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop dimebon, MDV3100 or any other product candidates, or could render further development impossible.

If our product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices and other applicable regulatory standards, they will not be commercially successful. All pharmaceutical and medical device products in the United States, Europe and other countries must be manufactured in strict compliance with current good manufacturing practices, or cGMP, and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical products involves significant time, cost and uncertainty.

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

*Any of our product development candidates that receive marketing approval will face significant competition from other approved products, including generic products and products with more convenient dosing regimens, and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four branded drugs and one generic drug currently marketed to treat Alzheimer’s disease. These drugs are all dosed once or twice per day, while dimebon dosing is three times daily in all of our completed and ongoing Alzheimer’s disease and Huntington disease clinical trials. This difference in dosing regimen may make dimebon less competitive than alternative drugs if dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, one of the four branded Alzheimer’s disease drugs has already lost patent protection, and the other three branded drugs are expected to lose patent protection between 2010 and 2015. Such loss of patent protection typically results in the entry of generic competition for, and significant reductions in the commercial pricing of, those approved drugs. A generic version of one Alzheimer’s disease drug received FDA marketing approval in 2008. This development would put significant competitive pressure on the prices we or our potential partners could charge for dimebon should it ever be approved. Companies marketing currently approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Novartis AG and Eisai. Pfizer also already markets a currently approved Alzheimer’s disease drug. In addition, in October 2009 Pfizer merged with Wyeth, which is co-developing with Johnson & Johnson an Alzheimer’s disease product candidate that, like dimebon, is currently in Phase 3 development. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and CRPC, including compounds already in Phase 3 clinical trials. Two such compounds, a chemotherapy drug from sanofi-aventis and a prostate cancer vaccine from Dendreon, were approved by the FDA in 2010 to treat CRPC. One or more other such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved, including an investigational hormonal drug from Johnson & Johnson which, like MDV3100, operates by inhibiting the androgen signaling pathway and is ahead of MDV3100 in clinical development. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. Even if dimebon were ever to receive marketing approval, the negative results from the CONNECTION trial could be included in the product label, which could negatively affect dimebon’s ability to compete. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we, Pfizer, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

*Any of our product candidates that is eventually approved for sale may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors. Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the United States. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services and many of those countries have nationalized health care systems in which the government pays for all such products and services and must approve product pricing. Even if approved by the FDA and foreign regulatory agencies, our product candidates are unlikely to achieve commercial success unless they are covered widely by third-party payors and reimbursed at a rate which generates an acceptable commercial return for us and any collaborative partner. It is increasingly difficult to obtain coverage and acceptable reimbursement levels from third-party payors and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process. Moreover, comprehensive health care reform legislation was recently enacted in the United States that substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The new legislation contains a number of provisions that are expected to impact our business and operations, including those relating to the increased use of comparative effectiveness research on health care products, changes to enrollment in federal healthcare programs, reimbursement changes and fraud and abuse provisions, all of which will impact existing government health care programs and will result in the development of new programs. Many of the details regarding the implementation of this legislation have yet to be determined and implementation may ultimately adversely affect our business. Further, we expect that there will continue to be a number of federal and state proposals to implement government controls over drug product pricing. We are currently unable to predict what additional legislation or regulations, if any, relating to the pharmaceutical industry or third-party payor coverage and reimbursement may be enacted in the future, or what effect the recently enacted federal health care reform legislation or any such additional legislation or regulation will or would have on our business. In addition, we would face competition in such negotiations from other approved drugs against which we compete, which may include other approved drugs marketed by Pfizer or Astellas, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage with respect to the individual payors than we may have. The competition for coverage and reimbursement level with individual payors will be particularly intense for dimebon, if approved to treat Alzheimer’s disease, because all four currently marketed Alzheimer’s disease drugs are expected to lose patent protection prior to, or shortly following, dimebon’s potential commercial launch, and thus are likely to be available at generic price levels that are more attractive to individual payors. One such drug already has lost patent protection and a generic version is on the market, and the largest-selling such drug is expected to lose patent protection later in 2010. Our commercial prospects would be further weakened if payors approved coverage for our product candidates only as second- or later-line treatments, or if they placed any of our product candidates in tiers requiring unacceptably high patient co-payments. Failure to achieve acceptable coverage and reimbursement levels could materially harm our or our partner’s ability to successfully market our product candidates.

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

Our existing and any future patent rights may not adequately protect any of our product candidates, which could prevent us from ever generating any revenues or profits. We cannot guarantee that any of our pending or future patent applications will mature into issued patents, or that any of our current or future issued patents will adequately protect our product candidates from competitors. For example, there is a large body of prior art, including multiple issued patents and published patent applications, disclosing molecules in the same chemical class as our licensed MDV300 series compounds. Since our licensed MDV300 series compounds include approximately 170 specific molecules, we expect that some members of this series may not be patentable in light of this prior art, or may infringe the claims of patents presently issued or issued in the future. Furthermore, we also cannot guarantee that any of our present or future issued patents will not be challenged by third parties, or that they will withstand any such challenge. If we are not able to obtain adequate protection for, or defend, the intellectual property position of our technologies and product candidates, then we may not be able to attract collaborators to acquire or partner our development programs. Further, even if we can obtain protection for and defend the intellectual property position of our technologies and product candidates, we or any of our potential future collaborators still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we and our potential future collaborators may not generate any revenues or profits from our product candidates or our revenue or profits would be significantly decreased.

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

Risks Related to Ownership of Our Common Stock

*We have been named as a defendant in three purported securities class action lawsuits. These lawsuits could result in substantial damages and may divert management’s time and attention from our business and operations. On March 9, 2010, the first of three purported securities class action lawsuits was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchanges Act of 1934 in connection with allegedly false and misleading statements made by us related to dimebon. The plaintiffs allege among other things that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease, making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs purport to seek damages, an award of its costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between July 17, 2008 and March 2, 2010. The Company expects the court to issue an order later this month consolidating the three actions into a single action and setting a deadline for the plaintiffs to file a consolidated, amended complaint.

Our management believes that we have meritorious defenses and intends to defend these lawsuits vigorously. However, these lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of these suits and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation and, although we believe the company is entitled to coverage under the relevant insurance policies, subject to a $350,000 retention, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.

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

•	publicity regarding us, our product candidates or those of our competitors, including research reports published by securities analysts;

•	regulatory developments in the United States and foreign countries;

•	litigation, including the purported securities class action lawsuits commenced against us and certain of our officers;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

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

On June 24, 2010, we issued 64,348 shares of our common stock pursuant to the net exercise of warrants held by one of our investors. The warrants were exercisable for an aggregate of 77,419 shares of common stock and each had an exercise price of $1.55 per share. The number of shares issued upon the exercise of the warrants was reduced by an aggregate of 13,071 shares to effect the net exercise of the warrants in accordance with their terms. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

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

Date: August 9, 2010	MEDIVATION, INC.

	By:	/s/ C. PATRICK MACHADO
	Name:	C. Patrick Machado
	Title:	Chief Business Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the year ended December 31, 2007).

3.2	Amended and Restated Bylaws of Medivation, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Medivation, Inc. for the year ended December 31, 2008).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Business Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).