Form 10-Q
period 2010-09-30
MEDIVATION, INC.
filed 2010-11-05
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 1, 2010, 34,572,163 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDIVATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$159,936	$57,463
Short-term investments	51,562	220,781
Receivable from collaboration partners	17,865	6,490
Prepaid expenses and other current assets	12,256	9,343

Total current assets	241,619	294,077
Property and equipment, net	925	1,092
Restricted cash	843	843
Other non-current assets	918	678

Total assets	$244,305	$296,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,482	$4,840
Accrued expenses	22,612	12,054
Deferred revenue	57,225	86,570
Other current liabilities	158	800

Total current liabilities	85,477	104,264
Deferred revenue, net of current	150,067	166,598
Other non-current liabilities	978	554

Total liabilities	236,522	271,416

Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share;
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share;
50,000,000 shares authorized; issued and outstanding 34,571,329 shares at September 30, 2010 and 33,823,062 at December 31, 2009	346	338
Additional paid-in capital	214,995	202,361
Accumulated other comprehensive gain (loss)	3	(12)
Accumulated deficit	(207,561)	(177,413)

Total stockholders’ equity	7,783	25,274

Total liabilities and stockholders’ equity	$244,305	$296,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Collaboration revenue	$14,350	$16,341	$45,876	$49,021

Operating expenses:
Research and development	15,633	21,530	59,470	54,851
Selling, general and administrative	5,454	6,034	18,267	18,950

Total operating expenses	21,087	27,564	77,737	73,801

Loss from operations	(6,737)	(11,223)	(31,861)	(24,780)
Other income (expense), net	(174)	96	245	813

Net loss before income tax	(6,911)	(11,127)	(31,616)	(23,967)
Income tax benefit (expense)	1,468	(2,846)	1,468	(4,538)

Net loss	$(5,443)	$(13,973)	$(30,148)	$(28,505)

Basic and diluted net loss per common share	$(0.16)	$(0.42)	$(0.88)	$(0.90)

Weighted average common shares used in the calculation of basic and diluted net loss per share	34,570	33,468	34,198	31,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(30,148)	$(28,505)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	355	213
Accretion of discount on securities	(230)	(930)
Stock-based compensation	9,972	7,667
Changes in operating assets and liabilities:
Receivable from collaboration partners	(11,375)	(696)
Prepaid expenses and other current assets	(4,849)	(4,054)
Other non-current assets	(352)	12
Accounts payable	642	(1,719)
Accrued expenses	10,558	7,226
Other current liabilities	(642)	28
Deferred revenue	(45,876)	(49,021)
Other non-current liabilities	424	(39)

Net cash used in operating activities	(71,521)	(69,818)

Cash flows from investing activities:
Purchase of short-term investments	(69,962)	(207,651)
Maturities of short-term investments	241,000	200,000
Purchase of property and equipment	(150)	(512)

Net cash provided by (used in) investing activities	170,888	(8,163)

Cash flows from financing activities:
Net proceeds from issuances of common stock	—	62,060
Excess tax benefits from stock-based compensation	45	—
Stock option exercises	3,061	969

Net cash provided by financing activities	3,106	63,029

Net increase (decrease) in cash and cash equivalents	102,473	(14,952)
Cash and cash equivalents at beginning of period	57,463	71,454

Cash and cash equivalents at end of period	$159,936	$56,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

In October 2009, the Company entered into a Collaboration Agreement with Astellas. Under the terms of the agreement, the Company and Astellas agreed to develop and commercialize MDV3100 for the treatment of both late- and early-stage prostate cancer. The Company and Astellas share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by the Company. The Company and Astellas will share equally profits (or losses) resulting from the commercialization of MDV3100 in the United States. Outside the United States, Astellas will bear all development and commercialization costs, and will pay the Company tiered royalties on aggregate net sales of MDV3100. In the fourth quarter of 2009, the Company received a non-refundable, up-front cash payment of $110.0 million pursuant to its Collaboration Agreement with Astellas, ten percent of which the Company paid to the academic institution from which it licensed its rights to MDV3100.

The Company has funded its operations primarily through private and public offerings of its common stock, and from the up-front and cost-sharing payments from its Collaboration Agreements with Pfizer and Astellas. As of September 30, 2010, the Company had an accumulated deficit of $207.6 million and the Company expects to incur substantial additional losses for the foreseeable future as it continues to finance clinical and preclinical studies of its existing and potential future product candidates and its corporate overhead costs.

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

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

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

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

NOTE 2 — COLLABORATION AGREEMENTS

(a) The Pfizer Collaboration Agreement

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

Under the Pfizer Collaboration Agreement, Pfizer paid the Company an up-front cash payment of $225.0 million in the fourth quarter of 2008. The Company is also eligible to receive payments of up to $500 million upon the attainment of development and regulatory milestones plus additional milestone payments upon the achievement of certain net sales levels for dimebon. The Company and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share, and the Company and Pfizer will share profits (or losses) resulting from the commercialization of dimebon in the United States in such proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay the Company tiered royalties on the aggregate net sales of dimebon.

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

(b) The Astellas Collaboration Agreement

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

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

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

(c) Revenue Recognition

The Company records up-front payments under its collaboration agreements as deferred revenue and amortizes them on a straight-line basis over the expected performance period of its deliverables under the applicable collaboration agreement. The Company presently estimates that its performance periods under the Pfizer Collaboration Agreement and the Astellas Collaboration Agreement will end in the fourth quarter of 2013 and the fourth quarter of 2014, respectively. Milestone payments earned by the Company under its collaboration agreements are recognized as revenue in their entirety in the period in which the underlying milestone event is achieved, except that any milestone payments triggered by events that occur during the performance period and not qualifying as substantive milestones are recorded as deferred revenue and amortized on a straight-line basis over the performance period. Any profit sharing and royalty payments earned by the Company under its collaboration agreements will be recognized as revenue in the period in which the underlying product sales occur.

To date the Company has recorded $225.0 million of deferred revenue with respect to the Pfizer Collaboration Agreement and $110.0 million of deferred revenue with respect to the Astellas Collaboration Agreement, consisting in both cases of the up-front payments under those agreements. At September 30, 2010, deferred revenue balances with respect to the Pfizer Collaboration Agreement and the Astellas Collaboration Agreement were $117.0 million and $90.2 million, respectively.

Revenue recognized with respect to the Pfizer Collaboration Agreement and the Astellas Collaboration Agreement for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenue recognized from Pfizer Collaboration Agreement	$9,004	$16,341	$30,012	$49,021
Revenue recognized from Astellas Collaboration Agreement	5,346	—	15,864	—

Total revenue recognized	$14,350	$16,341	$45,876	$49,021

Given the negative results in the CONNECTION trial and the subsequent revisions to the dimebon development plan, the Company revised its estimates of the performance period under the Pfizer Collaboration Agreement in the first and third quarters of 2010. The cumulative effect of these changes, which were applied on a prospective basis, was to extend the performance period by seven quarters and correspondingly reduce amortized revenue related to the Pfizer Collaboration Agreement by $7.3 million per quarter.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

(d) Cost-Sharing Payments

Under both the Pfizer Collaboration Agreement and the Astellas Collaboration Agreement, the parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall development costs and commercialization costs incurred. The Company presents these cost-sharing payments, whether to or from the Company, in the applicable expense line in the statement of operations. Cost-sharing payments by the Company to its collaborative partners are thus presented as increases in expense in the Company’s statement of operations, while cost-sharing payments by its collaborative partners to the Company are presented as reductions in expense.

For the three and nine months ended September 30, 2010 and 2009, the Company recorded development cost-sharing payments from its corporate partners, and corresponding reductions in research and development expense, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Development cost-sharing payments from Pfizer	$8,709	$4,393	$19,551	$15,565
Development cost-sharing payments from Astellas	9,743	—	22,634	—

Total development cost-sharing payments	$18,452	$4,393	$42,185	$15,565

For the three and nine months ended September 30, 2010 and 2009, the Company recorded commercialization cost-sharing payments from (to) its corporate partners, and corresponding reductions (increases) in selling, general and administrative expense, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Commercialization cost-sharing payments from (to) Pfizer	$(712)	$(174)	$(1,049)	$598
Commercialization cost-sharing payments from (to) Astellas	125	—	375	—

Total development cost-sharing payments	$(587)	$(174)	$(674)	$598

NOTE 3 — BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similarly to basic net loss per share, except that the denominator is increased to include all dilutive potential common shares, including outstanding options and warrants. Potentially dilutive common shares have been excluded from the diluted loss per common share computations in all periods presented because such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted average number of total common shares outstanding for basic and diluted net loss per share data. At September 30, 2010 and 2009 these potentially dilutive securities were as follows:

	September 30,
	2010	2009
	(in thousands)
Outstanding options	4,448	4,853
Outstanding warrants	23	209
Outstanding restricted shares	3	13

Total	4,474	5,075

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

NOTE 4 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss adjusted for changes in market values of securities available-for-sale. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net loss	$(5,443)	$(13,973)	$(30,148)	$(28,505)
Change in unrealized gain / (loss) on securities available-for-sale	4	(100)	15	(594)

Total comprehensive loss	$(5,439)	$(14,073)	$(30,133)	$(29,099)

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

The following table summarizes stock option activity for the nine months ended September 30, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	5,603,960	$16.71
Granted	99,875	$19.80
Exercised	733,589	$4.29
Forfeited	521,870	$25.24

Outstanding at September 30, 2010	4,448,376	$17.83	7.23	$8.9

Exercisable/vested at September 30, 2010	2,625,808	$12.88	6.41	$8.6

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

The following table summarizes information about restricted stock award activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Restricted Stock Awards:
Balance at December 31, 2009	10,834	$15.71
Granted	—	$—
Vested	7,500	$15.71
Cancelled	—	$—

Balance at September 30, 2010	3,334	$15.71	0.29	$0.04

The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. Prior to the first quarter of 2010, due to its limited history of option exercise behavior, the Company used the simplified method of estimating option term provided for in the Commission’s Staff Accounting Bulletins 107 and 110 for options granted to employees and directors, which resulted in an estimated option term of six years. Beginning in the first quarter of 2010, the Company changed to a method based on its actual exercise experience and an assumption that unexercised options will remain outstanding for a period equal to the midpoint between the date the option vests in full and the contractual option termination date. Beginning the first quarter of 2010, this new methodology produced an estimated term of 5.92 years for options granted to employees and directors. For options granted to consultants, the Company uses an estimated option term of four years, which is equal to the period required for the options to vest in full. Different estimates of volatility, dividend yield, risk-free rate and expected term could materially change the value of an option and the resulting expense.

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

Total stock-based compensation recognized by the Company in the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Research and development expense	$1,882	$1,345	$5,573	$4,054
Selling, general and administrative expense	1,385	1,192	4,399	3,613

Total stock-based compensation expense	$3,267	$2,537	$9,972	$7,667

Unearned stock-based compensation attributable to employee and director awards totaled $27.0 million at September 30, 2010 and will be recognized as expense over a weighted-average period of 2.3 years.

NOTE 6 — SHORT-TERM INVESTMENTS

As of September 30, 2010, short-term investments consisted of United States treasury notes maturing in December 2010 and certificates of deposit. The amortized cost, gross unrealized gain and estimated fair value of short-term investments at September 30, 2010 were $50.0 million, $0.0 million and $50.0 million, respectively. As of December 31, 2009, short-term investments consisted solely of United States treasury notes maturing in February, July and August 2010. The amortized cost, gross unrealized gain and estimated fair value of short-term investments at December 31, 2009 were $220.8 million, $0.0 million and $220.8 million, respectively.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

NOTE 7 — FAIR VALUE DISCLOSURES

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices in active markets for identical assets. The following table presents the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Fair value	Fair value measurements using
	September 30, 2010	Level 1	Level 2	Level 3
Money market funds	$158,856	$158,856	$—	$—
US Treasury Bills	49,987	49,987	—	—

NOTE 8 — ACCRUED EXPENSES

At September 30, 2010 and December 31, 2009, accrued expenses consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Payroll and payroll related	$1,218	$759
Preclinical and clinical trials	18,519	10,529
Income tax provision	2,229	—
Other	646	766

Total accrued expenses	$22,612	$12,054

NOTE 9 — DEFERRED REVENUE

Deferred revenue at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Current portion:
Deferred revenue related to Pfizer (see Note 2)	$36,015	$65,361
Deferred revenue related to Astellas (see Note 2)	21,210	21,209

Total	$57,225	$86,570

Long-term portion:
Deferred revenue related to Pfizer (see Note 2)	$81,034	$81,701
Deferred revenue related to Astellas (see Note 2)	69,033	84,897

Total	$150,067	$166,598

NOTE 10 — INCOME TAXES

The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270 whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). The Company has recorded tax benefit of $1.5 million for the three and nine months ended September 30, 2010, respectively. The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not.

At September 30, 2010, the Company’s 2008 Federal 1120 tax filing is under examination by the Internal Revenue Service. Since the audit is at its preliminary stage, the Company has not recorded any audit adjustment as no finding or adjustments have been proposed to the Company. There is no other on-going tax audit with state tax jurisdictions. As a result of the Company’s net operating loss carry forwards, all of its tax years are subject to federal and state tax examination.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(unaudited)

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

The following table summarizes the restructuring charges discussed above, as well as the remaining unpaid balance at September 30, 2010 (in thousands):

	Personnel costs	Facilities related	Total
Balance at December 31, 2009	$—	$—	$—
Additions	798	72	870
Payments	(763)	(72)	(835)

Balance at September 30, 2010	$35	$—	$35

NOTE 12 — CONTINGENCIES

On March 9, 2010, the first of three purported securities class action lawsuits was commenced against the Company based on the negative CONNECTION data reported in March 2010. The lawsuits are largely identical, and allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to dimebon. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease, making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired the Company’s common stock between July 17, 2008 and March 2, 2010. These lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, the Company could be forced to expend significant resources in the defense of those suits and it may not prevail. The Company has not established any reserve for any potential liability relating to these lawsuits. The Company’s management believes that the Company has meritorious defenses and intends to defend these lawsuits vigorously. The Company believes it is entitled to coverage under its relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

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

We have funded our operations primarily through private and public offerings of our common stock, and from the up-front and cost-sharing payments from our Collaboration Agreements with Pfizer and Astellas. As of September 30, 2010, we had an accumulated deficit of $207.6 million and we expect to incur substantial additional losses for the foreseeable future as we continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs.

Our Pipeline

Dimebon (latrepirdine)

Alzheimer’s disease. Our product candidate dimebon (latrepirdine) is in Phase 3 development for Alzheimer’s disease, in collaboration with Pfizer. Our ongoing Phase 3 CONCERT study is evaluating the potential benefits of dimebon when added to treatment with Aricept, the leading global Alzheimer’s disease medicine, in approximately 1,000 patients with mild-to-moderate Alzheimer’s disease. This randomized, double-blind, placebo-controlled Phase 3 trial is scheduled to complete enrollment on November 30, 2010. Patients in the trial are being randomized to dimebon (20 mg three times daily) plus Aricept, dimebon (5 mg three times daily) plus Aricept, or placebo plus Aricept, and are treated for a period of twelve months. The co-primary endpoints in the CONCERT trial are the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-cog, which measures cognition, and the Alzheimer’s Disease Cooperative Study – Activities of Daily Living, or ADCS-ADL, which measures global function.

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

Huntington disease. Dimebon is also in Phase 3 clinical development for Huntington disease, also in collaboration with Pfizer. In July 2010, we completed enrollment in a randomized, double-blind, six-month placebo-controlled Phase 3 study of dimebon to treat Huntington disease, known as the HORIZON study, in which we enrolled 403 patients. Patients in the HORIZON trial were randomized to dimebon (20 mg three times daily) versus placebo. The co-primary endpoints are the Mini-Mental State Examination, or MMSE, which measures cognition, and the Clinician’s Interview-Based Impression of Change-plus Caregiver Input, or CIBIC-plus, which measures global function. We expect to report top-line results from the HORIZON study in the first half of 2011.

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

        Tolerability . Dimebon has been well tolerated in all clinical trials conducted to date in both Alzheimer’s and Huntington disease, including the CONNECTION trial and a separate randomized, double-blind, placebo-controlled safety study of dimebon, or the Safety Study, also reported in March 2010, in which 742 patients in the United States and Canada were randomized to receive dimebon 20 mg three times daily or placebo and treated for three to six months. Approximately 85% of patients in the Safety Study were taking one or more approved Alzheimer’s disease medicines while on the trial.

Regulatory interactions. The U.S. Food and Drug Administration, or FDA, informed us in January 2008 that the Russian Study and the CONNECTION trial could be used as the two pivotal studies required to support the approval of dimebon to treat mild-to-moderate Alzheimer’s disease, as long as a significant portion of the sites in the CONNECTION trial were located in the United States. Given the failure of the CONNECTION trial, we now propose to rely on the Russian Study and the CONCERT trial as our two pivotal studies in support of registration for mild-to-moderate Alzheimer’s disease. In June 2010, we presented the CONNECTION results and our proposed post-CONNECTION development plans to the FDA, and asked whether that combination of studies would be acceptable to support approval of dimebon to treat mild-to-moderate Alzheimer’s disease. The FDA answered this question in the affirmative, provided that the results of the CONCERT trial are robustly positive. We have not presented the CONNECTION data and our proposed post-CONNECTION development plans to the regulatory authorities in any other country, and any or all of such other regulatory authorities may give a different answer than did the FDA. Such other regulatory authorities may, for example, require one or more additional Phase 3 trials to approve dimebon in mild-to-moderate Alzheimer’s disease even if the results of the ongoing CONCERT trial are positive. Furthermore, the FDA may decline to approve dimebon for mild-to-moderate Alzheimer’s disease even if the data from the CONCERT trial are positive, if the FDA does not consider the CONCERT data to be robustly positive, and may require us to conduct one or more additional Phase 3 trials to support approval. If this or any other negative regulatory development were to occur, it may not be feasible for us to continue the development of dimebon for Alzheimer’s disease. Furthermore, even if we are able to obtain regulatory approval for mild-to-moderate Alzheimer’s disease based on the Russian Study and the CONCERT study, that approval would not include severe Alzheimer’s disease, which would decrease the size of the potential market opportunity for dimebon, as may the negative results of the CONNECTION trial. Furthermore, because of the negative CONNECTION data the FDA and other regulatory agencies may decline to approve dimebon for the treatment of Huntington disease even if the ongoing HORIZON trial is positive, and may require an additional Phase 3 trial in Huntington disease as a condition for approval. If we and Pfizer (or either of us individually) determines that clinical development of dimebon should be further curtailed or abandoned as a result of any such negative regulatory development or otherwise, our potential future milestone payments and potential future revenues from the potential commercialization of dimebon would be reduced or eliminated.

MDV3100

Our product candidate MDV3100 is in Phase 3 development for castration-resistant prostate cancer, in collaboration with Astellas. With Astellas, we are currently conducting two randomized, double-blind, placebo-controlled Phase 3 studies of MDV3100. The first Phase 3 study, known as AFFIRM, is enrolling patients with castration-resistant prostate cancer who have failed prior chemotherapy. This trial is enrolling approximately 1,200 patients in the United States, Canada, Europe, South America, Australia and South Africa. The primary endpoint in the AFFIRM trial is overall survival. We expect to complete enrollment in the AFFIRM study on November 15, 2010. The second Phase 3 trial of MDV3100, known as PREVAIL, is enrolling patients with castration-resistant prostate cancer who have not yet undergone chemotherapy. The co-primary endpoints in the PREVAIL trial are overall survival and progression-free survival. We intend to enroll approximately 1,700 patients in the United States, Canada, Europe and Australia. Patients in both the AFFIRM and PREVAIL trials are being randomized to MDV3100 (160 mg once daily) plus standard of care versus placebo plus standard of care. We and Astellas also intend to initiate two additional MDV3100 trials this year in earlier-stage prostate cancer: a Phase 2 head-to-head trial comparing MDV3100 with bicalutamide, a leading marketed androgen-receptor antagonist drug; and a Phase 2 trial in hormone-naïve patients.

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

        In October 2010, data presented at the European Society of Medical Oncology Annual Meeting showed that, in a pre-specified interim analysis, the investigational drug abiraterone acetate improved overall survival in a Phase 3 trial of patients with castration-resistant prostate cancer who had previously failed chemotherapy. The Johnson & Johnson unit developing abiraterone acetate also publicly disclosed its intent to make the drug available under an expanded access program starting in October 2010 in the United States and in the months following outside the United States, and to submit applications for marketing approval in both the United States and Europe by the end of 2010. The patient population studied in the abiraterone acetate trial is the same patient population being studied in our ongoing AFFIRM trial. In addition, a separate Phase 3 study of abiraterone acetate is presently ongoing in the same patient population being studied in our ongoing PREVAIL trial, and the developer of abiraterone acetate has publicly stated that it expects to report data from this trial in 2011. The potential availability of abiraterone acetate, whether under an expanded access program or following regulatory approval, to patients in our AFFIRM and PREVAIL trials could negatively impact the probability of success of those trials, particularly if patients enrolled in AFFIRM and PREVAIL leave our trials to receive treatment with abiraterone acetate or if potential patients considering enrollment in either AFFIRM or PREVAIL, both of which are placebo-controlled trials, elect to receive abiraterone acetate rather than enroll in our trials and take the chance of being randomized to placebo.

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

Results of Operations

Three and Nine Months Ended September 30, 2010 and 2009

Collaboration Revenue

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Collaboration revenue	$14,350	$16,341	$45,876	$49,021
Percentage decrease	(12%)		(6%)

We recorded $14.4 and $16.3 million of amortized collaboration revenue in the quarters ended September 2010 and 2009, respectively, and $45.9 and $49.0 million of amortized collaboration revenue in the nine-month periods ended September 30, 2010 and 2009, respectively. The decreases in revenue in the three- and nine-month periods ended September 30, 2010 were driven by reductions of $7.3 and $19.0 million, respectively, due to changed estimates of the performance period under the Pfizer Collaboration Agreement, partially offset by increases of $5.3 and $15.9 million, respectively, from the Astellas Collaboration Agreement, which was not in effect in the prior year periods.

To date we have recorded $225.0 million and $110.0 million of deferred revenue with respect to the Pfizer Collaboration Agreement and the Astellas Collaboration Agreement, respectively, consisting of the up-front payments under those agreements. At September 30, 2010, deferred revenue balances with respect to the Pfizer Collaboration Agreement and the Astellas Collaboration Agreement were $117.0 million and $90.2 million, respectively. We amortize this deferred revenue on a straight-line basis over the expected performance period of our deliverables under the applicable collaboration agreement.

We presently estimate that our performance periods under the Pfizer Collaboration Agreement and the Astellas Collaboration Agreement will end in the fourth quarters of 2013 and 2014, respectively. Given the negative results in the CONNECTION trial and the subsequent revisions to the dimebon development plan, we revised our estimates of our performance period under the Pfizer Collaboration Agreement in the first and third quarters of 2010. The cumulative effect of these changes, which we applied on a prospective basis, was to extend the performance period by seven quarters and correspondingly reduce amortized revenue related to the Pfizer Collaboration Agreement by $7.3 million per quarter. Subsequent changes in our estimate of the performance periods under our collaboration agreements could significantly alter the amount of revenue recognized in future periods.

Research and Development Expense

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Research and development expense	$15,633	$21,530	$59,470	$54,851
Percentage increase/(decrease)	(27%)		8%

Research and development expenses were $15.6 million for the three months ended September 30, 2010, a net decrease of $5.9 million, or 27%, from $21.5 million in the same period in 2009. The change was primarily due to decreased clinical trial activities in the dimebon program, partially offset by increased clinical trial activities in the MDV3100 program. For the nine months ended September 30, 2010, research and development expenses were $59.5 million, a net increase of $4.6 million, or 8%, from $54.9 million in the same period in 2009. The change was primarily due to increased activities in MDV3100 clinical trials. Research and development headcount at September 30, 2010 was 57 compared to 55 at September 30, 2009. We expect our research and development headcount to increase to approximately 80 over the next two quarters as we expand to staff anticipated 2011 increases in workload.

Our reported research and development expense is presented net of cost-sharing payments receivable from our corporate partners, which were as follows for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Development cost-sharing payments from Pfizer	$8,709	$4,393	$19,551	$15,565
Development cost-sharing payments from Astellas	9,743	—	22,634	—

Total development cost-sharing payments	$18,452	$4,393	$42,185	$15,565

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Direct costs:
Dimebon (latrepirdine)	$5,473	$10,117	$29,863	$25,581
MDV 3100	5,100	4,539	11,835	9,664
Other	1,111	1,274	5,184	4,083

Total direct costs	11,684	15,930	46,882	39,328
Indirect costs	3,949	5,600	12,588	15,523

Total research and development expenses	$15,633	$21,530	$59,470	$54,851

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

In order to obtain the necessary regulatory approvals, we will need to establish to the satisfaction of the applicable regulatory authorities in the United States, Europe and other relevant countries that the applicable product candidate is both safe and effective for each of its intended indications. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain regulatory approvals is expensive, uncertain and takes many years. We are not able to reasonably estimate the time or cost required to obtain such regulatory approvals, and failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a corporate partner or independently. For example, each of dimebon and MDV3100 may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and our corporate partners will pursue. The decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our prior and ongoing clinical studies and the willingness of our corporate partners to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, we have not yet sought such input for all potential indications that we and our corporate partners may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. Moreover, we or our current or potential future corporate partners may decide to discontinue development of any development project at any time for regulatory, commercial, scientific or other reasons. To date, we have not commercialized any of our product candidates and in fact may never do so.

Selling, General and Administrative Expense

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Selling, general and administrative expense	$5,454	$6,034	$18,267	$18,950
Percentage decrease	(10)%		(4)%

Selling, general and administrative expense decreased by $0.6 million (10%) and by $0.7 million (4%), respectively, for the three- and nine-month periods ended September 30, 2010, in each case as compared to the comparable periods in 2009. The decreases were driven by the 20% workforce reduction we implemented in the first quarter of 2010 in response to the negative CONNECTION data, the related termination of office leases, and decreased intellectual property expenses related to our dimebon analog program. Selling, general and administrative headcount decreased to 26 employees at September 30, 2010 compared to 33 at September 30, 2009. We expect our selling, general and administrative headcount to increase to approximately 35 over the next two quarters as we expand to staff anticipated 2011 increases in workload.

Our reported selling, general and administrative expense is presented net of cost-sharing payments receivable from (payable to) our corporate partners, which were as follows for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Commercialization cost-sharing payments from (to) Pfizer	$(712)	$(174)	$(1,049)	$598
Commercialization cost-sharing payments from (to) Astellas	125	—	375	—

Total development cost-sharing payments	$(587)	$(174)	$(674)	$598

In the first nine-months of 2010, three purported securities class action lawsuits were filed against us in response to the negative CONNECTION data. We intend to vigorously defend these lawsuits, and thus expect our legal expenses to increase in the remainder of 2010 and beyond. We believe we are entitled to coverage under our relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

Other Income (Expense), net

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Other income (expense), net	$(174)	$96	$245	$813

Other expense was $0.2 million in the third quarter of 2010 compared to other income of $0.1 million in the third quarter of 2009. Other income was $0.2 million in the first nine months of 2010 compared to $0.8 million in the first nine months of 2009. The decrease in the three and nine-month periods is primarily due to lower interest income earned in the invested balances and recognized losses on foreign exchange payables, related to our clinical vendor payable balances.

Income Tax Expense (Benefit)

The following table summarizes our effective tax rates and income tax expense (benefit) for the three- and nine-month periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Income tax expense (benefit)	$(1,468)	$2,846	$(1,468)	$4,538
Effective tax rate	(29)%	26%	(5)%	19%

The tax benefit for the three- and nine-month periods ended September 30, 2010 was $1.5 million. The tax benefit was primarily due to an anticipated state tax refund resulting from changes in the California state income tax apportionment regulations, partially offset by tax liability resulting from recognition for tax purposes of a portion of the $110.0 million up-front payment under the Astellas Collaboration Agreement.

The tax provision for the three- and nine-month periods ended September 30, 2009 was $2.8 million and $4.5 million, respectively. This tax expense resulted primarily from recognition for tax purposes of a portion of the $225.0 million up-front payment under the Pfizer Collaboration Agreement and the suspension by the State of California of net operating loss carryforwards for the 2009 tax year.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on our net deferred tax assets as of September 30, 2010. The valuation allowance was determined pursuant to the ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred cumulative net losses of $207.6 million through September 30, 2010, and we expect to incur substantial additional losses for the foreseeable future as we continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs. We have not generated any revenue from product sales to date, and we do not expect to generate product revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, the $225.0 million up-front payment we received from Pfizer in October 2008, the $110.0 million up-front payment we received from Astellas in November 2009 and cost-sharing true-up payments from Pfizer and Astellas.

At September 30, 2010 we had cash, cash equivalents and short-term investments of $211.5 million available to fund operations. Based upon our current expectations, we believe our capital resources at September 30, 2010 will be sufficient to fund our currently planned operations beyond the end of 2012, regardless of whether Pfizer elects to terminate our Collaboration Agreement. This estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash reserves earlier than we currently anticipate. Our future capital requirements will depend on many factors, including those described in “Risk Factors—Risks Related to Our Business” in Item 1A of Part II of this Quarterly Report on Form 10-Q under the heading “ Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms.”

Pfizer Collaboration Agreement

In September 2008, we announced a Collaboration Agreement with Pfizer for the development and commercialization of dimebon. Given the negative results in the CONNECTION trial, Pfizer has the right to terminate the Collaboration Agreement with us at any time. A more comprehensive discussion of the risks and uncertainties related to development and commercialization of dimebon can be found in the section entitled “Risk Factors—Risks Related to Our Product Development Candidates” under Item 1A, Part II of this Quarterly Report on Form 10-Q.

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

Under the Pfizer Collaboration Agreement, Pfizer paid us an up-front cash payment of $225 million in the fourth quarter of 2008. We are also eligible to receive payments of up to $500 million upon the attainment of development and regulatory milestones plus additional undisclosed milestone payments upon the achievement of certain net sales levels for the product. We and Pfizer share the costs and expenses of developing and commercializing dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share, and we and Pfizer will share profits (or losses) resulting from the commercialization of dimebon in the United States in such proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay us tiered royalties on the aggregate net sales of dimebon.

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

Astellas Collaboration Agreement

In October 2009, we entered into a Collaboration Agreement with Astellas for the development and commercialization of MDV3100. A more comprehensive discussion of the risks and uncertainties related to development and commercialization of MDV3100 can be found in the section entitled “Risk Factors—Risks Related to Our Product Development Candidates” under Item 1A, Part II of this Quarterly Report on Form 10-Q.

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

We and Astellas share the costs of developing and commercializing MDV3100 for the United States market on a 50%/50% basis, and we and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States in such proportions. Costs of clinical trials supporting development in both the United States and in either Europe or Japan, including the ongoing Phase 3 AFFIRM and PREVAIL trials and the two additional planned Phase 2 trials in earlier-stage prostate cancer that we expect to initiate in 2010, are borne two-thirds by Astellas and one-third by us. Outside the United States, Astellas will bear all development and commercialization costs and will pay us tiered, double-digit royalties on the aggregate net sales of MDV3100.

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

Cash Flow

	Nine months ended September 30,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$(71,521)	$(69,818)
Investing activities	170,888	(8,163)
Financing activities	3,106	63,029

Net change in cash and cash equivalents	$102,473	$(14,952)

Operating Activities

Net cash used in operating activities was $71.5 million in the nine months ended September 30, 2010, and was primarily driven by our net loss of $30.1 million, decreased deferred revenue of $45.9 million due to partial amortization of the up-front payments from our corporate partners, increased receivables from our corporate partners of $11.4 million and increased prepaid expenses and other current assets of $4.8 million, partially offset by $10.0 million in non-cash stock-based compensation expense and increased accrued expenses and accounts payable of $11.2 million.

Net cash used in operating activities was $69.8 million in the nine months ended September 30, 2009, and was primarily driven by our net operating loss of $28.5 million, decreased deferred revenue of $49.0 million due to partial amortization of the up-front payments from our corporate partners, increased prepaid expenses and other current assets of $4.1 million and reduced accounts payable of $1.7 million, partially offset by non-cash stock-based compensation expense of $7.7 million and increased accrued expenses of $7.2 million.

Investing Activities

Net cash provided by investing activities totaled $170.9 million in the nine months ended September 30, 2010, consisting primarily of net maturities of short-term investment securities. Net cash used in investing activities totaled $8.2 million in the nine months ended September 30, 2009, consisting primarily of net purchases of short-term investment securities.

Financing Activities

Net cash provided by financing activities totaled $3.1 million and $63.0 million in the nine months ended September 30, 2010 and 2009, respectively. Net cash provided by financing activities in the first nine months of 2010 was due primarily to proceeds from the exercise of employee stock options. Net cash provided by financing activities in the first nine months of 2009 consists of net proceeds of $62.0 million from an underwritten public offering of common stock and $1.0 million in proceeds from the exercise of employee stock options.

Commitments and Contingencies

Except as described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, during the three and nine months ended September 30, 2010, there were no material changes to our commitments and contingencies as set forth under the caption “Commitments and Contingencies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the nine months ended September 30, 2010, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On March 9, 2010, the first of three purported securities class action lawsuits was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchanges Act of 1934 in connection with allegedly false and misleading statements made by us related to dimebon. The plaintiffs allege among other things that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease, making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs purport to seek damages, an award of its costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between July 17, 2008 and March 2, 2010. On September 17, 2010, the court entered an order consolidating the actions and setting a discovery and briefing schedule for issues related to appointment of a lead plaintiff. Once a lead plaintiff is appointed, the plaintiffs will have 30 days to file their consolidated, amended complaint.

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

Risks Related to Our Business

We have incurred net losses since inception, expect to incur additional losses in the future as we continue our development activities and may never achieve sustained revenues or profitability. Our only revenue to date has been collaboration revenue under our collaboration agreements with Pfizer and Astellas. We have not completed development of any of our product candidates and do not expect that any of our present or future product candidates will be commercially available for a number of years, if at all. We have incurred losses since inception and expect to continue to incur substantial additional losses for the foreseeable future as we continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. We do not know when or if we will ever generate any additional revenue, including any milestone payments, profit sharing payments or royalty payments under our collaboration agreements with Pfizer and Astellas, or become profitable, because of the significant uncertainties with respect to our ability to generate product revenue from, and obtain approval from the FDA or comparable foreign regulatory authorities for, any of our current or future product candidates.

*Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed our operations primarily through the sale of our debt and equity securities, and from up-front and cost-sharing payments received pursuant to our collaboration agreements with Pfizer and Astellas. As of September 30, 2010 we had cash, cash equivalents and short-term investments of $211.5 million available to fund operations. Based upon our current expectations, we believe our capital resources at September 30, 2010 will be sufficient to fund our currently planned operations beyond the end of 2012, regardless of whether Pfizer elects to terminate our collaboration agreement. This estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash reserves earlier than we currently anticipate. Our future capital requirements will depend on many factors, including without limitation:

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our corporate partners’ preclinical and clinical trials;

•

whether we experience delays in our preclinical and clinical development programs, including potential delays in recruiting, or inability to recruit, patients into our ongoing PREVAIL trial of MDV3100 in chemotherapy-naïve castration-resistant prostate cancer as a result of the availability of abiraterone acetate or other investigational and approved prostate cancer therapies, or slower than anticipated product development;

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

*Enrollment and retention of patients in clinical trials is an expensive and time-consuming process, could be made more difficult or rendered impossible by multiple factors outside our control, including the availability of competing treatments or clinical trials of competing drugs for the same indication, and could result in significant delays, cost overruns, or both, in our product development activities, or in the failure of such activities. We may encounter delays in enrolling a sufficient number of patients to complete our clinical trials. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. For example, our ongoing Phase 3 AFFIRM and PREVAIL trials in castration-resistant prostate cancer are attempting to demonstrate a statistically significant difference in survival between drug-treated and placebo-treated patients. Patients participating in our trials may elect to leave our trials and switch to alternative treatments that are available to them, either commercially or on an expanded access basis. The survival of any such patients would continue to be included in the analysis of our trials. Thus, use of other treatments by these patients could make it more difficult for our AFFIRM and PREVAIL trials to succeed, or could prevent them from succeeding, if such treatments prolong survival. Furthermore, because patients in our AFFIRM and PREVAIL trials have a chance of being randomized to placebo, the availability of competing treatments may make it more difficult, or impossible, to complete enrollment in our trials, particularly our PREVAIL trial. Such competing treatments include a chemotherapy drug from sanofi-aventis which demonstrated an overall survival benefit in a Phase 3 castration-resistant prostate cancer trial and was approved by the FDA in June 2010, a prostate cancer vaccine from Dendreon which demonstrated an overall survival benefit in castration-resistant prostate cancer patients and was approved by the FDA in April 2010, and abiraterone acetate, an investigational hormonal drug from a unit of Johnson & Johnson which, like MDV3100, operates by inhibiting the androgen signaling pathway and is ahead of MDV3100 in clinical development. In October 2010, data presented at the European Society of Medical Oncology Annual Meeting showed that, in a pre-specified interim analysis, abiraterone acetate improved overall survival in a Phase 3 trial in the same patient population being studied in our ongoing AFFIRM trial. The Johnson & Johnson unit developing abiraterone acetate has publicly disclosed its intent to make the drug available under an expanded access program starting in October 2010 in the United States and in the months following outside the United States, and to submit applications for marketing approval in both the United States and Europe by the end of 2010. In addition, a separate Phase 3 study of abiraterone acetate is presently ongoing in the same patient population being studied in our ongoing PREVAIL trial, and the developer of abiraterone acetate has publicly stated that it expects to report data from this trial in 2011. Delays or failures in planned patient enrollment and/or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop dimebon, MDV3100 or any other product candidates, or could render further development impossible.

*Positive results in the Russian Study were not predictive of results in the CONNECTION study, which was designed as a confirmatory study, and positive results seen in any of our other clinical trials, including our Phase 2 clinical trial of dimebon in Huntington disease and our Phase 1-2 clinical trial of MDV3100 in castration-resistant prostate cancer, may not be predictive of results of our ongoing and potential future clinical trials. The CONNECTION study was designed expressly to replicate the positive results seen in the Russian Study but failed to do so. As evidenced by this example, even where we achieve positive results in clinical trials, subsequent clinical trials may fail, even if those subsequent trials are designed very similarly to their predecessors. Accordingly, despite the positive results seen in our Phase 2 clinical trial of dimebon in Huntington disease, our ongoing Phase 3 HORIZON trial of dimebon in Huntington disease may fail, and despite the positive results seen to date in our Phase 1-2 trial of MDV3100 in castration-resistant prostate cancer, our ongoing Phase 3 AFFIRM trial of MDV3100 in post-chemotherapy castration-resistant prostate cancer, our ongoing Phase 3 PREVAIL trial in chemotherapy-naïve castration-resistant prostate cancer, and any other of our planned studies of MDV3100 may fail. In addition, despite the positive results seen in our Russian Study, our ongoing Phase 3 CONCERT trial may fail. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing.

*Given the negative results in the CONNECTION trial, our revised dimebon clinical development plan, even if completed successfully, may be inadequate to obtain approval in mild-to-moderate Alzheimer’s disease. The FDA informed us in January 2008 that the Russian Study and the CONNECTION trial could be used as the two pivotal studies required to support the approval of dimebon to treat mild-to-moderate Alzheimer’s disease, as long as a significant portion of the sites in the CONNECTION trial were located in the United States. Given the failure of the CONNECTION trial, we now propose to rely on the Russian Study and the CONCERT trial as our two pivotal studies in support of registration for mild-to-moderate Alzheimer’s disease. In June 2010, we presented the CONNECTION results and our proposed post-CONNECTION development plans to the FDA, and asked whether that combination of studies would be acceptable to support approval of dimebon to treat mild-to-moderate Alzheimer’s disease. The FDA answered this question in the affirmative, provided that the results of the CONCERT trial are robustly positive. We have not presented the CONNECTION data and our proposed post-CONNECTION development plans to the regulatory authorities in any other country, and any or all of such other regulatory authorities may give a different answer than did the FDA. Such other regulatory authorities may, for example, require one or more additional Phase 3 trials to approve dimebon in mild-to-moderate Alzheimer’s disease even if the results of the ongoing CONCERT trial are positive. Furthermore, the FDA may decline to approve dimebon for mild-to-moderate Alzheimer’s disease even if the data from the CONCERT trial are positive, if the FDA does not consider the CONCERT data to be robustly positive, and may require us to conduct one or more additional Phase 3 trials to support approval for this reason or other reasons. If this or any other negative regulatory development were to occur, it may not be feasible for us to continue the development of dimebon for Alzheimer’s disease. Furthermore, even if we are able to obtain regulatory approval for mild-to-moderate Alzheimer’s disease based on the Russian Study and the CONCERT study, that approval would not include severe Alzheimer’s disease, which would decrease the size of the potential market opportunity for dimebon, as may the negative results of the CONNECTION trial. If we and Pfizer (or either of us individually) determines that clinical development of dimebon should be further curtailed or abandoned as a result of any such negative regulatory development or otherwise, our potential future milestone payments and potential future revenues from the potential commercialization of dimebon would be reduced or eliminated.

*We are dependent upon our collaborative relationships with Pfizer and Astellas to further develop, manufacture and commercialize dimebon and MDV3100, respectively. There may be circumstances that delay or prevent Pfizer’s or Astellas’ ability to develop, manufacture and commercialize dimebon or MDV3100, respectively, or that result in Pfizer or Astellas terminating our agreements with each of them. In September 2008, we announced that we had entered into a collaboration agreement with Pfizer for the development, manufacture and commercialization of dimebon to treat Alzheimer’s disease and Huntington disease. Under the agreement, Pfizer is responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States and is responsible globally for all manufacture of product for both clinical and commercial purposes. In the United States, we and Pfizer are responsible for jointly developing and commercializing dimebon, and we share the costs, profits and losses on a 60%/40% basis, with Pfizer assuming the larger share. Under the terms of the agreement, Pfizer has the unilateral right to terminate the agreement at any time based on the negative results of the CONNECTION trial. In October 2009, we announced that we had entered into a collaboration agreement with Astellas for the development, manufacture and commercialization of MDV3100 to treat prostate cancer. Under the agreement, Astellas is responsible for developing, seeking regulatory approval for, and commercializing MDV3100 outside the United States and, following a transition period, is responsible globally for all manufacture of product for both clinical and commercial purposes. We and Astellas are jointly responsible for developing, seeking regulatory approval for, and commercializing MDV3100 in the United States. We and Astellas share equally the costs, profits and losses arising from development and commercialization of MDV3100 in the United States. For clinical trials useful both in the United States and in Europe or Japan, including the ongoing Phase 3 AFFIRM trial, the ongoing Phase 3 PREVAIL trial, and the two additional planned trials in earlier-stage prostate cancer that we expect to initiate in the fourth quarter of 2010, we will be responsible for one-third of the total costs and Astellas will be responsible for the remaining two-thirds.

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

*Any of our product development candidates that receive marketing approval will face significant competition from other approved products, including generic products and products with more convenient dosing regimens, and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, there are four branded drugs and one generic drug currently marketed to treat Alzheimer’s disease. These drugs are all dosed once or twice per day, while dimebon dosing is three times daily in all of our completed and ongoing Alzheimer’s disease and Huntington disease clinical trials. This difference in dosing regimen may make dimebon less competitive than alternative drugs if dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, one of the four branded Alzheimer’s disease drugs has already lost patent protection, and the other three branded drugs are expected to lose patent protection between the end of 2010 and 2015. Such loss of patent protection typically results in the entry of generic competition for, and significant reductions in the commercial pricing of, those approved drugs. A generic version of one Alzheimer’s disease drug received FDA marketing approval in 2008. This development would put significant competitive pressure on the prices we or our potential partners could charge for dimebon should it ever be approved. Companies marketing currently approved Alzheimer’s disease therapeutics include some of the world’s largest and most experienced pharmaceutical companies, such as Novartis AG and Eisai. Pfizer also already markets a currently approved Alzheimer’s disease drug. In addition, in October 2009 Pfizer merged with Wyeth, which is co-developing with Johnson & Johnson an Alzheimer’s disease product candidate that, like dimebon, is currently in Phase 3 development. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and castration-resistant prostate cancer, including compounds already in Phase 3 clinical trials. Two such compounds, a chemotherapy drug from sanofi-aventis and a prostate cancer vaccine from Dendreon, were approved by the FDA in 2010 to treat castration-resistant prostate cancer. One or more other such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved, including abiraterone acetate, an investigational hormonal drug from a unit of Johnson & Johnson which, like MDV3100, operates by inhibiting the androgen signaling pathway and in October 2010 was shown to prolong overall survival in castration-resistant prostate cancer patients. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. Even if dimebon were ever to receive marketing approval, the negative results from the CONNECTION trial could be included in the product label, which could negatively affect dimebon’s ability to compete. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we, Pfizer, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

*Any of our product candidates that is eventually approved for sale may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors. Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the United States. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services and many of those countries have nationalized health care systems in which the government pays for all such products and services and must approve product pricing. Even if approved by the FDA and foreign regulatory agencies, our product candidates are unlikely to achieve commercial success unless they are covered widely by third-party payors and reimbursed at a rate that generates an acceptable commercial return for us and any collaborative partner. It is increasingly difficult to obtain coverage and acceptable reimbursement levels from third-party payors and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process. Moreover, comprehensive health care reform legislation was recently enacted in the United States that substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The new legislation contains a number of provisions that are expected to impact our business and operations, including those relating to the increased use of comparative effectiveness research on health care products, changes to enrollment in federal healthcare programs, reimbursement changes and fraud and abuse provisions, all of which will impact existing government health care programs and will result in the development of new programs. Many of the details regarding the implementation of this legislation have yet to be determined and implementation may ultimately adversely affect our business. Further, we expect that there will continue to be a number of federal and state proposals to implement government controls over drug product pricing. We are currently unable to predict what additional legislation or regulations, if any, relating to the pharmaceutical industry or third-party payor coverage and reimbursement may be enacted in the future, or what effect the recently enacted federal health care reform legislation or any such additional legislation or regulation will or would have on our business. In addition, we would face competition in such negotiations from other approved drugs against which we compete, which may include other approved drugs marketed by Pfizer or Astellas, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage with respect to the individual payors than we may have. The competition for coverage and reimbursement level with individual payors will be particularly intense for dimebon, if approved to treat Alzheimer’s disease, because all four currently marketed Alzheimer’s disease drugs are expected to lose patent protection prior to, or shortly following, dimebon’s potential commercial launch, and thus are likely to be available at generic price levels that are more attractive to individual payors. One such drug already has lost patent protection and a generic version is on the market, and the largest-selling such drug is expected to lose patent protection later in 2010. Our commercial prospects would be further weakened if payors approved coverage for our product candidates only as second- or later-line treatments, or if they placed any of our product candidates in tiers requiring unacceptably high patient co-payments. Failure to achieve acceptable coverage and reimbursement levels could materially harm our or our partner’s ability to successfully market our product candidates.

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

Risks Related to Ownership of Our Common Stock

*We have been named as a defendant in three purported securities class action lawsuits. These lawsuits could result in substantial damages and may divert management’s time and attention from our business and operations. On March 9, 2010, the first of three purported securities class action lawsuits was commenced in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchanges Act of 1934 in connection with allegedly false and misleading statements made by us related to dimebon. The plaintiffs allege among other things that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease, making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs purport to seek damages, an award of its costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between July 17, 2008 and March 2, 2010. On September 17, 2010, the court entered an order consolidating the actions and setting a discovery and briefing schedule for issues related to appointment of a lead plaintiff. Once a lead plaintiff is appointed, the plaintiffs will have 30 days to file their consolidated, amended complaint.

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

•

the progress and success of preclinical studies and clinical trials of our product candidates conducted by us, Pfizer, Astellas or our future collaborative partners or licensees, if any, including any delays in enrolling a sufficient number of patients to complete clinical trials of our product candidates;

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

Date: November 5, 2010	MEDIVATION, INC.

	By:	/s/ C. Patrick Machado
	Name:	C. Patrick Machado
	Title:	Chief Business Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1(a)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(c) to the Quarterly Report on Form 10-QSB of Medivation, Inc. for the quarter ended June 30, 2005).

3.1(d)	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-KSB of Medivation, Inc. for the year ended December 31, 2007).

3.2	Amended and Restated Bylaws of Medivation, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Medivation, Inc. for the year ended December 31, 2008).

4.1	Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2 of Medivation, Inc. (formerly Orion Acquisition Corp. II) (No. 333-03252)).

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 4, 2006).

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Business Officer and Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).