Form 10-K
period 2010-12-31
MEDIVATION, INC.
filed 2011-03-16
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Large accelerated filer  ☐              Accelerated filer  ☒

Non-accelerated filer (Do not check if a smaller reporting company)  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $255,902,344 as of June 30, 2010, based upon the closing sale price on The NASDAQ Global Market reported on June 30, 2010. Excludes an aggregate of 5,620,600 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2010, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2010 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings, and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 30, 2010. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 34,695,728 shares of Registrant’s Common Stock, par value $0.01 per share, issued and outstanding as of March 9, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

MEDIVATION, INC.

2010 ANNUAL REPORT ON FORM 10-K

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

The Company

We are a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. Our product candidates in clinical development are MDV3100, which is in Phase 3 development for the treatment of advanced prostate cancer, and dimebon (latrepirdine), which is in Phase 3 development for the treatment of Alzheimer’s disease and Huntington disease. Our MDV3100 program is partnered with Astellas Pharma Inc., or Astellas, and our dimebon program is partnered with Pfizer Inc., or Pfizer.

In October 2009, we entered into a collaboration agreement with Astellas. Under the terms of the agreement, we and Astellas agreed to develop and commercialize MDV3100 for the treatment of advanced prostate cancer. We and Astellas share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by us. We and Astellas will share equally profits (or losses) resulting from commercialization of MDV3100 in the United States. Outside the United States, Astellas will bear all development and commercialization costs, and will pay us tiered double-digit royalties on aggregate net sales of MDV3100.

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

We have funded our operations primarily through private and public offerings of our common stock, and from the up-front, development milestone and cost-sharing payments from our collaboration agreements with Astellas and Pfizer. As of December 31, 2010, we had an accumulated deficit of $211.5 million and we expect to incur substantial additional losses for the foreseeable future as we continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs.

Our Pipeline

MDV3100

With Astellas, we are currently conducting two randomized, double-blind, placebo-controlled, multinational Phase 3 trials of MDV3100. Our Phase 3 AFFIRM trial is evaluating MDV3100 in 1,199 patients with advanced prostate cancer who have previously failed docetaxel-based chemotherapy. We completed enrollment of the AFFIRM trial in November 2010, and expect to report top line results in 2012, although we may report top line results in 2011 if an interim analysis in the AFFIRM trial is conducted. Our Phase 3 PREVAIL trial is studying MDV3100 in approximately 1,700 patients with advanced prostate cancer who have not previously been treated with chemotherapy. We began enrollment in the PREVAIL trial in September 2010. We received a $10.0 million milestone payment from our partner Astellas for initiation of this trial, $1.0 million of which we paid to The Regents of the University of California, or UCLA, the academic institution from which we licensed MDV3100, pursuant to the terms of our license agreement described below. We and our partner Astellas expect to initiate two new Phase 2 trials in earlier stage prostate cancer populations in the first half of 2011: a head-to-head study of MDV3100 against bicalutamide, the leading marketed anti-androgen drug, in advanced prostate cancer patients who have progressed despite treatment with an LHRH analog drug or following surgical castration; and a monotherapy study of MDV3100 in advanced prostate cancer patients who have not yet been treated with any hormonal therapy.

In February 2011, we presented long term follow-up data from our ongoing Phase 1-2 clinical trial of MDV3100 at the American Society of Clinical Oncology’s Genitourinary Cancers Symposium. A total of 140 advanced prostate cancer patients, including both men who had failed prior chemotherapy and men who were chemotherapy-naïve, were enrolled in this trial between July 2007 and December 2008. Of those men, 18 remained on study as of the cutoff date of the analysis (December 22, 2010). In this trial MDV3100 consistently demonstrated anti-tumor activity across endpoints, as evaluated by reductions in prostate-specific antigen, or PSA, levels, radiographic findings, circulating tumor cell, or CTC, counts, and median times to PSA and radiographic progression. Earlier results from this trial were published in 2010 in The Lancet.

Dimebon (latrepirdine)

With Pfizer, we are currently conducting two randomized, double-blind, placebo-controlled, multinational Phase 3 trials of dimebon. Our Phase 3 HORIZON trial is studying dimebon in 403 patients with Huntington disease over a six-month treatment period. We completed patient dosing in the HORIZON trial in February 2011, and expect to report top-line results in the first half of 2011. Our Phase 3 CONCERT trial is studying dimebon plus donepezil, the leading marketed Alzheimer’s disease therapy, versus donepezil alone in 1,003 patients with mild-to-moderate Alzheimer’s disease over a twelve-month treatment period. We completed enrollment in the CONCERT trial in November 2010, and expect to report top-line results in the first half of 2012.

In March 2010, we reported top-line results from our CONNECTION trial, a randomized, double-blind, six-month, placebo-controlled Phase 3 trial in 598 patients with mild-to-moderate Alzheimer’s disease in the United States, Western Europe, Russia and Chile, and from a separate 742-patient safety study of dimebon in patients with mild-to-moderate Alzheimer’s disease in the United States and Canada, approximately 85% of whom were also taking one or more approved Alzheimer’s disease medicines. In the CONNECTION trial, dimebon failed to show a statistically significant improvement over placebo on any of the primary or secondary efficacy endpoints, and thus did not meet any of the study endpoints. Dimebon was well tolerated in both the CONNECTION trial and in the 742-patient safety study. We designed the CONNECTION trial to confirm the results of our first clinical trial of dimebon in 183 patients with mild-to-moderate Alzheimer’s disease in Russia, or the Russian Study, which was published in 2008 in The Lancet. In the Russian Study, dimebon showed a statistically significant improvement over placebo on all of the same primary and secondary efficacy endpoints used in the CONNECTION trial. Thus, the CONNECTION trial failed to replicate the efficacy results seen in the Russian Study.

In July 2008, we announced top-line results of a 90-patient Phase 2 study showing that dimebon was well tolerated and significantly improved cognitive function in Huntington disease patients compared to those treated with a placebo. The three-month study, which was conducted in the U.S. and the United Kingdom, met its primary endpoint of safety and tolerability; in addition, dimebon showed statistically significant benefit versus placebo in cognition as measured by the Mini-Mental State Examination, or MMSE, a secondary endpoint in the study. However, dimebon failed to show a statistically significant benefit over placebo in this study on two other cognitive endpoints—the cognitive component of the Unified Huntington Disease Rating Scale, or UHDRS, and the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-cog. Results of this study were published in March 2010 in Archives of Neurology.

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

Prostate Cancer Statistics

According to the American Cancer Society, prostate cancer is the most commonly diagnosed cancer among men in the United States, other than skin cancer. The American Cancer Society estimates that approximately 217,000 new cases of prostate cancer were diagnosed, and approximately 32,000 men died of prostate cancer, in the United States alone during 2010. Prostate cancer is thus the second-leading cause of cancer death in men in the United States, after lung cancer.

Advanced Prostate Cancer

Prostate cancer is frequently diagnosed at a stage where it is believed to be confined to the prostate gland and its immediate surroundings—i.e., it has not yet metastasized to other areas of the body. Prostate cancer detected at this stage generally is treated either with prostatectomy (surgical removal of the prostate gland) or with radiation. For some men, these procedures are successful in curing the disease. However, for many other men, these procedures are not curative and their prostate cancer continues to spread. This disease progression is typically detected by rising levels of PSA. Men whose disease continues to progress following surgery or radiation are considered to have advanced prostate cancer.

Treatment of Advanced Prostate Cancer

The Testosterone Signaling Pathway. Prostate cancer is fueled by the male sex hormone testosterone. Testosterone is produced primarily in the testes, although lesser amounts of testosterone are also produced in the adrenal glands and in prostate cancer tumors themselves. In order to fuel prostate cancer growth, testosterone must first bind to its receptor, known as the androgen receptor, which is located predominantly in the cytoplasm of prostate cancer cells (the area within the cell membrane but outside the nucleus). Once binding has occurred, the bound testosterone/androgen receptor complex must then pass from the cytoplasm into the nucleus of the cell, a process known as nuclear translocation. Finally, once inside the nucleus, the bound complex must then bind to and activate DNA, which triggers cell growth and thus tumor progression.

Established Hormonal Therapies. Because testosterone is the primary fuel of prostate cancer growth, first-line medical therapy for advanced prostate cancer typically entails treatment with a class of drug known as lutineizing hormone releasing hormone, or LHRH, analogs, which reduce testosterone to castrate levels—i.e., the levels that would be achieved following surgical castration. Patients treated with LHRH analogs typically remain on those drugs for the remainder of their lives, in order to keep testosterone levels suppressed to castrate levels. Estimated sales of LHRH analog drugs in the United States, United Kingdom, France, Germany, Italy, Spain and Japan, or the G7 countries, were approximately $2.6 billion in 2009 according to Decision Resources. Another class of marketed hormonal drugs, known as anti-androgens, block the ability of testosterone to bind its receptor, the androgen receptor. These drugs are often added on to LHRH analog treatment as second-line therapy for advanced prostate cancer. In some cases, advanced prostate cancer patients are started on both an LHRH analog and an anti-androgen simultaneously, a treatment regimen known as combined androgen blockade. Casodex® (bicalutamide), sold by AstraZeneca PLC, is the largest selling anti-androgen drug, with global annual sales of more than $800 million in 2009 according to the public disclosures of AstraZeneca PLC. Generic versions of bicalutamide are now available.

Most advanced prostate cancer initially responds to these hormonal therapies. However, according to a study published in the October 7, 2004 issue of The New England Journal of Medicine, virtually all advanced prostate cancer undergoes changes in a median of 18-24 months after initiation of hormonal therapy that allows the cancer to continue to grow despite the reduction of testosterone to very low (i.e., castrate) levels. Prostate cancer that has reached this state is known as castration-resistant prostate cancer, or CRPC. The development of CRPC following initiation of hormonal therapy is generally determined based on either rising levels of PSA or documented disease progression as evidenced by imaging tests or clinical symptoms. Due to biological changes that have occurred in CRPC, drugs such as bicalutamide that initially decrease androgen receptor signaling and inhibit prostate cancer growth may have precisely the opposite effect and start to fuel the growth of CRPC. Advanced prostate cancer that has become castration-resistant is extremely aggressive; CRPC patients have a median survival of only 10 to 16 months.

Chemotherapies. It was previously believed that prostate cancers that had entered the CRPC state would no longer respond to hormonal therapies. Thus, the next line of treatment for these patients has typically been chemotherapy. The primary chemotherapy for CRPC patients is Taxotere® (docetaxel), which has been shown in clinical studies to prolong survival by approximately 10 weeks. However, docetaxel is an infused cytotoxic chemotherapy, and thus entails an increased risk of serious adverse effects, including fluid retention, liver toxicity, low white blood cell counts, and death. Nonetheless, according to Decision Resources, sales of Taxotere for the treatment of prostate cancer in the G7 countries were $629 million in 2009. In 2010, the U.S. Food and Drug Administration, or FDA, approved a new second-line chemotherapy, Jevtana® (cabazitaxel), for use in CRPC patients who had previously failed docetaxel treatment. Cabazitaxel was shown in clinical studies to prolong median survival by approximately 10 weeks, but like docetaxel is an infused cytotoxic chemotherapy that entails increased risk of death and other serious adverse events.

Prostate Cancer Vaccines. In 2010, the FDA approved the first vaccine for CRPC. Prostate cancer vaccines operate by enhancing the ability of the body’s immune system to attack and destroy prostate cancer cells. This agent, Provenge® (sipuleucel-T), was approved based on data demonstrating a median overall survival advantage of approximately four months in CRPC patients, the large majority of whom had not previously undergone chemotherapy.

Novel Hormonal Therapies. In October 2010, data presented at the European Society of Medical Oncology Annual Meeting demonstrated that a novel investigational hormonal therapy, abiraterone acetate, was effective in prolonging survival by approximately four months in CRPC patients who had previously failed docetaxel-based chemotherapy. Abiraterone acetate operates by reducing production of testosterone in the adrenal glands, a secondary source of testosterone production in the body. These data were highly significant because they validated the hypothesis that prostate cancers that continue to grow despite testosterone having been reduced to castrate levels remain responsive to hormonal therapies, thus refuting the previously held belief that hormonal agents would be ineffective in this population. The manufacturer of abiraterone acetate filed marketing applications for this investigational drug in both the United States and Europe in December 2010. We expect the drug to be approved in both markets in 2011.

MDV3100

MDV3100 is a novel, oral hormonal therapy selected from a library of approximately 170 small molecules exclusively licensed to Medivation. These molecules bind the androgen receptor, the same target bound by bicalutamide, but do so in a manner designed to render them effective in treating cancers that have become refractory to bicalutamide and other anti-androgen drugs.

Mechanism of Action

While MDV3100, like all other hormonal therapies for prostate cancer, operates through the testosterone signaling pathway, it does so in a manner that is distinct from that of currently approved drugs targeting the androgen receptor. An article published in May 2009 in Science described the discovery and novel mechanism of action of MDV3100. In the Science article, researchers using various preclinical models of CRPC provided evidence that MDV3100 (a) potently blocks the androgen receptor with greater binding affinity than bicalutamide, (b) impairs nuclear translocation and blocks DNA binding of the androgen receptor, key steps required for androgen-dependent prostate cancer growth but not blocked by bicalutamide, and (c) induces death of CRPC cells, an effect not seen with bicalutamide. These properties potentially explain why MDV3100 has demonstrated beneficial effects in patients whose tumors are no longer responding to the currently available hormonal therapies for prostate cancer, including bicalutamide.

Ongoing Clinical Trials

Phase 1-2 Trial

In December 2008, we completed enrollment in an open-label Phase 1-2 clinical trial of MDV3100 in patients with CRPC. We enrolled 140 patients in seven dose groups, ranging from 30 mg per day to 600 mg per day, at several clinical sites in the United States. Of the 140 patients, 75 had previously failed chemotherapy and 65 were chemotherapy-naïve. Patients were enrolled between June 2007 and December 2008, and are permitted to remain on study drug until their disease progresses (by biochemical, radiographic or clinical criteria) or until they cease tolerating the drug. As of the most recent data cutoff date (December 22, 2010), 18 patients remained on study. Patients enrolled in the trial were heavily pretreated, with 100% having failed at least one line of prior hormonal therapy, 77% having failed two or more lines of prior hormonal therapy and 54% having failed prior chemotherapy. All patients had progressive disease upon enrollment into the trial. The study endpoints include safety, tolerability, pharmacokinetics, circulating tumor cell, or CTC, counts, serum prostate-specific antigen, or PSA, levels, radiographic change in soft tissue and bony metastases, and time to progression.

In June 2009, we presented efficacy and safety data covering all 140 patients enrolled in the trial at the American Society of Clinical Oncology, or ASCO, 2009 Annual Meeting. The data presented at ASCO reported the study results as of April 1, 2009, and were subsequently published in The Lancet in 2010. These data showed that MDV3100 consistently demonstrated anti-tumor activity across endpoints, as evaluated by reductions in PSA levels, radiographic findings and CTC counts.

MDV3100 produced significant PSA declines (50% or more from baseline) and radiographic control (partial response or stable disease) in both chemotherapy naïve and post-chemotherapy patients, as follows (data as of April 1, 2009):

	PSA response ≥ 50%	Radiographic control: soft tissue lesions (partial response or stable disease)	Radiographic control: bony lesions (stable disease)
Chemotherapy naïve	62%	80%	63%
Post-chemotherapy	51%	65%	51%

Almost all patients with favorable CTC counts of four or less at the start of treatment maintained favorable counts while on MDV3100 treatment (91% of evaluable chemotherapy-naïve patients and 91% of evaluable post-chemotherapy patients). Importantly, a significant number of patients with unfavorable CTC counts of five or higher at baseline converted to favorable counts of less than five following MDV3100 treatment (75% of chemotherapy-naïve patients and 37% of post-chemotherapy patients). This CTC conversion rate is important in light of a study published in the October 2008 issue of Clinical Cancer Research, in which post-treatment conversion to a CTC count below five was associated with a 15-month survival benefit in CRPC patients.

In February 2011, we presented new long-term follow-up data covering all 140 patients enrolled in the trial at the American Society of Clinical Oncology’s Genitourinary Cancers Symposium, or ASCO GU. The data presented at ASCO GU reported the study results as of December 22, 2010.

PSA progression data reported at ASCO GU were calculated using three distinct reporting criteria: the criteria specified in the Phase 1-2 trial protocol; the most recent published PSA reporting consensus criteria (the Prostate Cancer Clinical Trials Working Group 2, or PCWG2, criteria); and an older commonly used reporting method (the Prostate-Specific Antigen Working Group 1, or PSAWG1, criteria). Median times to PSA progression under each of the three reporting criteria were as follows:

Median time to PSA progression	Chemotherapy-naïve patients (n=65)	Post-chemotherapy patients (n=75)
Per-protocol criteria	Not reached	316 days (45 weeks)
PCWG2 criteria	281 days (40 weeks)	148 days (21 weeks)
PSAWG1 criteria	420 days (60 weeks)*	166 days (24 weeks)
812 days (116 weeks)**

*	All chemotherapy-naïve patients
**	Subpopulation of chemotherapy-naïve patients who are also ketoconazole-naïve

Median times to radiographic progression were 394 days (56 weeks) for chemotherapy-naïve patients and 173 days (25 weeks) for post-chemotherapy patients.

MDV3100 has been generally well tolerated in this trial at doses up to and including 240 mg/day. The most frequently reported adverse event was fatigue. Seizures were observed in two patients, one each at doses of 600 and 360 mg/day. Both patients were taking concomitant medications that can cause seizures. A possible but unwitnessed seizure was reported in a patient taking a dose of 480 mg/day.

Phase 3 AFFIRM Trial

In November 2010, we completed enrollment of 1,199 patients in our randomized, double-blind, placebo-controlled Phase 3 AFFIRM trial, which is evaluating MDV3100 at a dose of 160 mg/day versus placebo in CRPC patients who have previously failed docetaxel-based chemotherapy. The primary endpoint of this trial is overall survival. We expect to report top-line results in 2012, although we may report top-line results in 2011 if an interim analysis of this trial is conducted.

Phase 3 PREVAIL Trial

In September 2010, we initiated enrollment in our randomized, double-blind, placebo-controlled Phase 3 PREVAIL trial, which is evaluating MDV3100 at a dose of 160 mg/day versus placebo in approximately 1,700 CRPC patients who are chemotherapy-naive. The co-primary endpoints of this trial are progression-free survival and overall survival. We received a $10.0 million milestone payment from our partner Astellas for initiation of this trial, $1.0 million of which we paid to UCLA pursuant to the terms of our MDV3100 license agreement.

Planned Phase 2 Trials

We and our partner Astellas expect to initiate two new Phase 2 trials in earlier stage prostate cancer populations in the first half of 2011: a head-to-head study of MDV3100 against bicalutamide, the leading marketed anti-androgen drug, in advanced prostate cancer patients who have progressed despite treatment with an LHRH analog drug or following surgical castration; and a monotherapy study of MDV3100 in advanced prostate cancer patients who have not yet been treated with any hormonal therapy.

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

We and Astellas share the costs of developing and commercializing MDV3100 for the United States market on a 50%/50% basis, and we and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States in such proportions. Costs of clinical trials supporting development in both the United States and in either Europe or Japan, including the ongoing Phase 3 AFFIRM and PREVAIL trials and the two new Phase 2 trials we and our partner Astellas expect to initiate in the first half of 2011, are borne two-thirds by Astellas and one-third by us. Outside the United States, Astellas will bear all development and commercialization costs and will pay us tiered, double-digit royalties on the aggregate net sales of MDV3100.

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

Under the Astellas Collaboration Agreement, Astellas paid us a non-refundable, up-front cash payment of $110.0 million in November 2009. We are also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. We received a $10.0 million development milestone payment in the fourth quarter of 2010. We are required to share 10% of the up-front payment and any development milestone payments received under the Astellas Collaboration Agreement with UCLA pursuant to the terms of our MDV3100 license agreement. We paid 10% of the up-front and development milestone payments, or $11.0 million and $1.0 million, respectively, to UCLA in the fourth quarter of 2009 and the first quarter of 2011, respectively.

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

License Agreement with UCLA

Under an August 2005 license agreement with UCLA, and subsequent amendments to this agreement, our subsidiary Medivation Prostate Therapeutics, Inc. holds an exclusive worldwide license under several UCLA patents and patent applications related to our MDV300 series compounds. Under our collaboration agreement with Astellas, we granted Astellas a sublicense under the patent rights licensed to us by UCLA.

We are required to pay UCLA an annual maintenance fee, up to $5.5 million in aggregate milestone payments upon the achievement of certain development and regulatory milestone events, and 10% of any up-front and development milestone payments we receive from sublicensees. We are also required to pay UCLA a single-digit royalty on sales of products falling within the scope of the patent rights licensed from UCLA. UCLA may terminate the agreement if we do not meet a general obligation to diligently proceed with the development, manufacture, and sale of licensed products, or if we commit any other uncured material breach of the agreement. UCLA may also terminate the agreement if we fail to meet specific development, regulatory, and commercialization milestones by agreed-upon deadlines, which we may extend for a limited time period by paying an extension fee. We may terminate the agreement at any time upon advance written notice to UCLA. If neither party terminates the agreement early, the agreement will continue in force until the expiration of the last-to-expire licensed patent.

Our Dimebon Program

Dimebon (latrepirdine) is our investigational drug candidate in Phase 3 development for both Alzheimer’s disease and Huntington disease.

Alzheimer’s Disease

Alzheimer’s disease, the leading cause of dementia, is characterized by the progressive loss of memory, thinking and ability to perform activities of daily living (bathing, feeding, self-care, etc.), as well as significant behavioral disturbances (agitation, aggression, delusions, hallucinations, etc.). There is currently no cure. According to the Alzheimer’s Association and the American Health Assistance Foundation:

•	Alzheimer’s disease currently affects approximately 5.3 million people in the U.S., including as many as 13% of people aged 65 and older and approximately 50% of those aged 85 and older.

•	Worldwide, Alzheimer’s disease affects 26 million people, and that number is expected to reach 106 million by 2050.

•	There are approximately 454,000 new diagnoses of Alzheimer’s disease, and approximately 72,000 Alzheimer’s disease deaths, per year in the U.S.

•	Following initial diagnosis, patients live four to six years on average, but may live up to 20 years with the disease.

•	Total annual expenditures on Alzheimer’s disease in the U.S. exceed $172 billion annually.

There are only four commonly-used drugs that the FDA has approved for the treatment of Alzheimer’s disease. Although the precise mechanism of action of these four drugs is unknown, three of them are believed to inhibit cholinesterase, and one is believed to inhibit the N-methyl-D-asparatate, or NMDA, receptor. According to Datamonitor, the market for Alzheimer’s disease therapies in the G7 countries was approximately $4.7 billion in 2009. The market is in the process of becoming generic, with two of the four approved agents losing patent protection in 2008 and 2010 and already having generic equivalents, and the remaining two approved agents expected to lose patent protection and have generic equivalents by 2015.

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

There are no FDA-approved therapies to treat the cognitive impairment associated with Huntington disease. Everyone who carries at least one copy of the Huntington disease mutation and lives long enough will develop the disease. Symptoms generally begin between the ages of 30 and 45. The disease is invariably fatal and death usually occurs between 10 and 20 years after the onset of symptoms, making Huntington disease not only a devastating but also a protracted illness. According to the Hereditary Disease Foundation, in the United States alone approximately 30,000 patients currently suffer from Huntington disease, and an additional 150,000 are genetically at risk for developing it. The Huntington Disease Society of America estimates that the prevalence of Huntington disease in the U.S. population is approximately 1 in 10,000 persons.

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

We also believe, based on the results of laboratory experiments, that dimebon does not operate through the same mechanisms of action as the existing approved Alzheimer’s disease medicines—inhibition of cholinesterase or modulation of the NMDA receptor. These laboratory experiments demonstrated that dimebon inhibits acetylcholinesterase much less potently (2,900 fold) than donepezil, an approved Alzheimer’s drug that acts by inhibiting this enzyme. Dimebon binds to the NMDA receptor 200-fold less potently than memantine, an approved Alzheimer’s drug that acts by inhibiting this receptor. Preclinical studies published on-line in the Journal of Pharmacology and Experimental Therapeutics in March 2010 suggest that dimebon’s cognition enhancing effect in animals is not mediated by acetylcholinesterase or the NMDA receptor.

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

Study Designs

The Russian and CONNECTION Studies. Both the Russian Study and the CONNECTION study enrolled patients with mild-to-moderate Alzheimer’s disease. The inclusion and exclusion criteria in both studies were substantially identical, and were designed to mimic those used in the pivotal registration trials of the currently approved medicines for mild-to-moderate Alzheimer’s disease. In the Russian Study, patients were randomized to two treatment groups—one of which received dimebon 20 mg three times per day and the other of which received placebo. In the CONNECTION study, patients were randomized to three treatment groups—dimebon 20 mg three times per day, dimebon 5 mg three times per day, and placebo. Patients were not permitted to take any approved Alzheimer’s disease drugs during either trial.

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

In both studies, patients were treated for six months. Patients who completed the initial six months of treatment in the Russian Study were offered the opportunity to continue treatment for an additional six months on a blinded basis in the same treatment group to which they originally were randomized. Patients who completed the blinded treatment periods, twelve months in the case of the Russian Study and six months in the case of the CONNECTION study, were offered the opportunity to receive dimebon 20 mg three times a day on an open-label basis.

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

Ongoing Phase 3 CONCERT Trial

In November 2010, we completed enrollment of 1,003 patients in our Phase 3 CONCERT trial, a twelve-month randomized, double-blind, placebo-controlled trial of dimebon in patients with mild-to-moderate Alzheimer’s disease who are also taking donepezil, the leading approved Alzheimer’s disease medication. Patients were enrolled in the United States, Western Europe, Australia and New Zealand, and were randomized to receive dimebon 20 mg three times daily, dimebon 5 mg three times daily or placebo in addition to their donepezil. The Safety Study demonstrated that dimebon is well tolerated when given in combination with donepezil. The CONCERT trial is designed to evaluate the potential benefits of dimebon over a one-year period when added to treatment with donepezil, as compared to treatment with donepezil alone. The primary endpoints are the ADAS-cog and the ADCS-ADL. We expect to report top-line results from the CONCERT trial in the first half of 2012.

Completed Huntington Disease Clinical Trial

In 2008, we announced top-line results of a randomized, double-blind, placebo-controlled, three-month Phase 2 clinical trial of dimebon in 90 Huntington disease patients. The trial was conducted at 16 centers in the United States and the United Kingdom in collaboration with the Huntington Study Group, or HSG, a network of more than 250 experienced clinical trial investigators, coordinators and consultants from more than 60 academic and research institutions throughout the United States, Canada, Europe and Australia dedicated to clinical research of Huntington disease. The trial enrolled 90 patients with Huntington disease, with half randomized to dimebon 20 mg three times daily and the other half to placebo for a three-month dosing period. The primary endpoint of the trial was safety and tolerability. The secondary endpoint was efficacy, as measured by the MMSE, a cognition scale widely used by clinicians to assess patients with neurodegenerative diseases, the UHDRS, a composite assessment tool that evaluates the impact of Huntington disease on cognition, motor function, behavior, overall function and level of independence, and the ADAS-cog, a cognition scale generally used in Alzheimer’s disease clinical trials.

In this study, dimebon was well tolerated and significantly improved cognitive function in Huntington disease patients compared to those treated with a placebo as measured by the MMSE. The study met its primary endpoint of safety and tolerability; in addition, dimebon showed statistically significant benefit versus placebo in cognition as measured by the MMSE, a secondary endpoint in the study. After three months of treatment, the mean drug-placebo difference on the MMSE was 1.0 points (p=0.03). However, dimebon failed to show a statistically significant benefit over placebo in this study on two other cognitive endpoints—the cognitive component of the UHDRS and the ADAS-cog. Results of this study were published in March 2010 in Archives of Neurology.

Dimebon was well tolerated in this trial. Fewer patients reported adverse events in the dimebon group than in the placebo group (70% vs. 80%). Huntington disease patients treated with dimebon had fewer falls (9%), a common problem in this patient population that often results in injury and associated health care costs, than did patients on placebo (16%). The most common adverse event in the dimebon group was headache, which occurred in 19% of treated patients compared to 7% of placebo patients. Headaches were generally mild in severity. Dry mouth and depressed mood were similar in both treated and placebo groups (4% and 7%, respectively).

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

Ongoing Phase 3 HORIZON Trial

In February 2011 we completed patient dosing in our Phase 3 HORIZON trial, a six-month randomized, double-blind, placebo-controlled trial of dimebon in which we enrolled 403 Huntington disease patients. Patients were enrolled in the United States, Europe and Australia, and randomized to receive either dimebon 20 mg three times daily or placebo. The HORIZON trial is designed to assess the potential benefits of dimebon on patients’ cognition and global function. The primary endpoints are the MMSE and the CIBIC-plus. Based on the subgroup analysis from our Phase 2 trial, we enrolled only patients with MMSE scores of 26 or lower (i.e., those with clear cognitive impairment) in the HORIZON trial in an effort to enhance the chances of a positive outcome. We expect to report top-line results from the HORIZON trial in the first half of 2011.

Regulatory Interactions

The FDA informed us in January 2008 that the Russian Study and the CONNECTION trial could be used as the two pivotal studies required to support the approval of dimebon to treat mild-to-moderate Alzheimer’s disease, as long as a significant portion of the sites in the CONNECTION trial were located in the United States. Given the failure of the CONNECTION trial, we now propose to rely on the Russian Study and the CONCERT trial as our two pivotal studies in support of registration for mild-to-moderate Alzheimer’s disease. In June 2010, we presented the CONNECTION results and our proposed post-CONNECTION development plans to the FDA, and asked whether that combination of studies would be acceptable to support approval of dimebon to treat mild-to-moderate Alzheimer’s disease. The FDA answered this question in the affirmative, provided that the results of the CONCERT trial are robustly positive. We have not presented the CONNECTION data and our proposed post-CONNECTION development plans to the regulatory authorities in any other country, and any or all of such other regulatory authorities may give a different answer than did the FDA. Such other regulatory authorities may, for example, require one or more additional Phase 3 trials to approve dimebon in mild-to-moderate Alzheimer’s disease even if the results of the ongoing CONCERT trial are positive. Furthermore, the FDA may decline to approve dimebon for mild-to-moderate Alzheimer’s disease even if the data from the CONCERT trial are positive, if the FDA does not consider the CONCERT data to be robustly positive or for other reasons, and may require us to conduct one or more additional Phase 3 trials to support approval. If this or any other negative regulatory development were to occur, it may not be feasible for us to continue the development of dimebon for Alzheimer’s disease. Furthermore, even if we are able to obtain regulatory approval for mild-to-moderate Alzheimer’s disease based on the Russian Study and the CONCERT study, that approval would not include severe Alzheimer’s disease, which would decrease the size of the potential market opportunity for dimebon, as may the negative results of the CONNECTION trial. Furthermore, because of the negative CONNECTION data the FDA and other regulatory agencies may decline to approve dimebon for the treatment of Huntington disease even if the ongoing HORIZON trial is positive, and may require an additional Phase 3 trial in Huntington disease as a condition for approval. If we and Pfizer (or either of us individually) determines that clinical development of dimebon should be further curtailed or abandoned as a result of any such negative regulatory development or otherwise, our potential future milestone payments and potential future revenues from the potential commercialization of dimebon would be reduced or eliminated.

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

Under the Pfizer Collaboration Agreement, Pfizer paid us an up-front cash payment of $225.0 million in the fourth quarter of 2008. We are also eligible to receive payments of up to $500.0 million upon the attainment of development and regulatory milestones plus additional milestone payments upon the achievement of certain net sales levels for the product. We and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share, and we and Pfizer will share profits (or losses) resulting from the commercialization of dimebon in the United States in such proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay us tiered royalties on the aggregate net sales of dimebon.

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

Intellectual Property

As of December 31, 2010, we owned issued patents in the United States and Europe claiming the use of dimebon and certain related compounds to treat neurodegenerative diseases (plus issued foreign counterpart patents in Canada and Hong Kong), and an issued patent in the United States claiming the use of dimebon to treat Alzheimer’s disease (plus issued foreign counterpart patents in Canada and Hong Kong). The U.S. and European patents expire in October 2016. However, if we succeed in receiving regulatory approval to sell dimebon, under current laws our U.S. and European patent protection for dimebon for the first approved indication may be eligible for extension for up to five additional years. We also own multiple pending patent applications claiming, among other things, the use of dimebon to treat Huntington disease and other indications, and numerous novel dimebon-related molecules. We own all of the above dimebon intellectual property and have full control over prosecution and enforcement against potential infringers, subject to the terms of our collaboration agreement with Pfizer in the case of intellectual property we have sublicensed to Pfizer. In addition, we have an exclusive license to issued patents in the United States and Japan and multiple pending patent applications covering the MDV300 series compounds, including our lead development candidate MDV3100, and their uses in the treatment and prevention of disease. We intend to prosecute our owned intellectual property, and request that our licensors prosecute our licensed intellectual property, in the United States, Europe and other jurisdictions that we deem appropriate.

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

Government Regulation and Product Approvals

The clinical development, manufacturing and marketing of our products are subject to regulation by various authorities in the U.S., the E.U. and other countries, including, in the U.S., the FDA, and, in the E.U., the European Medicines Agency, or EMA. The Federal Food, Drug, and Cosmetic Act and the Public Health Service Act in the U.S., and numerous directives, regulations, local laws, and guidelines in the E.U. govern testing, manufacture, safety, efficacy, labeling, storage, distribution, record keeping, approval, advertising and promotion of our products. Product development and approval within these regulatory frameworks takes a number of years, is uncertain and involves the expenditure of substantial resources.

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

In the U.S., specific preclinical data, chemical data and a proposed clinical study protocol must be submitted to the FDA as part of an Investigational New Drug application, or IND, which, unless the FDA objects, will become effective 30 days following receipt by the FDA. The regulatory authorities in the E.U. typically have between one and three months in which to raise any objections to the proposed clinical trial, and they often have the right to extend this review period at their discretion. Authorities may require additional data before allowing clinical trials during any phase of development to commence and could demand discontinuation of studies at any time if there are significant safety issues.

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

Information generated in the drug development process is susceptible to varying interpretations that could delay, limit, or prevent further development or regulatory approval at any stage of the approval process. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. There can be no assurance that if clinical trials are completed, either we or our collaborative partners will submit applications for required authorizations to manufacture or market potential products or that any such application will be reviewed and approved by appropriate regulatory authorities in a timely manner, if at all.

In order to gain marketing approval, we must submit an application to the relevant authority for review, which is known in the U.S. as an NDA and in the E.U. as a marketing authorization application, or MAA. The format is usually specified by each authority, although in general it will include information on the quality, chemistry, manufacturing and pharmaceutical aspects of the product and non-clinical and clinical data. The FDA undertakes such reviews for the U.S. In the E.U., there is, for many products, a choice of two different authorization routes: centralized and decentralized. Under the centralized route, one marketing authorization is granted for the entire E.U., while under the decentralized route a series of national marketing authorizations are granted. In the centralized system, applications are reviewed by members of the Committee for Medicinal Products for Human Use, on behalf of the EMA. The EMA will, based upon the review of the Committee for Medicinal Products for Human Use, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, we can choose to use the decentralized route, in which case the application will be reviewed by each member state’s regulatory agency. If the regulatory agency grants the authorization, other member states’ regulatory authorities are asked to “mutually recognize” the authorization granted by the first member state’s regulatory agency.

Approval by regulatory authorities can take several months to several years or be denied. The approval process can be affected by a number of factors. Additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. Regulatory authorities may conduct inspections of relevant facilities and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further, inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor adverse effects, other additional studies or, in the United States, Risk Evaluation and Mitigation Strategies that impact labeling and distribution of the drug, each as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect product marketability.

Competition

The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, in 2010 a new second-line chemotherapy drug cabazitaxel, received marketing approval in the post-chemotherapy CRPC patient population we are studying in our ongoing Phase 3 AFFIRM trial of MDV3100, and a new prostate cancer vaccine, sipuleucel-T, received marketing approval covering both the post-chemotherapy CRPC population we are studying in our Phase 3 AFFIRM trial and the chemotherapy-naïve CRPC population we are studying in our Phase 3 PREVAIL trial. In addition, a novel hormonal drug, abiraterone acetate, is expected to be approved in the post-chemotherapy CRPC population this year, and has already completed enrollment in a Phase 3 trial in the chemotherapy-naïve CRPC population. Several other drugs are also in advanced clinical development in both populations. In Alzheimer’s disease, there are four currently marketed drugs, two of which already have generic equivalents and the remaining two of which are expected to have generic equivalents by 2015. These drugs are all dosed once or twice per day, while dimebon dosing is three times daily in all of our completed and ongoing Alzheimer’s disease and Huntington disease clinical trials. This difference in dosing regimen may make dimebon less competitive than alternative drugs if dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, the past and expected future loss of patent protection on the approved Alzheimer’s disease drugs has and is likely to continue to significantly reduce the commercial pricing of those approved drugs, which puts significant competitive pressure on the prices we or our potential partners could charge for dimebon should it ever be approved. Companies currently marketing, or expected to be marketing in the near future, products that will compete directly with any of our investigational drugs that may receive marketing approval include some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson, sanofi-aventis and Forest Laboratories. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and advanced prostate cancer, including compounds already in Phase 3 clinical trials. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. Even if dimebon were ever to receive marketing approval, the negative data from the CONNECTION trial could be included in the product label, which could make dimebon less attractive to physicians and patients than other products that are currently, or that in the future may be, approved for Alzheimer’s disease, which could limit potential sales of dimebon. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we, Pfizer, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

Research and Development Expenses

A significant portion of our operating expenses is related to research and development, and we intend to maintain our strong commitment to research and development. For the years ended December 31, 2010, 2009 and 2008, we recorded $72.2 million, $87.7 million and $54.9 million, respectively, in research and development expenses. Research and development expenses represented 76%, 75% and 72% of total operating expenses in the years ended December 31, 2010, 2009 and 2008, respectively. More information regarding our research and development expenses can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report on Form 10-K.

Manufacturing

Our business strategy is to use current good manufacturing practices, or cGMP, compliant contract manufacturers for manufacture of clinical supplies as well as for commercial supplies if required by our commercialization plans, and to transfer manufacturing responsibility to our corporate partners when possible.

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

The MDV3100 being used in our ongoing Phase 1-2 clinical trial in CRPC and in our ongoing Phase 3 AFFIRM and PREVAIL trials was manufactured by cGMP-compliant contract manufacturers. Pursuant to our collaboration agreement, Astellas has agreed to assume commercial manufacturing responsibility for MDV3100, after we complete transfer of those responsibilities to Astellas. Commercial manufacturing processes for MDV3100 have not yet been validated. Based on currently available information, we believe that MDV3100 drug product can be manufactured at commercial scale on a cost-effective basis. However, we caution you that this is a forward-looking statement and that we cannot guarantee that we will be able to complete this work on a timely basis or at all.

Employees

As of December 31, 2010, we had 92 employees.

Available Information

Our website address is www.medivation.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We file or furnish electronically with the SEC our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. You may also read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed our operations primarily through the sale of our debt and equity securities, and from up-front, milestone and cost-sharing payments received pursuant to our collaboration agreements with Pfizer and Astellas. As of December 31, 2010 we had cash, cash equivalents and short-term investments of $207.8 million available to fund operations. Based upon our current expectations, we believe our capital resources at December 31, 2010 will be sufficient to fund our currently planned operations beyond the end of 2012, regardless of whether Pfizer elects to terminate our collaboration agreement. This estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash reserves earlier than we currently anticipate. Our future capital requirements will depend on many factors, including without limitation:

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our corporate partners’ preclinical and clinical trials;

•

whether we experience delays in our preclinical and clinical development programs, including potential delays in recruiting, or inability to recruit, patients into our ongoing PREVAIL trial of MDV3100 in chemotherapy-naïve CRPC as a result of the availability of abiraterone acetate or other investigational and approved prostate cancer therapies, or slower than anticipated product development;

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

•	whether we elect to exercise our co-promotion rights for either MDV3100 or dimebon, should either of those drugs receive marketing approval in the United States;

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

Our business strategy depends on our ability to identify and acquire additional product candidates which we may never acquire or identify for reasons that may not be in our control, or are otherwise unforeseen or unforeseeable to us. A key component of our business strategy is to diversify our product development risk by identifying and acquiring new product opportunities for development. However, we may not be able to identify promising new technologies. In addition, the competition to acquire promising biomedical technologies is fierce, and many of our competitors are large, multinational pharmaceutical, biotechnology and medical device companies with considerably more financial, development and commercialization resources and experience than we have. Thus, even if we succeed in identifying promising technologies, we may not be able to acquire rights to them on acceptable terms or at all. If we are unable to identify and acquire new technologies, we will be unable to diversify our product risk. We believe that any such failure would have a significant negative impact on our prospects because the risk of failure of any particular development program in the pharmaceutical industry, including our ongoing dimebon and MDV3100 development programs, is high.

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

Because our ongoing Phase 3 AFFIRM and PREVAIL trials of MDV3100 both have overall survival as a primary endpoint, the availability of approved and/or experimental agents that prolong survival, including the approved chemotherapy agents docetaxel and cabazitaxel, the approved prostate cancer vaccine sipuleucel-T, and the experimental hormonal agent abiraterone acetate, may make it more difficult for our AFFIRM and PREVAIL trials to succeed or may prevent them from succeeding, and could reduce the magnitude of any potential survival benefit that MDV3100 may demonstrate in either such trial even if such trial does succeed. Our ongoing Phase 3 AFFIRM and PREVAIL trials in CRPC are attempting to demonstrate a statistically significant difference in survival between drug-treated and placebo-treated patients. Overall survival is the sole primary endpoint in our ongoing AFFIRM trial, and a co-primary endpoint, together with progression-free survival, in our ongoing PREVAIL trial. Patients participating in our AFFIRM and PREVAIL trials may elect to leave our trials and switch to alternative treatments that are available to them, either commercially or on an expanded access basis, such as docetaxel, cabazitaxel, sipuleucel-T and abiraterone acetate. Each of these alternative treatments has demonstrated statistically significant survival benefits of between two and a half and four months in CRPC patients. Docetaxel, cabazitaxel and sipuleucel-T are all commercially available, abiraterone acetate is available under an expanded access program and we expect abiraterone acetate to become commercially available in 2011 because marketing applications for that agent were filed in December 2010. The survival of any patients who leave our AFFIRM or PREVAIL trials to take an alternative treatment will continue to be included in the analysis of our trials. Any survival benefit conferred by these alternative treatments may have a negative impact on the results of our AFFIRM and PREVAIL trials, particularly in the case of patients who were randomized to placebo in our AFFIRM and PREVAIL trials. One third of the patients in our AFFIRM trial, and half the patients in our PREVAIL trial, were randomized to placebo. Patients in our AFFIRM and PREVAIL trials are free to leave our trials at any time, and are free to take any alternative treatment once they have left our trials. We have no ability to control or influence either of these decisions. Use of other alternative life-prolonging treatments by patients leaving our AFFIRM and PREVAIL trials could make it more difficult for these trials to succeed, could prevent them from succeeding, and could reduce any potential survival benefit that may be shown in these trials even if they do succeed. Failure of either our AFFIRM or PREVAIL trials could have significant negative effects on us, including preventing us from obtaining marketing approval in the patient populations being studied in those trials, being required to conduct additional trials, or causing our partner Astellas to elect to terminate our collaboration agreement. Even if our AFFIRM or PREVAIL trials succeed, any negative impact on the survival benefit shown in those trials could reduce or eliminate MDV3100’s ability to compete effectively with other treatments that have shown longer survival benefits.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process, could be made more difficult or rendered impossible by multiple factors outside our control, including the availability of competing treatments or clinical trials of competing drugs for the same indication and the results of other studies of our product candidates in the same or other indications, and could result in significant delays, cost overruns, or both, in our product development activities, or in the failure of such activities. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. For example, there are multiple ongoing Phase 3 trials competing with our ongoing PREVAIL trial to recruit CRPC patients who are chemotherapy-naïve, including ongoing Phase 3 trials of abiraterone acetate and of a separate investigational agent from Takeda Pharmaceuticals that operates by the same molecular mechanism of action as abiraterone acetate. Furthermore, because patients in our PREVAIL trial have a chance of being randomized to placebo, the availability of competing treatments may make it more difficult, or impossible, to complete enrollment in the PREVAIL trial. Such competing treatments include the approved chemotherapy agents cabizitaxel and docetaxel, and the approved prostate cancer vaccine sipuleucel-T, all of which have been shown to prolong overall survival in CRPC patients. In addition, abiraterone acetate, an investigational hormonal drug that also has been shown to prolong overall survival in CRPC patients, is presently available under expanded access programs in both the United States and Europe. Marketing applications for abiraterone acetate were submitted in December 2010 in both the United States and Europe, and we expect those applications to be approved in 2011. Furthermore, any negative results we may report in clinical trials of any of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical studies of that same product candidate. For example, should our Phase 3 HORIZON trial of dimebon in Huntington disease be negative, this could cause patients participating in our ongoing Phase 3 CONCERT trial of dimebon in Alzheimer’s disease to leave our trial and prevent us from completing the CONCERT trial. Similarly, should our Phase 3 AFFIRM trial of MDV3100 in post-chemotherapy CRPC fail or produce insufficiently positive results, this could make patient recruitment and retention in our subsequent MDV3100 trials, including our ongoing Phase 3 PREVAIL trial in chemotherapy-naïve CRPC and the two additional Phase 2 trials of MDV3100 that we and our partner Astellas plan to initiate in the first half of 2011, difficult or impossible. Delays or failures in planned patient enrollment and/or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop dimebon, MDV3100 or any other product candidates, or could render further development impossible.

Positive results in the Russian Study were not predictive of results in the CONNECTION study, which was designed as a confirmatory study, and positive results seen in any of our other clinical trials, including our Phase 2 clinical trial of dimebon in Huntington disease and our Phase 1-2 clinical trial of MDV3100 in CRPC, may not be predictive of results of our ongoing and potential future clinical trials. The CONNECTION study was designed expressly to replicate the positive results seen in the Russian Study, but failed to do so. As evidenced by this example, even where we achieve positive results in clinical trials, subsequent clinical trials may fail, even if those subsequent trials are designed very similarly to their predecessors. Accordingly, despite the positive results seen in our Phase 2 clinical trial of dimebon in Huntington disease, our ongoing Phase 3 HORIZON trial of dimebon in Huntington disease may fail, and despite the positive results seen to date in our Phase 1-2 trial of MDV3100 in CRPC, our ongoing Phase 3 AFFIRM trial of MDV3100 in post-chemotherapy CRPC, our ongoing Phase 3 PREVAIL trial in chemotherapy-naïve CRPC, and any other of our planned studies of MDV3100 may fail. In addition, despite the positive results seen in our Russian Study, our ongoing Phase 3 CONCERT trial may fail. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing.

Given the negative results in the CONNECTION trial, our revised dimebon clinical development plan, even if completed successfully, may be inadequate to obtain approval in mild-to-moderate Alzheimer’s disease. The FDA informed us in January 2008 that the Russian Study and the CONNECTION trial could be used as the two pivotal studies required to support the approval of dimebon to treat mild-to-moderate Alzheimer’s disease, as long as a significant portion of the sites in the CONNECTION trial were located in the United States. Given the failure of the CONNECTION trial, we now propose to rely on the Russian Study and the CONCERT trial as our two pivotal studies in support of registration for mild-to-moderate Alzheimer’s disease. In June 2010, we presented the CONNECTION results and our proposed post-CONNECTION development plans to the FDA, and asked whether that combination of studies would be acceptable to support approval of dimebon to treat mild-to-moderate Alzheimer’s disease. The FDA answered this question in the affirmative, provided that the results of the CONCERT trial are robustly positive. We have not presented the CONNECTION data and our proposed post-CONNECTION development plans to the regulatory authorities in any other country, and any or all of such other regulatory authorities may give a different answer than did the FDA. Such other regulatory authorities may, for example, require one or more additional Phase 3 trials to approve dimebon in mild-to-moderate Alzheimer’s disease even if the results of the ongoing CONCERT trial are positive. Furthermore, the FDA may decline to approve dimebon for mild-to-moderate Alzheimer’s disease even if the data from the CONCERT trial are positive if the FDA does not consider the CONCERT data to be robustly positive or for other reasons, and may require us to conduct one or more additional Phase 3 trials to support approval for this reason or other reasons. If this or any other negative regulatory development were to occur, it may not be feasible for us to continue the development of dimebon for Alzheimer’s disease. Furthermore, even if we are able to obtain regulatory approval for mild-to-moderate Alzheimer’s disease based on the Russian Study and the CONCERT study, that approval would not include severe Alzheimer’s disease, which would decrease the size of the potential market opportunity for dimebon, as may the negative results of the CONNECTION trial. If we and Pfizer (or either of us individually) determines that clinical development of dimebon should be further curtailed or abandoned as a result of any such negative regulatory development or otherwise, our potential future milestone payments and potential future revenues from the potential commercialization of dimebon would be reduced or eliminated.

We are dependent upon our collaborative relationships with Pfizer and Astellas to further develop, manufacture and commercialize dimebon and MDV3100, respectively. There may be circumstances that delay or prevent Pfizer’s or Astellas’ ability to develop, manufacture and commercialize dimebon or MDV3100, respectively, or that result in Pfizer or Astellas terminating our agreements with each of them. In September 2008, we announced that we had entered into a collaboration agreement with Pfizer for the development, manufacture and commercialization of dimebon to treat Alzheimer’s disease and Huntington disease. Under the agreement, Pfizer is responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States and is responsible globally for all manufacture of product for both clinical and commercial purposes. In the United States, we and Pfizer are responsible for jointly developing and commercializing dimebon, and we share the costs, profits and losses on a 60%/40% basis, with Pfizer assuming the larger share. Under the terms of the agreement, Pfizer has the unilateral right to terminate the agreement at any time based on the negative results of the CONNECTION trial. In October 2009, we announced that we had entered into a collaboration agreement with Astellas for the development, manufacture and commercialization of MDV3100 to treat prostate cancer. Under the agreement, Astellas is responsible for developing, seeking regulatory approval for, and commercializing MDV3100 outside the United States and, following a transition period, is responsible globally for all manufacture of product for both clinical and commercial purposes. We and Astellas are jointly responsible for developing, seeking regulatory approval for, and commercializing MDV3100 in the United States. We and Astellas share equally the costs, profits and losses arising from development and commercialization of MDV3100 in the United States. For clinical trials useful both in the United States and in Europe or Japan, including the ongoing Phase 3 AFFIRM and PREVAIL trials and the additional planned Phase 2 trials that we and Astellas expect to initiate in the first half of 2011, we will be responsible for one-third of the total costs and Astellas will be responsible for the remaining two-thirds.

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

We are dependent on Pfizer and Astellas to manufacture clinical and commercial requirements of dimebon and MDV3100, respectively, which could result in the delay of clinical trials or regulatory approval or lost sales. Under both of our agreements with each of Pfizer and Astellas, after a transition period, Pfizer and Astellas have the primary right and responsibility to manufacture and/or manage the supply of dimebon and MDV3100, respectively, for clinical trials and all commercial requirements. We transitioned substantially all of the manufacturing obligations for dimebon to Pfizer in 2009, and are in the process of transitioning the manufacturing obligations for MDV3100 to Astellas. Consequently, we are, and expect to remain, dependent on Pfizer and Astellas to supply dimebon and MDV3100, respectively. In the event that Pfizer terminates the dimebon collaboration, at our request it will supply us with dimebon for clinical and commercial use for a reasonable period of time not to exceed 18 months following its notice of termination, on terms to be negotiated by the parties in good faith. Pfizer or Astellas may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance, and shortage of qualified personnel. Pfizer or Astellas may not perform as agreed or may default in their obligations to supply clinical trial supplies and/or commercial product. Pfizer or Astellas may fail to deliver the required quantities of our products or product candidates on a timely basis. Any such failure by Pfizer or Astellas could delay our future clinical trials and our applications for regulatory approval, or, if approved for commercial sale, could impair our ability to meet the market demand for dimebon or MDV3100, respectively, and therefore result in decreased sales. If Pfizer or Astellas does not adequately perform, we may be forced to incur additional expenses, delays, or both, to arrange or take responsibility for other third parties to manufacture products on our behalf, as we do not have any internal manufacturing capabilities.

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

Our industry is highly regulated by the FDA and comparable foreign regulatory agencies. We must comply with extensive, strictly enforced regulatory requirements in order to develop and obtain marketing approval for any of our product candidates. Before we, Pfizer, Astellas or any potential future partners can obtain regulatory approval for the sale of our product candidates, our product candidates must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. The preclinical and clinical trials of any product candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. We are required to obtain and maintain an effective investigational new drug application to commence human clinical trials in the United States and must obtain and maintain additional regulatory approvals before proceeding to successive phases of our clinical trials. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or medical device and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed or halted due to any of the following:

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

In addition, information generated during the clinical trial process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the approval process. Failure to demonstrate adequately the quality, safety and efficacy of any of our product candidates would delay or prevent regulatory approval of the applicable product candidate. There can be no assurance that if clinical trials are completed, either we or our collaborative partners will submit applications for required authorizations to manufacture or market potential products or that any such application will be reviewed and approved by appropriate regulatory authorities in a timely manner, if at all.

If our product candidates cannot be manufactured in a cost-effective manner and in compliance with cGMP and other applicable regulatory standards, they will not be commercially successful. All pharmaceutical and medical device products in the United States, Europe and other countries must be manufactured in strict compliance with cGMP and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We face the risk that our contract manufacturers may have interruptions in raw material supplies, be unable to comply with strictly enforced regulatory requirements, or for other reasons beyond their or our control, be unable to complete their manufacturing responsibilities on time, on budget, or at all. Under our collaboration agreements with Pfizer and Astellas, Pfizer and Astellas are responsible for all manufacture of dimebon and MDV3100, respectively, for commercial purposes, but we cannot guarantee that either Pfizer or Astellas will be able to supply dimebon or MDV3100, respectively, in a timely manner or at all. Furthermore, commercial manufacturing processes have not yet been validated for either dimebon or MDV3100. In the event that Pfizer elects to terminate our dimebon collaboration agreement, following a period of transition assistance from Pfizer, we will be responsible for manufacturing dimebon or finding a different third party to manufacture dimebon and neither we nor any other third party have experience manufacturing dimebon at commercial scale under cGMP-compliant conditions. We thus cannot guarantee that commercial-scale cGMP manufacture of dimebon and/or MDV3100 will be possible, on a cost-effective basis or at all, which would materially and adversely affect the value of these programs.

Any of our product development candidates that receive marketing approval will face significant competition from other approved products, including generic products and products with more convenient dosing regimens, and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, in 2010 a new second-line chemotherapy drug, cabazitaxel, received marketing approval in the post-chemotherapy CRPC patient population we are studying in our ongoing Phase 3 AFFIRM trial of MDV3100, and a new prostate cancer vaccine, sipuleucel-T, received marketing approval covering both the post-chemotherapy CRPC population we are studying in our Phase 3 AFFIRM trial and the chemotherapy-naïve CRPC population we are studying in our Phase 3 PREVAIL trial. In addition, a novel hormonal drug, abiraterone acetate, is expected to be approved in the post-chemotherapy CRPC population this year, and has already completed enrollment in a Phase 3 trial in the chemotherapy-naïve CRPC population. Several other drugs are also in advanced clinical development in both populations. In Alzheimer’s disease, there are four currently marketed drugs, two of which already have generic equivalents and the remaining two of which are expected to have generic equivalents by 2015. These drugs are all dosed once or twice per day, while dimebon dosing is three times daily in all of our completed and ongoing Alzheimer’s disease and Huntington disease clinical trials. This difference in dosing regimen may make dimebon less competitive than alternative drugs if dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, the past and expected future loss of patent protection on the approved Alzheimer’s disease drugs has and is likely to continue to significantly reduce the commercial pricing of those approved drugs, which puts significant competitive pressure on the prices we or our potential partners could charge for dimebon should it ever be approved. Companies currently marketing, or expected to be marketing in the near future, products that will compete directly with any of our investigational drugs that may receive marketing approval include some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson, sanofi-aventis and Forest Laboratories. There are also dozens of additional small molecule and recombinant protein candidates in development targeting the clinical indications we are pursuing, particularly Alzheimer’s disease and advanced prostate cancer, including compounds already in Phase 3 clinical trials. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. Even if dimebon were ever to receive marketing approval, the negative data from the CONNECTION trial could be included in the product label, which could make dimebon less attractive to physicians and patients than other products that are currently, or that in the future may be, approved for Alzheimer’s disease, which could limit potential sales of dimebon. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we, Pfizer, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

Any of our product candidates that is eventually approved for sale may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors. Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the United States. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services and many of those countries have nationalized health care systems in which the government pays for all such products and services and must approve product pricing. Even if approved by the FDA and foreign regulatory agencies, our product candidates are unlikely to achieve commercial success unless they are covered widely by third-party payors and reimbursed at a rate that generates an acceptable commercial return for us and any collaborative partner. It is increasingly difficult to obtain coverage and acceptable reimbursement levels from third-party payors and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process. Moreover, comprehensive health care reform legislation was recently enacted in the United States that substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The new legislation contains a number of provisions that are expected to impact our business and operations, including those relating to the increased use of comparative effectiveness research on health care products, changes to enrollment in federal healthcare programs, reimbursement changes and fraud and abuse provisions, all of which will impact existing government health care programs and will result in the development of new programs. Many of the details regarding the implementation of this legislation have yet to be determined and implementation may ultimately adversely affect our business. Further, we expect that there will continue to be a number of federal and state proposals to implement government controls over drug product pricing. We are currently unable to predict what additional legislation or regulations, if any, relating to the pharmaceutical industry or third-party payor coverage and reimbursement may be enacted in the future, or what effect the recently enacted federal health care reform legislation or any such additional legislation or regulation will or would have on our business. In addition, we would face competition in such negotiations from other approved drugs against which we compete, which may include other approved drugs marketed by Pfizer or Astellas, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage with respect to the individual payors than we may have. The competition for coverage and reimbursement level with individual payors will be particularly intense for dimebon, if approved to treat Alzheimer’s disease, because two of the four currently marketed Alzheimer’s disease drugs have already lost patent protection and the other two are expected to do so prior to, or shortly following, dimebon’s potential commercial launch. Drugs available at generic price levels are generally more attractive to individual payors than branded price drugs. Our commercial prospects would be further weakened if payors approved coverage for our product candidates only as second- or later-line treatments, or if they placed any of our product candidates in tiers requiring unacceptably high patient co-payments. Failure to achieve acceptable coverage and reimbursement levels could materially harm our or our partner’s ability to successfully market our product candidates.

We may be subject to product liability or other litigation, which could result in an inefficient allocation of our critical resources, delay the implementation of our business strategy and, if successful, materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby. Our business exposes us to the risk of product liability claims that is inherent in the development of pharmaceutical products. If any of our product candidates harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, corporate partners or others. We have product liability insurance covering our ongoing clinical trials, but do not have insurance for any of our other development activities. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by any of our product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Any litigation to which we are subject, including the purported securities class action lawsuits described in the section entitled “Legal Proceedings” under Part I, Item 3 of this Annual Report on Form 10-K, could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

Risks Related to Intellectual Property

Intellectual property protection for our product candidates is crucial to our business, and is subject to a significant degree of legal risk, particularly in the life sciences industry. The success of our business will depend in part on our ability to obtain and maintain intellectual property protection—primarily patent protection—of our technologies and product candidates, as well as successfully defending these patents against third-party challenges. We and our collaborators will only be able to protect our technologies and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us or our potential future collaborators to gain or keep our competitive advantage.

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

Our existing and any future patent rights may not adequately protect any of our product candidates, which could prevent us from ever generating any revenues or profits. We cannot guarantee that any of our pending or future patent applications will mature into issued patents, or that any of our current or future issued patents will adequately protect our product candidates from competitors. For example, there is a large body of prior art, including multiple issued patents and published patent applications, disclosing molecules in the same chemical class as our licensed MDV300 series compounds. Since our licensed MDV300 series compounds include approximately 170 specific molecules, we expect that some members of this series may not be patentable in light of this prior art, or may infringe the claims of patents presently issued or issued in the future. Furthermore, we cannot guarantee that any of our present or future issued patents will not be challenged by third parties, or that they will withstand any such challenge. If we are not able to obtain adequate protection for, or defend, the intellectual property position of our technologies and product candidates, then we may not be able to attract collaborators to acquire or partner our development programs. Further, even if we can obtain protection for and defend the intellectual property position of our technologies and product candidates, we or any of our potential future collaborators still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we and our potential future collaborators may not generate any revenues or profits from our product candidates or our revenue or profits would be significantly decreased.

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

In the future, we may be a party to litigation to protect our intellectual property or to defend our activities in response to alleged infringement of a third party’s intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation, or a narrowing of the scope, of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to litigate and resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	discontinue our products that use or are covered by the challenged intellectual property; or

•	obtain from the owner of the allegedly infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all.

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

We rely on license agreements for certain aspects of our product candidates and technology. We may in the future need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated. We have entered into agreements with third-party commercial and academic institutions to license intellectual property rights and technology for use in our product candidates. For example, we have a license agreement with UCLA pursuant to which we were granted exclusive worldwide rights to certain UCLA patents related to our MDV300 series compounds. Some of these license agreements, including our license agreement with UCLA, contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our product candidates, including MDV3100.

From time to time we may be required to license technology from additional third parties to develop our existing and future product candidates. For example, in our industry there are a large number of issued patents and published patent applications with claims to treating diseases generically through use of any product that produces one or more biological activities, such as inhibiting a specific biological target. We are aware of several such issued patents relating to Alzheimer’s disease and expect to continue to encounter such patents relating to other diseases targeted by our present and future product candidates. We have not conducted experiments to analyze whether, and we have no evidence that, any of our product candidates produce the specific biological activities covered in any of the issued patents or published patent applications of which we are presently aware. We have not sought to acquire licenses to any such patents. In addition, the commercial scale manufacturing processes that we are developing for our product candidates may require licenses to third-party technology. Should we be required to obtain licenses to any third-party technology, including any such patents based on biological activities or required to manufacture our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop any of our product candidates could cause us to abandon any related development efforts, which could seriously harm our business and operations.

We may become involved in disputes with Pfizer, Astellas or any potential future collaborators over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant impact on our business. Inventions discovered under research, material transfer or other such collaborative agreements, including our collaboration agreements with Pfizer and Astellas, may become jointly owned by us and the other party to such agreements in some cases and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and scientific advisors generally have contractual rights to publish our data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.

Trade secrets may not provide adequate protection for our business and technology. We also rely on trade secrets to protect our technology, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our or any potential collaborators’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods or know-how, it will be more difficult or impossible for us to enforce our rights and our business could be harmed.

Risks Related to Ownership of Our Common Stock

We have been named as a defendant in three purported securities class action lawsuits. These lawsuits could result in substantial damages and may divert management’s time and attention from our business and operations. On March 9, 2010, the first of three purported securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Exchange Act in connection with allegedly false and misleading statements made by us related to dimebon. The plaintiffs allege, among other things, that we disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease, making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs purport to seek damages, an award of its costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between July 17, 2008 and March 2, 2010. On September 17, 2010, the court entered an order consolidating the actions and setting a discovery and briefing schedule for issues related to appointment of a lead plaintiff. At the end of December 2010, plaintiffs submitted a briefing on the issues related to appointment of a lead plaintiff. Following the court’s consideration of this briefing, an order appointing a lead plaintiff will be entered. Once a lead plaintiff is appointed, the plaintiffs will have 30 days to file their consolidated, amended complaint.

Our management believes that we have meritorious defenses and intends to defend these lawsuits vigorously. However, these lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of these suits and we may not prevail. Monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation and, although we believe the company is entitled to coverage under the relevant insurance policies, subject to a $350,000 retention, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.

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

•

the progress and success of preclinical studies and clinical trials of our product candidates conducted by us, Pfizer, Astellas or any future collaborative partners or licensees, if any, including any delays in enrolling a sufficient number of patients to complete clinical trials of our product candidates;

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

Provisions of our charter documents, our stockholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if the offer may be considered beneficial by our stockholders. Provisions of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay, deter or prevent a change in control. The anti-takeover provisions of the Delaware General Corporation Law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Specifically, Section 203 of the Delaware General Corporation Law, unless its application has been waived, provides certain default anti-takeover protections in connection with transactions between us and an “interested stockholder.” Generally, Section 203 prohibits stockholders who, alone or together with their affiliates and associates, own more than 15% of the subject company from engaging in certain business combinations for a period of three years following the date that the stockholder became an interested stockholder of such subject company without approval of the board or the vote of two-thirds of the shares held by the independent stockholders. Our board of directors has also adopted a stockholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. Additionally, provisions of our amended and restated certificate of incorporation and bylaws could deter, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders, including without limitation, the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

For the conduct of our operations, we lease approximately 34,000 square feet of office space located at 201 Spear Street, San Francisco, California 94105 pursuant to leases that expire in July 2012 and May 2013. In November 2009 we signed a lease for approximately 64,000 square feet of office space located at 345 Spear Street, San Francisco, California 94105. Because of the negative CONNECTION trial results, we terminated the 345 Spear Street lease in March 2010, and paid a $1.5 million termination fee to the landlord. We also lease 5,700 square feet of office space located at 55 Hawthorne Street, San Francisco, California 94105, our former office location. We have sub-leased the Hawthorne Street space to a third party through April 2011, when our lease expires.

Item 3.	Legal Proceedings.

On March 9, 2010, the first of three purported securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchanges Act of 1934 in connection with allegedly false and misleading statements made by us related to dimebon. The plaintiffs allege among other things that we disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease, making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs purport to seek damages, an award of its costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between July 17, 2008 and March 2, 2010. On September 17, 2010, the court entered an order consolidating the actions and setting a discovery and briefing schedule for issues related to appointment of a lead plaintiff. At the end of December 2010, plaintiffs submitted a briefing on the issues related to appointment of a lead plaintiff. Following the court’s consideration of this briefing, an order appointing a lead plaintiff will be entered. Once a lead plaintiff is appointed, the plaintiffs will have 30 days to file their consolidated, amended complaint.

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

Market for Our Common Stock

Our common stock trades on The NASDAQ Global Market under the symbol “MDVN”. The following table sets forth on a per share basis the high and low intraday sales prices of our common stock as reported on The NASDAQ Global Market:

	High	Low
2010
Quarter ended March 31, 2010	$40.49	$10.47
Quarter ended June 30, 2010	$12.25	$8.79
Quarter ended September 30, 2010	$13.13	$8.43
Quarter ended December 31, 2010	$16.68	$10.96

2009
Quarter ended March 31, 2009	$23.43	$13.36
Quarter ended June 30, 2009	$25.00	$17.12
Quarter ended September 30, 2009	$28.00	$21.18
Quarter ended December 31, 2009	$39.66	$24.82

As of March 9, 2011, there were 29 stockholders of record of our common stock. On March 9, 2011, the last reported sales price per share of our common stock was $17.50 per share. We have never paid our stockholders cash dividends and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain all of our cash for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors.

Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2005 for: (i) Medivation’s common stock; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year.

	December 31, 2005	December 30, 2006	December 29, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Medivation, Inc.	$100	622.83	566.93	573.62	1,482.28	597.21
Nasdaq Composite Index	$100	110.39	122.15	73.32	106.58	125.93
Nasdaq Biotechnology Index	$100	101.07	105.76	92.76	107.56	123.93

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

Recent Sales of Unregistered Securities

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

The statement of operations data for the years ended December 31, 2010, 2009 and 2008, and the balance sheet data as of December 31, 2010 and 2009, are derived from our audited consolidated statements included in Item 15 of this Report. The statement of operations data for the years ended December 31, 2007 and 2006, and the balance sheet data as of December 31, 2008, 2007 and 2006, are derived from our audited financial statements not included in this Report. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and the financial statements and related notes thereto, included in Item 15 of this Report, to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$62,508	$69,254	$12,578	$—	$—
Operating expenses:
Research and development	72,228	87,728	54,895	23,399	11,825
Selling, general and administrative	23,005	28,983	21,865	10,364	4,321

Total operating expenses	95,233	116,711	76,760	33,763	16,146

Loss from operations	(32,725)	(47,457)	(64,182)	(33,763)	(16,146)
Interest and other income and (expense), net	260	976	1,712	2,022	785

Net loss before income tax expense	(32,465)	(46,481)	(62,470)	(31,741)	(15,361)
Income tax (benefit) expense	1,572	8,272	(10)	2	2

Net loss	(34,037)	(54,753)	(62,460)	(31,743)	(15,363)

Basic and diluted net loss per common share	$(0.99)	$(1.71)	$(2.12)	$(1.14)	$(0.63)

Shares used in computing basic and diluted net loss per share	34,290	32,094	29,478	27,932	24,248

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$107,717	$57,463	$71,454	$43,258	$4,649
Short-term investments	100,039	220,781	149,968	—	42,534
Working capital	148,037	189,813	149,584	40,214	45,777
Total assets	239,603	296,690	229,272	45,596	47,612
Deferred revenue	200,660	253,168	212,423	—	—
Accumulated deficit	(211,450)	(177,413)	(122,660)	(60,200)	(28,457)
Total stockholders’ equity	$7,684	$25,274	$3,408	$41,058	$45,873

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, included elsewhere in this Report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this Report. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) the negative results we reported from our CONNECTION trial in March 2010 and the potential impact of those results and/or any future dimebon clinical trial results on continued clinical development of dimebon, including risks associated with Pfizer’s potential termination of our dimebon collaboration agreement, which Pfizer has the right to do at any time, (2) our ability to successfully conduct clinical and preclinical trials for our product candidates, (3) our ability to obtain required regulatory approvals to develop and market our product candidates, (4) our ability to raise additional capital on favorable terms, (5) our ability to execute our development plan on time and on budget, (6) our ability to obtain commercial partners and maintain our relationships with our current and/or potential partners, (7) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (8) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company

We are a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. Our product candidates in clinical development are MDV3100, which is in Phase 3 development for the treatment of advanced prostate cancer, and dimebon (latrepirdine), which is in Phase 3 development for the treatment of Alzheimer’s disease and Huntington disease. Our MDV3100 program is partnered with Astellas Pharma Inc., or Astellas, and our dimebon program is partnered with Pfizer Inc., or Pfizer.

In October 2009, we entered into a collaboration agreement with Astellas. Under the terms of the agreement, we and Astellas agreed to develop and commercialize MDV3100 for the treatment of advanced prostate cancer. We and Astellas share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by us. We and Astellas will share equally profits (or losses) resulting from commercialization of MDV3100 in the United States. Outside the United States, Astellas will bear all development and commercialization costs, and will pay us tiered double-digit royalties on aggregate net sales of MDV3100.

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

We have funded our operations primarily through private and public offerings of our common stock, and from the up-front, development milestone and cost-sharing payments from our collaboration agreements with Astellas and Pfizer. As of December 31, 2010, we had an accumulated deficit of $211.5 million and we expect to incur substantial additional losses for the foreseeable future as we continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs.

Our Pipeline

MDV3100

With Astellas, we are currently conducting two randomized, double-blind, placebo-controlled, multinational Phase 3 trials of MDV3100. Our Phase 3 AFFIRM trial is evaluating MDV3100 in 1,199 patients with advanced prostate cancer who have previously failed docetaxel-based chemotherapy. We completed enrollment of the AFFIRM trial in November 2010, and expect to report top line results in 2012, although we may report top line results in 2011 if an interim analysis is conducted. Our Phase 3 PREVAIL trial is studying MDV3100 in approximately 1,700 patients with advanced prostate cancer who have not previously been treated with chemotherapy. We began enrollment in the PREVAIL trial in September 2010. We received a $10.0 million milestone payment from our partner Astellas for initiation of this trial, $1.0 million of which we paid to UCLA pursuant to our MDV3100 license agreement. We and our partner Astellas also expect to initiate two new Phase 2 trials in earlier-stage prostate cancer populations in the first half of 2011: a head-to-head study of MDV3100 against bicalutamide, the leading marketed anti-androgen drug, in advanced prostate cancer patients who have progressed despite treatment with an LHRH analog drug or following surgical castration; and a monotherapy study of MDV3100 in advanced prostate cancer patients who have not yet been treated with any hormonal therapy.

In February 2011, we presented long-term follow-up data from our ongoing Phase 1-2 clinical trial of MDV3100 at the American Society of Clinical Oncology’s Genitourinary Cancers Symposium. A total of 140 advanced prostate cancer patients, including both men who had failed prior chemotherapy and men who were chemotherapy-naïve, were enrolled in this trial between July 2007 and December 2008. Of those men, 18 remained on study as of the cutoff date of the analysis (December 22, 2010). In this trial MDV3100 consistently demonstrated anti-tumor activity across endpoints, as evaluated by reductions in prostate-specific antigen, or PSA, levels, radiographic findings, circulating tumor cell, or CTC, counts, and median times to PSA and radiographic progression. Earlier results from this trial were published in 2010 in The Lancet.

Dimebon (latrepirdine)

With Pfizer, we are currently conducting two randomized, double-blind, placebo-controlled, multinational Phase 3 trials of dimebon. Our Phase 3 HORIZON trial is studying dimebon in 403 patients with Huntington disease over a six-month treatment period. We completed patient dosing in the HORIZON trial in February 2011, and expect to report top-line results in the first half of 2011. Our Phase 3 CONCERT trial is studying dimebon plus donepezil, the leading marketed Alzheimer’s disease therapy, versus donepezil alone in 1,003 patients with mild-to-moderate Alzheimer’s disease over a twelve-month treatment period. We completed enrollment in the CONCERT trial in November 2010, and expect to report top-line results in the first half of 2012.

In March 2010, we reported top-line results from our CONNECTION trial, a randomized, double-blind, six-month, placebo-controlled Phase 3 trial in 598 patients with mild-to-moderate Alzheimer’s disease in the United States, Western Europe, Russia and Chile, and from a separate 742-patient safety study of dimebon in patients with mild-to-moderate Alzheimer’s disease in the United States and Canada, approximately 85% of whom were also taking one or more approved Alzheimer’s disease medicines. In the CONNECTION trial, dimebon failed to show a statistically significant improvement over placebo on any of the primary or secondary efficacy endpoints, and thus did not meet any of the study endpoints. Dimebon was well tolerated in both the CONNECTION trial and in the 742-patient safety study. We designed the CONNECTION trial to confirm the results of our first clinical trial of dimebon in 183 patients with mild-to-moderate Alzheimer’s disease in Russia, or the Russian Study, which was published in 2008 in The Lancet. In the Russian Study, dimebon showed a statistically significant improvement over placebo on all of the same primary and secondary efficacy endpoints used in the CONNECTION trial. Thus, the CONNECTION trial failed to replicate the efficacy results seen in the Russian Study.

In July 2008, we announced top-line results of a 90-patient Phase 2 study showing that dimebon was well tolerated and significantly improved cognitive function in Huntington disease patients compared to those treated with a placebo. The three-month study, which was conducted in the U.S. and the United Kingdom, met its primary endpoint of safety and tolerability; in addition, dimebon showed statistically significant benefit versus placebo in cognition as measured by the Mini-Mental State Examination, or MMSE, a secondary endpoint in the study. However, dimebon failed to show a statistically significant benefit over placebo in this study on two other cognitive endpoints—the cognitive component of the Unified Huntington Disease Rating Scale, or UHDRS, and the Alzheimer’s Disease Assessment Scale-cognitive subscale, or ADAS-cog. Results of this study were published in March 2010 in Archives of Neurology.

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

Our critical accounting policies and significant estimates and judgments underlying our financial statements are as follows:

Estimated Performance Periods under our Collaboration Agreements

Both our Astellas and Pfizer Collaboration Agreements contain multiple elements and deliverables, and required evaluation pursuant to Accounting Standards Codification, or ASC, 605-25 “Revenue Recognition—Multiple-Element Arrangements” (“ASC 605-25”). We evaluated the facts and circumstances of the collaboration agreements to determine whether we had obligations constituting deliverables under ASC 605-25. We concluded that we had multiple deliverables under both the Astellas and Pfizer Collaboration Agreements, including deliverables relating to grants of technology licenses, and performance of manufacturing, regulatory and clinical development activities in the U.S. In the case of the Astellas Collaboration Agreement, the period in which we perform our deliverables began in the fourth quarter of 2009 and management presently estimates that it will be completed in the fourth quarter of 2014. In the case of the Pfizer Collaboration Agreement, the period in which we perform our deliverables began in the fourth quarter of 2008 and management presently estimates that it will be completed in the fourth quarter of 2013. We also concluded that our deliverables under each collaboration agreement should be accounted for as a single unit of accounting under ASC 605-25.

Estimation of the performance periods of our deliverables requires the use of our management’s judgment. Significant factors considered in management’s evaluation of the estimated performance period include, but are not limited to, our experience, along with Astellas’ and Pfizer’s experience, in conducting clinical development and regulatory activities. We review the estimated duration of our performance periods under both collaborations on a quarterly basis and make any appropriate adjustments on a prospective basis. During the year ended December 31, 2010, we extended the estimated completion date of our performance period under the Pfizer Collaboration Agreement from the second quarter of 2012 to the fourth quarter of 2013, based on the failure of the CONNECTION study and the resulting longer period required to complete the clinical trials evaluating dimebon’s potential safety and efficacy as a treatment for mild-to-moderate Alzheimer’s disease. Future changes in estimates of either of our performance periods may materially impact the timing of future revenue recognized under the applicable collaboration agreement.

Collaboration Agreement Payments.

We account for the various payment flows under our collaboration agreements in a consistent manner, as follows:

Up-Front Payments. We received non-refundable up-front payments of $110.0 million and $225.0 million under our collaboration agreements with Astellas and Pfizer, respectively. We recognize these payments as revenue on a straight-line basis over the applicable estimated performance period.

Milestone Payments. Under both the Astellas and Pfizer Collaboration Agreements, we are eligible to receive milestone payments based on achievement of specified development, regulatory and commercial events. Management evaluated the nature of the events triggering these contingent payments, and concluded that these events—except for (a) those relating to regulatory activities in Europe, development and regulatory activities in Japan, and commercial activities, all of which are areas in which we have no pertinent contractual responsibilities, and (b) the initiation of our Phase 3 PREVAIL trial under the Astellas Collaboration Agreement, an event which management deemed to be reasonably assured at the inception of the Astellas collaboration—constituted substantive milestones. This conclusion was based primarily on the facts that (i) each triggering event represents a specific outcome that can be achieved only through successful performance by us of one or more of our deliverables, (ii) achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to us, (iii) each of these milestones was substantive, based primarily on the facts that the payments they trigger are non-refundable, (iv) achievement of the milestone entails risk and was not reasonably assured at inception of the collaboration agreement, (v) substantial effort is required to complete each milestone, (vi) the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, (vii) a substantial amount of time is expected to pass between the up-front payment and the potential milestone payments, and (viii) the milestone payments relate solely to past performance. Based on the foregoing, we will recognize any revenue from these milestone payments under the substantive milestone method in the period in which the underlying triggering event occurs.

For the contingent payments triggered by events that do not constitute substantive milestones, management concluded that the appropriate revenue recognition treatment depends on whether the triggering event occurs during or after the performance period of the applicable collaboration agreement. Where the triggering event occurs during the applicable performance period, we will amortize any revenue from this event on a straight-line basis over the applicable performance period. Where the triggering event occurs after the applicable performance period, we will recognize the associated revenue in the period in which the event occurs.

Royalties and Profit Sharing Payments. Under both the Astellas and Pfizer Collaboration Agreements, we are eligible to receive profit sharing payments on sales of products in the U.S. and royalties on sales of products outside the U.S. We will recognize any revenue from these events based on the revenue recognition criteria set forth in ASC 605-10-25-1, “Revenue Recognition.” Based on those criteria, we consider these potential payments to be contingent revenues, and will recognize them as revenue in the period in which the applicable contingency is resolved.

Cost Sharing True-Up Payments. Under both the Astellas and Pfizer Collaboration Agreements, we and our partners share certain development and commercialization costs in the U.S. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared development and commercialization costs. Our policy is to account for cost-sharing true-up payments receivable by us as reductions in expense, and to account for cost-sharing true-up payments payable by us as increases in expense.

Stock-Based Compensation

We apply ASC 718, “Compensation—Stock Compensation” (ASC 718), which requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock units awarded under our Amended and Restated 2004 Equity Incentive Award Plan, based on estimated fair values. We have applied the provisions of Staff Accounting Bulletin No. 107, or SAB 107, and Staff Accounting Bulletin No. 110, or SAB 110, in application of ASC 718.

Stock compensation arrangements with non-employee service providers are accounted for in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees,” using a fair value approach. The compensation costs of these arrangements with non-employee service providers are subject to re-measurement over the vesting terms as the awards are earned.

We calculate stock-based compensation expenses based on the fair values of the awards. For restricted stock units, fair value equals the closing market price of our common stock on the grant date of the award. For stock options, we estimate fair value using the Black-Scholes model. The Black-Scholes option valuation model requires the use of several subjective assumptions, including assumptions of expected stock price volatility, expected stock option term, and expected risk-free rates of return. If any of the assumptions used change significantly, stock-based compensation expense could differ materially in the future from that recorded in the current and past periods. Calculating stock-based compensation expense under ASC 718 also requires us to make assumptions about expected future forfeiture rates for our stock-based compensation awards.

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

Our estimates are dependent upon the time lines and accuracy of data provided by third parties regarding the status and cost of studies, and may not match the actual services performed by the organizations. This could result in adjustment to our research and development expense in future periods. To date, we have had no significant adjustments.

Operating Leases

We recognize operating lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. In addition, lease incentives that we receive are treated as a reduction of rent expense over the term of the related agreements.

Income Taxes

On January 1, 2007, we adopted ASC 740-10-25 (formerly FIN No. 48), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in accordance with ASC 740-10 (formerly SFAS No. 109), Accounting for Income Taxes. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. There were small amounts of accrued interest or penalties associated with uncertain tax positions as of December 31, 2010. We had $4.1 million of unrecognized tax benefits as of December 31, 2010 and we do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We maintained a full valuation allowance on our net deferred tax assets as of December 31, 2010. The valuation allowance was determined in accordance with the ASC 740-10, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Cumulative historic losses represented sufficient negative evidence under ASC 740-10 and accordingly, a full valuation allowance was recorded against U.S. deferred tax assets. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Recent Accounting Pronouncements

Refer to Note 2(p), Recent Accounting Pronouncements to our consolidated financial statements included elsewhere in this Report on Form 10-K for a discussion of recent accounting pronouncements.

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

Collaboration Revenue

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Collaboration revenue from Astellas collaboration	$23,492	$3,893	$—
Collaboration revenue from Pfizer collaboration	39,016	65,361	12,578

Total collaboration revenue	$62,508	$69,254	$12,578

Percentage increase (decrease)	(10%)	451%

During the years ended December 31, 2010, 2009 and 2008, we recorded amortized collaboration revenues of $62.5 million, $69.3 million and $12.6 million, respectively, under our collaboration agreements.

The $6.7 million decrease in amortized collaboration revenue in the year ended December 31, 2010 as compared to the same period in 2009 was driven by lower collaboration revenues of $26.3 million from our

Pfizer collaboration due to the extension of our estimated performance period from the second quarter of 2012 to the fourth quarter of 2013 as a result of the negative CONNECTION results, partially offset by an increase of $19.6 million in collaboration revenues from our Astellas collaboration, which was in effect for only one quarter in 2009.

The $56.7 million increase in collaboration revenue in the year ended December 31, 2009 as compared to the same period in 2008 was driven by a $52.8 million increase in collaboration revenues from our Pfizer collaboration, which was in effect for only one quarter in 2008, and $3.9 million in collaboration revenues from our Astellas collaboration, which was not in effect in 2008.

Research and Development Expense

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Research and development expenses	$72,228	$87,728	$54,895
Percentage increase (decrease)	(18%)	60%

Research and development expenses decreased by $15.5 million, or 18%, in the year ended December 31, 2010 as compared to the same period in 2009. This expense reduction was due primarily to a $10.0 million decrease in up-front and development milestone sharing expense to UCLA pursuant to the terms of our MDV3100 license agreement and a $5.2 million decrease in payroll costs resulting from favorable changes in employee-related cost sharing payments with our corporate partners.

Research and development expenses increased by $32.8 million, or 60%, in the year ended December 31, 2009 as compared to the same period in 2008. This expense increase was due primarily to an $11.0 million up-front and development milestone sharing expense to UCLA pursuant to the terms of our MDV3100 license agreement, a $9.1 million increase in clinical trial expense resulting from our initiation of six Phase 3 trials in 2009, and a $9.1 million increase in payroll costs resulting from the growth in our research and development headcount from 38 at December 31, 2008 to 60 at December 31, 2009 as we staffed up to handle our expanding Phase 3 workload and from increased dimebon-related staffing at our partner Pfizer.

Research and development expenses represented 76%, 75% and 72% of total operating expenses in the years ended December 31, 2010, 2009 and 2008, respectively.

Under both our Astellas and Pfizer Collaboration Agreements, specified development costs incurred by our partners and us with respect to the U.S. market are subject to cost-sharing. The parties make quarterly true-up payments to ensure that each has borne its applicable percentage of the shared development costs incurred by both companies. We account for development cost true-up payments as additions to research and development expense when such payments are payable by us, and as reductions to research and development expense when such payments are receivable by us. Thus, our research and development expense is presented net of these true-up payments.

Development cost true-up payments receivable from our corporate partners for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
Development costs	2010	2009	2008
	(In thousands)
True-up payments receivable from Astellas	$34,125	$2,784	$—
True-up payments receivable from Pfizer	29,139	20,435	3,231

Total	$63,264	$23,219	$3,231

To date, we have been engaged in two major research and development programs: the development of MDV3100 for the treatment of advanced prostate cancer; and the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease. Other research and development programs consist of preclinical stage programs. Research and development costs are identified as either directly allocable to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of personnel costs (including both cash costs and non-cash stock-based compensation costs) corporate overhead costs, and other administrative and support costs. The following table summarizes the direct costs attributable to each program and the total indirect costs for each respective period.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Direct costs:
MDV3100	$18,773	$23,054	$8,845	$2,619	$3,021
Dimebon	30,860	40,594	27,910	10,721	5,186
Other	6,736	6,050	3,481	748	198

Total direct costs	56,369	69,698	40,236	14,088	8,405
Indirect costs	15,859	18,030	14,659	9,311	3,420

Total research and development expenses	$72,228	$87,728	$54,895	$23,399	$11,825

Our projects or intended projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.

The research and development of each of MDV3100 and dimebon will be completed upon the earlier to occur of the following two events: (1) receipt of regulatory approvals to market the applicable product candidate for all indications for which we and our corporate partners seek such approvals or (2) our decision to abandon development of the applicable product candidate.

In order to obtain the necessary regulatory approvals, we will need to establish to the satisfaction of the applicable regulatory authorities in the United States, Europe and other relevant countries that the applicable product candidate is both safe and effective for each of its intended indications. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain regulatory approvals is expensive, uncertain and takes many years. We are not able to reasonably estimate the time or cost required to obtain such regulatory approvals, and failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a corporate partner or independently. For example, each of MDV3100 and dimebon may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and our corporate partners will pursue. The decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our prior and ongoing clinical studies and the willingness of our corporate partners to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, we have not yet sought such input for all potential indications that we and our corporate partners may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. Moreover, we or our current or potential future corporate partners may decide to discontinue development of any development project at any time for regulatory, commercial, scientific or other reasons. To date, we have not commercialized any of our product candidates and in fact may never do so.

Selling, General and Administrative Expense

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Selling, general and administrative expense	$23,005	$28,983	$21,865
Percentage increase (decrease)	(21%)	33%

Selling, general and administrative expenses decreased by $6.0 million, or 21%, in the year ended December 31, 2010 as compared to the prior year period. This expense reduction was due primarily to decreases of $2.6 million in consulting and professional services, $2.5 million in payroll and other costs associated with reducing our selling, general and administrative headcount from 38 at December 31, 2009 to 30 at December 31, 2010, and $0.9 million in sales and marketing expenses. These expense reductions were largely pursuant to the restructuring that we implemented in March 2010 in response to the negative results of our CONNECTION trial.

Selling, general and administrative expenses increased by $7.1 million, or 33%, in the year ended December 31, 2009 as compared to the prior year period. This expense increase was due primarily to increased payroll and related costs of $4.9 million associated with increased selling, general and administrative headcount from 21 at December 31, 2008 to 38 at December 31, 2009, a one-time $1.0 million fee paid to our financial advisor in connection with our collaboration agreement with Astellas, and a $0.5 million increase in patent fees. These increases in selling, general and administrative costs were incurred primarily in support of our expanded research and development work, and our collaboration agreements with Pfizer and Astellas.

Selling, general and administrative expenses represented 24%, 25% and 28% of total operating expenses in the years ended December 31, 2010, 2009 and 2008, respectively.

Under both our Astellas and Pfizer Collaboration Agreements, specified commercialization costs incurred by our partners and us with respect to the U.S. market are subject to cost-sharing. The parties make quarterly true-up payments to ensure that each has borne its applicable percentage of the shared commercialization costs incurred by both companies. We account for commercialization cost true-up payments as additions to sales, general and administrative expense when such payments are payable by us, and as reductions to sales, general and administrative expense when such payments are receivable by us. Thus, our sales, general and administrative expense is presented net of these true-up payments.

Commercialization cost true-up payments receivable from (payable to) our corporate partners for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
Commercialization costs	2010	2009	2008
	(In thousands)
True-up payments receivable from (payable to) Astellas	$520	$74	$—
True-up payments receivable from (payable to) Pfizer	(1,084)	(720)	291

Total	$(564)	$(646)	$291

Interest Income

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Interest income	$317	$1,128	$1,206
Percentage decrease	(72%)	(6%)

The decrease in interest income of 72% or $0.8 million in the year ended December 31, 2010 as compared to 2009 was primarily due to lower yields and investment balances. The decrease in interest income of 6% or $0.1 million in the year ended December 31, 2009 as compared to 2008 was primarily due to lower yields.

Other Income (Expense), net

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Other income (expense), net	$(57)	$(152)	$506
Percentage decrease	(63%)	(130%)

The decrease in other income (expense), net of 63% or $0.1 million in 2010 as compared to 2009 was due to reduced realized and unrealized losses on foreign exchange payables.

The decrease in other income (expense), net of 130% or $0.7 million in 2009 as compared to 2008 was due to a one-time payment of $0.6 million we received in 2008 for a securities law violation by one of our unaffiliated stockholders and realized losses on foreign exchange payables of $0.1 million in 2009.

Income Tax (Benefit) Expense

The following table presents our income tax expense (benefit), and effective tax rate for the periods presented:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Income tax (benefit) expense	$1,572	$8,272	$(10)
Effective tax rate	4.8%	17.9%	—

The income tax expense for 2010 was approximately $1.6 million, which mainly consisted of federal and state income tax and represents an effective tax rate of 4.8%. We incurred income tax liability for 2010 despite reporting a net loss for financial statement purposes primarily because we recognized for tax purposes in 2010 substantially all of the $110.0 million up-front payment and all of the $10.0 million milestone payment previously received from Astellas. Due to the suspension of California net operating loss, or NOL, utilization for 2010, we were not able to utilize NOL carryforwards to offset state taxable income. The reduction in the effective tax rate for 2010 as compared to 2009 is primarily attributable to a California state income tax refund of $5.3 million recognized in 2010.

The income tax expense for 2009 was approximately $8.3 million, which mainly consisted of federal and state income tax and represents an effective tax rate of 17.9%. We incurred income tax liability for 2009 despite reporting a net loss for financial statement purposes primarily because we recognized for tax purposes in 2009 substantially all of the $225.0 million up-front payment previously received from Pfizer. Due to the suspension of California net operating loss, or NOL, utilization for 2009, we were not able to utilize NOL carryforwards to offset state taxable income.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred cumulative net losses of $211.5 million through December 31, 2010, and we expect to incur substantial additional losses in the future as we continue research and development activities designed to support potential approval of our present and potential future product candidates. We have not generated any revenue from product sales to date, and we do not expect to generate product revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, and from up-front, development milestone and cost-sharing true-up payments from Pfizer and Astellas. As of December 31, 2010 we had cash, cash equivalents and short-term investments of $207.8 million available to fund operations. Based upon our current expectations, we believe our capital resources at December 31, 2010 will be sufficient to fund our currently planned operations beyond the end of 2012, regardless of whether Pfizer elects to terminate our collaboration agreement. This estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash reserves earlier than presently anticipated. Our future capital requirements will depend on many factors, many of which are wholly or partially outside of our control. Such factors include the results of our ongoing clinical trials and whether such results are adequate to obtain marketing approval for any of our product candidates, whether we and our corporate partners elect or are required to conduct any additional clinical trials not presently contemplated, the nature and scope of our development activities involving product candidates other than MDV3100 and dimebon, whether we elect to exercise our co-promotion rights on either MDV3100 or dimebon should either product candidate receive marketing approvals in the U.S., and the continued effectiveness of our collaboration agreements with Astellas and Pfizer.

Astellas Collaboration Agreement

Our global development and commercialization agreement with Astellas became effective in October 2009. Under the Astellas Collaboration Agreement, we and Astellas agreed to collaborate on the development of MDV3100 for prostate cancer for the United States market, including associated regulatory filings with the FDA. In addition, if approved by the FDA, following such approval and the launch of MDV3100 in the United States, we, at our option, and Astellas have the right to co-promote MDV3100 in the United States. Astellas is responsible for development of, and seeking regulatory approval for, and commercialization of MDV3100 outside the United States. Astellas will be responsible for commercial manufacture of MDV3100 on a global basis. Both we and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as MDV3100 for the treatment of specified indications for a specified time period, subject to certain exceptions.

We and Astellas share the costs of developing and commercializing MDV3100 for the United States market on a 50%/50% basis, and we and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States in such proportions. Costs of clinical trials supporting development in both the United States and in either Europe or Japan, including the ongoing Phase 3 AFFIRM and PREVAIL trials and the two new Phase 2 trials we and Astellas expect to initiate in the first half of 2011, are borne two-thirds by Astellas and one-third by us. Outside the United States, Astellas will bear all development and commercialization costs and will pay to us tiered, double-digit royalties on the aggregate net sales of MDV3100.

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

Under the Astellas Collaboration Agreement, Astellas paid us a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. We are also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. We received a $10.0 million development milestone payment in the fourth quarter of 2010. We are required to share 10% of the up-front and development milestone payments received under the Astellas Collaboration Agreement with UCLA pursuant to the terms of our MDV3100 license agreement. We paid 10% of the up-front and development milestone payments, or $11.0 million and $1.0 million, respectively, to UCLA in the fourth quarter of 2009 and the first quarter of 2011, respectively.

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

Under the Pfizer Collaboration Agreement, Pfizer paid us an up-front cash payment of $225.0 million in the fourth quarter of 2008. We are also eligible to receive payments of up to $500.0 million upon the attainment of development and regulatory milestones plus additional milestone payments upon the achievement of certain net sales levels for the product. We and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share, and we and

Pfizer will share profits (or losses) resulting from the commercialization of dimebon in the United States in such proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay us tiered royalties on the aggregate net sales of dimebon.

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

Cash Flow

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$(75,064)	$(7,585)	$162,172
Investing activities	122,415	(72,568)	(149,546)
Financing activities	2,903	66,162	15,570

Net change in cash and cash equivalents	$50,254	$(13,991)	$28,196

Operating Activities

Net cash used in operating activities totaled $75.1 million in 2010. Cash used in operating activities during 2010 was primarily driven by a net decrease in deferred revenue of $52.5 million ($62.5 million amortized as revenue, partially offset by the $10.0 million development milestone payment received from Astellas), our net loss of $34.0 million, and increased receivables from our corporate partners of $14.7 million, partially offset by non-cash stock-based compensation expense of $13.5 million and a net increase in accounts payable and accrued expenses of $7.7 million arising in the ordinary course of business.

Net cash used in operations was $7.6 million in 2009. Cash used in operating activities during 2009 was primarily driven by our net loss of $54.8 million, increased prepaid expenses of $5.5 million and increased receivables from our corporate partners of $3.0 million, partially offset by a net increase in deferred revenue of

$40.8 million ($110.0 million up-front payment received from Astellas, partially offset by $69.2 million amortized as revenue), $10.7 million in non-cash stock-based compensation expense, and increased accounts payable and accrued expenses of $4.0 million arising in the ordinary course of business.

Net cash provided by operating activities totaled $162.2 million in 2008. Cash provided by operating activities during 2008 was primarily driven by a net increase in deferred revenue of $212.4 million ($225.0 million up-front payment received from Pfizer, partially offset by $12.6 million amortized as revenue), increased accounts payable and accrued expenses of $9.0 million arising in the ordinary course of business, and non-cash stock-based compensation expense of $8.5 million, partially offset by our net loss of $62.5 million and increased receivables from Pfizer of $3.5 million.

Investing Activities

Net cash provided by investing activities totaled $122.4 million in 2010, representing net maturities of short-term investments.

Net cash used in investing activities totaled $72.6 million in 2009, representing net purchases of short-term investments.

Net cash used in investing activities totaled $149.5 million in 2008, representing purchases of short-term investments.

Financing Activities

Net cash provided by financing activities totaled $2.9 million in 2010, consisting primarily of $2.6 million in proceeds from the exercise of stock options and warrants.

Net cash provided by financing activities totaled $66.2 million in 2009, consisting primarily of net proceeds of approximately $62.1 million from sale of our common stock in a registered offering, and $3.4 million in proceeds from the exercise of stock options and warrants.

Net cash provided by financing activities totaled $15.6 million in 2008, consisting primarily of net proceeds of approximately $14.9 million from sale of our common stock in a registered offering, and $0.7 million in proceeds from the exercise of stock options and warrants.

Commitments and Contingencies

At December 31, 2010, we had minimum future payments under our operating leases as follows (in thousands):

	Payment due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	> 5 Years
Operating lease obligations(1)	$3,010	$1,511	$1,499	$—	$—

(1)	The lease agreements covering our present office facilities expire from July 2012 to May 2013. We are committed to pay a portion of the related operating expenses under these lease agreements. These operating expenses are not included in the table above. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease. Please refer to Note 13, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Report on Form 10-K for further discussion regarding our future operating lease commitments.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market accounts and short-term investments in highly liquid U.S. Treasury securities. The primary objective of our cash investment activities is to preserve principal. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Our investment portfolio is subject to interest rate risk and will fall in value if market interest rates rise.There were no material changes to our market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Interest Rate Risk

Our cash equivalents and short-term investments are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and U.S. Treasury bills, the carrying value of our cash equivalents and short-term investments approximate their fair value at December 31, 2010. Due to the short-term, highly liquid nature of our investments, we do not believe that we are subject to any material market risk exposure.

Foreign Currency Exchange Risk

We do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the U.S. Although we conduct some research and development work with vendors outside the U.S., most of our transactions are denominated in U.S. dollars. However, certain of our ex-U.S. clinical development activities are pursuant to contracts denominated in foreign currencies. For the year ended December 31, 2010, we recorded $0.1 million in foreign currency exchange losses. As of December 31, 2010, we have recorded the equivalent of approximately $0.4 million of foreign denominated vendor payables.

Item 8.	Financial Statements and Supplementary Data.

All information required by this item is included in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated into this item by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the foregoing, our principal executive officer and our principal financial officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our principal executive offer and principal financial offer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Certain Executive Officer Compensation Arrangements

2011 Base Salaries. On December 10, 2010, the Compensation Committee of our Board of Directors, or the Compensation Committee, approved new base salaries, effective January 1, 2011, for our “named executive officers” (as defined under applicable securities laws) in the amounts set forth on Exhibit 10.19 hereto, which are incorporated herein by reference.

2011 Bonus Plan. On December 10, 2010, the Compensation Committee approved a cash bonus plan for the Company’s executive officers for the 2011 fiscal year, which bonus plan is summarized in Exhibit 10.20 hereto and is incorporated herein by reference.

Restricted Stock Unit Awards. On December 10, 2010, the Compensation Committee determined to revise our long-term equity incentive compensation program by providing that refresher equity grants would consist of a combination of stock options and restricted stock units, or RSUs, under our Amended and Restated 2004 Equity Incentive Award Plan, or the Plan, rather than solely of stock options, which had been our prior practice. On the same date, the Compensation Committee approved the grant of RSUs to our named executive officers under the Plan. The RSUs were granted to such officers in consideration of their services to Medivation. The RSUs are evidenced by a Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement, or together, the RSU Agreement, which, together with the Plan, set forth the terms and conditions of the RSUs.

Under the Plan and the applicable RSU Agreement, each RSU represents a right to receive one share of our common stock (subject to adjustment for certain specified changes in the capital structure of Medivation). In the event that one or more RSUs vest, we will deliver one share of our common stock for each RSU that has vested. The RSUs will vest, if at all, upon meeting certain time-based vesting conditions, provided that vesting will cease upon termination of service. In the event of a change of control, as defined in the Plan, the vesting of the RSUs will accelerate in full. The number of RSUs granted to our “named executive officers” on December 10, 2010 are set forth in the table below. The foregoing is only a brief description of the material terms of the RSUs, does not purport to be complete and is qualified in its entirety by reference to the Plan and the form of RSU Agreement under the Plan. A copy of the Plan was filed as Exhibit 10.4(a) to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and the form of RSU Agreement under the Plan is filed as Exhibit 10.21 hereto.

Named Executive Officer	Number of RSUs(1)
David Hung, M.D.	33,333
President and Chief Executive Officer
Lynn Seely, M.D.	16,666
Chief Medical Officier
C. Patrick Machado.	16,666
Chief Business and Financial Officer
Rohan Palekar	16,666
Chief Commercial Officer

(1)	One-third of the RSUs vest on each of December 10, 2011, December 10, 2012 and December 10, 2013, in each case subject to continuous service.

PART III

The information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our Proxy Statement for the 2011 Annual Meeting of Stockholders. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2011 Annual Meeting of Stockholders. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our Proxy Statement for the 2011 Annual Meeting of Stockholders. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. Our financial statements and the Report of Independent Registered Public Accounting Firm, are included herein on the pages indicated:

2. Financial Statement Schedules: None.

3. Exhibits:

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

4.1	Common Stock Certificate.	SB-2/A	333-03252	4.1	6/14/1996

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004.	SB-2	333-122431	10.5(a)	1/31/2005

10.2*	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004.	SB-2	333-122431	10.6	1/31/2005

10.3*	Amended and Restated 2004 Equity Incentive Award Plan.	10-KSB	001-32836	10.4(a)	2/19/2008

10.4*	Form of Stock Option Agreement under the 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7(b)	2/11/2005

10.5*	Form of Stock Option Agreement for Early Exercisable Options under the 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7(c)	2/11/2005

10.6**	Amended and Restated Collaboration Agreement, dated as of October 20, 2008, between Medivation, Inc. and Pfizer Inc.	10-Q	001-32836	10.8	11/10/2008

10.7*	Bonuses for Fiscal Year 2009 and Base Salaries for Fiscal Year 2010 for Certain Executive Officers.	8-K	001-32836	10.1	12/7/2009

10.8*	Medivation, Inc. 2010 Bonus Plan Summary.	8-K	001-32836	10.2	12/7/2009

10.9*	Change of Control Severance Benefits Agreement, dated as of February 2, 2009, between Medivation, Inc. and David Hung, M.D.	10-K	001-32836	10.11	3/16/2009

10.10*	Severance Benefits Agreement, dated as of February 9, 2009, between Medivation, Inc. and Rohan Palekar.	10-K	001-32836	10.12	3/16/2009

10.11*	Form of Medivation, Inc. Change of Control Severance Benefits Agreement.	10-K	001-32836	10.13	3/16/2009

10.12**	Collaboration Agreement, dated as of October 26, 2009, by and between Medivation, Inc. and Astellas US LLC.	10-K	001-32836	10.15	3/15/2010

10.13	Office Lease Agreement, dated as of November 2, 2009, by and between Medivation, Inc. and PPF OFF 345 Spear Street, LP.	10-K	001-32836	10.16	3/15/2010

10.14*	Compensation Information for Non-Employee Directors.	10-K	001-32836	10.17	3/15/2010

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15**	Exclusive License Agreement, dated as of August 12, 2005, as amended through October 21, 2009, by and between Medivation, Inc. and The Regents of the University of California.	10-Q/A	001-32836	10.18	8/20/2010

10.16	Office Lease, dated April 18, 2007, by and between CREA Spear Street Terrace LLC and Medivation, Inc.					X

10.17	Sublease, dated November 10, 2008, by and between MacFarlane Partners Investment Management, LLC and Medivation, Inc.					X

10.18	First Amendment to Lease, dated September 16, 2009, by and between CREA Spear Street Terrace LLC and Medivation, Inc.					X

10.19	Second Amendment to Lease, dated November 30, 2010, by and between CREA Spear Street Terrace LLC and Medivation, Inc.					X

10.20*	Base Salaries for Fiscal Year 2011 for Certain Executive Officers.					X

10.21*	Medivation, Inc. 2011 Bonus Plan Summary.					X

10.22	Form of Restricted Stock Unit Grant Notice and Agreement under the 2004 Equity Incentive Award Plan.					X

21.1	Subsidiaries of Medivation, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of attorney (contained on signature page).					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this exhibit.
†	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIVATION, INC.

/s/ C. PATRICK MACHADO
C. Patrick Machado Chief Business Officer and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

Dated: March 16, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ DAVID T. HUNG, M.D. David T. Hung, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2011

/S/ C. PATRICK MACHADO C. Patrick Machado	Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ DANIEL D. ADAMS Daniel D. Adams	Director	March 16, 2011

/s/ GREGORY H. BAILEY Gregory H. Bailey	Director	March 16, 2011

/s/ KIM D. BLICKENSTAFF Kim D. Blickenstaff	Director	March 16, 2011

/s/ W. ANTHONY VERNON W. Anthony Vernon	Director	March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

Medivation, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of Medivation, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and December 31, 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 16, 2011

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$107,717	$57,463
Short-term investments	100,039	220,781
Receivable from collaboration partners (Note 3)	21,188	6,490
Prepaid expenses and other current assets	8,067	9,343

Total current assets	237,011	294,077
Property and equipment, net	862	1,092
Restricted cash	843	843
Other non-current assets	887	678

Total assets	$239,603	$296,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,229	$4,840
Accrued expenses	21,399	12,054
Deferred revenue	59,153	86,570
Other current liabilities	5,193	800

Total current liabilities	88,974	104,264
Deferred revenue, net of current	141,507	166,598
Other non-current liabilities	1,438	554

Total liabilities	231,919	271,416

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; issued and outstanding 34,573,829 shares at December 31, 2010 and 33,823,062 shares at December 31, 2009	346	338
Additional paid-in capital	218,786	202,361
Accumulated other comprehensive gain (loss)	2	(12)
Accumulated deficit	(211,450)	(177,413)

Total stockholders’ equity	7,684	25,274

Total liabilities and stockholders’ equity	$239,603	$296,690

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Collaboration revenue	$62,508	$69,254	$12,578

Operating expenses:
Research and development	72,228	87,728	54,895
Selling, general and administrative	23,005	28,983	21,865

Total operating expenses	95,233	116,711	76,760

Loss from operations	(32,725)	(47,457)	(64,182)
Other income (expense):
Interest income	317	1,128	1,206
Other income (expense), net	(57)	(152)	506

Total other income (expense)	260	976	1,712

Net loss before income tax	(32,465)	(46,481)	(62,470)
Income tax (benefit) expense	1,572	8,272	(10)

Net loss	$(34,037)	$(54,753)	$(62,460)

Basic and diluted net loss per common share	$(0.99)	$(1.71)	$(2.12)

Weighted average common shares used in the calculation of basic and diluted net loss per share	34,290	32,094	29,478

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(34,037)	$(54,753)	$(62,460)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	465	311	193
Accretion of discount on securities	(281)	(1,081)	(340)
Stock-based compensation	13,530	10,726	8,547
Changes in operating assets and liabilities:
Receivable from collaboration partners	(14,698)	(2,968)	(3,522)
Prepaid expenses and other current assets	(224)	(5,450)	(966)
Other assets	(322)	78	(606)
Accounts payable	(1,611)	(2,326)	5,419
Accrued expenses	9,345	6,282	3,554
Other current liabilities	4,393	707	23
Deferred revenue	(52,508)	40,745	212,423
Other non-current liabilities	884	144	(93)

Net cash provided by (used in) operating activities	(75,064)	(7,585)	162,172

Cash flows from investing activities:
Purchase of short-term investments	(209,888)	(342,437)	(248,935)
Maturities of short-term investments	331,000	272,000	100,000
Purchase of property and equipment	(197)	(631)	(268)
Change in restricted cash	1,500	(1,500)	(343)

Net cash provided by (used in) investing activities	122,415	(72,568)	(149,546)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	62,059	14,911
Stock option and warrant exercises	2,625	3,389	659
Excess tax benefits from stock-based compensation	278	714	—

Net cash provided by financing activities	2,903	66,162	15,570

Net increase (decrease) in cash and cash equivalents	50,254	(13,991)	28,196
Cash and cash equivalents at beginning of year	57,463	71,454	43,258

Cash and cash equivalents at end of year	$107,717	$57,463	$71,454

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$8,400	$—
Receivable from stock option exercises	$—	$436	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balances at January 1, 2008	28,837,290	288	100,970	—	(60,200)	41,058
Common stock issued:
In the June 2008 financing	1,129,518	11	14,989	—	—	15,000
Upon exercise of stock options and warrants	121,582	2	657	—	—	659
Offering expenses	—	—	(89)	—	—	(89)
Stock-based compensation expense	—	—	8,547	—	—	8,547
Net loss	—	—	—	—	(62,460)	(62,460)
Change in unrealized gain/(loss) on available-for-sale securities	—	—	—	693	—	693

Comprehensive loss	—	—	—	—	—	(61,767)

Balances at December 31, 2008	30,088,390	301	125,074	693	(122,660)	3,408

Common stock issued:
In the June 2009 financing	3,162,500	32	62,396	—	—	62,428
Upon exercise of stock options and warrants	553,006	5	3,820	—	—	3,825
Upon vesting of restricted stock units	19,166	—	—	—	—	—
Offering expenses	—	—	(369)	—	—	(369)
Stock-based compensation expense	—	—	10,726	—	—	10,726
Tax benefit from employee stock plan awards	—	—	714	—	—	714
Net loss	—	—	—	—	(54,753)	(54,753)
Change in unrealized gain/(loss) on available-for-sale securities	—	—	—	(705)	—	(705)

Comprehensive loss	—	—	—	—	—	(55,458)

Balances at December 31, 2009	33,823,062	338	202,361	(12)	(177,413)	25,274

Common stock issued:
Upon exercise of stock options and warrants	740,767	8	2,617	—	—	2,625
Upon vesting of restricted stock units	10,000	—	—	—	—	—
Stock-based compensation expense	—	—	13,530	—	—	13,530
Tax benefit from employee stock plan awards	—	—	278	—	—	278
Net loss	—	—	—	—	(34,037)	(34,037)
Change in unrealized gain/(loss) on available-for-sale securities	—	—	—	14	—	14

Comprehensive loss	—	—	—	—	—	(30,023)

Balances at December 31, 2010	34,573,829	$346	$218,786	$2	$(211,450)	$7,684

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1. DESCRIPTION OF BUSINESS

The Company is a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. The Company’s product candidates in clinical development are MDV3100, which is in Phase 3 development for the treatment of advanced prostate cancer, and dimebon (latrepirdine), which is in Phase 3 development for the treatment of Alzheimer’s disease and Huntington disease. The Company’s MDV3100 program is partnered with Astellas Pharma Inc., or Astellas, and its dimebon program is partnered with Pfizer Inc., or Pfizer.

In October 2009, the Company entered into a collaboration agreement with Astellas. Under the terms of the agreement, the Company and Astellas agreed to develop and commercialize MDV3100 for the treatment of advanced prostate cancer. The Company and Astellas share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by the Company. The Company and Astellas will share equally profits (or losses) resulting from commercialization of MDV3100 in the United States. Outside the United States, Astellas will bear all development and commercialization costs, and will pay the Company tiered double-digit royalties on aggregate net sales of MDV3100.

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

The Company has funded its operations primarily through private and public offerings of its common stock, and from the up-front, development milestone and cost-sharing payments from its collaboration agreements with Astellas and Pfizer. As of December 31, 2010, the Company had an accumulated deficit of $211.5 million and its expects to incur substantial additional losses for the foreseeable future as it continues to finance clinical and preclinical studies of its existing and potential future product candidates and its corporate overhead costs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation; Business Segments

The consolidated financial statements incorporate the accounts of Medivation and its operating subsidiaries. All significant inter-company transactions have been eliminated in consolidation. The Company operates in only one business segment.

(b) Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions principally relate to the performance periods of the Company’s deliverables under its collaboration agreements with Astellas and Pfizer, services performed by third parties but not yet invoiced, estimates of the fair value and forfeiture rates of stock options issued to employees and consultants, and estimates of the probability and potential magnitude of contingent liabilities. Actual results could differ from those estimates.

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

(g) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, short-term investments and receivables from collaboration partners to the extent of the amounts recorded on the balance sheets. The Company’s current investment policy is to invest only in a) debt securities issued by, or backed by the full faith and credit of, the U.S. government, b) repurchase agreements that are fully collateralized by such debt securities, and c) money market funds invested exclusively in the types of securities described in a) and b) above. Given this investment policy, the Company does not believe its exposure to credit risk with respect to the issuers of the securities in which it invests is material, and accordingly has no formal policy for mitigating such risk. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with one major bank in the United States. Deposits in this bank may exceed the amount of insurance provided on such deposits. The Company’s receivables from collaborative partners at December 31, 2010 were collected in full subsequent to December 31, 2010.

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

(i) Comprehensive Loss

Comprehensive loss equals net loss adjusted for unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity. The reconciliation of the Company’s net loss to comprehensive loss for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Net loss	$(34,037)	$(54,753)	$(62,460)
Change in unrealized gain / (loss) on available-for-sale securities	14	(705)	693

Comprehensive loss	$(30,023)	$(55,458)	$(61,767)

(j) Collaboration Agreement Payments

The Company accounts for the various payment flows under its collaboration agreements with Astellas and Pfizer in a consistent manner, as follows:

Estimated Performance Periods

Both the Astellas and Pfizer Collaboration Agreements contain multiple elements and deliverables, and required evaluation pursuant to Accounting Standards Codification, or ASC, 605-25 “Revenue Recognition—Multiple-Element Arrangements” (“ASC 605-25”). The Company evaluated the facts and circumstances of the Collaboration Agreements to determine whether it had obligations constituting deliverables under ASC 605-25. The Company concluded that it had multiple deliverables under both the Astellas and Pfizer Collaboration Agreements, including deliverables relating to grants of technology licenses, and performance of manufacturing, regulatory and clinical development activities in the U.S. In the case of the Astellas Collaboration Agreement, the period in which the Company performs its deliverables began in the fourth quarter of 2009 and management presently estimates that it will be completed in the fourth quarter of 2014. In the case of the Pfizer Collaboration Agreement, the period in which the Company performs its deliverables began in the fourth quarter of 2008 and management presently estimates that it will be completed in the fourth quarter of 2013. The Company also concluded that its deliverables under each Collaboration Agreement should be accounted for as a single unit of accounting under ASC 605-25.

Estimation of the performance periods of the Company’s deliverables requires the use of management’s judgment. Significant factors considered in management’s evaluation of the estimated performance periods include, but are not limited to, the Company’s experience, along with Astellas’ and Pfizer’s experience, in conducting clinical development and regulatory activities. The Company reviews the estimated duration of its performance periods under both collaborations on a quarterly basis and make any appropriate adjustments on a prospective basis. During the year ended December 31, 2010, the Company extended the estimated completion date of its performance period under the Pfizer Collaboration Agreement from the second quarter of 2012 to the fourth quarter of 2013, based on the failure of the CONNECTION study and the resulting longer period required to complete the clinical trials evaluating dimebon’s potential safety and efficacy as a treatment for mild-to-moderate Alzheimer’s disease. Future changes in estimates of either of the Company’s performance periods may materially impact the timing of future revenue recognized under the applicable collaboration agreement.

Up-Front Payments

The Company has received non-refundable up-front payments of $110.0 million and $225.0 million under its collaboration agreements with Astellas and Pfizer, respectively. The Company recognizes these payments as revenue on a straight-line basis over the applicable estimated performance period.

Milestone Payments

Under both the Astellas and Pfizer Collaboration Agreements, the Company is eligible to receive milestone payments based on achievement of specified development, regulatory and commercial events. Management evaluated the nature of the events triggering these contingent payments, and concluded that these events—except for (a) those relating to regulatory activities in Europe, development and regulatory activities in Japan, and commercial activities, all of which are areas in which the Company has no pertinent contractual responsibilities, and (b) the initiation of the Phase 3 PREVAIL trial under the Astellas Collaboration Agreement, an event which management deemed to be reasonably assured at the inception of the Astellas collaboration—constituted substantive milestones. This conclusion was based primarily on the facts that (i) each triggering event represents a specific outcome that can be achieved only through successful performance by the Company of one or more of its deliverables, (ii) achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to the Company, (iii) each of these milestones was substantive, based primarily on the facts that the payments they trigger are non-refundable, (iv) achievement of the milestone entails risk and was not reasonably assured at inception of the collaboration agreement, (v) substantial effort is required to complete each milestone, (vi) the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, (vii) a substantial amount of time is expected to pass between the up-front payment and the potential milestone payments, and (viii) the milestone payments relate solely to past performance. Based on the foregoing, the Company will recognize any revenue from these milestone payments under the substantive milestone method in the period in which the underlying triggering event occurs.

For the contingent payments triggered by events that do not constitute substantive milestones, management concluded that the appropriate revenue recognition treatment depends on whether the triggering event occurs during or after the performance period of the applicable Collaboration Agreement. Where the triggering event occurs during the applicable performance period, the Company will amortize any revenue from this event on a straight-line basis over the applicable performance period. Where the triggering event occurs after the applicable performance period, the Company will recognize the associated revenue in the period in which the event occurs.

Royalties and Profit Sharing Payments

Under both the Astellas and Pfizer Collaboration Agreements, the Company is eligible to receive profit sharing payments on sales of products in the U.S. and royalties on sales of products outside the U.S. The Company will recognize any revenue from these events based on the revenue recognition criteria set forth in ASC 605-10-25-1, “Revenue Recognition.” Based on those criteria, the Company considers these potential payments to be contingent revenues, and will recognize them as revenue in the period in which the applicable contingency is resolved.

Cost Sharing True-Up Payments

Under both the Astellas and Pfizer Collaboration Agreements, the Company and its partners share certain development and commercialization costs in the U.S. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared development and commercialization costs. The Company’s policy is to account for cost-sharing true-up payments receivable by it as reductions in expense, and to account for cost-sharing true-up payments payable by it as increases in expense.

(k) Research and Development

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred. In instances where the Company enters into agreements with third parties to provide research and development services to it, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

The Company’s cost accruals for clinical trials and other research and development activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and contract research organizations. In the normal course of business the Company contracts with third parties to perform various research and development activities in the on-going development of its product candidates, including without limitation, third party clinical trial centers and contract research organizations that perform and administer the Company’s clinical trials on its behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under these agreements depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials and other research and development activities are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the specific agreement.

The Company’s estimates are dependent upon the time lines and accuracy of data provided by third parties regarding the status and cost of studies, and may not match the actual services performed by the organizations. This could result in adjustment to the Company’s research and development expense in future periods. To date, the Company has had no significant adjustments.

(l) Stock Based Compensation

The Company records compensation expense associated with stock options, restricted stock units and other equity-based compensation in accordance with Statement of Financial Accounting Standards ASC 718, “Stock

Compensation,” or ASC 718. ASC 718 requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock units granted under the Company’s Amended and Restated 2004 Equity Incentive Award Plan, based on estimated fair values. The Company has applied the provisions of Staff Accounting Bulletin No. 107, or SAB 107, and Staff Accounting Bulletin No. 110, or SAB 110, in its application of ASC 718.

Stock compensation arrangements with non-employee service providers are accounted for in accordance with ASC 718 and ASC 505-50 Equity-Based Payments to Non-Employees using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

The Company recognized stock-based compensation expense of $13.5 million, $10.7 million, and $8.5 million in the years ended December 31, 2010, 2009, and 2008, respectively. Please refer to Note 9(g) “Stock-Based Compensation” for additional information.

(m) Promotional and Advertising Expense

Promotional and advertising costs are classified as selling, general and administrative expenses, and are expensed as incurred. Promotional and advertising expenses consist primarily of the costs of designing, producing and distributing materials promoting the Company or its product candidates, including its corporate website. Promotional and advertising expenses were insignificant in the years ended December 31, 2010, 2009 and 2008.

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

On January 1, 2007, the Company adopted ASC 740-10-25 (formerly FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109”. The Company had $4.1 million of unrecognized tax benefits at December 31, 2010 and does not expect its unrecognized tax benefits to change significantly over the next twelve months. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense as incurred.

(o) Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options, warrants and restricted stock units. Potential dilutive common shares have been excluded from the diluted loss per common share computations in all periods presented because such shares have an anti-dilutive effect on loss per share due to the Company’s net losses. There are no reconciling items used to calculate the weighted average number of common shares outstanding for basic and diluted net loss per share data.

Potential common shares outstanding at December 31, 2010, 2009 and 2008 were as follows:

	At December 31,
	2010	2009	2008
	(In thousands)
Outstanding options	5,041	5,604	4,856
Outstanding warrants	23	100	316
Outstanding restricted stock units	173	11	30

Total	5,237	5,715	5,202

(p) Recently Issued Accounting Pronouncements

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

In September 2009, FASB amended ASC 605 as summarized in Accounting Standards Update (ASU) 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements.” Guidance in ASC 605-25 on revenue arrangements with multiple deliverables has been amended to require an entity to allocate revenue to deliverables in an arrangement using its best estimate of selling prices if the vendor does not have vendor-specific objective evidence or third-party evidence of selling prices, and to eliminate the use of the residual method and require the entity to allocate revenue using the relative selling price method. The new guidance also requires expanded quantitative and qualitative disclosures about revenue from arrangements with multiple deliverables. The update is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis for new revenue arrangements entered into after adoption of the update, or by retrospective application. The Company will adopt this guidance on a prospective basis effective January 1, 2011, and does not expect the adoption to have a material impact to its 2011 consolidated financial statements.

3. COLLABORATION AGREEMENTS

(a) Collaboration Agreement with Astellas

In October 2009, the Company announced a collaboration agreement with Astellas. Under the Astellas Collaboration Agreement, the Company and Astellas agreed to collaborate on the development of MDV3100 for prostate cancer for the United States market, including associated regulatory filings with the FDA. In addition, if approved by the FDA, following such approval and the launch of MDV3100 in the United States, the Company, at its option, and Astellas will co-promote MDV3100 in the United States. Astellas is responsible for development of, seeking regulatory approval for and commercialization of MDV3100 outside the United States. Astellas will be responsible for commercial manufacture of MDV3100 on a global basis. Both the Company and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as MDV3100 for the treatment of specified indications for a specified time period, subject to certain exceptions.

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

Under the Astellas Collaboration Agreement, Astellas paid the Company an up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. The Company received a development milestone payment of $10.0 million in the fourth quarter of 2010. The Company is required to share 10% of the up-front and development milestone payments received under the Astellas Collaboration Agreement with UCLA pursuant to the terms of the MDV3100 license agreement. The Company paid 10% of the up-front and development milestone payments, or $11.0 million and $1.0 million, respectively, to UCLA in the fourth quarter of 2009 and the first quarter of 2011, respectively. The Company and Astellas will share equally the costs and expenses of development and commercialization of MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan, such as the ongoing Phase 3 AFFIRM and PREVAIL studies and the two new Phase 2 studies the Company and Astellas expect to initiate in the first half of 2011, will be shared two-thirds by Astellas and one-third by the Company. The Company and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States equally. Outside the United States, Astellas will bear all development and commercialization costs and will pay the Company tiered, double-digit royalties on the aggregate net sales of MDV3100.

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

At December 31, 2010, the Company had recorded an aggregate of $120.0 million in deferred revenue with respect to the Astellas Collaboration Agreement, $92.6 million of which remained unamortized. The remaining deferred revenue will be amortized on a straight-line basis over the expected performance period of the

Company’s deliverables under the Astellas Collaboration Agreement, which the Company presently expects will conclude in the fourth quarter of 2014. Amortized collaboration revenue with respect to the Astellas Collaboration Agreement totaled $23.5 million, $3.9 million and $0.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Under the Astellas Collaboration Agreement, the Company and Astellas share certain development and commercialization costs in the U.S. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared development and commercialization costs. The Company’s policy is to account for cost-sharing true-up payments receivable by it as reductions in expense, and to account for cost-sharing true-up payments payable by it as increases in expense. Development and commercialization cost true-up payments receivable from Astellas for the years ending December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Development cost true-up payments	$34,125	$2,784	$—
Commercialization cost true-up payments	520	74	—

Total	$34,645	$2,858	$—

At December 31, 2010, development and commercialization cost true-up payments receivable from Astellas were $11.6 million. The Company collected this amount in full in the first quarter of 2011.

(b) Collaboration Agreement with Pfizer

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

Under the Pfizer Collaboration Agreement, Pfizer paid the Company an up-front cash payment of $225.0 million in the fourth quarter of 2008. The Company is also eligible to receive payments of up to $500.0 million upon the attainment of development and regulatory milestones plus additional milestone payments upon the achievement of certain net sales levels for the product. The Company and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share, and the Company and Pfizer will share profits (or losses) resulting from the commercialization of dimebon in the United States in such proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay the Company tiered royalties on the aggregate net sales of dimebon.

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

At December 31, 2010, the Company had recorded an aggregate of $225.0 million in deferred revenue with respect to the Pfizer Collaboration Agreement, $108.0 million of which remained unamortized. The remaining deferred revenue will be amortized on a straight-line basis over the expected performance period of the Company’s deliverables under the Pfizer Collaboration Agreement, which the Company presently expects will conclude in the fourth quarter of 2013. Amortized collaboration revenue with respect to the Pfizer Collaboration Agreement totaled $39.0 million, $65.4 million and $12.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Under the Pfizer Collaboration Agreement, the Company and Pfizer share certain development and commercialization costs in the U.S. The parties make quarterly true-up payments between themselves to ensure that each has borne its applicable percentage of the shared development and commercialization costs. The Company’s policy is to account for cost-sharing true-up payments receivable by it as reductions in expense, and to account for cost-sharing true-up payments payable by it as increases in expense. Development and commercialization cost true-up payments receivable from (payable to) Pfizer for the years ending December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Development cost true-up payments	$29,139	$20,435	$3,231
Commercialization cost true-up payments	(1,084)	(720)	291

Total	$28,055	$19,715	$3,522

At December 31, 2010, development and commercialization cost true-up payments receivable from Pfizer were $9.6 million. The Company collected this amount in full in the first quarter of 2011.

4. SHORT-TERM INVESTMENTS

As of December 31, 2010, the amortized cost, gross unrealized gain, and estimated fair value for available-for-sale securities, consisting solely of a United States treasury note maturing in April 2011, was $100.0 million, $0.0 million and $100.0 million, respectively. As of December 31, 2009, the amortized cost, gross unrealized gain, and estimated fair value for available-for-sale securities, consisting solely of United States treasury notes maturing in February, July and August 2010, was $220.8 million, $0.0 million and $220.8 million, respectively.

5. PROPERTY AND EQUIPMENT

The components of the Company’s property and equipment and related accumulated depreciation and amortization at December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009
Furniture and fixtures	$221	$221
Leasehold improvements	630	630
Computer equipment and software	632	484
Laboratory equipment	349	311
Construction in progress	22	11

	1,854	1,657
Less: accumulated depreciation and amortization	(992)	(565)

	$862	$1,092

Depreciation and amortization expense on property and equipment was $427,000, $307,000 and $189,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

6. ACCRUED EXPENSES

Accrued expenses at December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,
	2010	2009
Payroll and payroll related	$617	$759
Preclinical and clinical trials	19,190	10,529
Other	1,592	766

Total accrued expenses	$21,399	$12,054

7. DEFERRED REVENUE

Deferred revenue at December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,
	2010	2009
Current portion:
Deferred revenue related to Pfizer (see Note 3b)	$36,015	$65,361
Deferred revenue related to Astellas (see Note 3a)	23,138	21,209

Total	$59,153	$86,570

Long-term portion:
Deferred revenue related to Pfizer (see Note 3b)	$72,030	$81,701
Deferred revenue related to Astellas (see Note 3a)	69,477	84,897

Total	$141,507	$166,598

8. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities at December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,
	2010	2009
Deferred rent and lease incentives	$146	$262
Other non-current liabilities	1,292	292

Total other non-current liabilities	$1,438	$554

9. STOCKHOLDERS’ EQUITY

(a) Common Stock

In the years ended December 31, 2009 and 2008, the Company raised $62.4 million and $15.0 million, respectively, in registered offerings of 3,162,500 and 1,129,518 shares of its common stock. Cash offering costs of $369,000 and $69,000 incurred in connection with these offerings were charged against additional paid-in capital in the years ended December 31, 2009 and 2008, respectively.

(b) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at December 31, 2010.

(c) Medivation Equity Incentive Plan

The Medivation Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, which is stockholder-approved, provides for the issuance of options, restricted stock units and other stock-based awards, including restricted stock and stock appreciation rights, covering up to 7,500,000 shares of Medivation’s common stock. Shares issued upon exercise of stock-based awards are new shares that have been reserved for issuance under the plan. The amendment and restatement of the Medivation Equity Incentive Plan was approved by the Board and by the stockholders in March and May 2007, respectively.

The Medivation Equity Incentive Plan is administered by the Board, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Medivation Equity Incentive Plan cannot exceed ten years. Options generally have an exercise price equal to the fair market value of the common stock on the grant date, and generally vest over a period of four years. The options may contain an early exercise feature, pursuant to which the optionee may exercise the option before it has vested. However, so long as an option remains unvested, all shares purchased upon early exercise remain subject to repurchase by Medivation at the option exercise price if the optionee’s service with Medivation terminates. For purposes of the following disclosures, early exercise options are not considered to have been exercised, or to be exercisable, until this repurchase right has lapsed. To date, the Company has not issued any shares upon early exercise of stock options. Restricted stock units granted under the Medivation Equity Incentive Plan typically vest in three equal installments on the first, second and third anniversaries of the grant date. In addition, all outstanding awards under the Medivation Equity Incentive Plan, including all outstanding stock options and restricted stock units, will accelerate and become immediately exercisable upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan.

(d) Stock Options

The following table summarizes stock option activity under the Medivation Equity Incentive Plan for the years ended December 31, 2010, 2009 and 2008:

	Number of Shares	Weighted Average Exercise price
Options outstanding, December 31, 2007	3,359,326	$10.10
Granted	1,629,448	$17.96
Exercised	(116,086)	$5.68
Forfeited	(16,783)	$20.83

Options outstanding, December 31, 2008	4,855,905	$12.81
Granted	1,140,543	$31.53
Exercised	(344,430)	$10.62
Forfeited	(48,058)	$18.12

Options outstanding, December 31, 2009	5,603,960	$16.71
Granted	698,059	$14.96
Exercised	(733,589)	$4.29
Forfeited	(527,127)	$25.19

Options outstanding, December 31, 2010	5,041,303	$17.39

Using the Black-Scholes option valuation model, the weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009, and 2008 was $9.64 per share, $23.04 per share and $11.91 per share respectively. Further information regarding the value of options vested and exercised during the years ended December 31, 2010, 2009 and 2008, is set forth below.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Grant-date fair value of options vested during period	$13,730	$11,653	$7,717
Intrinsic value of options exercised during period	$8,584	$6,208	$2,198

A total of 5,041,303 options were outstanding at December 31, 2010. These options had a weighted average remaining contractual life of 7.3 years, a weighted average exercise price of $17.39 per share and an aggregate intrinsic value of $12.4 million.

Of the 5,041,303 options outstanding at December 31, 2010, a total of 2,987,443 were exercisable as of that date. These exercisable options had a weighted average remaining contractual life of 6.3 years, a weighted average exercise price of $14.53 per share and an aggregate intrinsic value of $11.4 million.

As of December 31, 2010, consultants held an aggregate of 13,785 unvested options at a weighted average exercise price of $26.51 per share.

(e) Restricted Stock Units

The following table summarizes information restricted stock unit activity under the Medivation Equity Incentive Plan for the years ended December 31, 2010, 2009 and 2008:

	Shares	Weighted Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value in $000s	Weighted Average Remaining Vesting Period in Years
Restricted Stock Units:
Balance at December 31, 2008	30,000	$15.71	$437	2.0
Granted	—	—
Vested	19,166	15.71
Cancelled	—	—

Balance at December 31, 2009	10,834	$15.71	$408	1.0
Granted	172,285	14.22
Vested	10,000	15.71
Cancelled	—	—

Balance at December 31, 2010	173,119	$14.23	$2,626	3.0

All restricted stock units issued to date by the Company vest over a three year period, with one-third of the shares vesting on each of the first, second and third anniversaries of the grant date.

(f) Warrants

At December 31, 2010, warrants to purchase an aggregate of 22,904 shares of Medivation common stock at a weighted average exercise price of $6.92 per share were outstanding. These outstanding warrants expire between 2014 and 2017.

(g) Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards ASC 718, Stock Compensation. ASC 718 requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock units awarded under our Amended and Restated 2004 Equity Incentive Award Plan, based on estimated fair values. The Company has applied the provisions of Staff Accounting Bulletin No. 107, or SAB 107, and Staff Accounting Bulletin No. 110, or SAB 110, in its adoption of ASC 718.

Stock compensation arrangements with non-employee service providers are accounted for in accordance with ASC 505-50 Equity-Based Payments to Non-Employees using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

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

The fair value of restricted stock units equals the closing market price of the Company’s common stock on the applicable grant date.

The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. Prior to the first quarter of 2010, due to its limited history of option exercise behavior, the Company used the simplified method of estimating option term provided for in the Commission’s Staff Accounting Bulletins 107 and 110 for options granted to employees and directors, which resulted in an estimated option term of six years. Beginning in the first quarter of 2010, the Company changed to a method based on its actual exercise experience and an assumption that unexercised options will remain outstanding for a period equal to the midpoint between the date the option vests in full and the contractual option termination date. Beginning the first quarter of 2010, this new methodology produced an estimated term for options granted to employees and directors ranging from 5.92 to 5.99 years. For consultant options, at each valuation date the Company uses an estimated option term equal to the period then required for the option to vest in full. Consultant options generally vest over a period of four years from the option grant date. Different estimates of volatility, dividend yield, risk-free rate and expected term could materially change the value of an option and the resulting expense.

The Black-Scholes assumptions used in the years ended December 31, 2010, 2009 and 2008 for employee and director options are as follows:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	1.48–2.39%	1.71–2.87%	2.96–3.94%
Estimated term (in years)	6	6	6
Estimated volatility	71–72%	72–88%	62–84%
Estimated dividend yield	None	None	None

The Black-Scholes assumptions used in the years ended December 31, 2010, 2009 and 2008 for consultant options are as follows:

Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	0.32–1.66%	0.37–1.70%	0.37–3.36%
Estimated term (in years)	0.5–4	0.3–4	0.2–4
Estimated volatility	71–79%	74–91%	60–87%
Estimated dividend yield	None	None	None

The Company recognized stock-based compensation expense of $13.5 million, $10.7 million, and $8.5 million in the years ended December 31, 2010, 2009 and 2008, respectively. These amounts break out by category of expense and by identity of grantee as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stock-based compensation expense recognized as:
Research and development expense	$7,629	$5,664	$4,216
General and administrative expense	5,901	5,062	4,331

Total stock-based compensation expense	$13,530	$10,726	$8,547

	Year Ended December 31,
	2010	2009	2008
Stock-based compensation expense with respect to:
Awards to employees and directors	$13,447	$10,051	$7,071
Awards to consultants	83	675	1,476

Total stock-based compensation expense	$13,530	$10,726	$8,547

At December 31, 2010, the unrecognized compensation cost attributable to employee and director awards totaled $29.2 million, which is expected to be recognized as expense over a weighted-average remaining requisite service period of 2.7 years.

10. RETIREMENT PLAN

The Company has a 401(k) defined contribution savings plan (401(k) Plan). The 401(k) Plan is for the benefit of all employees and permits voluntary contributions by employees up to 80% of their annual pretax compensation limited by the IRS-imposed maximum. Effective January 1, 2009, the Company matched 75% of each employee’s contributions up to a maximum 6% of the employee’s eligible earnings. Employer contributions to the plan were $0.5 million and $0.4 million for the years ended December 31, 2010 and 2009 respectively.

11. INCOME TAXES

Pretax loss is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$(32,465)	$(46,481)	$(62,470)
Foreign	—	—	—

Loss before tax	$(32,465)	$(46,481)	$(62,470)

The income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current
Federal	$5,012	$441	$(12)
State	(3,440)	7,831	2

	$1,572	$8,272	$(10)

Deferred
Federal	$—	$—	$—
State	—	—	—

Total Deferred	$—	$—	$—
Total income tax expense	$1,572	$8,272	$(10)

A reconciliation of the statutory federal income tax to the Company’s effective tax rates for the periods ended is as follows:

	Year Ended December 31,
	2010	2009	2008
Federal tax provision at statutory rate	35.00%	35.00%	35.00%
State taxes (net of federal benefit)	(4.17%)	6.91%	5.73%
Change in tax reserve	(1.84%)	0.00%	0.00%
Orphan Drug Credit	(1.06%)	0.00%	0.00%
Stock-based compensation	(2.03%)	(1.26%)	(0.86%)
Change in Valuation Allowance	(39.65%)	(66.60%)	(41.81%)
Research and development credits	9.72%	6.54%	1.53%
Other	(0.81%)	1.52%	0.41%

Provision for taxes	(4.84%)	(17.89%)	0.00%

Deferred income taxes reflect the net tax effects of temporary difference between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets
Deferred Revenue	76,638	59,922
Net operating loss carry forward	4,786	5,912
Stock-based compensation	8,243	7,552
Research & development credit	3,280	4,430
Depreciation, amortization and other	120	16
Accruals and reserves	729	3,091

Total Deferred Tax Assets	93,796	80,923
Less: Valuation Allowance	(93,796)	(80,923)

Net Deferred Tax Assets	0	0

The income tax provision for 2010 was approximately $1.57 million, which mainly consists of the federal and state income tax and represents an effectively tax rate of -4.84%. The effective tax rate for 2010 has decreased substantially to -4.84% from -17.89% for 2009 was primarily attributed to the state tax benefit recognized in 2010 from the 2009 California income tax refund.

During the year ended December 31, 2010, the Company accelerated the recognition of revenue related to the Astellas’ non-refundable, up-front payment received in 2009 for income tax purposes, while such revenue is deferred for financial statement purposes. The Company also accelerated the recognition of the milestone payment of $10.0 million received in October 2010 from Astellas for income tax purposes while that part of the revenue has been deferred for GAAP purposes. Due to the suspension of California Net Operating Loss utilization in 2010, the Company was not able to utilize the NOL carryforwards to offset the taxable income in 2010.

Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $12.9 million, $30.8 million, and $26.1 million during the years ended December 31, 2010, 2009, and 2008 respectively.

On January 1, 2007, the Company adopted ASC 740-10-25, “Accounting for Uncertainty in Income Taxes” (ASC 740-10-25). At December 31, 2010 and 2009, the Company has approximately $4.1 million and $0.9 million, respectively, in total unrecognized tax benefit. Approximately $1.2 million of the total gross unrecognized tax benefit at December 31, 2010, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2010	2009	2008
Balance as of beginning of year	$889	$358
Additions based on tax positions related to the current year	393	429	145
Additions based on tax position related to prior year	2,846	102	213
Settlements	—	—	—
Lapse in statute of limitations	—	—	—

Balance as of end of year	$4,128	$889	$358

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense as incurred. The Company has accrued small amount of interest at December 31, 2010. The Company does not anticipate material change in unrecognized tax benefits during the next twelve months.

The Company is currently under audit by the Internal Revenue Service (“IRS”) for the tax year of 2008. The audit is still at the preliminary stage, no audit adjustment has been recorded as of December 31, 2010. There is no other on-going tax audit with state tax jurisdictions. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss (NOL) and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in IRC Section 382. The Company completed Section 382 studies through December 31, 2010, and concluded that ownership changes occurred in 2004, 2007 and 2010. The ownership changes did not result in a reduction of its net operating loss or in its research and development credits expiring unused. As of December 31, 2010, the Company has no federal net operating loss carryforwards.

In response to budgetary pressures, the State of California has temporarily suspended the use of net operating loss carryforwards for the year 2008, 2009, 2010 and 2011. The Company’s ability to utilize its California net operating loss carryforwards is limited to offset its current year taxable income. As of December 31, 2010, the Company has state net operating loss carryforwards of approximately $105.1 million, which will expire at various dates between the years 2016 and 2021, if not utilized.

In addition, the Company had federal research and development credit and Orphan Drug credit carryforwards of approximately $6.2 million and $6.6 million as of December 31, 2010 and December 31, 2009, respectively. The federal tax credit carryforwards expires in the year 2029 through 2030, if not used. At December 31, 2009, the Company had state research and development credit carryforwards of approximately $0.2 million. The Company utilized all of its California research and development credit carryforwards in 2010 and therefore, has no state research and development credit carryforwards at December 31, 2010.

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

Fair valued assets that are generally included in this category are cash equivalents comprised of money market funds and short-term investments.

•

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

At December 31, 2010 and 2009, the Company did not have any fair valued assets or liabilities classified as Level 2.

•

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

At December 31, 2010 and 2009, the Company did not have any fair valued assets or liabilities classified as Level 3.

Assets measured at fair value as of December 31, 2010 and 2009 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair value measurements using
	Carrying Value	Level 1	Level 2	Level 3
December 31, 2010:
Money market funds	$53,657	$53,657	$—	$—
U.S. Treasury notes	99,964	99,964	—	—
December 31, 2009:
Money market funds	$41,761	$41,761	$—	$—
U.S. Treasury notes	220,781	220,781	—	—

13. COMMITMENTS AND CONTINGENCIES

For the conduct of its operations, the Company leases approximately 34,000 square feet of office space located at 201 Spear Street, San Francisco, California 94105 pursuant to leases that expire in July 2012 and May 2013. In November 2009 the Company signed a lease for approximately 64,000 square feet of office space located at 345 Spear Street, San Francisco, California 94105. Because of the negative CONNECTION trial results, the Company terminated the 345 Spear Street lease in March 2010, and paid a $1.5 million termination fee to the landlord, half of which was recorded as expense in the fourth quarter of 2009 and the remaining half of which was recorded as expense in the first quarter of 2010. This expense recognition represents amortization of the $1.5 million minimum lease payments over the term of the lease. The Company also leases 5,700 square feet of office space located at 55 Hawthorne Street, San Francisco, California 94105, its former office location. The Company has sub-leased the Hawthorne Street space to a third party through April 2011, when the Company’s lease expires.

The Company is committed to pay a portion of the actual operating expenses under its office lease agreements. These operating expenses are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. The Company recognizes rent expense under such arrangements on a straight-line basis over the term of lease.

At December 31, 2010, future minimum payments under the Company’s non-cancelable operating leases were as follows (in thousands):

	Facilities	Equipment	Total
2011	$1,511	$24	1,535
2012	1,190	20	1,210
2013	309	5	314
2014	—	—	—
2015 and after	—	—	—

Total minimum payments required	$3,010	$49	$3,059

Rent expense, net of sublease income, for the years ended December 31, 2010, 2009, 2008 was $2.2 million, $2.8 million and $0.6 million respectively. Sublease income was $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

On March 9, 2010, the first of three purported securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits are largely identical and allege violations of the Securities Exchanges Act of 1934 in connection with allegedly false and misleading statements made by the Company related to dimebon. The plaintiffs allege among other things that the Company disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease, making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs purport to seek damages, an award of its costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired the Company’s common stock between July 17, 2008 and March 2, 2010. These lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, the Company could be forced to expend significant resources in the defense of those suits and it may not prevail. The Company has not established any reserve for any potential liability relating to these lawsuits. The Company’s management believes that the Company has meritorious defenses and intends to defend these lawsuits vigorously. The Company believes it is entitled to coverage under its relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

14. RESTRUCTURING

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

The following table summarizes the restructuring charges discussed above, as well as the remaining unpaid balance at December 31, 2010 (in thousands):

	Personnel Costs	Facilities Related	Total
Balance at December 31, 2009	$—	$—	$—
Additions	798	72	870
Payments	(763)	(72)	(835)

Balance at December 31, 2010	$35	$—	$35

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited quarterly results of operations of the Company for the years ended December 31, 2010 and 2009, respectively. The unaudited information is prepared on the same basis as the audited consolidated financial statements. The Company’s operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2010
Collaboration revenue	$15,734	$15,792	$14,350	$16,632
Operating expenses	(33,421)	(23,229)	(21,087)	(17,496)
Loss from operations	(17,687)	(7,437)	(6,737)	(864)
Net loss	(17,465)	(7,240)	(5,443)	(3,889)
Basic and diluted net loss per common share	$(0.51)	$(0.21)	$(0.16)	$(0.11)
Weighted average common shares used in the calculation of basic and diluted net loss per share	33,953	34,053	34,570	34,573

2009
Collaboration revenue	$16,340	$16,340	$16,341	$20,233
Operating expenses	(22,081)	(24,156)	(27,564)	(42,910)
Loss from operations	(5,741)	(7,816)	(11,223)	(22,677)
Net loss	(5,609)	(8,923)	(13,973)	(26,248)
Basic and diluted net loss per common share	$(0.19)	$(0.29)	$(0.42)	$(0.78)
Weighted average common shares used in the calculation of basic and diluted net loss per share	30,105	31,154	33,468	33,595

Exhibit Index

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1	(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2		3/16/2009

4.1	Common Stock Certificate.	SB-2/A	333-03252	4.1		6/14/1996

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1		12/4/2006

10.1	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004.	SB-2	333-122431	10.5	(a)	1/31/2005

10.2*	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004.	SB-2	333-122431	10.6		1/31/2005

10.3*	Amended and Restated 2004 Equity Incentive Award Plan.	10-KSB	001-32836	10.4	(a)	2/19/2008

10.4*	Form of Stock Option Agreement under the 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7	(b)	2/11/2005

10.5*	Form of Stock Option Agreement for Early Exercisable Options under the 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7	(c)	2/11/2005

10.6**	Amended and Restated Collaboration Agreement, dated as of October 20, 2008, between Medivation, Inc. and Pfizer Inc.	10-Q	001-32836	10.8		11/10/2008

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.7*	Bonuses for Fiscal Year 2009 and Base Salaries for Fiscal Year 2010 for Certain Executive Officers.	8-K	001-32836	10.1	12/7/2009

10.8*	Medivation, Inc. 2010 Bonus Plan Summary.	8-K	001-32836	10.2	12/7/2009

10.9*	Change of Control Severance Benefits Agreement, dated as of February 2, 2009, between Medivation, Inc. and David Hung, M.D.	10-K	001-32836	10.11	3/16/2009

10.10*	Severance Benefits Agreement, dated as of February 9, 2009, between Medivation, Inc. and Rohan Palekar.	10-K	001-32836	10.12	3/16/2009

10.11*	Form of Medivation, Inc. Change of Control Severance Benefits Agreement.	10-K	001-32836	10.13	3/16/2009

10.12**	Collaboration Agreement, dated as of October 26, 2009, by and between Medivation, Inc. and Astellas US LLC.	10-K	001-32836	10.15	3/15/2010

10.13	Office Lease Agreement, dated as of November 2, 2009, by and between Medivation, Inc. and PPF OFF 345 Spear Street, LP.	10-K	001-32836	10.16	3/15/2010

10.14*	Compensation Information for Non-Employee Directors.	10-K	001-32836	10.17	3/15/2010

10.15**	Exclusive License Agreement, dated as of August 12, 2005, as amended through October 21, 2009, by and between Medivation, Inc. and The Regents of the University of California.	10-Q/A	001-32836	10.18	8/20/2010

10.16	Office Lease, dated April 18, 2007, by and between CREA Spear Street Terrace LLC and Medivation, Inc.					X

10.17	Sublease, dated November 10, 2008, by and between MacFarlane Partners Investment Management, LLC and Medivation, Inc.					X

10.18	First Amendment to Lease, dated September 16, 2009, by and between CREA Spear Street Terrace LLC and Medivation, Inc.					X

10.19	Second Amendment to Lease, dated November 30, 2010, by and between CREA Spear Street Terrace LLC and Medivation, Inc.					X

10.20*	Base Salaries for Fiscal Year 2011 for Certain Executive Officers.					X

10.21*	Medivation, Inc. 2011 Bonus Plan Summary.					X

10.22	Form of Restricted Stock Unit Grant Notice and Agreement under the 2004 Equity Incentive Award Plan.					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

21.1	Subsidiaries of Medivation, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of attorney (contained on signature page).					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this exhibit.
†	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.