Form 10-K/A
period 2010-12-31
MEDIVATION, INC.
filed 2011-05-02
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

MEDIVATION, INC.

2010 ANNUAL REPORT ON FORM 10-K

AMENDMENT NO. 1

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or the Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 16, 2011, or the 10-K. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2011 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e., occurring after March 16, 2011) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS OF THE REGISTRANT

The following includes a brief biography of each member of our Board of Directors, or the Board, including their respective ages as of April 29, 2011. The brief biographies below also include information regarding the specific experience, qualifications, attributes or skills that led our Board to determine that the applicable director should serve as a member of our Board as of the date of this report.

NAME	AGE	PRINCIPAL OCCUPATION/ POSITION HELD WITH MEDIVATION
Daniel D. Adams	70	Executive Chairman and Chief Executive Officer of Protein Sciences Corporation
Gregory H. Bailey, M.D.	55	Managing Partner of Palantir Group, Inc.
Kim D. Blickenstaff	58	Chairman of the Board of Medivation, Inc., President and CEO of Tandem Diabetes Care
David T. Hung, M.D.	53	President and CEO of Medivation, Inc.
W. Anthony Vernon	55	Executive Vice President and President, Kraft Foods of North America

Daniel D. Adams. Mr. Adams has served as a member of our Board since 2005. Mr. Adams is a member of the Audit Committee of the Board, or the Audit Committee, the Compensation Committee of the Board, or the Compensation Committee, and the Nominating and Corporate Governance Committee of the Board, or the Nominating and Corporate Governance Committee. Mr. Adams has been the Executive Chairman of Protein Sciences Corporation, a biopharmaceutical service company, since 2010, Chairman of its board of directors since April 2009 and President and Chief Executive Officer since July 1996. Mr. Adams also was a co-founder and the first Chief Executive Officer of Biogen, and the founder of Advanced Genetic Sciences, Inc., Plant Genetic Systems and Allerx, Inc. Mr. Adams holds a B.A. degree in Chemistry from Cornell University and a J.D. magna cum laude from New York University School of Law. Mr. Adams brings to the Board considerable industry, executive management and financial experience as a prior founder and Chief Executive Officer of multiple life sciences companies.

Gregory H. Bailey, M.D. Dr. Bailey has served as a member of our Board since 2005. Dr. Bailey is a member of our Compensation Committee and our Audit Committee. Since January 2007, Dr. Bailey has been the managing partner of Palantir Group, Inc., a biotech merchant bank. From April 2006 to December 2008, Dr. Bailey was on the board of directors of Opexa Therapeutics, Inc., or Opexa, a publicly held cellular therapy company. From May 2004 until January 2007, Dr. Bailey was managing director at MDB Capital Group LLC, an investment banking firm. Prior to that, Dr. Bailey was a life science analyst at Participating Capital, an investment banking firm, since 1995. Dr. Bailey holds an M.D. from the University of Western Ontario. Dr. Bailey brings to the Board his substantial experience in the capital markets, particularly relating to life sciences companies.

Kim D. Blickenstaff. Mr. Blickenstaff has served as a member of our Board since 2005 and as the Chairman of our Board since 2007. Mr. Blickenstaff is a member of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee. Mr. Blickenstaff has been President and Chief Executive Officer of Tandem Diabetes Care, a privately held company focusing on improved insulin infusion therapy, since September 2007. From 1988 until August 2007, Mr. Blickenstaff served as Chairman and Chief Executive Officer of Biosite Incorporated, a provider of medical diagnostic products. Mr. Blickenstaff was a director of SenoRx, Inc., a public company that is focused on developing improved breast cancer biopsy and treatment devices from 2002 to 2010, and was a member of its compensation committee. Mr. Blickenstaff was formerly a certified public accountant and has more than 10 years of experience overseeing the preparation of financial statements. Mr. Blickenstaff received a B.A. from Loyola University, Chicago and an M.B.A. from the Graduate School of Business, Loyola University, Chicago. We recruited Mr. Blickenstaff to the Board based on his substantial experience as a founder and chief executive officer of life sciences companies, as well as his financial and accounting skills and experience.

David T. Hung, M.D. Dr. Hung has been our President and Chief Executive Officer, as well as a member of our Board, since December 2004. Previously, Dr. Hung served as the President and Chief Executive Officer, and member of the board of directors, of Medivation Neurology, Inc. from its inception in September 2003 through December 2004, when it became our wholly owned subsidiary by merger. Dr. Hung continues to serve as its President and Chief Executive Officer and as a member of its board of directors. From 1998 until 2001, Dr. Hung was employed by ProDuct Health, Inc., a privately held medical device company, as Chief Scientific Officer (1998-1999) and as President and Chief Executive Officer (1999-2001). Dr. Hung served as a consultant to Cytyc Corporation from 2001 until 2002 to assist with transitional matters related to Cytyc Corporation’s acquisition of ProDuct Health, Inc. Dr. Hung is a director and member of the compensation committee of Opexa. Dr. Hung received an M.D. from the University of California, San Francisco, School of Medicine, and an A.B. in Biology from Harvard College. Dr. Hung is a co-founder of Medivation, has served as our President and Chief Executive Officer since inception, and is responsible for our overall corporate strategy and selection of our product development candidates. Dr. Hung also brings to the Board his experience as a practicing physician and molecular biologist.

W. Anthony Vernon. Mr. Vernon has served as a member of our Board since 2006. Mr. Vernon is a member of our Compensation Committee and our Nominating and Corporate Governance Committee. He has served at Kraft Foods, Inc., a publicly held food company, as Executive Vice President and President, Kraft Foods of North America since 2009, where he leads Kraft’s $24 billion business in the United States and Canada. From 2006 to 2009, Mr. Vernon was the Healthcare Industry Partner at Ripplewood Holdings, Inc., a private equity firm. Mr. Vernon had previously led a number of Johnson & Johnson’s largest franchises during a 24-year career at Johnson & Johnson, a public company engaged in the research and development, manufacture and sale of products in the health care field. From 2004 until 2005, Mr. Vernon was employed as Company Group Chairman of Depuy Inc., an orthopedics company which is a subsidiary of Johnson & Johnson. From 2001 until 2004, Mr. Vernon served as President and Chief Executive Officer of Centocor, Inc., a biomedicines company which is a division of Johnson & Johnson. He has also served as President of McNeil Consumer Products and Nutritionals, Worldwide President of The Johnson & Johnson-Merck Joint Venture and as a member of Johnson & Johnson’s Group Operating Committees for Consumer Healthcare and Nutritionals, Biopharmaceuticals, and Medical Devices and Diagnostics. He is also a director of several consumer, biotech and medical device companies, including NovoCure Ltd. and Zeo, Inc., and was formerly a director of Uluru Inc., a public specialty pharmaceutical company, from August 2007 to December 2009. Mr. Vernon also serves as a director of the Philadelphia Youth Organization, a non-profit foundation. Mr. Vernon received a B.A. from Lawrence University and an M.B.A. from the Northwestern University Kellogg Graduate School of Management. We recruited Mr. Vernon to the Board based on his substantial executive management, commercialization, business development and financial experience at a large, multinational pharmaceutical company.

There are no family relationships between any of our directors or executive officers.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and certain other information concerning our executive officers as of April 29, 2011 is set forth below:

NAME	AGE	POSITIONS HELD WITH MEDIVATION
David T. Hung, M.D.	53	President, Chief Executive Officer, Director
C. Patrick Machado	47	Chief Business Officer and Chief Financial Officer
Lynn Seely, M.D.	52	Senior Vice President, Chief Medical Officer
Rohan Palekar	45	Chief Commercial Officer

David T. Hung, M.D. Biographical information regarding Dr. Hung is set forth under “Directors of the Registrant” above.

C. Patrick Machado. Mr. Machado has been our Chief Business Officer since December 2009 and our Chief Financial Officer since December 2004. Previously, Mr. Machado served as the Senior Vice President and Chief Financial Officer, and a member of the Board of Directors, of Medivation Neurology, Inc. from its inception in September 2003 through December 2004, when it became our wholly owned subsidiary by merger. From 1998 until 2001, Mr. Machado was employed by ProDuct Health, Inc., a privately held medical device company, as Vice President, Chief Financial Officer and General Counsel (1998-2000) and as Senior Vice President and Chief Financial Officer (2000-2001). From 2001 until 2002, Mr. Machado served as a consultant to Cytyc Corporation to assist with transitional matters related to Cytyc Corporation’s acquisition of ProDuct Health, Inc. Mr. Machado received a J.D. from Harvard Law School and a B.A. and B.S. in German and Economics, respectively, from Santa Clara University.

Lynn Seely, M.D. Dr. Seely joined us as our Chief Medical Officer in March 2005. She was promoted to Senior Vice President and Chief Medical Officer in January 2009. From September 2002 to March 2005, Dr. Seely served as Vice President of Clinical Development at Anesiva, Inc., formerly Corgentech Inc., a biomedical company. From 1996 through 2000, Dr. Seely served as an Associate Director of Clinical Development at Chiron Corporation, a biotechnology company. Dr. Seely served as Vice President of Clinical Development at ProDuct Health, Inc., a privately held medical device company, from 2000 to 2001. Dr. Seely subsequently served as Vice President of Clinical Development for Cytyc Health Corporation, a medical device company and subsidiary of Cytyc Corporation, a medical device company, from 2001 to 2002, where she assisted with transitional matters related to Cytyc Corporation’s acquisition of ProDuct Health, Inc. Dr. Seely received an M.D. from the University of Oklahoma College of Medicine and completed her residency in internal medicine at Yale-New Haven Hospital.

Rohan Palekar. Mr. Palekar joined us as our Chief Commercial Officer in January 2008, following a 16-year commercial career at the Johnson & Johnson family of companies in positions of increasing seniority. From 2005 to December 2007, Mr. Palekar served as Vice President, Sales and Marketing—Dermatology for Centocor, Inc., where he led the sales and marketing group for Remicade®, a multi-billion dollar anti-TNF antibody. From 2001 to 2005, Mr. Palekar was Worldwide Vice President, Global Biologics Strategic Marketing for Centocor, where he managed a portfolio of more than ten molecules targeting a broad range of indications. Mr. Palekar also served as a member of the Johnson & Johnson Pharmaceuticals Group Marketing Excellence Steering Committee. Mr. Palekar earned a Bachelor of Commerce and a Bachelor of General Laws from the University of Bombay and a Master of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Medivation. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

CERTAIN CORPORATE GOVERNANCE MATTERS

CODE OF ETHICS

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The code of business conduct and ethics is available on our website at www.medivation.com. If we make any substantive amendments to our code of business conduct and ethics or grant to any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our code of business conduct and ethics, we will disclose the nature of the waiver or amendment on our website or in a Current Report on Form 8-K.

DIRECTOR NOMINATIONS

No material changes have been made to the procedures by which security holders may recommend nominees to our Board.

AUDIT COMMITTEE

We have a standing Audit Committee that is currently composed of three directors (Mr. Adams, Dr. Bailey and Mr. Blickenstaff). On June 16, 2010, Mr. Vernon resigned as a member of the Audit Committee. Our Board has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the listing standards of the NASDAQ Stock Market LLC, or NASDAQ). Our Board has also determined that each of Messrs. Adams and Blickenstaff qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. Our Board made a qualitative assessment of each Audit Committee member’s level of knowledge and experience based on a number of factors, including his formal education and experiences as described in their biographies included herein.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Our compensation discussion and analysis discusses the total compensation for our Chief Executive Officer, our Chief Business and Financial Officer, and our other executive officers. Our compensation discussion and analysis describes our overall executive compensation philosophy, objectives and practices, as well as the Compensation Committee’s decisions and determinations regarding executive compensation for 2010 and 2011.

Executive Summary

The Compensation Committee believes that our executive compensation program is appropriately designed to achieve its objectives, reasonable in light of the executive compensation programs of our peer group companies and responsible in that it both encourages our executive officers to work for meaningful stockholder returns and reflects a pay-for-performance philosophy, without encouraging our executives to assume excessive risks.

The highlights of our executive compensation program for 2010 include:

•

Our Chief Executive Officer, Dr. Hung, beneficially owns 5.0% of our common stock, based on shares outstanding on March 1, 2011, which significantly aligns his interests with those of our stockholders.

•

Generally, we target the total direct compensation (which consists of base salary, annual cash bonus award opportunity and equity incentives) of our executive officers at the 75th percentile for similarly positioned executives based on the data from our peer group, which peer group is periodically reviewed and updated by our Compensation Committee.

•

For 2010, approximately 55% of Dr. Hung’s target total direct compensation (i.e., 2010 base salary + target bonus opportunity for 2010 + 2010 stock option award) was performance-based (that is, dependent upon the achievement of pre-established corporate performance objectives or an increase in our stock price over the vesting period of stock option awards); an average of approximately 51% of our other named executive officers’ (as defined below) target total direct compensation for 2010 was performance-based.

•

Reflecting our pay-for-performance philosophy, our Compensation Committee determined that there would be no bonuses paid to our executive officers for our performance in 2010 under our annual incentive bonus program.

•

For 2010, the value of the target annual equity incentive awards for our executive officers was delivered in the form of stock options and restricted stock units, or RSUs, with stock options representing 70% of the overall value of the actual equity incentive awards granted. Consequently, the “earned value” of 70% of each executive officer’s annual equity incentive awards for 2010 is contingent on stock price appreciation. In addition, each of the equity incentives is subject to a service-based vesting requirement.

•

We offer reasonable and customary change of control and severance benefits to our executive officers, with cash severance payments under these agreements not exceeding twice the executive’s annual base salary at the time of termination. We do not provide excise tax reimbursements or “gross-ups” to our executive officers with respect to benefits received in connection with a change of control or termination event.

•

In line with our pay-for-performance philosophy, we do not maintain employment agreements with our executive officers that contain multi-year guarantees for salary increases, non-performance based guaranteed bonuses or guaranteed equity compensation.

•

Medivation provides very few executive fringe benefits. We do not offer access to car allowances, personal security, financial planning advice, tax preparation services or club memberships, and perquisites and benefits offered to our executive officers do not generally differ from that which are provided on a broad basis to our employees.

Compensation Philosophy and Objectives; Elements of Compensation

The goals of our executive compensation program are to align our executive officers’ compensation with our business objectives and the interests of our stockholders, to incentivize and reward our executive officers for our success, and to reflect the teamwork philosophy of our executive management team. Specifically, we have created an executive compensation program that combines short- and long-term components, cash and equity, and fixed and contingent payments, in the proportions that we believe are the most appropriate to incentivize and reward our executive officers for achieving our objectives. Our executive compensation program is also intended to make us competitive in the San Francisco Bay Area, and in the pharmaceutical and biotechnology industries, where there is significant competition for talented employees, and to be fair relative to other professionals within our organization. We believe that we must provide competitive compensation packages to attract and retain executive officers and to help our executive management function as a stable team over the longer term.

As discussed in further detail below, our executive compensation program consists of the following three principal components:

•

Base Salary. The base salary rate for our executive officers is set each year, effective January 1 of the following year. Base salary determinations for our executive officers generally consist of increases from the base salaries from the prior year. The increases are based primarily on a review of competitive total compensation data (base salary, target bonus award opportunity and level of equity awards).

•

Bonus. We maintain an annual bonus plan under which bonuses may be paid to our executive officers at the end of each year, at the discretion of our Compensation Committee, based primarily on our performance in meeting our corporate objectives for the prior year.

•	Equity Awards. Our executive officers receive equity awards as long-term incentives to ensure that a portion of their total compensation is linked to our long-term success.

We set our compensation largely by benchmarking to the compensation paid by peer companies. For our executive officers, the group of peer companies used in executive officer compensation determinations made prior to the fourth quarter of 2010 were publicly traded life sciences companies similar to Medivation in terms of market capitalization and competition for talent. The peer company group used in the determination of our executive officer compensation is reviewed annually by our Compensation Committee, with guidance from our compensation consultant, and revised as necessary to ensure that the group continues to properly reflect the market in which we compete for talented executives. In this regard, in the fourth quarter of 2010, the Compensation Committee revised the criteria for selecting peer group companies by including publicly traded life sciences companies at development stages similar to our development stage in addition to publicly traded life sciences companies similar to Medivation in terms of market capitalization. For employees other than executive officers, peer group data is obtained from publicly available databases, primarily those provided by the Radford Surveys + Consulting.

Our Compensation Committee has determined that it is appropriate to set compensation for our employees, including our executive officers, at levels that approximate the 75th percentile of the applicable peer group. The Compensation Committee determined that targeting our compensation at the 75th percentile is appropriate for the following reasons: (1) the nature of our business requires a highly skilled employee group with educational backgrounds and experience that are in short supply; (2) we are competing for this limited pool of highly skilled employees with many other pharmaceutical and biotechnology companies, many of which are much larger and more established than we are; and (3) given our business model of identifying early stage technologies and developing them quickly and cost-effectively, we expect our employees to perform at very high levels and in a very lean and efficient manner.

We target each employee’s compensation in the aggregate (base salary, target bonus award opportunity and level of equity awards) to the 75th percentile of the applicable peer group. We do not benchmark any of the individual elements of compensation to peer group levels for purposes of our compensation determinations, but rather benchmark based on total compensation. Historically, based on our early stage of development and limited cash resources, the cash component of our compensation packages (base salary and bonus) was typically below the 75th percentile of our peer group, while the equity component was typically above the 75th percentile. As we have grown and become more financially secure, we have shifted value away from the equity portion and towards the cash portion of our compensation, while continuing to target the 75th percentile in the aggregate. While increased executive base salaries are a component of the shift, we have also increased executive target bonus levels (most recently for 2009) under our annual bonus program to ensure that a significant portion of overall cash compensation is performance based.

Process for Setting Executive Officer Compensation

The Compensation Committee reviews and oversees our compensation policies, plans and programs and reviews and determines the compensation to be paid to our executive officers and other senior management. In making its executive compensation determinations, the Compensation Committee considers recommendations from our Chief Executive Officer. While our Chief Executive Officer discusses his recommendations with the Compensation Committee, he does not participate in determining his own compensation. In making his recommendations, our Chief Executive Officer receives input from our human resources department and has access to various third party compensation surveys and compensation data. This information is also available to our Compensation Committee. Our other executive officers also participate in Compensation Committee meetings, but not in the portions of any meetings during which decisions are made regarding executive officer compensation. As described below, for the purposes of determining 2009 equity awards and setting 2010 base salaries and bonus opportunity (which were set in the fourth quarter of 2009), our Compensation Committee received competitive compensation data from Lapis Group, Inc., a compensation consulting firm engaged by Medivation. Lapis Group also provided competitive compensation data and input to the Compensation Committee for purposes of determining 2010 equity awards and setting 2011 base salaries and bonus opportunity (which were set in the fourth quarter of 2010). Lapis Group met with our executive officers for purposes of gathering information on compensation proposals that management intended to recommend to the Compensation Committee, but developed its recommendations regarding specific compensation levels independently of our executive officers and provided its recommendations directly to the Compensation Committee. The Chief Executive Officer was not present during Lapis Group’s presentation to the Compensation Committee regarding his compensation, and none of the other executive officers were present during Lapis Group’s presentation to the Compensation Committee regarding the compensation of any executive officer.

Our Compensation Committee generally holds a minimum of one scheduled meeting during the year. Discussions regarding executive officer compensation typically occur during the fourth quarter of the calendar year. Generally, in the fourth quarter of each year, the Compensation Committee reviews, modifies and approves recommendations made by management, based in part on input from a compensation consultant engaged by Medivation, for the following year’s adjustments to base salaries, if any, adjustments to the annual incentive bonus program, if any, and adjustments to our equity award guidelines, if any. In addition, at this meeting, the Compensation Committee determines the size of the total bonus pool under our annual incentive bonus program, which is based primarily on our Compensation Committee’s determination of our success in achieving our corporate objectives for the year, reviews executive officer performance and contributions to the achievement of our corporate objectives, and approves any adjustments to the following year’s base salaries, bonus payments under the annual incentive bonus program, and annual equity awards for each named executive officer.

Our Compensation Committee operates pursuant to a charter that further outlines the specific authority, duties and responsibilities of our Compensation Committee. The charter is periodically reviewed and revised by our Compensation Committee and our Board and is available on our website.

Peer Group Companies

For executive officer compensation decisions made in the fourth quarter of 2009 (changes in base salaries for 2010, bonus opportunity for 2010, and equity awards for 2009), the Compensation Committee reviewed peer group companies based on the criteria noted above and Medivation’s then-current circumstances, and determined that the following peer group of companies would be used for benchmarking purposes:

Abraxis BioScience	Chattem	Medicis Pharmaceutical
Acorda Therapeutics	Cubist Pharmaceuticals	Meridian Bioscience
Alkermes	Geron	Nektar Therapeutics
Allos Therapeutics	Halozyme Therapeutics	Onyx Pharmaceuticals
Alnylam Pharmaceuticals	InterMune	PAREXEL International
AMAG Pharmaceuticals	ISIS Pharmaceuticals	Facet
Auxilium Pharmaceuticals	Luminex	Savient Pharmaceuticals
BioMarin Pharmaceutical	MannKind	Seattle Genetics
Cell Therapeutics	Martek Biosciences	Theravance

For executive officer compensation decisions made in the fourth quarter of 2010 (changes in base salaries for 2011, bonus opportunity for 2011, and equity awards for 2010), the Compensation Committee reviewed peer group companies based on the criteria noted above and Medivation’s then-current circumstances, and determined that the following peer group of companies would be used for benchmarking purposes:

Allos Therapeutics	ImmunoGen	Pain Therapeutics
Akorn	Incyte Corporation	Pharmacyclics
AMAG Pharmaceuticals	Ironwood Pharmaceuticals	Quidel Corporation
Ardea Biosciences	ISIS Pharmaceuticals	Regeneron Pharmaceuticals
ARIAD Pharmaceuticals	Lexicon Pharmaceuticals	Rigel Pharmaceuticals
Avanir Pharmaceuticals	MAP Pharmaceuticals	Salix Pharmaceuticals
BioMimetic Therapeutics	Martek Biosciences	Seattle Genetics
Cadence Pharmaceuticals	Nektar Therapeutics	Targacept
Cell Therapeutics	Neurocrine Biosciences	The Medicines Company
Exelixis	NPS Pharmaceuticals	Theravance
Halozyme Therapeutics	Optimer Pharmaceuticals	VIVUS
Idenix Pharmaceuticals

Lapis Group gathers data on the compensation practices of the companies in our peer group through searches of publicly available information, including SEC filings. Peer group data was gathered with respect to base salary, bonus targets and equity awards.

Executive Compensation Program

Medivation’s executive compensation program currently consists of three principal components: base salary, annual bonuses (if approved by our Compensation Committee) and long-term equity compensation. Medivation also offers to its executive officers certain cash severance and change in control benefits, which were negotiated with our executive officers in 2009. Finally, Medivation offers to its executive officers participation (with all other eligible employees) in our 401(k) plan and other benefits generally available to all employees. Each component of compensation is evaluated based on the factors discussed below.

Base Salary

Base salary is the primary fixed compensation element in our executive pay program which is intended to attract and retain executive officers capable of fulfilling our strategic business objectives. Our Compensation Committee believes that base salaries should reflect the job responsibilities, experience and skill level of the executive, and pay level (as determined by reference to total compensation) comparable to similar positions at companies in our peer group, as well as internal pay equity with respect to the rest of the executive team.

Annual Incentive Bonus Program

Our annual incentive bonus program is an “at-risk,” contingent compensation arrangement designed to reward our executive officers (as well as all our employees) for the achievement of key operational goals that we believe will provide the foundation for creating longer-term stockholder value. Each year, our Compensation Committee approves target bonus levels, expressed as a percentage of base salary, for each of our employees, including our executive officers. Target bonus levels for our executive officers are determined with reference to the peer group companies, and those for our other employees are determined with reference to publicly available databases, in each case with the objective of targeting total compensation at the 75th percentile of the applicable peer group. Bonus payments are not guaranteed, but are payable only at the discretion of our Compensation Committee.

Our Compensation Committee also approves annually, generally in the fourth quarter of each year, corporate performance objectives for the ensuing year. Corporate objectives approved by our Compensation Committee have generally focused on the achievement of specified pre-clinical and clinical development objectives, regulatory goals, business development and financing objectives, and satisfactory audit results. The historical practice of our Compensation Committee has been to set aggressive corporate objectives beyond those that could reasonably be expected to be obtained given the high level of risk inherent in the drug development industry.

Our Compensation Committee determines annually, generally in the fourth quarter of each year, whether to pay bonuses for that year. If it determines that payment of bonuses is appropriate, the Compensation Committee also determines, in its discretion, the specific bonuses payable to our executive officers, and the bonus pool available for payment to our other employees. In setting the bonus payment and bonus pool levels, the primary criterion is the extent to which the pre-defined corporate objectives for that year have been achieved. The actual bonus payable in any given year, if any, may be more or less than the target, depending primarily on the achievement of our corporate objectives. In setting bonus payments for executive officers, the Compensation Committee may also consider as a secondary factor its general, subjective assessment of the executive officer’s performance during the year and the executive officer’s contributions to the achievement of our corporate objectives for the year. In this regard, although our non-executive employees are assigned pre-defined individual performance objectives, our executive officers are not, reflecting the Compensation Committee’s determination that each of our executive officers is responsible for achieving all of our corporate objectives for the year. Non-executive employees, on the other hand, generally have relatively less ability to impact achievement of our corporate objectives. In considering bonuses for executive officers other than the Chief Executive Officer, the Compensation Committee may also consider the input of the Chief Executive Officer on the performance of the applicable executive officer.

The Compensation Committee has not determined whether it would attempt to recover bonuses from our executive officers if the performance objectives that led to the bonus determination were to be restated, or found not to have been met to the extent originally believed by the Compensation Committee. However, as a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, as a result of misconduct, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of Section 304 of the Sarbanes-Oxley Act of 2002. In addition, we will comply with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and will adopt a compensation recovery policy once the SEC adopts final regulations on the subject.

We have not historically paid any significant signing or promotion bonuses to our executive officers, other than a $110,000 signing bonus paid to Mr. Palekar in January 2008. We also have not guaranteed bonuses to our executive officers.

Equity Compensation

Equity compensation represents the largest at-risk component of our executive officer compensation program. We believe this is appropriate to align the interests of our executive officers with those of our stockholders to achieve and sustain long-term stock price growth. We believe that one of the most effective ways to accomplish this objective is to provide executive officers with a substantial economic interest in the long-term appreciation of our common stock through the grant of equity awards. In addition, the Compensation Committee believes that if our officers own shares of our common stock with values that are significant to them, they will have an incentive to act to maximize long-term stockholder value instead of short-term gain.

Our Compensation Committee approves (or recommends to the Board for approval) all equity grants to our named executive officers. The Compensation Committee generally approves (or recommends to the Board for approval) grants of equity compensation so that when target long-term incentive compensation is added to target total cash compensation, the target total cash and equity compensation is at or around the 75th percentile of our peer group companies. Equity grants to our named executive officers also reflect the Compensation Committee’s view that the level of equity awards should generally be consistent among our executive officer group, while at the same time recognizing the importance of our Chief Executive Officer’s role as compared to our other executive officers.

We have historically granted only stock options to our named executive officers, but as described below, we started granting a combination of stock options and RSUs to our executive officers in 2010. We grant options at exercise prices equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant, which is either the 15th or the last day of the month. We do not coordinate grants of options to executive officers so that they are made before an announcement of favorable information, or after an announcement of unfavorable information. We have not repriced options, which would require stockholder approval under our Amended and Restated 2004 Equity Incentive Award Plan, or the 2004 Plan, or replaced any options when our stock price has declined after the grant date. Our practice has been to grant stock options for all employees on the earlier of the 15th day of the month or the last day of the month following a Board meeting after their first day of employment, or the effective date of a promotion that carries an option grant with it, and to approve annual equity grants for the year at the last Compensation Committee and full Board meeting of the year (typically in the fourth quarter). Our Compensation Committee and our Board selected the date of the last Compensation Committee and Board meeting of each year as the date to approve the year’s annual equity grants because it coincides with our Compensation Committee’s and Board’s review of performance during the year and the approval of other named executive officer compensation decisions (e.g., base salary increases and bonus payments). Further, our Compensation Committee and our Board believe that the timing of these meetings provide adequate time for our Compensation Committee and Board to ask questions of the Chief Executive Officer regarding his recommendations for the other executive officers and to carefully deliberate the Chief Executive Officer’s compensation arrangements.

Our standard practice is to grant options to executive officers (as well as other employees) that vest ratably over a four-year period (the first one-fourth vest one year from the grant date and one-forty-eighth each month thereafter until fully vested). We believe this vesting schedule is appropriate and encourages retention of our executive officers as individuals must remain employed for one year before they can potentially realize any value and remain with us a total of four years to realize the maximum value of any individual grant. This vesting schedule is typical of our peer companies.

In 2010, we began granting a combination of stock options and RSUs to our executive officers, in part because RSUs use fewer shares than stock options, resulting in less dilution and a lower number of shares from our employee equity award pool, and in part because the Compensation Committee determined that companies in our peer group were increasingly granting full value awards such as RSUs and, therefore, RSUs would need to be part of a competitive compensation package to attract and retain highly qualified executives. In this regard, while both stock options and RSUs enable our executive officers to benefit, like stockholders, from any increases in the value of our stock, stock options deliver future value only if the value of our stock increases above the exercise price. In contrast, RSUs deliver fully paid shares of our stock upon vesting, so they retain some retention value even if our stock price declines or stays flat after the RSU is granted. Each RSU represents a right to receive one share of our common stock following vesting and vests based on continued service over a three-year period, which RSU vesting schedule is typical of our peer companies.

Severance and Change of Control Benefits

In early 2009, we entered into change of control or severance benefits agreements with our executive officers providing for certain cash severance and change of control benefits, the terms of which are described in more detail under the heading “Executive Compensation—Potential Payments Upon Termination or Change in Control.” The Compensation Committee believes that these severance and change of control benefits agreements are an important element of our executive compensation and retention program. With respect to change of control benefits, we provide cash severance compensation if an executive officer is terminated in connection with a change of control transaction to further promote the ability of our executive officers to act in the best interests of our stockholders, despite the possibility of their termination as a result of the transaction. In the case of our Chief Commercial Officer, Mr. Palekar, we provide cash severance benefits in the event that he is terminated separate from a change of control. This provision resulted from negotiations with Mr. Palekar leading to his joining Medivation in January 2008. Under our 2004 Plan, in the event of a change of control, the vesting of all equity awards accelerates and all such awards become fully exercisable and/or payable as applicable, and all forfeiture restrictions on such equity awards lapse, immediately prior to the change of control. The acceleration of equity vesting on a change in control is a common practice, designed to ensure that ongoing employees receive the benefit of the transaction by having the opportunity to realize value from their equity awards at the time of the transaction constituting the change of control. This “single-trigger” vesting acceleration approach recognizes that a change of control often causes significant disruption or change in employment relationships and thus treats all Medivation employees the same regardless of their employment status after the transaction. The Compensation Committee believes that, given the risks associated with the biopharmaceutical industry and the increasing frequency of acquisitions in the industry, severance and change of control protection is necessary to attract and retain qualified executives.

Benefits and Perquisites

We offer health care coverage and life insurance to our employees, including our executive officers. Depending upon the level of health care coverage that each employee elects, they may receive cash payments on a monthly basis equal to the difference between the maximum family coverage and the coverage that they elect to have. For 2010, Drs. Hung and Seely each elected to have no coverage under our health care coverage and instead each received cash payments from Medivation in the aggregate amount of $14,520. Based on the level of health care coverage elected by Mr. Machado, he received cash payments from Medivation in the aggregate amount of $5,615. Mr. Palekar did not receive health care cash payments from Medivation in 2010.

We maintain a tax-qualified 401(k) Plan, which provides for broad-based employee participation. Under the 401(k) Plan, all employees are eligible to contribute up to the maximum amount allowed by applicable Internal Revenue Service restrictions. Beginning in fiscal year 2009, we provided a discretionary company match for all employee contributions, including those of our executive officers, on a dollar-for-dollar basis for the first 3% of wages or bonuses contributed by the employee in any calendar year and $0.50 per dollar contributed on the next 2% of wages or bonuses contributed by the employee in such calendar year. Medivation does not provide defined benefit pension plans or defined contribution retirement plans to its executives or other employees other than the 401(k) Plan. For 2010, we provided a discretionary company match of $9,800 for each of Drs. Hung and Seely and Messrs. Machado and Palekar.

We also offer a number of other benefits to our executive officers pursuant to benefit programs that provide for broad-based employee participation. These benefits programs include medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, educational assistance, employee assistance and certain other benefits.

The 401(k) Plan and other generally available benefit programs allow us to remain competitive for employee talent, and we believe that the availability of the benefit programs generally enhances employee productivity and loyalty to Medivation. The main objectives of our benefits programs are to give our employees access to quality healthcare, financial protection from unforeseen events, assistance in achieving financial retirement goals, enhanced health and productivity and to provide support for global workforce mobility, in full compliance with applicable legal requirements. These generally available benefits typically do not specifically factor into decisions regarding an individual executive’s total compensation or equity award package.

From time to time, we may offer certain perquisites and benefits to our executive officers not offered to the general employee population, such as the relocation, temporary housing and related tax reimbursement and gross-up benefits that we provided to our Chief Commercial Officer, Mr. Palekar, as described under “—2010 Compensation for the Named Executive Officers—Compensation Arrangements for Rohan Palekar” below. The Compensation Committee believes that the provision of these benefits to Mr. Palekar was necessary and reasonable for securing the employment of a highly-qualified executive officer of Mr. Palekar’s caliber.

Tax and Accounting Considerations

We believe it is in our best interest, to the extent practical, to have executive officer compensation be fully deductible under Section 162(m). Section 162(m) of the Internal Revenue Code, or the Code, generally provides that a publicly held company may not deduct compensation paid to certain of its top executive officers to the extent that such compensation exceeds $1 million per officer in a calendar year. Compensation that is “performance-based compensation” within the meaning of the Code does not count toward the $1 million deduction limit. We have taken steps so that awards may be granted under our equity compensation program in a manner that complies with the Section 162(m) requirements. Our Compensation Committee nevertheless retains the discretion to provide compensation that potentially may not be fully deductible to reward performance and/or enhance retention.

In accordance with generally accepted accounting principles, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the awards, and is recognized as an expense ratably over the requisite employee service period (which is generally the vesting period of the award). Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

2010 Compensation for the Named Executive Officers

Base Salaries

The Compensation Committee determined 2010 base salaries for the named executive officers in the fourth quarter of 2009. In setting these base salaries, the Compensation Committee relied primarily on data from the peer group companies listed above and input from Lapis Group. The specific salaries set for each executive officer were chosen primarily to target that officer’s total compensation to the 75th percentile of the peer group of companies approved by the Compensation Committee for that performance cycle. This benchmarking process produced 15% increases in the base salaries of each of the named executive officers. Dr. Seely’s salary increase was adjusted from the 15% level as a result of the Compensation Committee’s subjective assessment of the key role Dr. Seely played in Medivation meeting all of its 2009 corporate performance objectives. Mr. Machado’s salary increase was adjusted from the 15% level as a result of the Compensation Committee’s subjective assessment of Mr. Machado’s performance in 2009 unrelated to the achievement of 2009 corporate performance objectives. The adjustments to Dr. Seely’s and Mr. Machado’s salary increase levels from the 15% level were not formulaic and were not the result of an effort to quantify their respective performance levels in 2009; rather, the adjustments simply reflected the Compensation Committee’s general, subjective assessment of their respective individual performance and contribution levels in 2009. The following table shows base salaries for 2009 and 2010 for the named executive officers, and the percentage increase in base salaries from 2009 to 2010:

Name	2009 Base Salary Rate ($)	2010 Base Salary Rate ($)	Percentage Increase from Prior Year (%)
David Hung	570,000	655,500	15.0
Patrick Machado	365,000	413,000	13.2
Lynn Seely	365,000	425,000	16.4
Rohan Palekar(1)	350,000	402,500	15.0

(1)	In 2009 and 2010, Mr. Palekar received an additional annual cost of living allowance of $28,462 and $14,489, respectively, which cost of living allowance arrangement is described below under “—Compensation Arrangements for Rohan Palekar.”

Bonus Awards

The Compensation Committee made its 2010 bonus award decision in the fourth quarter of 2010. Target bonus levels for 2010, which were determined by the Compensation Committee in the fourth quarter of 2009 and expressed as a percentage of base salary, were 65% for the Chief Executive Officer and 50% for each of the other named executive officers, which target bonus percentages were determined based on the benchmarking process described above.

In making bonus award decisions for any given year, the Compensation Committee considers primarily the extent to which the pre-defined corporate performance objectives for that year have been achieved. In making this assessment, the Compensation Committee considers the extent to which the corporate objectives were achieved, and the relative importance of the objectives that were achieved as compared to any objectives that were not achieved. Because the corporate objectives are generally stretch goals and vary in terms of relative importance to Medivation, the Compensation Committee’s determination of the percentage of the target bonus that should be paid in any given year is not formulaic and has not historically been based on a specific weighting given to the various corporate objectives. Accordingly, the percentage of the target bonus paid in any given year may be either greater or less than the percentage of the total corporate objectives for that year that were actually achieved, particularly since the Compensation Committee may also consider as a secondary factor its general, subjective assessment of the executive officer’s performance during the year and the executive officer’s contributions to the achievement of the corporate objectives for the year. For 2010, the corporate performance objectives set by the Compensation Committee were to:

•	File a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, seeking approval to market our investigational drug dimebon for the treatment of Alzheimer’s disease.

•	Complete patient enrollment in at least three of the following four clinical trials:

•	our Phase 3 clinical trials of dimebon in Alzheimer’s disease (the CONCERT and CONTACT trials);

•	our Phase 3 clinical trial of dimebon in Huntington disease (the HORIZON trial); and

•	our Phase 3 clinical trial of our investigational drug MDV3100 in post-chemotherapy advanced prostate cancer (the AFFIRM trial).

•	Achieve certain pre-clinical, development and regulatory objectives.

•	Submit three papers on our Phase 3 investigational drugs for scientific publication.

•	Receive clean audit and internal control opinions.

Although we met certain of our corporate performance objectives in 2010, we did not meet all of them. As noted above, because the Compensation Committee’s determination of the bonus that should be paid in any given year is not formulaic and has not historically been based on specific weightings given to the corporate objectives, the actual bonuses paid in any given year may be either greater or less than the percentage of the total corporate objectives for that year that were actually achieved. In this regard, given our failure to file an NDA with the FDA for dimebon following the negative results from the CONNECTION study, management recommended that there be no bonuses paid to any of our executive officers for 2010 performance, which recommendation was accepted by the Compensation Committee.

Equity Awards

In December 2010, we granted stock options and RSUs to our named executive officers under our 2004 Plan. The Compensation Committee’s determination to grant equity awards to our executive officers maintained its philosophy of aligning executive officer interests with those of our stockholders to achieve and sustain long-term stock price growth. We believe that one of the most effective ways to accomplish this objective is to provide executive officers with a substantial economic interest in the long-term appreciation of our common stock through the grant of equity awards.

In determining the number of shares subject to the stock options and RSUs granted to our named executive officers in 2010, the Compensation Committee relied first on peer group compensation data to target equity awards at a level that would result in total compensation (base salary, target bonus opportunity and level of equity awards) for our named executive officers at or around the 75th percentile of our peer group. As described above, equity compensation has historically represented the largest component of our executive compensation program, in part to conserve our cash, and our equity awards in 2010 reflected this philosophy. However, the Compensation Committee determined that, on the basis of the peer group data it considered, reductions from the total equity values awarded to our executive officers in 2009 were necessary to bring their 2010 total target compensation in line with the Compensation Committee’s compensation philosophy of targeting total compensation at the 75th percentile of our peer group. Following the Compensation Committee’s benchmarking determinations, the Compensation Committee then determined the mix of equity awards between options and RSUs by choosing to deliver the value of the equity awards 50% in stock options and 50% in RSUs, and, in order to balance the greater per-share value of the RSUs (as opposed to options), the Compensation Committee awarded fewer RSUs than it would grant shares under a stock option award by using a 1-to-3 ratio of RSUs to option shares. The Compensation Committee’s determination with respect to the number of shares subject to options and RSUs granted to our named executive officers in 2010 is set forth below, which determination also reflects the Compensation Committee’s view that the level of equity awards should be generally consistent among our named executive officers other than our Chief Executive Officer given the importance of his role as compared to our other executive officers:

Name	Number of Shares Subject to 2010 Stock Options (#)	Number of Shares Subject to 2010 RSUs (#)
David Hung	100,000	33,333
Patrick Machado	50,000	16,666
Lynn Seely	50,000	16,666
Rohan Palekar	50,000	16,666

Each of the options granted to our named executive officers in 2010 vests as to one-fourth of the shares subject to the option on the first anniversary of the date of grant, and the remaining three-fourths of the shares vest monthly over three years thereafter. The RSUs granted to our named executive officers in 2010 vest as to one-third of the shares on each of the first, second and third anniversaries of the date of grant. The exercise price of the options is equal to the fair market value of our common stock as determined in accordance with the 2004 Plan on the date of grant.

The Compensation Committee believes that the above equity awards, taken together with the named executive officers’ prior equity positions, are consistent with providing each named executive officer with an ongoing equity position in our company that is competitive with similarly situated executive officers at companies included in our peer group and that fosters an ownership culture focused on our long-term performance.

Compensation Arrangements for Rohan Palekar

In January 2008, the Board approved the hiring of Rohan Palekar as our Chief Commercial Officer effective January 14, 2008. Mr. Palekar’s compensation package, which was negotiated as part of his employment offer, was based on comparative market data for chief commercial officers and the compensation history of Mr. Palekar. The package was intended to be consistent with our overall compensation philosophy, in particular, maintaining a larger component of overall compensation for Medivation’s highest level executive officers “at risk.” In addition, the Compensation Committee determined that Mr. Palekar’s compensation should be consistent with the other named executive officers (other than our Chief Executive Officer). As part of his initial compensation arrangements, the Compensation Committee approved, among other things, a signing bonus of $110,000, a restricted stock award of 30,000 shares of our common stock and an initial stock option to purchase 300,000 shares of our common stock exercisable at an exercise price of $15.71 per share, which was equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant. The continued vesting of the restricted stock grant and option are subject to Mr. Palekar’s continuous employment with Medivation. The restricted shares vest over three years, with one-third of the shares vesting on the first anniversary of the grant date and the remaining two-thirds vesting in 24 equal monthly installments thereafter. The initial stock option vests in accordance with our standard employee vesting schedule and described under “—Equity Awards” above. In addition, we agreed for the first three years of employment to supplement Mr. Palekar’s base salary with an additional annual cost of living allowance of $42,000 for the first 12 months of employment, $28,000 for the second 12 months of employment and $14,000 for the third 12 months of employment. We also paid out of pocket costs totaling $126,594 in 2008 for Mr. Palekar to relocate to the San Francisco Bay Area, including: (1) the real estate commission and closing costs on the sale of his prior home, (2) closing costs on the purchase of his home in the San Francisco Bay Area, (3) moving, transportation, travel and storage costs, and (4) a 90-day temporary housing allowance. We also agreed to provide tax reimbursement and gross-up payments to Mr. Palekar related to these relocation payments, and paid Mr. Palekar $38,962 in tax reimbursement and gross-up payments. Mr. Palekar also has a severance agreement with us that is more expansive than our other named executive officers, as described under “Executive Compensation—Potential Payments Upon Termination or Change in Control—Severance Benefits Agreement with Rohan Palekar” below.

2011 Compensation for the Named Executive Officers

Base Salary and Annual Incentive Bonus Program

In the fourth quarter of 2010, our Compensation Committee reviewed and updated the peer group of companies to be used for our compensation benchmarking purposes, pursuant to the methodology described above and based on our then-current market capitalization and our development stage. The Compensation Committee, with input from Lapis Group, evaluated the 2010 base salaries and target bonus opportunities of our named executive officers and found them to approximate the 75th percentile of our peer group. The Compensation Committee determined that maintaining current target bonus opportunities and implementing a modest salary increase for the executive officers for 2011 would achieve 2011 total cash market competitiveness. In addition, the Compensation Committee considered its decision not to award cash bonuses to the executive officers for 2010 performance, but it did not take any action to offset this reduction in executive officer 2010 actual compensation for purposes of determining 2011 total cash compensation. Accordingly, the Compensation Committee increased 2011 base salaries for our named executive officers to the levels described below, and left the target bonus opportunities for our named executive officers at the same percentage of base salary as applied in 2010. 2011 bonuses, if any, will be determined by our Compensation Committee in the fourth quarter of 2011.

Our 2011 annual performance bonus payments, if any, will be based primarily on the achievement of the corporate performance goals approved by the Compensation Committee in December 2010. As was the case with our 2010 corporate objectives, our 2011 corporate objectives relate to pre-defined key operational metrics, including clinical development and regulatory goals related to MDV3100 and dimebon, among others, as well as preclinical and intellectual property related goals. For the 2011 bonus award determinations, the Compensation Committee determined to set pre-established weightings for the 2011 corporate objectives, which the Compensation Committee had not historically done, in order to add greater objectivity to the process of determining bonus awards.

2011 Executive Equity Compensation

The Compensation Committee reviews our equity compensation program, including a comparison against companies in our revised peer group and our philosophy with regard to granting equity awards in the fourth quarter of the year. Accordingly, the Compensation Committee has not determined equity awards for 2011.

2011 Executive Compensation Summary

In December 2010, the Compensation Committee and our Board approved 2011 base salaries and 2011 annual incentive target bonus percentages for the named executive officers. Salary increases were made effective as of January 1, 2011. These decisions were based on the executive compensation philosophy principles discussed earlier in this discussion, including the peer company data and the advice of Lapis Group, our compensation consultant. The following table summarizes our approved 2011 salaries and bonus targets:

Name	2011 Base Salary ($)	Increase from 2010 Base Salary (%)	2011 Bonus Target (% of 2011 Base Salary)
David Hung	688,275	5.0	65.0
Patrick Machado	433,650	5.0	50.0
Lynn Seely	446,250	5.0	50.0
Rohan Palekar	418,600	4.0	50.0

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended December 31, 2010, 2009 and 2008, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Chief Financial Officer and our two other executive officers at December 31, 2010. We refer to these executive officers as the “named executive officers.”

SUMMARY COMPENSATION TABLE FOR FISCAL 2010

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
David T. Hung, M.D.	2010	655,500	—	428,662	868,271	—	25,838	1,978,271
President, Chief	2009	570,000	—	—	4,802,438	592,800	15,951	5,981,189
Executive Officer,	2008	464,200	100,100	—	2,042,400	313,335	13,443	2,933,478
Director(1)

C. Patrick Machado	2010	413,000	—	214,325	434,136	—	16,405	1,077,866
Chief Business Officer	2009	365,000	—	—	1,690,458	240,000	26,448	2,321,906
and Chief Financial	2008	316,500	100,100	—	1,021,200	189,900	13,443	1,641,143
Officer

Lynn Seely, M.D.	2010	425,000	—	214,325	434,136	—	25,838	1,099,299
Chief Medical Officer	2009	365,000	—	—	2,407,622	300,000	22,591	3,095,213
	2008	316,500	100,100	—	1,021,200	189,900	13,443	1,641,143

Rohan Palekar	2010	402,500	—	214,325	434,136	—	25,279	1,076,240
Chief Commercial Officer	2009	350,000	—	—	1,920,975	262,500	41,767	2,575,242
	2008	305,747	110,000	471,300	3,920,700	181,988	206,129	5,195,864

(1)	Dr. Hung is not compensated for his role as a director. The amount shown reflects compensation earned as an employee only.
(2)	A discretionary bonus in the amount of $100,100 was paid to each of Drs. Hung and Seely and Mr. Machado in 2008 due to their contributions to the execution of our collaboration agreement with Pfizer. A signing bonus in the amount of $110,000 was paid to Mr. Palekar in 2008.
(3)	Represents the aggregate grant date fair value of stock option awards, RSUs and restricted stock awards, as applicable, granted during the applicable fiscal year and calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 71, or ASC 718. We measure the grant date fair value of RSUs and restricted stock awards using the closing price of our common stock on the grant date. Assumptions used in the calculation of the grant date fair value of stock option awards are set forth Note 9(g) “Stock-Based Compensation” in the 10-K.
(4)	Represents amounts awarded to the named executive officers pursuant to our annual incentive bonus plans. For more information on our annual incentive bonus program, please see “Compensation Discussion and Analysis—Executive Compensation Program—Annual Incentive Bonus Program” and “Compensation Discussion and Analysis—2010 Compensation for the Named Executive Officers—Bonus Awards.”
(5)	Amounts consisted of cash payments made to the named executive officers in lieu of health care coverage paid by Medivation ($14,520 in the case of Drs. Hung and Seely, $5,615 in the case of Mr. Machado, and $0 in the case of Mr. Palekar for the year ended December 31, 2010), group term life insurance premiums paid by Medivation (in 2009 and 2010 only), and employer matching contributions to our 401(k) Plan ($9,800 for each of Drs. Hung and Seely and Messrs. Machado and Palekar for the year ended December 31, 2010). With respect to Mr. Palekar, the amounts indicated also included the following items of compensation:

Year	Cost of Living Allowance ($)	Relocation Expense Reimbursements ($)	Tax Reimbursement and Gross-Up Payments ($)
2010	14,489	—	—
2009	28,462	—	—
2008	40,573	126,594	38,962

GRANTS OF PLAN-BASED AWARDS

The following table shows for the fiscal year ended December 31, 2010, certain information regarding grants of plan-based awards to the named executive officers:

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2010

			Estimated Possible Payouts Under Non- Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date	Approval Date	Target ($)(1)
Dr. Hung
2010 Bonus Plan	—	—	426,075	—	—	—	—
2004 Plan Option	12/15/10	12/10/10	—	—	100,000	13.47	868,271
2004 Plan RSU	12/10/10	12/10/10		33,333	—	—	428,662

Mr. Machado
2010 Bonus Plan	—	—	206,500	—	—	—	—
2004 Plan Option	12/15/10	12/10/10	—	—	50,000	13.47	434,136
2004 Plan RSU	12/10/10	12/10/10	—	16,666	—	—	214,325

Dr. Seely
2010 Bonus Plan	—	—	212,500	—	—	—	—
2004 Plan Option	12/15/10	12/10/10	—	—	50,000	13.47	434,136
2004 Plan RSU	12/10/10	12/10/10	—	16,666	—	—	214,325

Mr. Palekar
2010 Bonus Plan	—	—	201,250	—	—	—	—
2004 Plan Option	12/15/10	12/10/10	—	—	50,000	13.47	434,136
2004 Plan RSU	12/10/10	12/10/10	—	16,666	—	—	214,325

(1)	The dollar amounts in this column represent the target amounts of each named executive officer’s annual cash bonus award for the year ended December 31, 2010 pursuant to our annual incentive bonus plan. No cash bonus awards were actually earned for the year ended December 31, 2010 by any of our named executive officers. Accordingly, the amounts set forth in this column do not represent additional compensation earned by the named executive officers for the year ended December 31, 2010. Target amounts represent 65% of 2010 base salary for Dr. Hung, and 50% of 2010 base salary for each of the other named executive officers. For a description of our annual incentive bonus program, please see “Compensation Discussion and Analysis—Executive Compensation Program—Annual Incentive Bonus Program” and “Compensation Discussion and Analysis—2010 Compensation for the Named Executive Officers—Bonus Awards.”
(2)	Represents the grant date fair value of each stock option award and RSU award granted during the year ended December 31, 2010 calculated in accordance with ASC 718. We measure the grant date fair value of restricted stock awards using the closing price of our common stock on the grant date. Assumptions used in the calculation of the grant date fair value of stock option awards are set forth Note 9(g) “Stock-Based Compensation” in the 10-K.

COMPENSATION PLANS AND ARRANGEMENTS

Base Salaries

Base salary is the primary fixed compensation element in our executive compensation program. For more information regarding the base salaries we offer to our named executive officers, including with respect to determinations of the base salaries of our named executive officers for 2010, please see “Compensation Discussion and Analysis—Executive Compensation Program—Base Salary” and “Compensation Discussion and Analysis—2010 Compensation for the Named Executive Officers—Base Salaries.”

Annual Bonus Plans

We maintain an annual incentive bonus program designed to reward our executive officers (as well as all our employees) for the achievement of our corporate objectives for the prior year. For more information on our annual incentive bonus program, please see “Compensation Discussion and Analysis—Executive Compensation Program—Annual Incentive Bonus Program” and “Compensation Discussion and Analysis—2010 Compensation for the Named Executive Officers—Bonus Awards.”

Equity Awards

We currently grant stock option awards and RSUs to executive officers under our 2004 Plan. Our standard practice is to grant options to executive officers (as well as other employees) under the 2004 Plan that vest ratably over a four-year period (the first 1/4th vest one year from the grant date and 1/48th each month thereafter until fully vested). Each of the stock option awards reflected in the table above titled “Grants of Plan-Based Awards in Fiscal 2010” vest according our standard vesting schedule, subject to continued service with Medivation and accelerated vesting as described below, have a 10 year term, and were granted with an exercise price equal to 100% of the fair market value of our common stock on the date of grant.

While we historically granted only stock options to our named executive officers, we started granting a combination of stock options and RSUs to our executive officers in 2010. Each RSU, which was granted under the 2004 Plan, represents a right to receive one share of our common stock. In the event that one or more RSUs vest, we will deliver one share of our common stock for each RSU that has vested. Each of the RSU awards reflected in the table above titled “Grants of Plan-Based Awards in Fiscal 2010” vest as to one-third of the shares on each of the first, second and third anniversaries of the date of grant, subject to continued service with Medivation and accelerated vesting as described below.

Certain additional permissible terms of the stock options and RSUs that we grant under the 2004 Plan are as follows:

•

Stock Option Term and Exercisability. As noted above, the term of stock options granted under the 2004 Plan is generally 10 years (unless otherwise provided by the Board or the Compensation Committee). As a general matter, the vested portion of options granted to our named executive officers (and other employees) will expire 90 days after the named executive officer’s termination of service. Although the post-termination exercise period generally ends 90 days after the named executive officer’s termination of service, in termination situations involving the death or disability of the named executive officer, the post-termination exercise period is generally extended to one year following the named executive officer’s termination of service.

•

Stock Option Consideration. Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option granted under the 2004 Plan may include: cash, interest-bearing promissory note, shares of stock held for longer than six months, or other property acceptable to the Board or the Compensation Committee.

•

Equity Award Transfers. Equity awards generally may not be sold, pledged, transferred, or disposed of in any manner other than by will or by the laws of descent and distribution, and no right or interest of a participant in any award may be pledged, encumbered, or hypothecated to or in favor of any party other than us or any of our subsidiaries, and no award may be subject to any lien, obligation, or liability of a participant to any other than us or any our subsidiaries. However, after the shares subject to a stock option have been issued, and all restrictions applicable to such shares have lapsed, any interest in such shares may be assigned, hypothecated, donated, encumbered or otherwise disposed of, provided that any such actions are in compliance with the provisions of the award and applicable securities laws. Similarly, after the shares subject to an RSU award have been issued upon vesting, any interest in such shares may be assigned, hypothecated, donated, encumbered or otherwise disposed of, provided that any such actions are in compliance with the provisions of the award and applicable securities laws. The Board or the Compensation Committee may allow awards other than incentive stock options to be transferable to certain permitted transferees (i.e., immediate family members for estate planning purposes). Incentive stock options are not transferable. If the Board or the Compensation Committee makes an award transferable, the award will contain such additional terms and conditions as the Board or the Compensation Committee deems appropriate. Stock option and RSU awards may in no event be transferred if the participant receives consideration in connection with the transfer.

•

Early Exercisability. The Board or the Compensation Committee may provide that an optionee may, at any time before the optionee’s status as an employee, member of the Board or consultant to Medivation terminates, exercise the option granted to such optionee in whole or in part prior to the full vesting of the option. However, shares of stock acquired upon exercise of an option which has not fully vested may be subject to any forfeiture, transfer or other restrictions as the Board or the Compensation Committee may determine in its sole discretion.

•

Change of Control. In the event of a change of control, as defined in the 2004 Plan, the vesting of all equity awards accelerates and all such awards become fully exercisable and/or payable as applicable, and all forfeiture restrictions on such equity awards lapse immediately prior to such change of control.

Cash Severance Benefits

In January 2009, we entered into severance benefits agreements with our executive officers providing for certain cash severance and change of control benefits, the terms of which are described in more detail under the heading “Potential Payments Upon Termination or Change in Control.”

Additional Benefits

For a description of additional benefits we offer to our named executive officers, including health and welfare benefits and participation in our 401(k) Plan, please see “Compensation Discussion and Analysis—Executive Compensation Program—Benefits and Perquisites.” In addition, as described under “Compensation Discussion and Analysis—2010 Compensation for the Named Executive Officers—Compensation Arrangements for Rohan Palekar,” we agreed to provide Mr. Palekar with certain cost of living allowance payments and relocation benefits, and granted Mr. Palekar a restricted stock award under the 2004 Plan in connection with his joining our company in January 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table shows for the fiscal year ended December 31, 2010, certain information regarding outstanding equity awards at fiscal year end for the named executive officers:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Dr. Hung	150,000 174,166 81,249 46,875 — —		— 45,834 68,751 140,625 100,000 —	(1) (2) (3) (4)	11.76 21.17 18.77 34.56 13.47 —	10/31/2016 10/01/2017 10/31/2018 12/15/2019 12/15/2020 —	— — — — — 33,333	(5)	— — — — — 505,662	(6)

Mr. Machado	150,000 118,749 40,624 16,500 — —	(7) (7) (7)	— 31,251 34,376 49,500 50,000 —	(1)(7) (2)(7) (3) (4)	11.76 21.17 18.77 34.56 13.47 —	10/31/2016 10/01/2017 10/31/2018 12/15/2019 12/15/2020 —	— — — — — 16,666	(5)	— — — — — 252,823	(6)

Dr. Seely	216,000 118,749 40,624 23,500 — —		— 31,251 34,376 70,500 50,000 —	(1) (2) (3) (4)	3.60 21.17 18.77 34.56 13.47 —	03/14/2015 10/01/2017 10/31/2018 12/15/2019 12/15/2020 —	— — — — — 16,666	(5)	— — — — — 252,823	(6)

Mr. Palekar	176,249 40,624 18,750 — —		81,251 34,376 56,250 50,000 — —	(2) (2) (3) (4)	15.71 18.77 34.56 13.47 — —	01/15/2018 10/31/2018 12/15/2019 12/15/2020 — —	— — — — 834 16,666	(8) (5)	— — — — 12,652 252,823	(9) (6)

(1)	The shares subject to the option vest according to the following schedule: one quarter of the shares subject to the option vested on October 1, 2008, and the remaining shares subject to the option have vested and continue to vest in equal monthly installments on the first day of each full month thereafter, so that all of the shares subject to the option will become fully vested on October 1, 2011.
(2)	The shares subject to the option vest according to the following schedule: one quarter of the shares subject to the option vested on October 31, 2009, and the remaining shares subject to the option have vested and continue to vest in equal monthly installments on the first month thereafter, so that all of the shares subject to such option will become fully vested on October 31, 2012.
(3)	The shares subject to the option vest according to the following schedule: one quarter of the shares subject to the option vested on December 15, 2010, and the remaining shares subject to the option have vested and will continue to vest in equal monthly installments on the first month thereafter, so that all of the shares subject to such option will become fully vested on December 15, 2013.

(4)	The shares subject to the option vest according to the following schedule: one quarter of the shares subject to the option vest on December 15, 2011, and the remaining shares subject to the option vest in equal monthly installments on the first month thereafter, so that all of the shares subject to such option will become fully vested on December 15, 2014.
(5)	The shares subject to this RSU award vest according to the following schedule: one third of the shares vest on December 10, 2011, one third of the shares vest on December 10, 2012 and one third of the shares vest on December 10, 2013.
(6)	Represents the market value of unvested shares subject to the indicated RSU based on the closing price of our common stock on December 31, 2010, which was $15.17 per share.
(7)	Beneficial ownership of a portion of the shares underlying the option was transferred during fiscal 2009 to Mr. Machado’s former spouse pursuant to a domestic relations order.
(8)	The shares of stock subject to the award vest according to the following schedule: one-third of the shares of restricted stock subject to the award vested on January 14, 2009, and the remaining shares vested equal monthly installments on the fourteenth day of each month thereafter, so that all of the shares became fully vested on January 14, 2011.
(9)	Represents the market value of 834 unvested shares subject to Mr. Palekar’s restricted stock award based on the closing price of our common stock on December 31, 2010, which was $15.17 per share.

OPTION EXERCISES AND STOCK VESTED

The following table shows for the fiscal year ended December 31, 2010, certain information regarding option exercises and stock vested during the last fiscal year with respect to the named executive officers:

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2010

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Dr. Hung	—	—	—	—

Mr. Machado	—	—	—	—

Dr. Seely	—	—	—	—

Mr. Palekar	12,500	223,520	10,000	157,133

(1)	The value realized equals the difference between the option exercise price and the fair market value of our common stock on the date of exercise, multiplied by the number of shares for which the option was exercised.
(2)	The value realized equals the closing price of our common stock on each vesting date or if the vesting date fell on a non-trading day, the closing price on the trading day preceding the vesting date, multiplied by the number of shares that vested on such date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We have entered into severance benefits agreements with each of our named executive officers, and our 2004 Plan provides each named executive officer with certain change of control vesting acceleration and post-termination stock option exercise period benefits. The following is a summary of the terms of the severance benefits agreements and the accelerated vesting and post-termination exercise period provisions of our 2004 Plan.

Change of Control Severance Benefits Agreement with David Hung, M.D. The change of control severance benefits agreement we entered into with Dr. Hung, or the CEO Agreement, provides Dr. Hung with certain severance and change in control benefits. If we terminate Dr. Hung without “cause” or if Dr. Hung resigns with “good reason” on or within 12 months following a “change of control,” then Dr. Hung will be entitled to a lump sum payment equal to 24 months of his base salary then in effect and payments of premiums for continued health insurance coverage under COBRA for up to 24 months, both of which are subject to certain conditions, including Dr. Hung’s execution of a binding release of claims, his confirmation in writing that he will be continue to be bound by Medivation’s confidential information and inventions assignment agreement, and his prompt resignation from the Board if so requested by a majority of the Board. The term of the CEO Agreement currently expires on December 31, 2011, with automatic annual extensions thereafter unless notice of nonrenewal is provided by Medivation before December 31 of the preceding year.

Severance Benefits Agreement with Rohan Palekar. The severance benefits agreement we entered into with Mr. Palekar, or the CCO Agreement, provides Mr. Palekar with certain severance benefits. If we terminate Mr. Palekar without “cause” or if Mr. Palekar resigns with “good reason” (and without regard for the occurrence or nonoccurrence of a change of control), then Mr. Palekar will be entitled to a lump sum payment equal to 18 months of his base salary then in effect and payments of premiums for continued health insurance coverage under COBRA for up to 18 months, both of which are subject to certain conditions, including Mr. Palekar’s execution of a binding release of claims and his confirmation in writing that he will be continue to be bound by Medivation’s confidential information and inventions assignment agreement. The term of the CCO Agreement currently expires on December 31, 2011, with automatic annual extensions thereafter unless notice of nonrenewal is provided by Medivation before December 31 of the preceding year.

Change of Control Severance Benefits Agreement with Lynn Seely, M.D. and C. Patrick Machado. The change of control severance benefits agreements we entered into with Dr. Seely and Mr. Machado, or the Officer Agreements, provide these named executive officers with certain severance and change in control benefits. If we terminate Dr. Seely or Mr. Machado without “cause” or if Dr. Seely or Mr. Machado resigns with “good reason” on or within 12 months following a “change of control,” then Dr. Seely or Mr. Machado, as applicable, will be entitled to a lump sum payment equal to 18 months of his or her base salary then in effect and payments of premiums for continued health insurance coverage under COBRA for up to 18 months, subject in each case to certain conditions, including the named executive officer’s execution of a binding release of claims and his or her confirmation in writing that he or she will be continue to be bound by Medivation’s confidential information and inventions assignment agreement. The term of each Officer Agreement currently expires on December 31, 2011, with automatic annual extensions thereafter unless notice of nonrenewal is provided by Medivation before December 31 of the preceding year.

For purposes of each of the above severance benefits agreements, “cause” generally includes a material failure by the named executive officer to perform his or her duties or the named executive officer’s material breach of any agreement with Medivation, in each case after an applicable cure period, or the named executive officer’s personal dishonesty, breach of fiduciary duty or engagement in willful misconduct. “Good reason” generally includes Medivation materially reducing the named executive officer’s base salary or benefits, Medivation materially diminishing the named executive officer’s authority, duties or responsibilities, or Medivation requiring the named executive officer to be based more than 25 miles from Medivation’s current executive officers, in each case without the consent of the named executive officer, or a material breach by Medivation of the applicable severance benefits agreement. The definition of “change of control” for purposes of each of the above severance benefits agreements is the same definition as used in our 2004 Plan, as described below.

Under each of the above severance benefits agreements, in the event that any severance benefits paid pursuant to the applicable agreement or otherwise (including under our 2004 Plan) would constitute a “parachute payment” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, the applicable named executive officer’s benefits would be reduced to the extent necessary so that no portion of any payments would be subject to such excise tax. In addition, the timing of the severance payments provided for under each of the above severance benefits agreements may be deferred for up to six months if these payments would constitute “deferred compensation” under Section 409A of the Code (in which case, the deferred payments would be made in a lump sum following the end of the deferral period, with the balance being paid thereafter on the original payment schedules described above).

2004 Plan Benefits. In the event of a change of control, as defined in the 2004 Plan, the vesting of all equity awards accelerates and all such awards become fully exercisable and/or payable as applicable, and all forfeiture restrictions on such equity awards lapse, immediately prior to such change of control. Under the 2004 Plan, a “change of control” generally includes the acquisition by any person or group of 50% or more of our voting securities (subject to certain exceptions), certain incumbent directors ceasing to constitute a majority of our Board, our merger, consolidation, reorganization, sale of assets or other extraordinary corporate transaction unless our outstanding voting securities continue to represent at least a majority of the combined voting power of the surviving corporation, or our liquidation or dissolution. The 2004 Plan, and the forms of option agreements thereunder, also provide for an extended post-termination stock option exercise period in the event of a termination due to death or disability. As a general matter, the vested portion of options granted to our named executive officers will expire 90 days after the named executive officer’s termination of service. Although the post-termination exercise period generally ends 90 days after the named executive officer’s termination of service, in termination situations involving the death or disability of the named executive officer, the post-termination exercise period is generally extended to one year following the named executive officer’s termination of service.

Calculation of Termination and Change of Control Benefits. The table below identifies the potential payments that each of our named executive officers would have received in the event of change of control (with respect to acceleration of stock vesting) or a termination without cause or by the named executive officer for good reason (in general with respect to Mr. Palekar and in connection with a change of control with respect to Drs. Hung and Seely and Mr. Machado). The figures below assume that the change of control or termination each occurred on December 31, 2010. All of the potential payments and benefits listed in the table below are payments or benefits that would have been made pursuant to the terms of the severance benefits agreements described above, and with respect to stock option and restricted stock vesting acceleration, pursuant to the terms of the 2004 Plan. For purposes of the below table, we have assumed that none of the potential payments and benefits would be subject to the excise tax imposed by Section 4999 of the Code and therefore reduced in accordance with the terms of the severance benefits agreements.

Name	Acceleration of Option Vesting ($)(1)	Acceleration of Restricted Stock and RSU Vesting($)(2)	Lump Sum Cash Severance Payment($)(3)	Continuation of Benefits($)(4)		Total ($)
David Hung	170,000	505,662	1,311,000	—	(5)	1,986,662
Patrick Machado	85,000	252,823	619,500	29,485		986,808
Lynn Seely	85,000	252,823	637,500	—	(5)	975,323
Rohan Palekar	85,000	265,475	603,750	30,989		985,214

(1)	The amounts listed in this column represent the difference between the exercise price of unvested options and the closing price of our common stock on December 31, 2010, which was $15.17.
(2)	The amount listed in this column represents the number of unvested shares subject to the restricted stock award and/or RSU award multiplied by the closing price of our common stock on December 31, 2010, which was $15.17.
(3)	The amounts listed in this column do not include the payment of accrued salary and vacation that would be due upon termination of employment.
(4)	Represents the present value of the continuation of our current employee benefits, including medical, dental, and vision insurance for the full term set forth under the severance benefits agreements described above, assuming in each case that the named executive officer elects to receive such benefits. Under these agreements, payments of premiums for continued health insurance coverage under COBRA would continue for the full term set forth under the applicable severance benefits agreement unless the named executive officer earlier secures health benefits through a subsequent employer or, with respect to Drs. Hung and Seely and Mr. Machado, the date the named executive officer and his or her dependents are no longer eligible for COBRA benefits.

(5)	As of December 31, 2010, the named executive officer was not enrolled in a group health plan sponsored by us, and as such would not have been eligible to receive payments of premiums for continued health insurance coverage under COBRA had the change of control or termination occurred on that date.

DIRECTOR COMPENSATION

Our non-employee directors receive cash compensation and options to purchase shares of our common stock for their services as members of the Board. The following table shows, for the fiscal year ended December 31, 2010, certain information with respect to the compensation of all of our non-employee directors. Dr. Hung, our Chief Executive Officer, receives no additional compensation for his services as director.

DIRECTOR COMPENSATION FOR FISCAL 2010

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	All Other Compensation ($)(4)	Total ($)
Daniel D. Adams	61,000	84,540	2,763	148,303

Gregory H. Bailey, M.D.	48,500	84,540	4,846	137,886

Kim D. Blickenstaff	57,000	84,540	—	141,540

W. Anthony Vernon	49,000	84,540	4,662	138,202

(1)	Amounts in this column represent the aggregate grant date fair value of stock option awards granted during the year ended December 31, 2010 calculated in accordance with ASC 718. Assumptions used in the calculation of the grant date fair value are set forth Note 9(g) “Stock-Based Compensation” in the 10-K.
(2)	Each non-employee director was granted an option award to purchase 15,000 shares of common stock at an exercise price of $8.84 on June 30, 2010. For each director, the grant date fair value of such stock option award was $84,540.
(3)	The aggregate number of shares subject to outstanding stock options held by each director listed in the table above as of December 31, 2010 was as follows: 156,520 shares for Mr. Adams; 125,950 shares for Dr. Bailey; 136,900 shares for Mr. Blickenstaff; and 161,900 shares for Mr. Vernon. On January 14, 2010, Mr. Blickenstaff, exercised a portion of an outstanding stock option and acquired 20,000 shares of our common stock upon such exercise.
(4)	We reimburse our non-employee directors for reasonable travel expenses incurred in connection with attending Board and Board committee meetings.

CASH COMPENSATION ARRANGEMENTS

For the year ended December 31, 2010, each of our non-employee directors received each of the applicable retainers and fees set forth below for serving as a member of the Board, Chairman of the Board or as a committee chair and/or attending Board and committee meetings:

Retainer/Fee Category	Amount($)
Annual Retainer, all members	30,000

Additional Annual Retainer for Chairman	10,000

Additional Annual Retainer for Committee Chairs:

Audit Committee	7,500

Compensation Committee	5,000

Nominating and Corporate Governance Committee	5,000

Fee per Board Meeting:

Attended in Person	2,000

Attended Telephonically	1,000

Fee per Committee Meeting:

Attended in Person	1,000

Attended Telephonically	500

In addition, all of our non-employee directors are reimbursed for out-of-pocket expenses incurred in attending Board and Board committee meeting.

EQUITY COMPENSATION ARRANGEMENTS

Upon initial election to the Board, each non-employee director receives an initial grant of an option to purchase 60,000 shares of our common stock under the 2004 Plan. Such options are subject to a four-year vesting schedule as follows: one-quarter of the shares subject to the option vest on the first anniversary of the date of grant, and the remainder of the shares subject to the option vest on a monthly basis thereafter over the ensuing three years. In addition to the initial stock option grants, each non-employee director receives an annual grant of an option to purchase 15,000 shares of our common stock at the next available date of grant pursuant to our Stock Option Grant Date Policy, which is the earlier of the 15th day of the month or the last day of the month following the date of the annual meeting of stockholders for the applicable year. These annual option grants are subject to a four-year vesting schedule as follows: one-quarter of the shares subject to the option vest on the first anniversary of the date of grant, and the remainder of the shares subject to the option vest on a monthly basis thereafter over the ensuing three years. All stock options are granted to our directors with an exercise price equal to 100% of the fair market value of our common stock on the date of grant. Other terms of the stock options granted under the 2004 Plan, including provisions providing for the accelerated vesting, are described above under “Executive Compensation—Compensation Plans and Arrangements—Equity Awards.”

PROCESSES AND PROCEDURES FOR DETERMINING DIRECTOR COMPENSATION

The Compensation Committee and the Board periodically consider and determine director compensation with the input of our Chief Executive Officer and outside compensation consultants as they deem appropriate. For example, in June 2007, we engaged J. Thelander Associates, a compensation consulting firm, to conduct a review of our compensation policies for directors as well as to perform a study of director compensation policies at companies comparable to Medivation. As a result of that review and study, the Board adjusted our director compensation program to that as set forth above to better reflect the compensation received by members of the boards of directors of companies comparable to Medivation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As noted above, our Compensation Committee consists of Directors Blickenstaff, Adams, Bailey and Vernon. No member of the Compensation Committee is, or was formerly, one of our officers or employees. No interlocking relationship exists between the members of our Board or Compensation Committee and the board of directors or compensation committee of any other company, nor has such an interlocking relationship existed in the past.

COMPENSATION COMMITTEE REPORT(1)

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained herein. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in Medivation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Respectfully submitted,

The Compensation Committee of the Board of Directors

W. Anthony Vernon, Chairman
Gregory H. Bailey, M.D.
Kim D. Blickenstaff
Daniel D. Adams

(1)	The material in this report is not “soliciting material”, is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Medivation under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of Medivation’s compensation plans in effect as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,041,303	$17.39	853,345
Equity compensation plans not approved by security holders	—	—	—
Total	5,041,303	$17.39	853,345

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2011 (except as noted) by: (i) each nominee for director; (ii) each of the named executive officers; (iii) all executive officers and directors of Medivation as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Except as indicated by footnote, and subject to applicable community property laws, we believe that each person identified in the table possesses sole voting and investment power with respect to all capital stock shown to be held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o Medivation, Inc., 201 Spear Street, 3rd Floor, San Francisco, California 94105.

	Beneficial Ownership (1)
	Number of Shares	Percent of Total
Named Executive Officers and Directors:
David T. Hung, M.D. (2)	1,744,514	5.0%
C. Patrick Machado (3)	440,023	1.3
Lynn Seely, M.D.(4)	275,456	*
Rohan Palekar (5)	283,957	*
Daniel D. Adams (4)	127,767	*
Gregory H. Bailey, M.D. (6)	441,518	1.3
Kim D. Blickenstaff (4)	108,147	*
W. Anthony Vernon (7)	146,044	*
All executive officers, directors and nominees as a group (8 persons) (2-7)	3,567,426	9.8

5% Stockholders:
Entities affiliated with QVT Financial LP (8)	5,094,766	14.7%
Entities affiliated with Lansdowne Partners Limited Partnership (9)	3,320,241	9.6
Sectoral Asset Management Inc. (10)	2,333,726	6.7
BlackRock, Inc. (11)	2,222,709	6.4
Entities affiliated with Knoll Capital Management, LP (12)	1,980,000	5.7
Scopia Management Inc. (13)	1,945,016	5.6

*	Less than one percent.
(1)	This table is based upon information supplied by executive officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 34,693,663 shares outstanding on March 1, 2011, adjusted as required by rules promulgated by the SEC.
(2)	Consists of 1,149,641 shares of common stock held by Dr. Hung; 86,060 shares of common stock held in a family trust; 10,065 shares of common stock issuable upon exercise of a warrant exercisable within 60 days of March 1, 2011; and 498,748 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2011.
(3)	Consists of 87,061 shares of common stock held in a family trust; 2,839 shares of common stock issuable upon exercise of a warrant exercisable within 60 days of March 1, 2011; and 350,123 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2011.
(4)	Represents shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2011.

(5)	Includes 273,123 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2011.
(6)	Includes 97,197 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2011.
(7)	Includes 141,778 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2011.
(8)

Based on the information contained in a Schedule 13G/A filed with the SEC on February 11, 2011, QVT Financial LP (“QVT Financial”) is the investment manager for QVT Overseas Ltd., which beneficially owns 1,126,135 shares of common stock. QVT Financial is also the investment manager for QVT Fund LP, Quintessence Fund L.P., QVT Overseas II L.P., QVT Associates II LP and QVT International II L.P. (each, a “Fund” and collectively, the “Funds”). The Funds beneficially own an aggregate amount of 3,968,631 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by QVT Overseas Ltd. and each of the Funds. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 5,094,766 shares of common stock, consisting of the shares owned by QVT Overseas Ltd. and the Funds. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. Each of QVT Financial and QVT Financial GP LLC has no pecuniary interest in, and disclaims beneficial ownership of, the shares of common stock owned by QVT Overseas Ltd. and each of the Funds. QVT Associates GP LLC, as General Partner of each of the Funds, may be deemed to beneficially own the same number of shares of common stock reported by the Funds, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 3,968,631 shares of common stock. QVT Associates GP LLC disclaims beneficial ownership of all shares of common stock owned by each of the Funds, except to the extent of its pecuniary interest therein. The address for QVT Financial LP, QVT Financial GP LLC, and QVT Associates GP is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The address for QVT Overseas Ltd. is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands. The Schedule 13G/A filed by the reporting persons provides information only as of December 31, 2010, and, consequently, the beneficial ownership of above-mentioned reporting persons may have changed between December 31, 2010 and March 1, 2011.

(9)	Based on the information contained in a Schedule 13G/A filed with the SEC on February 14, 2011, includes 2,234,791 shares of common stock held by Lansdowne UK Equity Fund Limited. Lansdowne Partners Limited Partnership, in its capacity as an investment advisor, has shared dispositive and voting power over the shares of common stock. The address for Lansdowne Partners Limited Partnership is 15 Davies Street, London W1K 3AG England. The address for Lansdowne UK Equity Fund Limited is c/o ABN AMRO Administration Services (Ireland) Limited, Fortis House, Park Lane, Spencer Dock, Dublin 1, Ireland. The Schedule 13G/A filed by the reporting persons provides information only as of December 31, 2010, and, consequently, the beneficial ownership of above-mentioned reporting persons may have changed between December 31, 2010 and March 1, 2011.
(10)	Based on information contained in a Schedule 13G filed with the SEC on February 9, 2011, the address for Sectoral Asset Management Inc. is 2120-1000 Sherbrooke St., West Montreal, PQ H3A 3G4 Canada. Sectoral Asset Management Inc., in its capacity as an investment advisor, has the sole right to dispose of or vote the shares of common stock. Jérôme G. Pfund and Michael L. Sjöström, together, hold majority of shares of Sectoral Asset Management Inc. Sectoral Asset Management Inc. and Messrs. Pfund and Sjöström disclaim beneficial ownership of the shares of common stock held by Sectoral Asset Management Inc. Various persons, as investment advisory clients of Sectoral Asset Management Inc., have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares of common stock. The Schedule 13G filed by the reporting persons provides information only as of December 31, 2010, and, consequently, the beneficial ownership of above-mentioned reporting person may have changed between December 31, 2010 and March 1, 2011.
(11)

Based on the information contained in a Schedule 13G/A filed with the SEC on February 7, 2011, the address for BlackRock, Inc. is 40 East 52nd Street, New York, New York, 10022. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the common stock reported by BlackRock, Inc. The Schedule 13G/A filed by the reporting person provides information only as of December 31, 2010, and, consequently, the beneficial ownership of above-mentioned reporting person may have changed between December 31, 2010 and March 1, 2011.

(12)

Based on the information contained in a Schedule 13G/A filed with the SEC on February 11, 2011, consists of immediately exercisable call options to purchase 1,980,000 shares of common stock owned by Europa International, Inc. Knoll Capital Management, LP is the investment manager of Europa International, Inc. Fred Knoll is the president of Knoll Capital Management, LP. Fred Knoll, Knoll Capital Management, LP and Europa International, Inc. share voting and investment power over the shares of common stock owned by Europa International, Inc. The address for Knoll Capital Management, LP, Fred Knoll, and Europa International, Inc. is 1114 Avenue of the Americas, 45th Floor, New York, New York 10036. The Schedule 13G/A filed by the reporting persons provides information only as of December 31, 2010, and, consequently, the beneficial ownership of above-mentioned reporting persons may have changed between December 31, 2010 and March 1, 2011.

(13)	Based on the information contained in a Schedule 13G filed with the SEC on February 10, 2011, the address for Scopia Management Inc. is 152 W. 57th Street, 33rd floor, New York, New York 10019. Matthew Sirovich, Jeremy Mindich, Tajar Varghese and Joseph Yin are control persons of Scopia Management Inc. The Schedule 13G filed by the reporting persons provides information only as of December 31, 2010, and, consequently, the beneficial ownership of above-mentioned reporting person may have changed between December 31, 2010 and March 1, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

PROCEDURES FOR REVIEW OF RELATED-PERSON TRANSACTIONS

We have not yet adopted a written related-person transactions policy. However, our Audit Committee is responsible for reviewing and providing oversight of all related-person transactions on an ongoing basis under the charter of the Audit Committee (as well as under applicable NASDAQ listing standards), and the charter of the Audit Committee requires that all such transactions must be approved by the Audit Committee. For these purposes, “related-person transactions” are generally those transactions required to be disclosed by us in proxy statements and annual reports that we file with the SEC in which certain categories of enumerated persons (including our executive officers and directors and their immediately family members, as well as our significant stockholders) have a direct or indirect material interest. In approving or rejecting a proposed related-person transaction, the Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including but not limited to the risks, costs and benefits to Medivation, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. In the future, the Audit Committee may determine to adopt a formal policy regarding related-person transactions in which event, we will promptly post the policy on our website.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

Our certificate of incorporation provides for the indemnification of our officers and directors to the fullest extent permitted by the General Corporation Law of the State of Delaware. Our bylaws further provide that our directors and officers shall be indemnified, under the circumstances and to the extent provided therein, for all expenses incurred by a director or officer in any suit or proceeding to which a director or officer is made a party by reason of the fact that he or she is or was a director or officer of Medivation, and shall otherwise be amended to the fullest extent permitted under Delaware law.

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board consults with Medivation’s counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and Medivation, its senior management and its independent auditors, the Board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Adams, Dr. Bailey, Mr. Blickenstaff and Mr. Vernon. In making this determination, the Board found that none of the these directors had a material or other disqualifying relationship with us. Dr. Hung, our President and Chief Executive Officer, is not an independent director by virtue of his employment with us. In addition, our Board has determined that each member of the Audit Committee, Compensation Committee and Nominating Committee during 2010 meets the applicable NASDAQ rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to Medivation.

Item 14.	Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTING FEES AND SERVICES

In connection with the audit of our 2010 and 2011 financial statements, we entered into an engagement agreement with PricewaterhouseCoopers LLP, which sets forth the terms by which PricewaterhouseCoopers LLP will perform audit and interim services for us. We have agreed not to demand a jury trial in any proceeding arising out of this agreement.

The following table represents aggregate fees billed to Medivation for the fiscal years ended December 31, 2009 and December 31, 2010, by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal Year Ended
	2010	2009
	(in thousands)
Audit Fees(1)	$550	$562
Audit-related Fees(2)	—	52
Tax Fees(3)	—	—
All Other Fees(4)	4	3

Total Fees	$554	$617

(1)	Audit Fees are fees billed for the audit of our financial statements, review of the financial statements included in our quarterly reports and for services in connection with the statutory and regulatory filings or engagements for those fiscal years.
(2)	Audit-Related Fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Audit-related fees billed in 2009 related to a comfort letter and associated work in connection with a registered public offering of our common stock.
(3)	Tax Fees are fees billed for tax compliance, advice and planning. No tax fees were billed in 2009 or 2010.
(4)	All Other Fees represent fees in 2009 and 2010 for access to an online database of automated disclosure checklists and accounting pronouncements and interpretations maintained by PricewaterhouseCoopers LLP.

All fees described above were pre-approved by the Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES

Before any independent registered public accounting firm is engaged by us or our subsidiaries to render audit or non-audit services, the Audit Committee will pre-approve the engagement. The Audit Committee’s pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding our engagement of the independent registered public accounting firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to our management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent registered public accounting firm. Audit Committee pre-approval of non-audit services (other than review and attest services) also is not required if such services fall within available exceptions established by the SEC.

The Audit Committee has determined that the rendering of the services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining the independent registered public accounting firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A or as part of the registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011:

1.	Financial Statements. See Index to Consolidated Financial Statements in Item 15 of the registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2011.

2.	Financial Statement Schedules: None.

3.	Exhibits—The following exhibits are included herein or incorporated by reference:

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

4.1	Common Stock Certificate.	SB-2/A	333-03252	4.1	6/14/1996

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

10.1	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004.	SB-2	333-122431	10.5(a)	1/31/2005

10.2*	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004.	SB-2	333-122431	10.6	1/31/2005

10.3*	Amended and Restated 2004 Equity Incentive Award Plan.	10-KSB	001-32836	10.4(a)	2/19/2008

10.4*	Form of Stock Option Agreement under the 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7(b)	2/11/2005

10.5*	Form of Stock Option Agreement for Early Exercisable Options under the 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7(c)	2/11/2005

10.6**	Amended and Restated Collaboration Agreement, dated as of October 20, 2008, between Medivation, Inc. and Pfizer Inc.	10-Q	001-32836	10.8	11/10/2008

10.7*	Bonuses for Fiscal Year 2009 and Base Salaries for Fiscal Year 2010 for Certain Executive Officers.	8-K	001-32836	10.1	12/7/2009

10.8*	Medivation, Inc. 2010 Bonus Plan Summary.	8-K	001-32836	10.2	12/7/2009

10.9*	Change of Control Severance Benefits Agreement, dated as of February 2, 2009, between Medivation, Inc. and David Hung, M.D.	10-K	001-32836	10.11	3/16/2009

10.10*	Severance Benefits Agreement, dated as of February 9, 2009, between Medivation, Inc. and Rohan Palekar.	10-K	001-32836	10.12	3/16/2009

10.11*	Form of Medivation, Inc. Change of Control Severance Benefits Agreement.	10-K	001-32836	10.13	3/16/2009

10.12**	Collaboration Agreement, dated as of October 26, 2009, by and between Medivation, Inc. and Astellas US LLC.	10-K	001-32836	10.15	3/15/2010

10.13	Office Lease Agreement, dated as of November 2, 2009, by and between Medivation, Inc. and PPF OFF 345 Spear Street, LP.	10-K	001-32836	10.16	3/15/2010

10.14*	Compensation Information for Non-Employee Directors.	10-K	001-32836	10.17	3/15/2010

10.15**	Exclusive License Agreement, dated as of August 12, 2005, as amended through October 21, 2009, by and between Medivation, Inc. and The Regents of the University of California.	10-Q/A	001-32836	10.18	8/20/2010

10.16	Office Lease, dated April 18, 2007, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.16	3/16/2011

10.17	Sublease, dated November 10, 2008, by and between MacFarlane Partners Investment Management, LLC and Medivation, Inc.	10-K	001-32836	10.17	3/16/2011

10.18	First Amendment to Lease, dated September 16, 2009, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.18	3/16/2011

10.19	Second Amendment to Lease, dated November 30, 2010, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.19	3/16/2011

10.20*	Base Salaries for Fiscal Year 2011 for Certain Executive Officers.	10-K	001-32836	10.20	3/16/2011

10.21*	Medivation, Inc. 2011 Bonus Plan Summary.	10-K	001-32836	10.21	3/16/2011

10.22	Form of Restricted Stock Unit Grant Notice and Agreement under the 2004 Equity Incentive Award Plan.	10-K	001-32836	10.22	3/16/2011

21.1	Subsidiaries of Medivation, Inc.	10-K	001-32836	21.1	3/16/2011

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-32836	23.1	3/16/2011

24.1	Power of attorney (contained on signature page to Medivation’s Annual Report on Form 10-K, filed with the SEC on March 16, 2011).	10-K	001-32836	24.1	3/16/2011

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).	10-K	001-32836	31.1	3/16/2011

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).	10-K	001-32836	31.2	3/16/2011

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.4	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.	10-K	001-32836	32.1	3/16/2011

*	Indicates management contract or compensatory plan or arrangement.

**	Confidential treatment has been granted with respect to certain portions of this exhibit.
†	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIVATION, INC.

/s/ C. Patrick Machado C. Patrick Machado Chief Business Officer and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

Dated: May 2, 2011

Exhibit Index

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

4.1	Common Stock Certificate.	SB-2/A	333-03252	4.1	6/14/1996

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

10.1	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004.	SB-2	333-122431	10.5(a)	1/31/2005

10.2*	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004.	SB-2	333-122431	10.6	1/31/2005

10.3*	Amended and Restated 2004 Equity Incentive Award Plan.	10-KSB	001-32836	10.4(a)	2/19/2008

10.4*	Form of Stock Option Agreement under the 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7(b)	2/11/2005

10.5*	Form of Stock Option Agreement for Early Exercisable Options under the 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7(c)	2/11/2005

10.6**	Amended and Restated Collaboration Agreement, dated as of October 20, 2008, between Medivation, Inc. and Pfizer Inc.	10-Q	001-32836	10.8	11/10/2008

10.7*	Bonuses for Fiscal Year 2009 and Base Salaries for Fiscal Year 2010 for Certain Executive Officers.	8-K	001-32836	10.1	12/7/2009

10.8*	Medivation, Inc. 2010 Bonus Plan Summary.	8-K	001-32836	10.2	12/7/2009

10.9*	Change of Control Severance Benefits Agreement, dated as of February 2, 2009, between Medivation, Inc. and David Hung, M.D.	10-K	001-32836	10.11	3/16/2009

10.10*	Severance Benefits Agreement, dated as of February 9, 2009, between Medivation, Inc. and Rohan Palekar.	10-K	001-32836	10.12	3/16/2009

10.11*	Form of Medivation, Inc. Change of Control Severance Benefits Agreement.	10-K	001-32836	10.13	3/16/2009

10.12**	Collaboration Agreement, dated as of October 26, 2009, by and between Medivation, Inc. and Astellas US LLC.	10-K	001-32836	10.15	3/15/2010

10.13	Office Lease Agreement, dated as of November 2, 2009, by and between Medivation, Inc. and PPF OFF 345 Spear Street, LP.	10-K	001-32836	10.16	3/15/2010

10.14*	Compensation Information for Non-Employee Directors.	10-K	001-32836	10.17	3/15/2010

10.15**	Exclusive License Agreement, dated as of August 12, 2005, as amended through October 21, 2009, by and between Medivation, Inc. and The Regents of the University of California.	10-Q/A	001-32836	10.18	8/20/2010

10.16	Office Lease, dated April 18, 2007, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.16	3/16/2011

10.17	Sublease, dated November 10, 2008, by and between MacFarlane Partners Investment Management, LLC and Medivation, Inc.	10-K	001-32836	10.17	3/16/2011

10.18	First Amendment to Lease, dated September 16, 2009, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.18	3/16/2011

10.19	Second Amendment to Lease, dated November 30, 2010, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.19	3/16/2011

10.20*	Base Salaries for Fiscal Year 2011 for Certain Executive Officers.	10-K	001-32836	10.20	3/16/2011

10.21*	Medivation, Inc. 2011 Bonus Plan Summary.	10-K	001-32836	10.21	3/16/2011

10.22	Form of Restricted Stock Unit Grant Notice and Agreement under the 2004 Equity Incentive Award Plan.	10-K	001-32836	10.22	3/16/2011

21.1	Subsidiaries of Medivation, Inc.	10-K	001-32836	21.1	3/16/2011

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-32836	23.1	3/16/2011

24.1	Power of attorney (contained on signature page to Medivation’s Annual Report on Form 10-K, filed with the SEC on March 16, 2011).	10-K	001-32836	24.1	3/16/2011

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).	10-K	001-32836	31.1	3/16/2011

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).	10-K	001-32836	31.2	3/16/2011

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.4	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.	10-K	001-32836	32.1	3/16/2011

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this exhibit.
†	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.