Form 10-Q
period 2011-03-31
MEDIVATION, INC.
filed 2011-05-06
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 3, 2011, 34,895,502 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDIVATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$94,885	$107,717
Short-term investments	100,074	100,039
Receivable from collaboration partners (Note 2)	14,747	21,188
Prepaid expenses and other current assets	7,979	8,067

Total current assets	217,685	237,011
Property and equipment, net	754	862
Restricted cash	843	843
Other non-current assets	1,785	887

Total assets	$221,067	$239,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,879	$3,229
Accrued expenses	21,704	21,399
Deferred revenue	59,216	59,153
Other current liabilities	453	5,193

Total current liabilities	86,252	88,974
Deferred revenue, net of current	126,735	141,507
Other non-current liabilities	1,412	1,438

Total liabilities	214,399	231,919

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share;
50,000,000 shares authorized; issued and outstanding 34,777,729 shares at March 31, 2011 and 34,573,829 shares at December 31, 2010	348	346
Additional paid-in capital	226,220	218,786
Accumulated other comprehensive gain	2	2
Accumulated deficit	(219,902)	(211,450)

Total stockholders’ equity	6,668	7,684

Total liabilities and stockholders’ equity	$221,067	$239,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,
	2011	2010
Collaboration revenue	$14,709	$15,734

Operating expenses:
Research and development	17,618	25,582
Selling, general and administrative	6,156	7,839

Total operating expenses	23,774	33,421

Loss from operations	(9,065)	(17,687)
Other income (expense):
Interest income	41	113
Other income (expense), net	(333)	109

Total other income	(292)	222

Net loss before income tax	(9,357)	(17,465)
Income tax expense (benefit)	(905)	—

Net loss	$(8,452)	$(17,465)

Basic and diluted net loss per common share	$(0.24)	$(0.51)

Weighted average common shares used in the calculation of basic and diluted net loss per share	34,663	33,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(8,452)	$(17,465)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	109	107
Accretion of discount on securities	(35)	(104)
Stock-based compensation	3,614	3,503
Changes in operating assets and liabilities:
Receivable from collaboration partners	6,441	(4,458)
Prepaid expenses and other current assets	88	602
Other non-current assets	(899)	(447)
Accounts payable	1,650	2,539
Accrued expenses	305	4,705
Other current liabilities	(4,740)	(654)
Deferred revenue	(14,709)	(15,734)
Other non-current liabilities	(26)	(59)

Net cash provided by (used in) operating activities	(16,654)	(27,465)

Cash flows from investing activities:
Maturities of short-term investments	—	86,000
Purchase of property and equipment	—	(88)

Net cash provided by investing activities	—	85,912

Cash flows from financing activities:
Stock option and warrant exercises	863	3,056
Net proceeds from shareholder securities law settlement	2,959	—

Net cash provided by financing activities	3,822	3,056

Net increase (decrease) in cash and cash equivalents	(12,832)	61,503
Cash and cash equivalents at beginning of period	107,717	57,463

Cash and cash equivalents at end of period	$94,885	$118,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Medivation, Inc. is a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. The Company’s product candidates in clinical development are MDV3100, which is in Phase 3 development for the treatment of advanced prostate cancer, and dimebon (latrepirdine), which is in Phase 3 development for the treatment of mild-to-moderate Alzheimer’s disease. The Company’s MDV3100 program is partnered with Astellas Pharma Inc., or Astellas, and its dimebon program is partnered with Pfizer Inc., or Pfizer.

In October 2009, Medivation entered into a collaboration agreement with Astellas. Under the terms of the agreement, the Company and Astellas agreed to develop and commercialize MDV3100 for the treatment of prostate cancer. The Company and Astellas share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by the Company. Medivation and Astellas will share equally profits (or losses) resulting from commercialization of MDV3100 in the United States. Outside the United States, Astellas will bear all development and commercialization costs and will pay the Company tiered double-digit royalties on aggregate net sales of MDV3100.

In September 2008, the Company announced a collaboration agreement with Pfizer, which became effective in October 2008. Under the terms of the agreement, the Company and Pfizer agreed to develop and commercialize dimebon for the treatment of Alzheimer’s disease and Huntington disease. The Company and Pfizer share the costs and expenses of developing and commercializing dimebon for the United States market on a 60% Pfizer/40% Medivation basis, and will share profits (or losses) resulting from commercialization of dimebon in the United States in the same proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay the Company tiered royalties on aggregate net sales of dimebon.

The first two Phase 3 clinical studies of dimebon that the Company has completed under its collaboration agreement with Pfizer were both negative. In March 2010 the Company reported negative top-line results from its 598-patient Phase 3 CONNECTION trial of dimebon in patients with mild-to-moderate Alzheimer’s disease, and in April 2011 the Company reported negative top-line results from its 403-patient Phase 3 HORIZON trial of dimebon in patients with Huntington disease. Dimebon failed to show a statistically significant benefit over placebo on any of the primary or secondary endpoints in both the CONNECTION and HORIZON trials, and thus did not meet any of either study’s efficacy endpoints. Due to the negative results in the CONNECTION trial, Pfizer has the right to terminate the collaboration agreement with the Company at any time. Due to the negative results in the HORIZON trial, the Company and Pfizer discontinued development of dimebon for Huntington disease in April 2011.

The Company has funded its operations primarily through private and public offerings of its common stock, and from the up-front, development milestone and cost-sharing payments from its collaboration agreements with Astellas and Pfizer. As of March 31, 2011, the Company had an accumulated deficit of $219.9 million and it expects to incur substantial additional losses for the foreseeable future as it continues to finance clinical and preclinical studies of its existing and potential future product candidates and its corporate overhead costs.

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

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the Commission, on March 16, 2011.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Medivation Neurology, Inc., Medivation Prostate Therapeutics, Inc. and Medivation Technologies, Inc. and reflect the elimination of intercompany accounts and transactions.

Reference is made to “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As of the date of the filing of this Quarterly Report, the Company did not identify any significant changes to the critical accounting policies discussed in its Annual Report for the year ended December 31, 2010.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 08-9, “Milestone Method of Revenue Recognition” (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends Accounting Standards Codification (ASC) 605-28. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined in the consensus as an event: (1) that can only be achieved based in whole or in part on either (a) the entity’s performance or (b) on the occurrence of a specific outcome resulting from the entity’s performance; (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; and (3) that would result in additional payments being due to the entity. Issue 08-9 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, and may be applied either prospectively to milestones achieved after the adoption date, or; retrospectively for all periods presented. The Company adopted Issue 08-9 prospectively on January 1, 2011, which did not have any impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2011. The Company adopted this statement prospectively on January 1, 2011, which did not have any impact on its consolidated financial statements.

NOTE 2 — COLLABORATION AGREEMENTS

(a) The Astellas Collaboration Agreement

In October 2009, the Company announced a collaboration agreement with Astellas. Under the Astellas Collaboration Agreement, the Company and Astellas agreed to collaborate on the development of MDV3100 for prostate cancer for the United States market, including associated regulatory filings with the U.S. Food and Drug Administration, or the FDA. In addition, if approved by the FDA, following such approval and the launch of MDV3100 in the United States, the Company, at its option, and Astellas will co-promote MDV3100 in the United States. Astellas is responsible for development of, seeking regulatory approval for and commercialization of MDV3100 outside the United States. Astellas will be responsible for commercial manufacture of MDV3100 on a global basis. Both Medivation and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as MDV3100 for the treatment of specified indications for a specified time period, subject to certain exceptions.

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

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. The Company received a $10.0 million development milestone payment in the fourth quarter of 2010. The Company is required to share 10% of the up-front and development milestone payments received under the Astellas Collaboration Agreement with The Regents of the University of California, or UCLA, pursuant to the terms of its MDV3100 license agreement. The Company paid 10% of the up-front and development milestone payments, or $11.0 million and $1.0 million, respectively, to UCLA in the fourth quarter of 2009 and the first quarter of 2011, respectively. The Company and Astellas will share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by the Company. The Company and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States equally. Outside the United States, Astellas will bear all development and commercialization costs and will pay the Company tiered, double-digit royalties on the aggregate net sales of MDV3100.

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

(b) The Pfizer Collaboration Agreement

In September 2008, the Company announced a collaboration agreement with Pfizer. Under this agreement, the Company and Pfizer agreed to collaborate on the development of dimebon for Alzheimer’s disease and Huntington disease for the United States market, including associated regulatory filings with the FDA. The Company and Pfizer discontinued development of dimebon for Huntington disease in April 2011 following the negative results in the HORIZON trial. In addition, if approved by the FDA, following such approval and the launch of dimebon in the United States, the Company, at its option, and Pfizer will co-promote dimebon to specialty physicians in the United States, and Pfizer will promote dimebon to primary care physicians in the United States. Pfizer will be responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States. Pfizer is responsible for all manufacture of product for both clinical and commercial purposes. Both the Company and Pfizer have agreed not to commercialize for the treatment of specified indications any other products directed to the same primary molecular target as dimebon for a specified time period, subject to certain exceptions.

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

(c) Revenue Recognition

The Company records up-front payments under its collaboration agreements as deferred revenue and amortizes them on a straight-line basis over the expected performance period of its deliverables under the applicable collaboration agreement. The Company presently estimates that its performance periods under the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement will end in the fourth quarter of 2014 and the fourth quarter of 2013, respectively. Milestone payments earned by the Company under its collaboration agreements are recognized as revenue in their entirety in the period in which the underlying milestone event is achieved, except that any milestone payments triggered by events that occur during the performance period and not qualifying as substantive milestones are recorded as deferred revenue and amortized on a straight-line basis over the performance period. Any profit sharing and royalty payments earned by the Company under its collaboration agreements will be recognized as revenue in the period in which the underlying product sales occur.

To date the Company has recorded $120.0 million and $225.0 million of deferred revenue with respect to the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement, respectively, consisting of up-front and development milestone payments under those agreements. At March 31, 2011, deferred revenue balances with respect to the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement were $86.9 million and $99.0 million, respectively.

Revenue recognized with respect to the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended
	March 31,
	2011	2010
	(in thousands)
Collaboration revenue from Astellas collaboration	$5,705	$5,230
Collaboration revenue from Pfizer collaboration	9,004	10,504

Total collaboration revenue	$14,709	$15,734

(d) Cost-Sharing Payments

Under both the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement, the parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall development costs and commercialization costs incurred. The Company presents these cost-sharing payments, whether to or from the Company, in the applicable expense line in the statement of operations. Cost-sharing payments by the Company to its collaborative partners are thus presented as increases in expense in the Company’s statement of operations, while cost-sharing payments by its collaborative partners to the Company are presented as reductions in expense.

For the three months ended March 31, 2011 and 2010, the Company recorded development cost-sharing payments from its corporate partners, and corresponding reductions in research and development expense, as follows:

	Three months ended
	March 31,
	2011	2010
	(in thousands)
Development cost-sharing payments from Astellas	$9,887	$6,027
Development cost-sharing payments from Pfizer	4,915	5,038

Total	$14,802	$11,065

For the three months ended March 31, 2011 and 2010, the Company recorded commercialization cost-sharing payments from (to) its corporate partners, and corresponding reductions (increases) in selling, general and administrative expense, as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Commercialization cost-sharing payments from (to) Astellas	$(68)	$135
Commercialization cost-sharing payments from (to) Pfizer	13	(252)

Total	$(55)	$(117)

NOTE 3 — BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similarly to basic net loss per share, except that the denominator is increased to include all dilutive potential common shares, including outstanding options and warrants. Potentially dilutive common shares have been excluded from the diluted loss per common share computations in all periods presented because such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted average number of total common shares outstanding for basic and diluted net loss per share data. At March 31, 2011 and 2010 these potentially dilutive securities were as follows:

	March 31,
	2011	2010
	(in thousands)
Outstanding options	4,886	5,087
Outstanding warrants	23	100
Outstanding restricted stock units	171	8

Total	5,080	5,195

NOTE 4 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss adjusted for changes in market values of available-for-sale securities. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended March 31,
	2011	2010
	(in thousands)
Net loss	$(8,452)	$(17,465)
Change in market value of available-for-sale securities	—	25

Total comprehensive loss	$(8,452)	$(17,440)

NOTE 5 — STOCK-BASED COMPENSATION

The Company’s Amended and Restated 2004 Equity Incentive Award Plan, or the Plan, which is stockholder-approved, provides for the issuance of options and other stock-based awards, including restricted stock units, covering up to 7,500,000 shares of the Company’s common stock. Shares issued upon exercise of stock-based awards are new shares that have been reserved for issuance under the Plan. The amendment and restatement of the Plan was approved by the Board and by the stockholders in March and May 2007, respectively.

The Plan is administered by the Board, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Plan cannot exceed ten years. Options generally have an exercise price equal to the fair market value of the common stock on the grant date and generally vest over a period of four years. Restricted stock units granted under the Plan represent the right to receive one share of the Company’s common stock upon vesting of each unit, and generally vest over a period of three years. In addition, all outstanding awards under the Plan will accelerate and become immediately exercisable upon a “change of control” of the Company, as defined in the Plan.

The following table summarizes stock option activity for the three months ended March 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	5,041,303	$17.39
Granted	81,024	$15.81
Exercised	203,066	$4.25
Forfeited	33,012	$20.76

Outstanding at March 31, 2011	4,886,249	$17.89	7.19	$18.0

Exercisable/vested at March 31, 2011	2,995,323	$15.81	6.29	$14.1

The following table summarizes restricted stock unit activity for the three months ended March 31, 2011:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	173,119	$14.23
Granted	—	$—
Vested	834	$15.71
Forfeited	1,170	$15.50

Outstanding at March 31, 2011	171,115	$14.21	2.7	$3.2

The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. The estimated term for options granted to employees and directors is based on the Company’s actual exercise experience and an assumption that unexercised options will remain outstanding for a period equal to the midpoint between the date the option vests in full and the contractual option termination date. For the first quarter of 2011, this methodology produced an estimated term of 5.99 years. For consultant options, at each valuation date the Company uses an estimated option term equal to the period then required for the option to vest in full. Consultant options generally vest over a period of four years from the option grant date. Different estimates of volatility, dividend yield, risk-free rate and expected term could materially change the value of an option and the resulting expense.

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

Total stock-based compensation expense recognized by the Company in the three months ended March 31, 2011 and March 31, 2010 was as follows (in thousands):

	Three months ended March 31,
	2011	2010
Stock-based compensation expense recognized as:
Research and development expense	$2,070	$1,853
General and administrative expense	1,544	1,650

Total stock-based compensation expense	$3,614	$3,503

Unearned stock-based compensation expense attributable to employee and director awards totaled $26.1 million at March 31, 2011 and will be recognized as expense over a weighted-average period of 2.63 years.

NOTE 6 — SHORT-TERM INVESTMENTS

As of March 31, 2011, short-term investments consisted of United States treasury notes maturing in April 2011. The amortized cost, gross unrealized gain and estimated fair value of short-term investments at March 31, 2011 was $100.0 million, $0.0 million and $100.0 million, respectively. As of December 31, 2010, short-term investments consisted of United States treasury notes maturing in April 2011. The amortized cost, gross unrealized gain and estimated fair value of short-term investments at December 31, 2010 were $100.0 million, $0.0 million and $100.0 million, respectively.

NOTE 7 — FAIR VALUE DISCLOSURES

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices in active markets for identical assets. The following table presents the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Fair Value March 31, 2011	Fair value measurements using
		Level 1	Level 2	Level 3
Money market funds	$53,657	$53,657	$—	$—
U.S. Treasury notes	$100,000	$100,000	$—	$—

NOTE 8 — ACCRUED EXPENSES

At March 31, 2011 and December 31, 2010, accrued expenses consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Payroll and payroll related	$1,956	$617
Preclinical and clinical trials	18,763	19,190
Other	985	1,592

Total accrued expenses	$21,704	$21,399

NOTE 9 — DEFERRED REVENUE

Deferred revenue at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Current portion:
Deferred revenue from Astellas (see Note 2a)	$23,201	$23,138
Deferred revenue from Pfizer (see Note 2b)	36,015	36,015

Total	$59,216	$59,153

Long-term portion:
Deferred revenue from Astellas (see Note 2a)	$63,709	$69,477
Deferred revenue from Pfizer (see Note 2b)	63,026	72,030

Total	$126,735	$141,507

NOTE 10 — INCOME TAXES

The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). The Company has recorded tax benefit of $0.9 million for the three months ended March 31, 2011, as it expects to carry-back anticipated 2011 losses to obtain a partial refund of federal income taxes paid for 2010. The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not.

The Company currently has a federal income tax examination in progress. Since the audit is at its preliminary stage, the Company has not recorded any potential audit adjustments. There are no on-going tax audits with state tax jurisdictions. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

NOTE 11 — CONTINGENCIES

In March 2010, the first of three purported securities class action lawsuits was commenced against the Company based on the negative CONNECTION data reported in March 2010. The lawsuits, which have now been consolidated into a single action, are largely identical and allege violations of the Securities Exchange Act of 1934 in connection with allegedly false and misleading statements made by the Company related to dimebon. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease, making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired the Company’s common stock between July 17, 2008 and March 2, 2010. The lawsuit is subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, the Company could be forced to expend significant resources in the defense of the suit and it may not prevail. The Company has not established any reserve for any potential liability relating to this lawsuit. The Company’s management believes that the Company has meritorious defenses and intends to defend this lawsuit vigorously. The Company believes it is entitled to coverage under its relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

NOTE 12 — PROCEEDS FROM STOCKHOLDER SECURITIES LAW SETTLEMENT.

In the quarter ended March 31, 2011, the Company received net proceeds of $3.0 million from a securities law settlement involving trades in the Company’s stock by an unaffiliated stockholder. The Company recognized this amount in its financial statements through a credit to additional paid in capital, with no impact to the Company’s statement of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) the negative results we reported from our CONNECTION and HORIZON trials in March 2010 and April 2011, respectively, and the potential impact of those results and/or any future dimebon clinical trial results on continued clinical development of dimebon, including risks associated with Pfizer’s potential termination of our dimebon collaboration agreement, which Pfizer has the right to do at any time, (2) our ability to successfully conduct clinical and preclinical trials for our product candidates, (3) our ability to obtain required regulatory approvals to develop and market our product candidates, (4) our ability to raise additional capital on favorable terms, (5) our ability to execute our development plan on time and on budget, (6) our ability to obtain commercial partners and maintain our relationships with our current and/or potential partners, (7) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (8) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company

We are a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. Our product candidates in clinical development are MDV3100, which is in Phase 3 development for the treatment of advanced prostate cancer, and dimebon (latrepirdine), which is in Phase 3 development for the treatment of mild-to-moderate Alzheimer’s disease. Our MDV3100 program is partnered with Astellas Pharma Inc., or Astellas, and our dimebon program is partnered with Pfizer Inc., or Pfizer.

In October 2009, we entered into a collaboration agreement with Astellas. Under the terms of the agreement, we and Astellas agreed to develop and commercialize MDV3100 for the treatment of prostate cancer. We and Astellas share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by us. We and Astellas will share equally profits (or losses) resulting from commercialization of MDV3100 in the United States. Outside the United States, Astellas will bear all development and commercialization costs and will pay us tiered double-digit royalties on aggregate net sales of MDV3100.

In September 2008, we announced a collaboration agreement with Pfizer, which became effective in October 2008. Under the terms of the agreement, we and Pfizer agreed to develop and commercialize dimebon for the treatment of Alzheimer’s disease and Huntington disease. We and Pfizer share the costs and expenses of developing and commercializing dimebon for the United States market on a 60% Pfizer/40% Medivation basis, and will share profits (or losses) resulting from commercialization of dimebon in the United States in the same proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay us tiered royalties on aggregate net sales of dimebon.

The first two Phase 3 clinical studies of dimebon that we have completed under our collaboration agreement with Pfizer were both negative. In March 2010 we reported negative top-line results from our 598-patient Phase 3 CONNECTION trial of dimebon in patients with mild-to-moderate Alzheimer’s disease, and in April 2011 we reported negative top-line results from our 403-patient Phase 3 HORIZON trial of dimebon in patients with Huntington disease. Dimebon failed to show a statistically significant benefit over placebo on any of the primary or secondary endpoints in both the CONNECTION and HORIZON trials, and thus did not meet any of either study’s efficacy endpoints. Due to the negative results in the CONNECTION trial, Pfizer has the right to terminate our collaboration agreement at any time. Due to the negative results in the HORIZON trial, we and Pfizer discontinued development of dimebon for Huntington disease in April 2011.

We have funded our operations primarily through private and public offerings of our common stock, and from the up-front, development milestone and cost-sharing payments from our collaboration agreements with Astellas and Pfizer. As of March 31, 2011, we had an accumulated deficit of $219.9 million and we expect to incur substantial additional losses for the foreseeable future as we continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs.

Our Pipeline

MDV3100

With Astellas, we are currently conducting two Phase 3 trials and one Phase 2 trial of MDV3100 in patients with various stages of advanced prostate cancer, and expect to initiate a second Phase 2 trial in the second quarter of 2011. These ongoing and upcoming clinical trials span the full spectrum of advanced prostate cancer patients, from the latest stage (patients who have already failed docetaxel-based chemotherapy) to the earliest stage (patients who have not yet been treated with any hormonal therapy). These trials, all of which are studying MDV3100 at a dose of 160 mg/day, are as follows:

•

AFFIRM is a randomized, double-blind, placebo-controlled Phase 3 trial evaluating MDV3100 versus placebo in 1,199 patients with advanced prostate cancer who have previously failed docetaxel-based chemotherapy. The primary endpoint is overall survival. We completed enrollment of the AFFIRM trial in November 2010, and intend to conduct an interim analysis in this trial. Depending on the survival rates of patients in the AFFIRM trial, data from the interim analysis could potentially be available in 2011.

•

PREVAIL is a randomized, double-blind, placebo-controlled Phase 3 trial evaluating MDV3100 versus placebo in approximately 1,700 patients with advanced prostate cancer who have not previously been treated with chemotherapy. The co-primary endpoints are progression-free survival and overall survival. We began enrollment in the PREVAIL trial in September 2010.

•

TERRAIN is a randomized, double-blind Phase 2 trial evaluating MDV3100 versus bicalutamide, the leading marketed anti-androgen drug, in approximately 370 advanced prostate cancer patients who have progressed following medical castration with an LHRH-analog drug or surgical castration. The primary endpoint is progression-free survival. We began enrollment in the TERRAIN trial in March 2011.

•

In the second quarter of 2011 we expect to initiate a Phase 2 trial evaluating MDV3100 in patients who have not had any previous hormonal treatment for their prostate cancer. This will be the first trial to examine the effects of MDV3100 in the earlier-stage population of patients who have not yet undergone medical or surgical castration.

In February 2011, we presented long-term follow-up data from our ongoing Phase 1-2 clinical trial of MDV3100 at the American Society of Clinical Oncology’s Genitourinary Cancers Symposium. A total of 140 advanced prostate cancer patients, including both men who had failed prior chemotherapy and men who were chemotherapy-naïve, were enrolled in this trial between July 2007 and December 2008. Of those men, 18 remained on study as of the cutoff date of the analysis (December 22, 2010). In this trial MDV3100 consistently demonstrated anti-tumor activity across endpoints, as evaluated by reductions in PSA levels, radiographic findings, circulating tumor cell counts, and median times to PSA and radiographic progression. Earlier results from this trial were published in 2010 in The Lancet.

Dimebon (latrepirdine)

With Pfizer, we are currently conducting the randomized, double-blind, placebo-controlled Phase 3 CONCERT trial, which is studying dimebon plus donepezil, the leading marketed Alzheimer’s disease therapy, versus donepezil alone in 1,003 patients with mild-to-moderate Alzheimer’s disease over a twelve-month treatment period. We completed enrollment in the CONCERT trial in November 2010, and expect to report top-line results in the first half of 2012. Should the CONCERT trial fail, we expect that development of dimebon would be discontinued and that Pfizer would elect to terminate our collaboration agreement.

In March 2010 and April 2011, respectively, we reported negative top-line results from our CONNECTION trial, a randomized, double-blind, six-month, placebo-controlled Phase 3 trial in 598 patients with mild-to-moderate Alzheimer’s disease, and from our HORIZON trial, a randomized, double-blind, placebo-controlled Phase 3 trial in 403 patients with Huntington disease. In March 2010 we also reported top-line results from a 742-patient safety study of dimebon in patients with mild-to-moderate Alzheimer’s disease, approximately 85% of whom were also taking one or more approved Alzheimer’s disease medicines.

In both the CONNECTION and HORIZON trials, dimebon failed to show a statistically significant improvement over placebo on any of the primary or secondary efficacy endpoints, and thus did not meet any of the study endpoints in either trial. We designed the CONNECTION trial to confirm the results of our first clinical trial of dimebon in 183 patients with mild-to-moderate Alzheimer’s disease in Russia, or the Russian Study, which was published in 2008 in The Lancet. In the Russian Study, dimebon showed a statistically significant improvement over placebo on all of the same primary and secondary efficacy endpoints used in the CONNECTION trial. Thus, the CONNECTION trial failed to replicate the efficacy results seen in the Russian Study. We designed the HORIZON trial to confirm the results of our previously completed 90-patient Phase 2 study, published in March 2010 in Archives of Neurology, showing that dimebon significantly improved cognitive function in Huntington disease patients as measured by the Mini-Mental State Examination. The HORIZON trial failed to replicate these efficacy results. Based on the HORIZON results, we and Pfizer discontinued development of dimebon for Huntington disease in April 2011.

Dimebon has been well tolerated in all studies completed to date, including the CONNECTION and HORIZON trials and the 742-patient safety study.

Critical Accounting Policies and the Use of Estimates

Reference is made to “Critical Accounting Policies and Use of Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2010. As of the date of the filing of this Quarterly Report, we did not identify any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2010.

Recent Accounting Pronouncements

Reference is made to Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Collaboration Revenue

	Three months ended March 31,
	2011	2010
	(in thousands)
Collaboration revenue from Astellas	$5,705	$5,230
Collaboration revenue from Pfizer	9,004	10,504

Total collaboration revenue	$14,709	$15,734

Percentage decrease	(7)%

During the three-month periods ended March 31, 2011 and March 31, 2010, we recorded $14.7 and $15.7 million, respectively, of amortized collaboration revenue under our collaboration agreements with Astellas and Pfizer. The decrease in revenue in the three-month period ended March 31, 2011 was due to changed estimates of the performance period under the Pfizer Collaboration Agreement, partially offset by an increase in collaboration revenues from our Astellas collaboration from amortization of a $10.0 million development milestone payment received in the fourth quarter of 2010.

To date we have recorded $120.0 million and $225.0 million of deferred revenue with respect to the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement, respectively, consisting of up-front and development milestone payments under those agreements. At March 31, 2011, deferred revenue balances with respect to the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement were $86.9 million and $99.0 million, respectively. We amortize this deferred revenue on a straight-line basis over the expected performance period of our deliverables under the applicable collaboration agreement.

We presently estimate that our performance periods under the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement will end in the fourth quarters of 2014 and 2013, respectively. Given the negative results in the CONNECTION trial we reported in March 2010, we revised our estimates of our performance period under the Pfizer Collaboration Agreement in the first and third quarters of 2010. The cumulative effect of these changes, which we applied on a prospective basis, was to extend the performance period by seven quarters and correspondingly reduce amortized revenue related to the Pfizer Collaboration Agreement by $7.3 million per quarter. Subsequent changes in our estimate of the performance periods under our collaboration agreements could significantly alter the amount of revenue recognized in future periods.

Research and Development Expense

	Three months ended March 31,
	2011	2010
	(in thousands)
Research and development expense	$17,618	$25,582
Percentage decrease	(31)%

Research and development expenses were $17.6 million for the three months ended March 31, 2011 compared to $25.6 million for the same period in 2010. The change was primarily due to a $4.2 million decrease in clinical and preclinical study expense and a $3.8 million decrease in payroll and other related expense resulting from the reduction in workforce we implemented in the first quarter of 2010 following the negative CONNECTION data. Research and development headcount at March 31, 2011 was 68 compared to 58 at March 31, 2010. We expect our research and development headcount to increase to approximately 80 over the next two quarters as we expand to staff anticipated 2011 increases in workload.

Research and development expenses represented 74% and 77% of total operating expenses in the three-month periods ended March 31, 2011 and March 31, 2010, respectively.

Under both our Astellas and Pfizer Collaboration Agreements, specified development costs incurred by our partners and us with respect to the U.S. market are subject to cost-sharing. The parties make quarterly true-up payments to ensure that each has borne its applicable percentage of the shared development costs incurred by both companies. We account for development cost true-up payments as additions to research and development expense when such payments are payable by us, and as reductions to research and development expense when such payments are receivable by us. Thus, our research and development expense is presented net of these true-up payments, which were as follows for the three months ended March 31, 2011 and March 31, 2010:

	Three months ended March 31,
	2011	2010
	(in thousands)
Development cost-sharing payments from Astellas	$9,887	$6,027
Development cost-sharing payments from Pfizer	4,915	5,038

Total development cost-sharing payments	$14,802	$11,065

To date, we have been engaged in two major research and development programs: the development of MDV3100 for the treatment of prostate cancer and the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease. We and our partner Pfizer discontinued development of dimebon for Huntington disease in April 2011. Other research and development programs consist of preclinical stage programs. Research and development costs are identified as either directly allocable to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of personnel costs (including both cash costs and non-cash stock-based compensation costs), corporate overhead costs, and other administrative and support costs. The following table summarizes the direct costs attributable to each program and the total indirect costs for each period.

	Three months ended March 31,
	2011	2010
	(in thousands)
Direct costs:
MDV3100	$4,812	$3,064
Dimebon (latrepirdine)	3,854	14,770
Other	2,298	2,603

Total direct costs	$10,964	20,437
Indirect costs	6,654	5,145

Total research and development expenses	$17,618	$25,582

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

In order to obtain the necessary regulatory approvals, we will need to establish to the satisfaction of the applicable regulatory authorities in the United States, Europe and other relevant countries that the applicable product candidate is both safe and effective for each of its intended indications. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain regulatory approvals is expensive, uncertain and takes many years. We are not able to reasonably estimate the time or cost required to obtain such regulatory approvals, and failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a corporate partner or independently. For example, MDV3100 may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and our partner Astellas will pursue. The decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our prior and ongoing clinical studies and the willingness of our corporate partners to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, we have not yet sought such input for all potential indications that we and our corporate partners may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. Moreover, we or our current or potential future corporate partners may decide to discontinue development of any development project at any time for regulatory, commercial, scientific or other reasons. To date, we have not commercialized any of our product candidates and in fact may never do so.

Selling, General and Administrative Expense

	Three months ended March 31,
	2011	2010
	(in thousands)
Selling, general and administrative expense	$6,156	$7,839
Percentage decrease	(21)%

Selling, general and administrative expenses were $6.2 million for the three months ended March 31, 2011 compared to $7.8 million for the same period in 2010. The change was primarily due to decreases in facilities and payroll expenses resulting from the reduction in workforce we implemented in the first quarter of 2010 following the negative CONNECTION data. Selling, general and administrative headcount at March 31, 2011 was 32 compared to 28 at March 31, 2010. We expect our selling, general and administrative headcount to increase to approximately 35 over the next two quarters as we expand to staff anticipated 2011 increases in workload.

Selling, general and administrative expenses represented 26% and 23% of total operating expenses in the three-month periods ended March 31, 2011 and March 31, 2010, respectively.

Under both our Astellas and Pfizer Collaboration Agreements, specified commercialization costs incurred by our partners and us with respect to the U.S. market are subject to cost-sharing. The parties make quarterly true-up payments to ensure that each has borne its applicable percentage of the shared commercialization costs incurred by both companies. We account for commercialization cost true-up payments as additions to selling, general and administrative expense when such payments are payable by us, and as reductions to selling, general and administrative expense when such payments are receivable by us. Thus, our selling, general and administrative expense is presented net of these true-up payments, which were as follows for the three months ended March 31, 2011 and March 31, 2010:

	Three months ended March 31,
	2011	2010
	(in thousands)
Commercialization cost-sharing payments from (to) Astellas	$(68)	$135
Commercialization cost-sharing payments from (to) Pfizer	13	(252)

Total commercialization cost-sharing payments	$(55)	$(117)

Interest Income

	Three months ended March 31,
	2011	2010
	(in thousands)
Interest income	$41	$113
Percentage decrease	(64)%

The decrease in interest income of 64%, or $0.1 million, in the quarter ended March 31, 2011 as compared to the prior year period was primarily due to lower yields and investment balances.

Other Income (Expense), net

	Three months ended March 31,
	2011	2010
	(in thousands)
Other income (expense), net	$(333)	$109
Percentage decrease	(406)%

The decrease in other income (expense), net of 406%, or $0.4 million, in the quarter ended March 31, 2011 as compared to the prior year period was due to higher realized and unrealized losses on foreign exchange payables.

Income Tax Expense (Benefit)

The following table summarizes our effective tax rates and income tax expense (benefit) for the three-month periods ended March 31, 2011 and March 31, 2010:

	Three months ended March 31,
	2011	2010
	(in thousands)
Income tax expense (benefit)	$(905)	$—
Effective tax rate	9.46%	0.00%

The tax benefit for the three-month period ended March 31, 2011 of $0.9 million was the result of our ability to carry back our anticipated 2011 federal income tax loss to the prior two tax years. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net losses, we maintain a full valuation allowance on our net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred cumulative net losses of $219.9 million through March 31, 2011, and we expect to incur substantial additional losses in the future as we continue research and development activities designed to support potential approval of our present and potential future product candidates. We have not generated any revenue from product sales to date, and we do not expect to generate product revenue for several years, if ever. All of our operations to date have been funded through the sale of our debt and equity securities, and from up-front, development milestone and cost-sharing true-up payments from Astellas and Pfizer. As of March 31, 2011 we had cash, cash equivalents and short-term investments of $195.0 million available to fund operations. Based upon our current expectations, we believe our capital resources at March 31, 2011 will be sufficient to fund our currently planned operations beyond the end of 2012, regardless of whether Pfizer elects to terminate our collaboration agreement. This estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash reserves earlier than presently anticipated. Our future capital requirements will depend on many factors, many of which are wholly or partially outside of our control. Such factors include the results of our ongoing clinical trials and whether such results are adequate to obtain marketing approval for any of our product candidates, whether we and our corporate partners elect or are required to conduct any additional clinical trials not presently contemplated, the nature and scope of our development activities involving product candidates other than MDV3100 and dimebon, whether we elect to exercise our co-promotion rights on either MDV3100 or dimebon should either product candidate receive marketing approvals in the United States, and the continued effectiveness of our collaboration agreements with Astellas and Pfizer.

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

We and Astellas share the costs of developing and commercializing MDV3100 for the United States market on a 50%/50% basis, and we and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States in such proportions. Costs of clinical trials supporting development in both the United States and in either Europe or Japan, including all four of our ongoing Phase 3 and Phase 2 clinical trials, are borne two-thirds by Astellas and one-third by us. Outside the United States, Astellas will bear all development and commercialization costs and will pay to us tiered, double-digit royalties on the aggregate net sales of MDV3100.

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

Under the Astellas Collaboration Agreement, Astellas paid us a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. We are also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. We received a $10.0 million development milestone payment in the fourth quarter of 2010. We are required to share 10% of the up-front and development milestone payments received under the Astellas Collaboration Agreement with The Regents of the University of California, or UCLA, pursuant to the terms of our MDV3100 license agreement. We paid 10% of the up-front and development milestone payments, or $11.0 million and $1.0 million, respectively, to UCLA in the fourth quarter of 2009 and the first quarter of 2011, respectively.

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

Pfizer Collaboration Agreement

In September 2008, we announced a collaboration agreement with Pfizer. Due to the negative results in the CONNECTION study, Pfizer has the unilateral right to terminate our collaboration agreement at any time. Under the Pfizer Collaboration Agreement, we and Pfizer will collaborate on development of dimebon for Alzheimer’s disease for the United States market, including associated regulatory filings with the FDA. We and Pfizer discontinued development of dimebon for Huntington disease in April 2011 following the negative results in the HORIZON trial. In addition, if approved by the FDA, following such approval and the launch of dimebon in the United States, we, at our option, and Pfizer have the right to co-promote dimebon to specialty physicians in the United States, and Pfizer has the sole right to promote dimebon to primary care physicians in the United States. Pfizer will be responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States. Following a period of transition from our contract manufacturers to Pfizer, Pfizer has assumed responsibility for all manufacture of product for both clinical and commercial purposes. Both we and Pfizer have agreed not to commercialize for the treatment of specified indications any other products directed to the same primary molecular target as dimebon for a specified time period, subject to certain exceptions.

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

Under the Pfizer Collaboration Agreement, Pfizer paid us a non-refundable up-front cash payment of $225.0 million in the fourth quarter of 2008. We are also eligible to receive payments of up to $500.0 million upon the attainment of development and regulatory milestones plus additional milestone payments upon the achievement of certain net sales levels for the product. We and Pfizer will share the costs and expenses of developing and commercializing dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share, and we and Pfizer will share profits (or losses) resulting from the commercialization of dimebon in the United States in such proportions. Outside the United States, Pfizer will bear all development and commercialization costs and will pay us tiered royalties on the aggregate net sales of dimebon.

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

Cash Flow

	Three months ended March 31,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,654)	$(27,465)
Investing activities	—	85,912
Financing activities	3,822	3,056

Net change in cash and cash equivalents	$(12,832)	$61,503

Operating Activities

Net cash used in operating activities totaled $16.7 million in the three months ended March 31, 2011, and was primarily driven by our net loss of $8.5 million, decreased deferred revenue of $14.7 million and decreased other current liabilities of $4.7 million arising from income tax payments for 2010, partially offset by decreased receivables from our corporate partners of $6.4 million, non-cash stock-based compensation expense of $3.6 million, and a net increase in accounts payable and accrued expenses of $2.0 million arising in the ordinary course of business.

Net cash used in operating activities totaled $27.5 million in the three months ended March 31, 2010, and was primarily driven by our net loss of $17.5 million, decreased deferred revenue of $15.7 million, and increased receivables from our corporate partners of $4.5 million, partially offset by an increase in accounts payable and accrued expenses of $7.2 million arising in the ordinary course of business, and $3.5 million in non-cash stock-based compensation expense.

Investing Activities

There were no cash flows from investing activities in the three months ended March 31, 2011.

Net cash provided by investing activities totaled $85.9 million in the three months ended March 31, 2010, representing net maturities of short-term investments.

Financing Activities

Net cash provided by financing activities totaled $3.8 million in the three months ended March 31, 2011, consisting of $0.8 million in proceeds from the exercise of employee stock options and $3.0 million in net proceeds from a stockholder securities law settlement.

Net cash provided by financing activities totaled $3.1 million in the three months ended March 31, 2010, representing proceeds from the exercise of employee stock options.

Commitments and Contingencies

During the three months ended March 31, 2011 there were no material changes to our commitments and contingencies as set forth under the caption “Commitments and Contingencies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2011, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In March 2010, the first of three purported securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchanges Act of 1934 in connection with allegedly false and misleading statements made by us related to dimebon. The plaintiffs allege among other things that we disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease, making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between July 17, 2008 and March 2, 2010. In September 2010, the court entered an order consolidating the actions and in April 2011, the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Plaintiff has until May 9, 2011 to file a consolidated, amended complaint.

Our management believes that we have meritorious defenses and intends to defend this lawsuit vigorously. However, this lawsuit is subject to inherent uncertainties, the actual cost may be significant, and we may not prevail. We believe we are entitled to coverage under our relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

ITEM 1A.	RISK FACTORS.

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report on Form 10-Q. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

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

*Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed our operations primarily through the sale of our debt and equity securities, and from up-front, development milestone and cost-sharing payments received pursuant to our collaboration agreements with Pfizer and Astellas. As of March 31, 2011 we had cash, cash equivalents and short-term investments of $195.0 million available to fund operations. Based upon our current expectations, we believe our capital resources at March 31, 2011 will be sufficient to fund our currently planned operations beyond the end of 2012, regardless of whether Pfizer elects to terminate our collaboration agreement. This estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash reserves earlier than we currently anticipate. Our future capital requirements will depend on many factors, including without limitation:

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our corporate partners’ preclinical and clinical trials;

•

whether we experience delays in our preclinical and clinical development programs, including potential delays in recruiting, or inability to recruit, patients into our ongoing PREVAIL trial of MDV3100 in chemotherapy-naïve advanced prostate cancer as a result of the availability of abiraterone acetate, which was approved by the FDA in April 2011, or other investigational and approved prostate cancer therapies, or slower than anticipated product development;

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

*Because our ongoing Phase 3 AFFIRM and PREVAIL trials of MDV3100 both have overall survival as a primary endpoint, the availability of approved and/or experimental agents that prolong survival, including the approved hormonal agent abiraterone acetate, the approved chemotherapy agents docetaxel and cabazitaxel, and the approved prostate cancer vaccine sipuleucel-T, may make it more difficult for our AFFIRM and PREVAIL trials to succeed or may prevent them from succeeding, and could reduce the magnitude of any potential survival benefit that MDV3100 may demonstrate in either such trial even if such trial does succeed. Our ongoing Phase 3 AFFIRM and PREVAIL trials in advanced prostate cancer are attempting to demonstrate a statistically significant difference in survival between drug-treated and placebo-treated patients. Overall survival is the sole primary endpoint in our ongoing AFFIRM trial, and a co-primary endpoint, together with progression-free survival, in our ongoing PREVAIL trial. Patients participating in our AFFIRM and PREVAIL trials may elect to leave our trials and switch to alternative treatments that are available to them commercially, such as abiraterone acetate, docetaxel, cabazitaxel, and sipuleucel-T. Each of these alternative treatments has demonstrated statistically significant survival benefits of between two and one-half and five months in advanced prostate cancer patients and is commercially available. The survival of any patients who leave our AFFIRM or PREVAIL trials to take an alternative treatment will continue to be included in the analysis of our trials. Any survival benefit conferred by these alternative treatments may have a negative impact on the results of our AFFIRM and PREVAIL trials, particularly in the case of patients who were randomized to placebo in our AFFIRM and PREVAIL trials. One third of the patients in our AFFIRM trial, and half the patients in our PREVAIL trial, were randomized to placebo. Patients in our AFFIRM and PREVAIL trials are free to leave our trials at any time, and are free to take any alternative treatment once they have left our trials. We have no ability to control or influence either of these decisions. Use of other alternative life-prolonging treatments by patients leaving our AFFIRM and PREVAIL trials could make it more difficult for these trials to succeed, could prevent them from succeeding, and could reduce any potential survival benefit that may be shown in these trials even if they do succeed. Failure of either our AFFIRM or PREVAIL trials could have significant negative effects on us, including preventing us from obtaining marketing approval in the patient populations being studied in those trials, being required to conduct additional trials, or causing our partner Astellas to elect to terminate our collaboration agreement. Even if our AFFIRM or PREVAIL trials succeed, any negative impact on the survival benefit shown in those trials could reduce or eliminate MDV3100’s ability to compete effectively with other treatments that have shown longer survival benefits.

*Enrollment and retention of patients in clinical trials is an expensive and time-consuming process, could be made more difficult or rendered impossible by multiple factors outside our control, including the availability of competing treatments or clinical trials of competing drugs for the same indication and the results of other studies of our product candidates in the same or other indications, and could result in significant delays, cost overruns, or both, in our product development activities, or in the failure of such activities. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. For example, there are multiple ongoing Phase 3 trials competing with our ongoing PREVAIL trial to recruit advanced prostate cancer patients who are chemotherapy-naïve, including an ongoing Phase 3 trial of an investigational agent from Takeda Pharmaceuticals that operates by the same molecular mechanism of action as the approved drug abiraterone acetate. Furthermore, because patients in our PREVAIL trial have a 50% chance of being randomized to placebo, the availability of competing treatments may make it more difficult, or impossible, to complete enrollment in the PREVAIL trial. Such competing treatments include the approved hormonal agent abiraterone acetate, the approved chemotherapy agents cabazitaxel and docetaxel, and the approved prostate cancer vaccine sipuleucel-T, all of which have been shown to prolong overall survival in advanced prostate cancer patients. Furthermore, any negative results we may report in clinical trials of any of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical studies of that same product candidate. For example, the failure of our Phase 3 trials of dimebon in mild-to-moderate Alzheimer’s disease and in Huntington disease could cause patients participating in our ongoing Phase 3 CONCERT trial of dimebon in mild-to-moderate Alzheimer’s disease to leave our trial and prevent us from completing the CONCERT trial. Similarly, should our Phase 3 AFFIRM trial of MDV3100 in post-chemotherapy advanced prostate cancer fail or produce insufficiently positive results, this could make patient recruitment and retention in our ongoing and any subsequent MDV3100 trials, including our ongoing Phase 3 PREVAIL trial, our ongoing Phase 2 TERRAIN trial and our upcoming Phase 2 trial in hormone-naïve patients, difficult or impossible. Delays or failures in planned patient enrollment and/or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop dimebon, MDV3100 or any other product candidates, or could render further development impossible.

*Positive results in the Russian Study were not predictive of results in the CONNECTION study, which was designed as a confirmatory study, positive results in our Phase 2 clinical trial of dimebon in Huntington disease patients were not predictive of results in the HORIZON study, and positive results seen in our Phase 1-2 clinical trial of MDV3100 in advanced prostate cancer may not be predictive of results of any of our ongoing and potential future clinical trials of MDV3100. The CONNECTION study was designed expressly to replicate the positive results seen in the Russian Study, but failed to do so. In addition, the HORIZON study failed to replicate the cognition benefit seen in our prior Phase 2 trial of dimebon in Huntington disease. As evidenced by these examples, even where we achieve positive results in clinical trials, subsequent clinical trials may fail, even if those subsequent trials are designed very similarly to their predecessors. Accordingly, despite the positive results seen to date in our Phase 1-2 trial of MDV3100 in advanced prostate cancer, our ongoing Phase 3 AFFIRM trial of MDV3100 in post-chemotherapy advanced prostate cancer, our ongoing Phase 3 PREVAIL trial in chemotherapy-naïve advanced prostate cancer, our ongoing Phase 2 TERRAIN trial comparing MDV3100 to bicalutamide, our upcoming Phase 2 study of MDV3100 in hormone-naïve patients, and any other of our ongoing or planned studies of MDV3100 may fail. In addition, despite the positive results seen in our Russian Study, our ongoing Phase 3 CONCERT trial may fail. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing.

*Given the negative results in the CONNECTION and HORIZON trials, our revised dimebon clinical development plan, even if completed successfully, may be inadequate to obtain approval in mild-to-moderate Alzheimer’s disease. The FDA informed us in January 2008 that the Russian Study and the CONNECTION trial could be used as the two pivotal studies required to support the approval of dimebon to treat mild-to-moderate Alzheimer’s disease, as long as a significant portion of the sites in the CONNECTION trial were located in the United States. Given the failure of the CONNECTION trial, we now propose to rely on the Russian Study and the CONCERT trial as our two pivotal studies in support of registration for mild-to-moderate Alzheimer’s disease. In June 2010, we presented the CONNECTION results and our proposed post-CONNECTION development plans to the FDA, and asked whether that combination of studies would be acceptable to support approval of dimebon to treat mild-to-moderate Alzheimer’s disease. The FDA answered this question in the affirmative, provided that the results of the CONCERT trial are robustly positive. We have not presented the CONNECTION data and our proposed post-CONNECTION development plans to the regulatory authorities in any other country, and any or all of such other regulatory authorities may give a different answer than did the FDA. Such other regulatory authorities may, for example, require one or more additional Phase 3 trials to approve dimebon in mild-to-moderate Alzheimer’s disease even if the results of the ongoing CONCERT trial are positive. Furthermore, the FDA may decline to approve dimebon for mild-to-moderate Alzheimer’s disease even if the data from the CONCERT trial are positive if the FDA does not consider the CONCERT data to be robustly positive or for other reasons, and may require us to conduct one or more additional Phase 3 trials to support approval for this reason or other reasons. In addition, we have not presented the negative HORIZON results to the FDA or any other regulatory agency. These results, despite being in a different patient population, may also make it more difficult for us to obtain, or preclude us from obtaining, regulatory approval of dimebon for mild-to-moderate Alzheimer’s disease even if the CONCERT results are positive. If this or any other negative regulatory development were to occur, it may not be feasible for us to continue the development of dimebon for Alzheimer’s disease. Furthermore, even if we are able to obtain regulatory approval for mild-to-moderate Alzheimer’s disease based on the Russian Study and the CONCERT study, that approval would not include severe Alzheimer’s disease, which would decrease the size of the potential market opportunity for dimebon, as may the negative results of the CONNECTION and HORIZON trials. If we and Pfizer (or either of us individually) determines that clinical development of dimebon should be further curtailed or abandoned as a result of any such negative regulatory development or otherwise, our potential future milestone payments and potential future revenues from the potential commercialization of dimebon would be reduced or eliminated.

*We are dependent upon our collaborative relationships with Pfizer and Astellas to further develop, manufacture and commercialize dimebon and MDV3100, respectively. There may be circumstances that delay or prevent Pfizer’s or Astellas’ ability to develop, manufacture and commercialize dimebon or MDV3100, respectively, or that result in Pfizer or Astellas terminating our agreements with each of them. In September 2008, we announced that we had entered into a collaboration agreement with Pfizer for the development, manufacture and commercialization of dimebon to treat Alzheimer’s disease and Huntington disease. In April 2011, we and Pfizer discontinued development of dimebon for Huntington disease based on the negative HORIZON results. Under the agreement, Pfizer is responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States and is responsible globally for all manufacture of product for both clinical and commercial purposes. In the United States, we and Pfizer are responsible for jointly developing and commercializing dimebon, and we share the costs, profits and losses on a 60%/40% basis, with Pfizer assuming the larger share. Under the terms of the agreement, Pfizer has the unilateral right to terminate the agreement at any time based on the negative results of the CONNECTION trial. Should the CONCERT trial fail, we expect that development of dimebon would be discontinued and that Pfizer would elect to terminate our collaboration agreement. In October 2009, we announced that we had entered into a collaboration agreement with Astellas for the development, manufacture and commercialization of MDV3100 to treat prostate cancer. Under the agreement, Astellas is responsible for developing, seeking regulatory approval for, and commercializing MDV3100 outside the United States and, following a transition period, is responsible globally for all manufacture of product for both clinical and commercial purposes. We and Astellas are jointly responsible for developing, seeking regulatory approval for, and commercializing MDV3100 in the United States. We and Astellas share equally the costs, profits and losses arising from development and commercialization of MDV3100 in the United States. For clinical trials useful both in the United States and in Europe or Japan, including all three of our ongoing Phase 3 and Phase 2 trials of MDV3100, we will be responsible for one-third of the total costs and Astellas will be responsible for the remaining two-thirds.

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

If Pfizer or Astellas were to unilaterally terminate our collaborative relationship, we would need to undertake development, manufacturing and marketing activities for dimebon or MDV3100, respectively, solely at our own expense and/or seek one or more other partners for some or all of these activities, worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, might limit the indications we are able to pursue for MDV3100, and could prevent us from effectively developing and commercializing dimebon and MDV3100. If we sought to find one or more other pharmaceutical company partners for some or all of these activities, we may not be successful in such efforts, or they may result in collaborations that have us expending greater funds and efforts than our current relationships with Pfizer and Astellas.

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

*If Pfizer’s or Astellas’ business strategies change, any such changes may adversely affect our collaborative relationships with each party. Either Pfizer or Astellas may change its business strategy. Decisions by either Pfizer or Astellas to either reduce or eliminate its participation in the Alzheimer’s disease field or prostate cancer field, respectively, to emphasize other competitive agents currently in its portfolio at the expense of dimebon or MDV3100, respectively, or to add additional competitive agents to its portfolio, could reduce its financial incentives to continue to develop, seek regulatory approval for, or commercialize dimebon or MDV3100, respectively. For example, in October 2009 Pfizer completed its acquisition of Wyeth, which is co-developing an Alzheimer’s disease product candidate that, like dimebon, is currently in Phase 3 development. A change in Pfizer’s business strategy as a result of the

Wyeth acquisition or for other reasons, including the negative results of the CONNECTION and HORIZON trials or potential negative results in the ongoing CONCERT trial, may adversely affect activities under our collaboration agreement with Pfizer, which could cause significant delays and funding shortfalls impacting the activities under the collaboration and seriously harming our business, or could result in changes to the terms of our collaboration or its outright termination. Should the CONCERT trial fail, we expect that development of dimebon would be discontinued and that Pfizer would elect to terminate our collaboration agreement. In addition, Astellas has partnered with us based in part on Astellas’ desire to use MDV3100 as a component of building a global oncology franchise, which Astellas presently does not have. If Astellas’ strategic objective of building a global oncology franchise were to change, such change could negatively impact any commercial prospects of MDV3100.

*Our industry is highly regulated by the FDA and comparable foreign regulatory agencies. We must comply with extensive, strictly enforced regulatory requirements in order to develop and obtain marketing approval for any of our product candidates. Before we, Pfizer, Astellas or any potential future partners can obtain regulatory approval for the sale of our product candidates, our product candidates must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. The preclinical and clinical trials of any product candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. We are required to obtain and maintain an effective investigational new drug application to commence human clinical trials in the United States and must obtain and maintain additional regulatory approvals before proceeding to successive phases of our clinical trials. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or medical device and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed or halted due to any of the following:

•	any preclinical test or clinical trial may fail to produce safety and efficacy results satisfactory to the FDA or foreign regulatory authorities;

•	preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;

•

negative or inconclusive results from a preclinical test or clinical trial, such as the negative results from the CONNECTION trial in mild-to-moderate Alzheimer’s disease reported in March 2010 and the negative results from the HORIZON trial in Huntington disease reported in April 2011, or adverse medical events during a clinical trial could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are ongoing or have been completed and were successful;

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

If our product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices, or cGMP, and other applicable regulatory standards, they will not be commercially successful. All pharmaceutical and medical device products in the United States, Europe and other countries must be manufactured in strict compliance with cGMP and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We face the risk that our contract manufacturers may have interruptions in raw material supplies, be unable to comply with strictly enforced regulatory requirements, or for other reasons beyond their or our control, be unable to complete their manufacturing responsibilities on time, on budget, or at all. Under our collaboration agreements with Pfizer and Astellas, Pfizer and Astellas are responsible for all manufacture of dimebon and MDV3100, respectively, for commercial purposes, but we cannot guarantee that either Pfizer or Astellas will be able to supply dimebon or MDV3100, respectively, in a timely manner or at all. Furthermore, commercial manufacturing processes have not yet been validated for either dimebon or MDV3100. In the event that Pfizer elects to terminate our dimebon collaboration agreement, following a period of transition assistance from Pfizer, we will be responsible for manufacturing dimebon or finding a different third party to manufacture dimebon and neither we nor any other third party have experience manufacturing dimebon at commercial scale under cGMP-compliant conditions. We thus cannot guarantee that commercial-scale cGMP manufacture of dimebon and/or MDV3100 will be possible, on a cost-effective basis or at all, which would materially and adversely affect the value of these programs.

*Any of our product development candidates that receive marketing approval will face significant competition from other approved products, including generic products and products with more convenient dosing regimens, and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, in 2010 and 2011 a new second-line chemotherapy drug, cabazitaxel, and a new hormonal drug, abiraterone acetate, received marketing approval in the post-chemotherapy advanced prostate cancer patient population we are studying in our ongoing Phase 3 AFFIRM trial of MDV3100, and a new prostate cancer vaccine, sipuleucel-T, received marketing approval covering both the post-chemotherapy advanced prostate cancer population we are studying in our Phase 3 AFFIRM trial and the chemotherapy-naïve advanced prostate cancer population we are studying in our Phase 3 PREVAIL trial. In addition, abiraterone acetate has already completed enrollment in a Phase 3 trial in the chemotherapy-naïve advanced prostate cancer population, and could report positive results from that trial at any time. Several other drugs are also in advanced clinical development in both populations. In Alzheimer’s disease, there are four currently marketed drugs, two of which already have generic equivalents and the remaining two of which are expected to have generic equivalents by 2015. These drugs are all dosed once or twice per day, while dimebon dosing is three times daily in all of our completed clinical trials and in our ongoing CONCERT trial. This difference in dosing regimen may make dimebon less competitive than alternative drugs if dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, the past and expected future loss of patent protection on the approved Alzheimer’s disease drugs has and is likely to continue to significantly reduce the commercial pricing of those approved drugs, which puts significant competitive pressure on the prices we or our potential partners could charge for dimebon should it ever be approved. Companies currently marketing, or expected to be marketing in the near future, products that will compete directly with any of our investigational drugs that may receive marketing approval include some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson, sanofi-aventis and Forest Laboratories. There are also dozens of additional small molecule and recombinant protein candidates in development targeting Alzheimer’s disease and advanced prostate cancer, including compounds already in Phase 3 clinical trials. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receives regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. Even if dimebon were ever to receive marketing approval, the negative data from the CONNECTION trial could be included in the product label, which could make dimebon less attractive to physicians and patients than other products that are currently, or that in the future may be, approved for Alzheimer’s disease, which could limit potential sales of dimebon. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we, Pfizer, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

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

Risks Related to Ownership of Our Common Stock

* We have been named as a defendant in a purported securities class action lawsuit. This lawsuit could result in substantial damages and may divert management’s time and attention from our business and operations. In March 2010, the first of three purported securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits, which have now been consolidated into a single action, are largely identical and allege violations of the Exchange Act in connection with allegedly false and misleading statements made by us related to dimebon. The plaintiffs allege, among other things, that we disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease, making it impossible for stockholders to gain a realistic understanding of the drug’s progress toward FDA approval. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between July 17, 2008 and March 2, 2010. In September 2010, the court entered an order consolidating the actions and in April 2011, the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Plaintiff has until May 9, 2011 to file a consolidated, amended complaint.

Our management believes that we have meritorious defenses and intends to defend this lawsuit vigorously. However, this lawsuit is subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of the suit and we may not prevail. Monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation and, although we believe the company is entitled to coverage under the relevant insurance policies, subject to a $350,000 retention, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.

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

•

developments concerning our collaboration with Pfizer, our collaboration with Astellas, or any future collaborations, including any potential decision by Pfizer to terminate our dimebon collaboration due to the negative results of the CONNECTION trial in mild-to-moderate Alzheimer’s disease reported in March 2010, the negative results of the HORIZON trial in Huntington disease reported in April 2011, or other factors;

•	publicity regarding us, our product candidates or those of our competitors, including research reports published by securities analysts;

•	regulatory developments in the United States and foreign countries;

•	litigation, including the purported securities class action lawsuits pending against us and certain of our officers;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

4.1	Common Stock Certificate.	SB-2/A	333-03252	4.1	6/14/1996

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

10.1*	Base Salaries for Fiscal Year 2011 for Certain Executive Officers.	10-K	001-32836	10.20	3/16/2011

10.2*	Medivation, Inc. 2011 Bonus Plan Summary.	10-K	001-32836	10.21	3/16/2011

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011	MEDIVATION, INC.

	By:	/s/ C. Patrick Machado
Name: C. Patrick Machado
Title: Chief Business Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

4.1	Common Stock Certificate.	SB-2/A	333-03252	4.1	6/14/1996

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

10.1*	Base Salaries for Fiscal Year 2011 for Certain Executive Officers.	10-K	001-32836	10.20	3/16/2011

10.2*	Medivation, Inc. 2011 Bonus Plan Summary.	10-K	001-32836	10.21	3/16/2011

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.