Form 10-Q
period 2011-06-30
MEDIVATION, INC.
filed 2011-08-09
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 3, 2011, 34,907,994 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDIVATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$182,286	$107,717
Short-term investments	75	100,039
Receivable from collaboration partners (Note 2)	14,763	21,188
Prepaid expenses and other current assets	6,791	8,067

Total current assets	203,915	237,011
Property and equipment, net	796	862
Restricted cash	843	843
Other non-current assets	2,760	887

Total assets	$208,314	$239,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,285	$3,229
Accrued expenses	24,201	21,399
Deferred revenue	59,762	59,153
Other current liabilities	459	5,193

Total current liabilities	90,707	88,974
Deferred revenue, net of current	113,390	141,507
Other non-current liabilities	1,296	1,438

Total liabilities	205,393	231,919

Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value per share;
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share;		—
50,000,000 shares authorized; issued and outstanding shares 34,906,744 at June 30, 2011 and 34,573,829 at December 31, 2010	349	346
Additional paid-in capital	231,948	218,786
Accumulated other comprehensive gain	—	2
Accumulated deficit	(229,376)	(211,450)

Total stockholders’ equity	2,921	7,684

Total liabilities and stockholders’ equity	$208,314	$239,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Collaboration revenue	$15,799	$15,792	$30,508	$31,526
Operating expenses:
Research and development	19,139	18,255	36,757	43,837
Selling, general and administrative	7,036	4,974	13,192	12,813

Total operating expenses	26,175	23,229	49,949	56,650
Loss from operations	(10,376)	(7,437)	(19,441)	(25,124)
Other income (expense):
Interest income	9	80	50	193
Other income (expense)	(99)	117	(432)	226

Total other income (expense)	(90)	197	(382)	419

Net loss before income tax	(10,466)	(7,240)	(19,823)	(24,705)
Income tax expense (benefit)	(992)	—	(1,897)	—

Net loss	$(9,474)	$(7,240)	$(17,926)	$(24,705)
Basic and diluted net loss per common share	$(0.27)	$(0.21)	$(0.52)	$(0.73)

Weighted average common shares used in the calculation of basic and diluted net loss per share	34,888	34,053	34,776	34,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(17,926)	$(24,705)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	215	213
Accretion of discount on securities	(38)	(174)
Stock-based compensation	7,289	6,705
Changes in operating assets and liabilities:
Receivable from collaboration partners	6,425	(6,543)
Prepaid expenses and other current assets	1,276	1,181
Other non-current assets	(1,874)	(414)
Accounts payable	3,056	2,078
Accrued expenses	2,802	4,282
Other current liabilities	(4,734)	(647)
Deferred revenue	(27,508)	(31,526)
Other non-current liabilities	(142)	(109)

Net cash used in operating activities	(31,159)	(49,659)

Cash flows from investing activities:
Purchase of short-term investments	—	(69,962)
Maturities of short-term investments	100,000	86,000
Purchase of property and equipment	(148)	(102)

Net cash provided by investing activities	99,852	15,936

Cash flows from financing activities:
Stock option exercises	2,917	3,061
Net proceeds from stockholder securities law settlement	2,959	—

Net cash provided by financing activities	5,876	$3,061

Net increase (decrease) in cash and cash equivalents	74,569	(30,662)
Cash and cash equivalents at beginning of period	107,717	57,463

Cash and cash equivalents at end of period	$182,286	$26,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

The first two Phase 3 clinical studies of dimebon that the Company has completed under its collaboration agreement with Pfizer were both negative. In March 2010, the Company reported negative top-line results from its 598-patient Phase 3 CONNECTION trial of dimebon in patients with mild-to-moderate Alzheimer’s disease, and in April 2011 the Company reported negative top-line results from its 403-patient Phase 3 HORIZON trial of dimebon in patients with Huntington disease. Dimebon failed to show a statistically significant benefit over placebo on any of the primary or secondary endpoints in both the CONNECTION and HORIZON trials, and thus did not meet any of either study’s efficacy endpoints. Due to the negative results in the CONNECTION trial, Pfizer has the right to terminate the collaboration agreement with the Company at any time. Due to the negative results in the HORIZON trial, the Company and Pfizer discontinued development of dimebon for Huntington disease in April 2011.

The Company has funded its operations primarily through private and public offerings of its common stock, and from the up-front, development milestone and cost-sharing payments from its collaboration agreements with Astellas and Pfizer. As of June 30, 2011, the Company had an accumulated deficit of $229.4 million and it expects to incur substantial additional losses for the foreseeable future as it continues to finance clinical and preclinical studies of its existing and potential future product candidates and its corporate overhead costs.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance, which must be applied retroactively, will be effective for the Company in the second quarter of fiscal year 2012. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on its consolidated financial position, results of operations or cash flows.

In May 2011, the FASB amended ASC 820, “Fair Value Measurement.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment will be effective for the Company in the second quarter of fiscal year 2012. The Company is currently assessing the potential impact, if any, this amendment may have on its consolidated financial position, results of operations and cash flows.

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

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. As of June 30, 2011, the Company had received an aggregate of $13.0 million in development milestone payments under the Astellas Collaboration Agreement, $3.0 million of which was received in the second quarter of 2011. The Company is required to share 10% of the up-front and development milestone payments received under the Astellas Collaboration Agreement with The Regents of the University of California, or UCLA, pursuant to the terms of its MDV3100 license agreement. The Company and Astellas will share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by the Company. The Company and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States equally. Outside the United States, Astellas will bear all development and commercialization costs and will pay the Company tiered, double-digit royalties on the aggregate net sales of MDV3100.

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

To date the Company has recorded $123.0 million and $225.0 million of deferred revenue with respect to the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement, respectively, consisting of up-front and development milestone payments under those agreements. At June 30, 2011, deferred revenue balances with respect to the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement were $83.1 million and $90.1 million, respectively.

Revenue recognized with respect to the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Collaboration revenue from Astellas collaboration	$6,795	$5,288	$12,500	$10,518
Collaboration revenue from Pfizer collaboration	9,004	10,504	18,008	21,008

Total collaboration revenue	$15,799	$15,792	$30,508	$31,526

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

For the three and six months ended June 30, 2011 and 2010, the Company recorded development cost-sharing payments from its corporate partners, and corresponding reductions in research and development expense, as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Development cost-sharing payments from Astellas	$11,226	$6,939	$21,113	$12,966
Development cost-sharing payments from Pfizer	2,988	6,065	7,903	11,103

Total	$14,214	$13,004	$29,016	$24,069

For the three and six months ended June 30, 2011 and 2010, the Company recorded commercialization cost-sharing payments from (to) its corporate partners, and corresponding reductions (increases) in selling, general and administrative expense, as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Commercialization cost-sharing payments from (to) Astellas	$526	$115	$458	$250
Commercialization cost-sharing payments from (to) Pfizer	23	(86)	36	(338)

Total	$549	$29	$494	$(88)

NOTE 3 — BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed similarly to basic net loss per share, except that the denominator is increased to include all dilutive potential common shares, including outstanding options and warrants. Potentially dilutive common shares have been excluded from the diluted loss per common share computations in all periods presented because such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted average number of total common shares outstanding for basic and diluted net loss per share data. At June 30, 2011 and 2010 these potentially dilutive securities were as follows:

	June 30,
	2011	2010
	(in thousands)
Outstanding options	4,744	4,468
Outstanding warrants	23	23
Outstanding restricted stock units	171	6

Total	4,938	4,497

NOTE 4 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss adjusted for changes in market values of available-for-sale securities. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net loss	$(9,474)	$(7,240)	$(17,926)	$(24,705)
Change in unrealized gain / (loss) on available-for-sale securities	(2)	(14)	(2)	11

Total comprehensive loss	$(9,476)	$(7,254)	$(17,928)	$(24,694)

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

The Plan is administered by the Board, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Plan cannot exceed ten years. Options generally have an exercise price equal to the fair market value of the common stock on the grant date and generally vest over a period of four years. Restricted stock units granted under the Plan typically vest in three equal installments of on the first, second and third anniversaries of the grant date. In addition, all outstanding awards under the Plan will accelerate and become immediately exercisable upon a “change of control” of the Company, as defined in the Plan.

The following table summarizes stock option activity for the six months ended June 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	5,041,303	$17.39
Granted	81,024	$15.81
Exercised	332,081	$8.78
Forfeited	46,282	$22.43

Outstanding at June 30, 2011	4,743,964	$17.91	6.97	$26.5

Exercisable/vested at June 30, 2011	3,080,977	$16.19	6.14	$19.9

The following table summarizes restricted stock unit activity for the six months ended June 30, 2011:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	173,119	$14.23
Granted	—	—
Vested	834	$15.71
Forfeited	1,500	$15.50

Outstanding at June 30, 2011	170,785	$14.21	2.5	$3.7

The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock, the historical stock price volatility of comparable companies’ common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. Estimated dividend yield is 0%. The risk-free rate is estimated to equal U.S. Treasury security rates for the applicable terms. For employee and director options, the Company estimates option term based on its actual exercise experience and an assumption that unexercised options will remain outstanding for a period equal to the midpoint between the date the option vests in full and the contractual option termination date. For the second quarter of 2011, this methodology produced an estimated term of 5.99 years for options granted to employees and directors. For consultant options, at each valuation date the Company uses an estimated option term equal to the period then required for the option to vest in full. Consultant options generally vest over a period of four years from the option grant date. Different estimates of volatility, dividend yield, risk-free rate and expected term could materially change the estimated value of an option and the resulting expense.

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

Total stock-based compensation expense recognized by the Company in the three and six months ended June 30, 2011 and 2010 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Stock-based compensation expense recognized as:
Research and development expense	$2,108	$1,838	$4,178	$3,691
Selling, general and administrative expense	1,567	1,364	3,111	3,014

Total stock-based compensation expense	$3,675	$3,202	$7,289	$6,705

Unearned stock-based compensation expense attributable to employee and director awards totaled $23.0 million at June 30, 2011 and will be recognized as expense over a weighted-average period of 2.48 years.

NOTE 6 — SHORT-TERM INVESTMENTS

As of June 30, 2011, short-term investments consisted solely of certificates of deposit securing the Company’s obligations under its office leases. As of December 31, 2010, short-term investments consisted solely of United States treasury notes maturing in April 2011 and certificates of deposit securing the Company’s obligations under its office leases. The amortized cost, gross unrealized gain and estimated fair value of short-term investments at December 31, 2010 were $100.0 million, $0.0 million and $100.0 million, respectively.

NOTE 7 — FAIR VALUE DISCLOSURES

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices in active markets for identical assets. The following table presents the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

		Fair value measurements using
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$53,657	$53,657	—	—

NOTE 8 — ACCRUED EXPENSES

At June 30, 2011 and December 31, 2010, accrued expenses consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Payroll and payroll related	$2,863	$617
Preclinical and clinical trials	20,099	19,190
Other	1,239	1,592

Total accrued expenses	$24,201	$21,399

NOTE 9 — DEFERRED REVENUE

Deferred revenue at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Current portion:
Deferred revenue from Astellas	$23,747	$23,138
Deferred revenue from Pfizer	36,015	36,015

Total	$59,762	$59,153

Long-term portion:
Deferred revenue from Astellas	$59,367	$69,477
Deferred revenue from Pfizer	54,023	72,030

Total	$113,390	$141,507

NOTE 10 — INCOME TAXES

The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270 whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). The Company has recorded tax benefit of $1.9 million for the six months ended June 30, 2011 due to the ability to carry back federal net operating losses incurred year to date. The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not.

At June 30, 2011, the Company’s 2008 federal income tax return is under examination by the Internal Revenue Service. Since the audit is at its preliminary stage, the Company has not recorded any audit adjustment as no finding or adjustments have been proposed to the Company. There is no other on-going tax audit with state tax jurisdictions. As a result of the Company’s net operating loss carry forwards, all of its tax years are subject to federal and state tax examination.

NOTE 11 — CONTINGENCIES

In March 2010, the first of three putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired common stock in the Company between September 21, 2006 and March 2, 2010. In September 2010, the court entered an order consolidating the actions, and in April 2011 the court entered an order appointing Catoosa Fund L.P. and its attorneys as lead plaintiff and lead counsel. On May 9, 2011, lead plaintiff filed a consolidated, amended complaint. On June 8, 2011, the Company and those of its officers who have been served in the action filed a motion to dismiss the consolidated amended complaint. The motion to dismiss has been fully briefed and is scheduled to be heard by the Court on August 12, 2011. This lawsuit is subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, the Company could be forced to expend significant resources in the defense of the suit and it may not prevail. The Company has not established any reserve for any potential liability relating to this lawsuit. The Company’s management believes that the Company has meritorious defenses and intends to defend the lawsuit vigorously. The Company believes it is entitled to coverage under its relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient. As of June 30, 2011, the Company had incurred an aggregate of $282,000 in expenses chargeable against that retention.

NOTE 12 — PROCEEDS FROM STOCKHOLDER SECURITIES LAW SETTLEMENT

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

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) the negative results we reported from our CONNECTION and HORIZON trials in March 2010 and April 2011, respectively, and the potential impact of those results and/or any future dimebon clinical trial results on continued clinical development of dimebon, including risks associated with Pfizer’s potential termination of our dimebon collaboration agreement, which Pfizer has the right to do at any time, (2) our ability to successfully conduct clinical and preclinical trials for our product candidates, (3) the effects of competing and alternative treatments on patient enrollment and retention in and the results of our ongoing and planned clinical trials, (4) our ability to obtain required regulatory approvals to develop and market our product candidates, (5) our ability to raise additional capital on favorable terms, (6) our ability to execute our development plan on time and on budget, (7) our ability to obtain commercial partners and maintain our relationships with our current and/or potential partners, (8) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (9) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have funded our operations primarily through private and public offerings of our common stock, and from the up-front, development milestone and cost-sharing payments from our collaboration agreements with Astellas and Pfizer. As of June 30, 2011, we had an accumulated deficit of $229.4 million and we expect to incur substantial additional losses for the foreseeable future as we continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs.

Our Pipeline

MDV3100

With Astellas, we are currently conducting two Phase 3 trials and two Phase 2 trials of MDV3100 in patients with various stages of advanced prostate cancer. These ongoing clinical trials span the full spectrum of advanced prostate cancer patients, from the latest stage (patients who have already failed docetaxel-based chemotherapy) to the earliest stage (patients who have not yet been treated with any hormonal therapy). These trials, all of which are studying MDV3100 at a dose of 160 mg/day, are as follows:

•

AFFIRM is a randomized, double-blind, placebo-controlled Phase 3 trial evaluating MDV3100 versus placebo in 1,199 patients with advanced prostate cancer who have previously failed docetaxel-based chemotherapy. The primary endpoint is overall survival. We completed enrollment of the AFFIRM trial in November 2010, and intend to conduct an interim analysis in this trial. Based on the current event rate in the trial, we expect to report data from the interim analysis in 2011.

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

•

In May 2011, we initiated a Phase 2 trial evaluating MDV3100 in approximately 60 patients with advanced prostate cancer who have not had any previous hormonal treatment. This is the first trial to examine the effects of MDV3100 in the earlier-stage population of advanced prostate cancer patients who have not yet undergone medical or surgical castration. The primary endpoint in the trial is prostate-specific antigen, or PSA, response.

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

In March 2010 and April 2011, respectively, we reported negative top-line results from our CONNECTION trial, a randomized, double-blind, six-month, placebo-controlled Phase 3 trial in 598 patients with mild-to-moderate Alzheimer’s disease, and from our HORIZON trial, a randomized, double-blind, placebo-controlled Phase 3 trial in 403 patients with Huntington disease. In March 2010, we also reported top-line results from a 742-patient safety study of dimebon in patients with mild-to-moderate Alzheimer’s disease, approximately 85% of whom were also taking one or more approved Alzheimer’s disease medicines.

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

Results of Operations

Three and Six months ended June 30, 2011 and 2010

Collaboration Revenue

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Total collaboration revenue	$15,799	$15,792	$30,508	$31,526
Percentage change	0%		(3%)

We recorded $15.8 million of amortized collaboration revenue in each of the three-month periods ended June 30, 2011 and 2010 under our collaboration agreements with Astellas and Pfizer. During the six-month periods ended June 30, 2011 and 2010, we recorded $30.5 and $31.5 million, respectively, of amortized collaboration revenue under our collaboration agreements with Astellas and Pfizer. The decrease in revenue in the six-month period ended June 30, 2011 was due to changed estimates of the performance period under the Pfizer Collaboration Agreement partially offset by an increase in collaboration revenues from our Astellas collaboration resulting from the amortization of an aggregate of $13 million in development milestone payments received from Astellas through June 30, 2011.

To date we have recorded $123.0 million and $225.0 million of deferred revenue with respect to the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement, respectively, consisting of up-front and development milestone payments under those agreements. At June 30, 2011, deferred revenue balances with respect to the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement were $83.1 million and $90.1 million, respectively. We amortize this deferred revenue on a straight-line basis over the expected performance period of our deliverables under the applicable collaboration agreement.

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

Research and Development Expense

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Research and Development	$19,139	$18,255	$36,757	$43,837
Percentage change	5%		(16%)

Research and development expense increased by $0.8 million, or five percent, to $19.1 million in the three months ended June 30, 2011 from $18.3 million in the three months ended June 30, 2010. This increase was due primarily to increases of $1.8 million in preclinical expenses associated with new programs, $1.2 million in payroll expenses associated with increased headcount, $1.1 million in consulting expenses associated with increased workload on our AFFIRM and PREVAIL trials, and a $0.3 million payment to UCLA representing its 10 percent share of the $3.0 million development milestone payment we received from Astellas in the second quarter, partially offset by reduced clinical expenses of $3.5 million resulting primarily from reduced dimebon development activities.

Research and development expense decreased by $7.0 million, or 16 percent, to $36.8 million in the six months ended June 30, 2011 from $43.8 million in the six months ended June 30, 2010. This decrease was due primarily to reductions of $6.7 million in clinical expenses and $1.8 million in manufacturing expenses, both resulting primarily from reduced dimebon development activities, and $0.7 million in facilities expense arising from a lease termination fee incurred in the first quarter of 2010 following the negative results in our CONNECTION trial, partially offset by increases of $1.4 million in consulting expenses associated with increased workload on our AFFIRM and PREVAIL trials, and $0.9 million in preclinical expenses associated with new programs.

Research and development headcount at June 30, 2011 was 70 compared to 56 at June 30, 2010. We expect our research and development headcount to increase to approximately 80 over the next two quarters as we expand our staff to meet anticipated 2011 increases in workload.

Research and development expenses represented 73% and 79% of total operating expenses in the three-month periods ended June 30, 2011 and 2010, respectively, and 74% and 77% of total operating expenses in the six-month periods ended June 30, 2011 and 2010, respectively.

Under both our Astellas and Pfizer Collaboration Agreements, specified development costs incurred by our partners and us with respect to the U.S. market are subject to cost-sharing. The parties make quarterly true-up payments to ensure that each has borne its applicable percentage of the shared development costs incurred by both companies. We account for development cost true-up payments as additions to research and development expense when such payments are payable by us, and as reductions to research and development expense when such payments are receivable by us. Thus, our research and development expense is presented net of these true-up payments, which were as follows for the three- and six-months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Development cost-sharing payments from Astellas	$11,226	$6,939	$21,113	$12,966
Development cost-sharing payments from Pfizer	2,988	6,065	7,903	11,103

Total	$14,214	$13,004	$29,016	$24,069

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Direct costs:
MDV3100	$6,597	$4,642	$12,898	$8,342
Dimebon (latrepirdine)	2,069	10,147	6,436	25,282
Other	3,777	1,470	6,075	4,073

Total direct costs	12,443	16,259	25,409	37,697
Indirect costs	6,696	1,996	11,348	6,140

Total research and development expenses	$19,139	$18,255	$36,757	$43,837

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

In order to obtain the necessary regulatory approvals, we will need to establish to the satisfaction of the applicable regulatory authorities in the United States, Europe and other relevant countries that the applicable product candidate is both safe and effective for each of its intended indications. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain regulatory approvals is expensive, uncertain and takes many years. We are not able to reasonably estimate the time or cost required to obtain such regulatory approvals, and failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a corporate partner or independently. For example, MDV3100 may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and our partner Astellas will pursue. The decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our prior and ongoing clinical studies and the willingness of our corporate partners to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities; we have not yet sought such input for all potential indications that we and our corporate partners may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. Moreover, we or our current or potential future corporate partners may decide to discontinue development of any development project at any time for regulatory, commercial, scientific or other reasons. To date, we have not commercialized any of our product candidates and in fact may never do so.

Selling, General and Administrative Expense

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Selling, general and administrative expense	$7,036	$4,974	$13,192	$12,813
Percentage change	41%		3%

Selling, general and administrative expense increased by $2.0 million, or 41 percent, to $7.0 million in the three months ended June 30, 2011 from $5.0 million in the three months ended June 30, 2010. This increase was due primarily to increases of $0.8 million in legal expenses associated with a litigation matter we initiated in the second quarter of 2011 regarding our MDV3100 technology and defense of the securities class action lawsuit initiated following the negative results in our CONNECTION trial, $0.8 million in payroll expenses associated with increased headcount, and $0.4 million in MDV3100-related market research expenses. We believe we are entitled to coverage for the securities class action matter under our existing insurance policies, subject to a $350,000 retention. As of June 30, 2011, we had incurred an aggregate of $282,000 in expenses chargeable against that retention.

Selling, general and administrative expense increased by $0.4 million, or three percent, to $13.2 million in the six months ended June 30, 2011 from $12.8 million in the six months ended June 30, 2010. This increase was due primarily to increases of $0.6 million in payroll expenses associated with increased headcount, and $0.3 million in legal expenses associated with the matters noted above, partially offset by a reduction of $0.4 million in facilities expense arising from a lease termination fee incurred in the first quarter of 2010 following the negative results in our CONNECTION trial.

Selling, general and administrative expenses represented 27% and 21% of total operating expenses in the three-month periods ended June 30, 2011 and 2010, respectively, and 26% and 23% of total operating expenses in the six-month periods ended June 30, 2011 and 2010, respectively.

Selling, general and administrative headcount at June 30, 2011 was 34 compared to 27 at June 30, 2010.

Under both our Astellas and Pfizer Collaboration Agreements, specified commercialization costs incurred by our partners and us with respect to the U.S. market are subject to cost-sharing. The parties make quarterly true-up payments to ensure that each has borne its applicable percentage of the shared commercialization costs incurred by both companies. We account for commercialization cost true-up payments as additions to selling, general and administrative expense when such payments are payable by us, and as reductions to selling, general and administrative expense when such payments are receivable by us. Thus, our selling, general and administrative expense is presented net of these true-up payments, which were as follows for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Commercialization cost-sharing payments from (to) Astellas	$526	$115	$458	$250
Commercialization cost-sharing payments from (to) Pfizer	23	(86)	36	(338)

Total	$549	$29	$494	$(88)

Interest Income

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Interest income	$9	$80	$50	$193
Percentage change	(89%)		(74%)

The decrease in interest income in the three and six months ended June 30, 2011 as compared to the prior year periods was primarily due to lower yields and investment balances.

Other Income (Expense)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Other income (expense)	$(99)	$117	$(432)	$226
Percentage change	(185%)		(291%)

The decrease in other income (expense) in the three and six months ended June 30, 2011 as compared to the prior year period was due to higher realized and unrealized losses on foreign exchange payables.

Income Tax Expense (Benefit)

The following table summarizes our effective tax rates and income tax expense (benefit) for the three- and six-month periods ended June 30, 2011:

	Three months ended June 30,
	2011	2010
	(in thousands)
Income tax expense (benefit)	$(992)	$—
Effective tax rate	9.84%	0.00%

	Six months ended June 30,
	2011	2010
	(in thousands)
Income tax expense (benefit)	$(1,897)	$—
Effective tax rate	9.65%	0.00%

The tax benefit for the three- and six-month periods ended June 30, 2011 was $1.0 million and $1.9 million, respectively. This benefit was the result of the ability to carry back the current year federal income tax loss to the prior two tax years. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net losses, we maintain a full valuation allowance on our net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred cumulative net losses of $229.4 million through June 30, 2011, and we expect to incur substantial additional losses in the future as we continue research and development activities designed to support potential approval of our present and potential future product candidates and continue to finance corporate overhead costs. We have not generated any revenue from product sales to date, and we do not expect to generate product revenue for several years, if ever. Our operations to date have been funded primarily through the sale of our debt and equity securities, and from up-front, development milestone and cost-sharing true-up payments from Astellas and Pfizer. As of June 30, 2011, we had cash, cash equivalents and short-term investments of $182.4 million available to fund operations. Based upon our current expectations, we believe our capital resources at June 30, 2011 will be sufficient to fund our currently planned operations into 2013. This estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash reserves earlier than presently anticipated. Our future capital requirements will depend on many factors, many of which are wholly or partially outside of our control. Such factors include the results of our ongoing clinical trials and whether such results are adequate to obtain marketing approval for any of our product candidates, whether we and our corporate partners elect or are required to conduct any additional clinical trials not presently contemplated, the nature and scope of our development activities involving product candidates other than MDV3100 and dimebon, whether we elect to exercise our co-promotion rights on either MDV3100 or dimebon should either product candidate receive marketing approvals in the United States, and the continued effectiveness of our collaboration agreements with Astellas and Pfizer.

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

Under the Astellas Collaboration Agreement, Astellas paid us a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. We are also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. As of June 30, 2011, we had received an aggregate of $13.0 million in development milestone payments under the Astellas Collaboration Agreement, $3.0 million of which was received in the second quarter of 2011. We are required to share 10% of the up-front and development milestone payments received under the Astellas Collaboration Agreement with The Regents of the University of California, or UCLA, pursuant to the terms of our MDV3100 license agreement.

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

Cash Flow

	Six months ended June 30,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$(31,159)	$(49,659)
Investing activities	99,852	15,936
Financing activities	5,876	3,061

Net change in cash and cash equivalents	$74,569	$(30,662)

Operating Activities

Net cash used in operating activities totaled $31.2 million in the six months ended June 30, 2011, and was primarily driven by our net loss of $17.9 million, decreased deferred revenue of $27.5 million, and decreased other current liabilities of $4.7 million arising from the payment of accrued income taxes, partially offset by non-cash stock-based compensation expense of $7.3 million, decreased receivables from our corporate partners of $6.4 million, and increased accounts payable and accrued expenses of $5.9 million arising in the ordinary course of business.

Net cash used in operating activities totaled $49.7 million in the six months ended June 30, 2010, and was primarily driven by our net loss of $24.7 million, decreased deferred revenue of $31.5 million, and increased receivables from our corporate partners of $6.5 million, partially offset by $6.7 million in non-cash stock-based compensation expense, increased accrued expenses and accounts payable of $6.4 million arising in the ordinary course of business, and decreased prepaid expenses and other current assets of $1.2 million.

Investing Activities

Net cash provided by investing activities totaled $99.9 million in the six months ended June 30, 2011, resulting primarily from maturities of short-term investments.

Net cash provided by investing activities totaled $15.9 million in the six months ended June 30, 2010, resulting primarily from net maturities of short-term investments.

Financing Activities

Net cash provided by financing activities totaled $5.9 million in the six months ended June 30, 2011, consisting of $3.0 million in net proceeds received in settlement of a short swing profit liability incurred by an unaffiliated stockholder and $2.9 million in proceeds from the exercise of employee stock options.

Net cash provided by financing activities totaled $3.1 million in the six months ended June 30, 2010, consisting of proceeds from the exercise of employee stock options.

Commitments and Contingencies

During the six months ended June 30, 2011, there were no material changes to our commitments and contingencies as set forth under the caption “Commitments and Contingencies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended June 30, 2011, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In March 2010, the first of three putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege among other things that we disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between September 21, 2006 and March 2, 2010. In September 2010, the court entered an order consolidating the actions and in April 2011, the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. On May 9, 2011, the lead plaintiff filed a consolidated amended complaint. On June 8, 2011, we and certain of our officers filed a motion to dismiss the consolidated amended complaint. The motion to dismiss has been fully briefed and is scheduled to be heard by the court on August 12, 2011.

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

*Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed our operations primarily through the sale of our debt and equity securities, and from up-front, development milestone and cost-sharing payments received pursuant to our collaboration agreements with Astellas and Pfizer. As of June 30, 2011 we had cash, cash equivalents and short-term investments of $182.4 million available to fund operations. Based upon our current expectations, we believe our capital resources at June 30, 2011 will be sufficient to fund our currently planned operations into 2013. This estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash reserves earlier than we currently anticipate. Our future capital requirements will depend on many factors, including without limitation:

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

•	expenses associated with the pending purported securities class action lawsuits, as well as any other litigation; and

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

*Enrollment and retention of patients in clinical trials is an expensive and time-consuming process, could be made more difficult or rendered impossible by multiple factors outside our control, including the availability of competing treatments or clinical trials of competing drugs for the same indication and the results of other studies of our product candidates in the same or other indications, and could result in significant delays, cost overruns, or both, in our product development activities, or in the failure of such activities. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. For example, there are multiple ongoing Phase 3 trials competing with our ongoing PREVAIL trial to recruit advanced prostate cancer patients who are chemotherapy-naïve, including an ongoing Phase 3 trial of an investigational agent from Takeda Pharmaceuticals that operates by the same molecular mechanism of action as the approved drug abiraterone acetate. Furthermore, because patients in our PREVAIL trial have a 50% chance of being randomized to placebo, the availability of competing treatments may make it more difficult, or impossible, to complete enrollment in the PREVAIL trial. Such competing treatments include the approved hormonal agent abiraterone acetate, the approved chemotherapy agents cabazitaxel and docetaxel, and the approved prostate cancer vaccine sipuleucel-T, all of which have been shown to prolong overall survival in advanced prostate cancer patients. Furthermore, any negative results we may report in clinical trials of any of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical studies of that same product candidate. For example, the failure of our Phase 3 trials of dimebon in mild-to-moderate Alzheimer’s disease and in Huntington disease could cause patients participating in our ongoing Phase 3 CONCERT trial of dimebon in mild-to-moderate Alzheimer’s disease to leave our trial and prevent us from completing the CONCERT trial. Similarly, should our Phase 3 AFFIRM trial of MDV3100 in post-chemotherapy advanced prostate cancer fail or produce insufficiently positive results, this could make patient recruitment and retention in our ongoing and any subsequent MDV3100 trials, including our ongoing Phase 3 PREVAIL trial, our ongoing Phase 2 TERRAIN trial and our ongoing Phase 2 trial in hormone-naïve patients, difficult or impossible. Delays or failures in planned patient enrollment and/or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop dimebon, MDV3100 or any other product candidates, or could render further development impossible.

*Positive results in the Russian Study were not predictive of results in the CONNECTION study, which was designed as a confirmatory study, positive results in our Phase 2 clinical trial of dimebon in Huntington disease patients were not predictive of results in the HORIZON study, and positive results seen in our Phase 1-2 clinical trial of MDV3100 in advanced prostate cancer may not be predictive of results of any of our ongoing and potential future clinical trials of MDV3100. The CONNECTION study was designed expressly to replicate the positive results seen in the Russian Study, but failed to do so. In addition, the HORIZON study failed to replicate the cognition benefit seen in our prior Phase 2 trial of dimebon in Huntington disease, and as a result the Company and Pfizer discontinued development of dimebon for Huntington disease in April 2011. As evidenced by these examples, even where we achieve positive results in clinical trials, subsequent clinical trials may fail, even if those subsequent trials are designed very similarly to their predecessors. Accordingly, despite the positive results seen to date in our Phase 1-2 trial of MDV3100 in advanced prostate cancer, our ongoing Phase 3 AFFIRM trial of MDV3100 in post-chemotherapy advanced prostate cancer, our ongoing Phase 3 PREVAIL trial in chemotherapy-naïve advanced prostate cancer, our ongoing Phase 2 TERRAIN trial comparing MDV3100 to bicalutamide, our ongoing Phase 2 study of MDV3100 in hormone-naïve patients, and any other of our ongoing or planned studies of MDV3100 may fail. In addition, despite the positive results seen in our Russian Study, our ongoing Phase 3 CONCERT trial may fail. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing.

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

*We are dependent upon our collaborative relationships with Pfizer and Astellas to further develop, manufacture and commercialize dimebon and MDV3100, respectively. There may be circumstances that delay or prevent Pfizer’s or Astellas’ ability to develop, manufacture and commercialize dimebon or MDV3100, respectively, or that result in Pfizer or Astellas terminating our agreements with each of them. In September 2008, we announced that we had entered into a collaboration agreement with Pfizer for the development, manufacture and commercialization of dimebon to treat Alzheimer’s disease and Huntington disease. In April 2011, we and Pfizer discontinued development of dimebon for Huntington disease based on the negative HORIZON results. Under the agreement, Pfizer is responsible for development and seeking regulatory approval for, and commercialization of, dimebon outside the United States and is responsible globally for all manufacture of product for both clinical and commercial purposes. In the United States, we and Pfizer are responsible for jointly developing and commercializing dimebon, and we share the costs, profits and losses on a 60%/40% basis, with Pfizer assuming the larger share. Under the terms of the agreement, Pfizer has the unilateral right to terminate the agreement at any time based on the negative results of the CONNECTION trial. Should the CONCERT trial fail, we expect that development of dimebon would be discontinued and that Pfizer would elect to terminate our collaboration agreement. In October 2009, we announced that we had entered into a collaboration agreement with Astellas for the development, manufacture and commercialization of MDV3100 to treat prostate cancer. Under the agreement, Astellas is responsible for developing, seeking regulatory approval for, and commercializing MDV3100 outside the United States and, following a transition period, is responsible globally for all manufacture of product for both clinical and commercial purposes. We and Astellas are jointly responsible for developing, seeking regulatory approval for, and commercializing MDV3100 in the United States. We and Astellas share equally the costs, profits and losses arising from development and commercialization of MDV3100 in the United States. For clinical trials useful both in the United States and in Europe or Japan, including all four of our ongoing Phase 3 and Phase 2 trials of MDV3100, we will be responsible for one-third of the total costs and Astellas will be responsible for the remaining two-thirds.

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

Risks Related to Ownership of Our Common Stock

* We have been named as a defendant in a purported securities class action lawsuit. This lawsuit could result in substantial damages and may divert management’s time and attention from our business and operations. In March 2010, the first of three putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that we disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between September 21, 2006 and March 2, 2010. In September 2010, the court entered an order consolidating the actions and in April 2011, the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. On May 9, 2011, the lead plaintiff filed a consolidated amended complaint. On June 8, 2011, we and certain of our officers filed a motion to dismiss the consolidated amended complaint. The motion to dismiss has been fully briefed and is scheduled to be heard by the court on August 12, 2011.

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

•

the progress and results of preclinical studies and clinical trials of our product candidates conducted by us, Pfizer, Astellas or any future collaborative partners or licensees, if any, including the results of the interim analysis in our Phase 3 AFFIRM trial in post-chemotherapy advanced prostate cancer patients, which we expect to report in 2011, and any delays in enrolling a sufficient number of patients to complete clinical trials of our product candidates;

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description	Incorporated By Reference					Filed Herewith
		Form	File No.	Exhibit		Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1	(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2		3/16/2009

4.1	Common Stock Certificate.	SB-2/A	333-03252	4.1		6/14/1996

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1		12/4/2006

10.1*	Amendment No. 1 to Collaboration Agreement, dated January 1, 2010, by and among Medivation, Inc., Astellas Pharma Inc. and Astellas US LLC.						X

10.2*	Amendment No. 2 to Collaboration Agreement, dated May 13, 2011, by and among Medivation, Inc., Astellas Pharma Inc. and Astellas US LLC.						X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).						X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).						X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.						X

101.INS#	XBRL Instance Document.						X

101.SCH#	XBRL Taxonomy Extension Schema Document.						X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.						X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.						X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.						X

*	Confidential treatment has been requested with respect to certain portions of this exhibit.
†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#

Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2011	MEDIVATION, INC.

	By:	/s/ C. Patrick Machado
	Name:	C. Patrick Machado
Title: Chief Business Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference					Filed Herewith
		Form	File No.	Exhibit		Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1	(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2		3/16/2009

4.1	Common Stock Certificate.	SB-2/A	333-03252	4.1		6/14/1996

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1		12/4/2006

10.1*	Amendment No. 1 to Collaboration Agreement, dated January 1, 2010, by and among Medivation, Inc., Astellas Pharma I nc. and Astellas US LLC.						X

10.2*	Amendment No. 2 to Collaboration Agreement, dated May 13, 2011, by and among Medivation, Inc., Astellas Pharma Inc. and Astellas US LLC.						X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).						X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).						X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.						X

101.INS#	XBRL Instance Document.						X

101.SCH#	XBRL Taxonomy Extension Schema Document.						X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.						X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.						X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.						X

*	Confidential treatment has been requested with respect to certain portions of this exhibit.
†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.