Form 10-Q
period 2011-09-30
MEDIVATION, INC.
filed 2011-11-09
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2011, 34,912,994 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$88,371	$107,717
Short-term investments	74,979	100,039
Receivable from collaboration partners	14,137	21,188
Prepaid expenses and other current assets	4,964	8,067

Total current assets	182,451	237,011
Property and equipment, net	677	862
Restricted cash	843	843
Other non-current assets	4,296	887

Total assets	$188,267	$239,603

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,311	$3,229
Accrued expenses	27,146	21,399
Deferred revenue	59,762	59,153
Other current liabilities	839	5,193

Total current liabilities	93,058	88,974
Deferred revenue, net of current	98,450	141,507
Other non-current liabilities	628	1,438

Total liabilities	192,136	231,919
Contingencies (Note 10)

Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value per share;
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share;
50,000,000 shares authorized; issued and outstanding shares of 34,910,494 at September 30, 2011 and 34,573,829 at December 31, 2010	349	346
Additional paid-in capital	235,191	218,786
Accumulated other comprehensive gain	11	2
Accumulated deficit	(239,420)	(211,450)

Total stockholders’ (deficit) equity	(3,869)	7,684

Total liabilities and stockholders’ (deficit) equity	$188,267	$239,603

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Collaboration revenue	$14,940	$14,350	$45,448	$45,876
Operating expenses:
Research and development	18,706	15,633	55,463	59,470
Selling, general and administrative	7,724	5,454	20,916	18,267

Total operating expenses	26,430	21,087	76,379	77,737

Loss from operations	(11,490)	(6,737)	(30,931)	(31,861)
Other income (expense), net	81	(174)	(301)	245

Net loss before income tax benefit	(11,409)	(6,911)	(31,232)	(31,616)
Income tax benefit	1,365	1,468	3,262	1,468

Net loss	$(10,044)	$(5,443)	$(27,970)	$(30,148)

Basic and diluted net loss per common share	$(0.29)	$(0.16)	$(0.80)	$(0.88)

Weighted average common shares used in the calculation of basic and diluted net loss per common share	34,909	34,570	34,821	34,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(27,970)	$(30,148)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of deferred revenue	(45,448)	(45,876)
Stock-based compensation	10,516	9,972
Depreciation and amortization	324	355
Accretion of discount on securities	(50)	(230)
Changes in operating assets and liabilities:
Receivable from collaboration partners	7,051	(11,375)
Prepaid expenses and other current assets	3,103	(4,849)
Other non-current assets	(3,411)	(352)
Accounts payable	2,082	642
Accrued expenses	5,747	10,558
Other current liabilities	(4,354)	(642)
Deferred revenue	3,000	—
Other non-current liabilities	(810)	424

Net cash used in operating activities	(50,220)	(71,521)
Cash flows from investing activities:
Purchase of short-term investments	(74,881)	(69,962)
Maturities of short-term investments	100,000	241,000
Purchase of property and equipment	(137)	(150)

Net cash provided by investing activities	24,982	170,888
Cash flows from financing activities:
Stock option exercises	2,933	3,061
Net proceeds from stockholder securities law settlement	2,959	—
Excess tax benefits from stock-based compensation	—	45

Net cash provided by financing activities	5,892	3,106

Net (decrease) increase in cash and cash equivalents	(19,346)	102,473
Cash and cash equivalents at beginning of period	107,717	57,463

Cash and cash equivalents at end of period	$88,371	$159,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

In October 2009, the Company entered into a collaboration agreement with Astellas. Under the terms of the agreement, the Company and Astellas agreed to develop and commercialize MDV3100 for the treatment of prostate cancer. The Company and Astellas share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that (a) development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by the Company, and (b) both the Company and Astellas will be responsible for all commercialization costs incurred in fielding and supporting its respective MDV3100 sales forces, and each of Astellas and the Company will be entitled to receive a fee for each detail made by its respective sales forces. The Company and Astellas will share equally profits (or losses) resulting from commercialization of MDV3100 in the United States. Outside the United States, Astellas will bear all development and commercialization costs and will pay the Company tiered double-digit royalties on aggregate net sales of MDV3100.

In November 2011, the Company reported positive results from a planned interim analysis of its Phase 3 AFFIRM trial in advanced prostate cancer patients previously treated with docetaxel-based chemotherapy. The independent data monitoring committee, or IDMC, overseeing the AFFIRM study determined that MDV3100 demonstrated a clinically meaningful and statistically significant (p<0.0001) improvement in overall survival compared to placebo, and as a result recommended that the study be stopped early and men who received placebo be offered MDV3100. The IDMC informed the Company that (a) MDV3100 produced a 4.8-month advantage in median survival compared to placebo; (b) the estimated median survival for men treated with MDV3100 was 18.4 months compared to 13.6 months for men treated with placebo; and (c) MDV3100 provided a 37% reduction in risk of death compared to placebo (hazard ratio = 0.631). The IDMC further determined, considering the observed safety profile, that MDV3100 demonstrated a favorable risk-to-benefit ratio sufficient to stop the study. Because the AFFIRM trial remains blinded, the IDMC did not provide the Company with any efficacy or safety data other than that described above.

Based on the positive interim analysis results from the AFFIRM trial, the Company has elected to exercise its right under the Astellas Collaboration Agreement to co-promote MDV3100 in the U.S. market. Should MDV3100 receive marketing approval, the Company will provide 50% of the sales and medical affairs field forces supporting MDV3100 in the U.S. market.

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

The first two Phase 3 clinical studies of dimebon that the Company completed under its collaboration agreement with Pfizer were both negative. In March 2010, the Company reported negative top-line results from its 598-patient Phase 3 CONNECTION trial of dimebon in patients with mild-to-moderate Alzheimer’s disease, and in April 2011, the Company reported negative top-line results from its 403-patient Phase 3 HORIZON trial of dimebon in patients with Huntington disease. Dimebon failed to show a statistically

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

significant benefit over placebo on any of the primary or secondary endpoints in both the CONNECTION and HORIZON trials, and thus did not meet any of either study’s efficacy endpoints. Due to the negative results in the CONNECTION trial, Pfizer has the right to terminate the collaboration agreement with the Company at any time. Due to the negative results in the HORIZON trial, the Company and Pfizer discontinued development of dimebon for Huntington disease in April 2011.

The Company has funded its operations primarily through private and public offerings of its common stock, and from the up-front, development milestone and cost-sharing payments from its collaboration agreements with Astellas and Pfizer. As of September 30, 2011, the Company had an accumulated deficit of $239.4 million and it expects to incur substantial additional losses for the foreseeable future as it pursues regulatory approval for, and, if approved, commercial launch of MDV3100 and continues to finance clinical and preclinical studies of its existing and potential future product candidates and its corporate overhead costs.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the Company’s financial condition, results of operations and cash flows for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The preparation of unaudited consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to estimates and impact future operating results.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, or the Annual Report, filed with the Securities and Exchange Commission, on March 16, 2011.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Medivation Neurology, Inc., Medivation Prostate Therapeutics, Inc. and Medivation Technologies, Inc. and reflect the elimination of intercompany accounts and transactions.

Reference is made to Note 2, “Summary of Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the Annual Report. As of the date of the filing of this Quarterly Report on Form 10-Q, there were no significant changes to the significant accounting policies discussed in its Annual Report.

Recently Issued Accounting Pronouncements Impacting the Company

In June 2011, the Financial Accounting Standards Board, or FASB, amended Accounting Standards Codification, or ASC 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance, which must be applied retroactively, will be effective for the Company in the first quarter of fiscal year 2012. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on its consolidated financial position, results of operations or cash flows.

In May 2011, the FASB amended ASC 820, “Fair Value Measurement.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment will be effective for the Company in the second quarter of fiscal year 2012. The Company is currently assessing the potential impact, if any, this amendment may have on its consolidated financial position, results of operations and cash flows.

NOTE 2 — COLLABORATION AGREEMENTS

(a) The Astellas Collaboration Agreement

In October 2009, the Company announced a collaboration agreement with Astellas. Under the Astellas Collaboration Agreement, the Company and Astellas agreed to collaborate on the development of MDV3100 for prostate cancer for the United States market, including associated regulatory filings with the U.S. Food and Drug Administration, or the FDA. In addition, if approved by the FDA, following such approval and the launch of MDV3100 in the United States, the Company and Astellas will co-promote MDV3100 in the United States. Astellas is responsible for development of, seeking regulatory approval for and commercialization of MDV3100 outside the United States. Astellas will be responsible for commercial manufacture of MDV3100 on a global basis. Both Medivation and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as MDV3100 for the treatment of specified indications for a specified time period, subject to certain exceptions.

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

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. As of September 30, 2011, the Company had received an aggregate of $13.0 million in development milestone payments under the Astellas Collaboration Agreement. Should the FDA accept for filing a new drug application seeking approval of MDV3100 in post-chemotherapy patients based on the positive interim analysis results from the AFFIRM trial, the Company would be entitled to a $10.0 million milestone payment under the Astellas Collaboration Agreement. The Company is required to share 10% of the up-front and development milestone payments received under the Astellas Collaboration Agreement with The Regents of the University of California, or UCLA, pursuant to the terms of its MDV3100 license agreement. The Company and Astellas will share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that (a) development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by the Company, and (b) both the Company and Astellas will be responsible for all commercialization costs incurred in fielding and supporting its respective MDV3100 sales forces, and each of Astellas and the Company will be entitled to receive a fee for each detail made by its respective sales forces. The Company and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States equally. Outside the United States, Astellas will bear all development and commercialization costs and will pay the Company tiered, double-digit royalties on the aggregate net sales of MDV3100.

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

NOTE 2 — COLLABORATION AGREEMENTS — (continued)

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

The Company is permitted to terminate the Pfizer Collaboration Agreement for an uncured material breach by Pfizer. Pfizer has the right to terminate the Pfizer Collaboration Agreement unilaterally at any time. In the event of an uncured material breach of the Pfizer Collaboration Agreement by the Company, Pfizer may elect either to terminate the Pfizer Collaboration Agreement or to keep the Pfizer Collaboration Agreement in place, but terminate the Company’s right to participate in development, commercialization (other than co-promoting dimebon) and other activities for dimebon, including the joint committees and decision making for dimebon. However, such termination would not affect the Company’s financial return or, unless the Company commits an uncured material breach of its co-promotion obligations, the Company’s co-promotion rights. Following any termination of the Pfizer Collaboration Agreement, all rights to develop and commercialize dimebon will revert to the Company, and Pfizer will grant a license to the Company to enable the Company to continue such development and commercialization, remain responsible for its ongoing financial and other obligations under the Collaboration Agreement for a transition period of nine months following termination, and is obligated to supply product to the Company for a reasonable period of time, not to exceed eighteen months following termination, on terms to be negotiated between the parties in good faith.

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

To date, the Company has received $123.0 million and $225.0 million of up-front and development milestone payments under the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement, respectively. At September 30, 2011, deferred revenue balances with respect to the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement were $77.2 million and $81.0 million, respectively.

Revenue recognized with respect to the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Collaboration revenue from Astellas	$5,936	$5,346	$18,436	$15,864
Collaboration revenue from Pfizer	9,004	9,004	27,012	30,012

Total	$14,940	$14,350	$45,448	$45,876

NOTE 2 — COLLABORATION AGREEMENTS — (continued)

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

For the three and nine months ended September 30, 2011 and 2010, the Company recorded development cost-sharing payments from its collaborative partners, and corresponding reductions in research and development expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Development cost-sharing payments from Astellas	$11,480	$9,743	$32,593	$22,634
Development cost-sharing payments from Pfizer	2,484	8,709	10,387	19,551

Total	$13,964	$18,452	$42,980	$42,185

For the three and nine months ended September 30, 2011 and 2010, the Company recorded commercialization cost-sharing payments from (to) its collaborative partners, and corresponding reductions (increases) in selling, general and administrative expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Commercialization cost-sharing payments from Astellas	$176	$125	$634	$375
Commercialization cost-sharing payments from (to) Pfizer	(3)	(712)	33	(1,049)

Total	$173	$(587)	$667	$(674)

NOTE 3 — BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed similarly to basic net loss per common share, except that the denominator is increased to include all potentially dilutive common shares, including outstanding options, warrants and restricted stock units. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted average number of total common shares outstanding for basic and diluted net loss per common share data. At September 30, 2011 and 2010 these potentially dilutive securities were as follows:

	September 30,
	2011	2010
Outstanding options	5,013,137	4,448,376
Outstanding warrants	22,904	22,904
Outstanding restricted stock units	152,579	3,334

Total	5,188,620	4,474,614

NOTE 4 — STOCK-BASED COMPENSATION

The Company’s Amended and Restated 2004 Equity Incentive Award Plan, or the Plan, which is stockholder-approved, provides for the issuance of options and other stock-based awards, including restricted stock and stock appreciation rights, covering up to 7,500,000 shares of the Company’s common stock. Shares issued upon exercise of stock-based awards are new shares that have been reserved for issuance under the Plan. The amendment and restatement of the Plan was approved by the Company’s Board of Directors, or Board, and by the stockholders in March and May 2007, respectively.

The Plan is administered by the Board, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Plan cannot exceed ten years. Options generally have an exercise price equal to the fair market value of the common stock on the grant date and generally vest over a period of four years. Restricted stock units granted under the Plan typically vest in three equal installments on the first, second and third anniversaries of the grant date. In addition, all outstanding awards under the Plan will accelerate and become immediately exercisable upon a “change of control” of the Company, as defined in the Plan.

The following table summarizes stock option activity for the nine months ended September 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	5,041,303	$17.39
Granted	521,324	18.99
Exercised	(335,831)	8.73
Forfeited	(213,659)	21.29

Outstanding at September 30, 2011	5,013,137	$17.97	6.59	$13.6

Exercisable at September 30, 2011	3,245,082	$16.53	5.38	$11.6

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2011:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	173,119	$14.23
Vested	(834)	15.71
Forfeited	(19,706)	13.27

Outstanding at September 30, 2011	152,579	$14.35	2.2	$2.6

The Company estimates the fair value of stock options and warrants using the Black-Scholes option valuation model. Estimated volatility is based on the historical stock price volatility of the Company’s common stock and the implied volatility of the Company’s common stock inherent in the market prices of publicly traded options in its common stock. Estimated dividend yield is 0%. The risk-free interest rate is estimated to equal the U.S. Treasury yield for the applicable terms. For employee and director options, the Company estimates the option term based on its actual exercise experience and an assumption that unexercised options will remain outstanding for a period equal to the midpoint between the date the option vests in full and the contractual option termination date. For the third quarter of 2011, this methodology produced an estimated term of 5.88 years for options granted to employees and directors. For consultant options, at each valuation date the Company uses an estimated option term equal to the period then required for the option to vest in full. Consultant options generally vest over a period of four years from the option grant date. Different estimates of volatility, dividend yield, risk-free interest rate and expected term could materially change the estimated value of an option and the resulting expense.

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

NOTE 4 — STOCK-BASED COMPENSATION — (continued)

Total stock-based compensation expense recognized by the Company in the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Stock-based compensation expense recognized as:
Research and development expense	$1,926	$1,882	$6,104	$5,573
Selling, general and administrative expense	1,301	1,385	4,412	4,399

Total	$3,227	$3,267	$10,516	$9,972

Unrecognized stock-based compensation expense attributable to employee and director awards totaled $23.7 million at September 30, 2011 and is expected to be recognized as expense over a weighted-average period of 2.8 years.

NOTE 5 — SHORT-TERM INVESTMENTS

As of September 30, 2011, short-term investments consisted of United States treasury bills maturing in January 2012 and May 2012. The amortized cost, gross unrealized gain and estimated fair value of short-term investments at September 30, 2011 were $75.0 million, $0.0 million, and $75.0 million, respectively.

As of December 31, 2010, short-term investments consisted of a United States treasury note maturing in April 2011. The amortized cost, gross unrealized gain and estimated fair value of short-term investments at December 31, 2010 were $100.0 million, $0.0 million and $100.0 million, respectively.

NOTE 6 — FAIR VALUE DISCLOSURES

The Company determines fair value for marketable securities with Level 1 inputs through quoted market prices in active markets for identical assets. The following table presents the Company’s assets that are measured at fair value on a recurring basis (in thousands):

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
September 30, 2011:
Cash and cash equivalents:
Money market funds	$84,001	$84,001	—	—
Short-term investments:
U.S. Treasury bills	$74,979	$74,979	—	—
December 31, 2010 :
Cash and cash equivalents:
Money market funds	$53,657	$53,657	—	—
Short-term investments:
U.S. Treasury note	$99,964	$99,964	—	—

NOTE 7 — ACCRUED EXPENSES

At September 30, 2011 and December 31, 2010, accrued expenses consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Payroll and payroll related	$6,776	$617
Preclinical and clinical trials	19,365	19,190
Other	1,005	1,592

Total	$27,146	$21,399

NOTE 8 — DEFERRED REVENUE

Deferred revenue at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Current portion:
Deferred revenue from Astellas	$23,747	$23,138
Deferred revenue from Pfizer	36,015	36,015

Total	$59,762	$59,153

Long-term portion:
Deferred revenue from Astellas	$53,432	$69,477
Deferred revenue from Pfizer	45,018	72,030

Total	$98,450	$141,507

NOTE 9 — INCOME TAXES

The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270 whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book loss. The Company recorded tax benefits of $1.4 million and $3.3 million for the three and nine months ended September 30, 2011, respectively, due to the ability to carry back the current year Federal net operating losses to the prior two tax years. The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not.

At September 30, 2011, the Company’s 2008 Federal income tax return is under examination by the Internal Revenue Service. The Company has not recorded any adjustment as no finding or adjustments have been proposed to the Company. There is no other on-going tax audit with state tax jurisdictions. As a result of the Company’s net operating loss carry forwards, all of its tax years are subject to Federal and state tax examination.

The tax benefit for the three- and nine- month periods ended September 30, 2010 was $1.5 million. The tax benefit was primarily due to an anticipated state tax refund resulting from changes in the California state income tax apportionment regulations, partially offset by tax liability resulting from recognition for tax purposes of a portion of the $110.0 million up-front payment under the Astellas Collaboration Agreement.

NOTE 10 — CONTINGENCIES

In March 2010, the first of three putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired common stock in the Company between September 21, 2006 and March 2, 2010. The actions were consolidated in September 2010 and in April 2011 the court entered an order appointing Catoosa Fund L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated, amended complaint, which was dismissed without prejudice as to all defendants on August 18, 2011. The lead plaintiff filed a second amended complaint on November 2, 2011. This lawsuit is subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily

NOTE 10 — CONTINGENCIES — (continued)

uncertain, and the Company could be forced to expend significant resources in the defense of the suit and it may not prevail. The Company has not established any reserve for any potential liability relating to this lawsuit. The Company’s management believes that the Company has meritorious defenses and intends to defend the lawsuit vigorously. The Company believes it is entitled to coverage under its relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient. As of September 30, 2011, the Company had incurred approximately $351,000 in expenses chargeable against that retention.

NOTE 11 — PROCEEDS FROM STOCKHOLDER SECURITIES LAW SETTLEMENT

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

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010, or the Annual Report, filed with the Securities and Exchange Commission on March 16, 2011. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words, or the negatives of such terms or other variations on such terms or comparable terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q, or the Quarterly Report, involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) the effects of competing and alternative treatments on patient enrollment and retention in and the results of our ongoing and planned clinical trials, including our ongoing PREVAIL trial, (2) our ability to successfully launch and obtain reimbursement on acceptable terms for MDV3100, and to compete successfully against approved agents proven to extend life, should MDV3100 receive marketing approval for post-chemotherapy advanced prostate cancer patients; (3) the negative results we reported from our CONNECTION and HORIZON trials in March 2010 and April 2011, respectively, and the potential impact of those results and/or any future dimebon clinical trial results on continued clinical development of dimebon, (4) our ability to successfully conduct clinical and preclinical trials for our product candidates, (5) our ability to obtain and maintain required regulatory approvals to develop and market our product candidates, (6) our ability to raise additional capital on favorable terms, (7) our ability to execute our development plan on time and on budget, (8) our ability to obtain commercial partners and maintain our relationships with our current and/or potential partners, (9) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (10) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In October 2009, we entered into a collaboration agreement with Astellas. Under the terms of the agreement, we and Astellas agreed to develop and commercialize MDV3100 for the treatment of prostate cancer. We and Astellas share equally the costs and expenses of developing and commercializing MDV3100 for the United States market, except that (a) development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by us, and (b) both we and Astellas will be responsible for all commercialization costs incurred in fielding and supporting our respective MDV3100 sales forces, and each of us will be entitled to receive a fee for each detail made by our respective sales forces. We and Astellas will share equally profits (or losses) resulting from commercialization of MDV3100 in the United States. Outside the United States, Astellas will bear all development and commercialization costs and will pay us tiered double-digit royalties on aggregate net sales of MDV3100.

In November 2011, we reported positive results from a planned interim analysis of our Phase 3 AFFIRM trial in advanced prostate cancer patients previously treated with docetaxel-based chemotherapy. The independent data monitoring committee, or IDMC, overseeing the AFFIRM study determined that MDV3100 demonstrated a clinically meaningful and statistically significant (p<0.0001) improvement in overall survival compared to placebo, and as a result recommended that the study be stopped early and men who received placebo be offered MDV3100. The IDMC informed us that (a) MDV3100 produced a 4.8-month advantage in median survival compared to placebo; (b) the estimated median survival for men treated with MDV3100 was 18.4 months compared to 13.6 months for men treated with placebo; and (c) MDV3100 provided a 37% reduction in risk of death compared to placebo (hazard ratio = 0.631). The IDMC further determined, considering the observed safety profile, that MDV3100 demonstrated a favorable risk-to-benefit ratio sufficient to stop the study. Because the AFFIRM trial remains blinded, the IDMC did not provide us with any efficacy or safety data other than that described above.

Based on the positive interim analysis results from the AFFIRM trial, we have elected to exercise our right under our Astellas Collaboration Agreement to co-promote MDV3100 in the U.S. market. Should MDV3100 receive marketing approval, we will provide 50% of the sales and medical affairs field forces supporting MDV3100 in the U.S. market.

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

The first two Phase 3 clinical studies of dimebon that we completed under our collaboration agreement with Pfizer were both negative. In March 2010, we reported negative top-line results from our 598-patient Phase 3 CONNECTION trial of dimebon in patients with mild-to-moderate Alzheimer’s disease, and in April 2011, we reported negative top-line results from our 403-patient Phase 3 HORIZON trial of dimebon in patients with Huntington disease. Dimebon failed to show a statistically significant benefit over placebo on any of the primary or secondary endpoints in both the CONNECTION and HORIZON trials, and thus did not meet any of either study’s efficacy endpoints. Due to the negative results in the CONNECTION trial, Pfizer has the right to terminate our collaboration agreement at any time. Due to the negative results in the HORIZON trial, we and Pfizer discontinued development of dimebon for Huntington disease in April 2011.

We have not generated any revenue from product sales to date, and we may never generate any revenue from product sales. We have funded our operations primarily through private and public offerings of our common stock and from the up-front, development milestone and cost-sharing payments from our collaboration agreements with Astellas and Pfizer. As of September 30, 2011, we had an accumulated deficit of $239.4 million, and we expect to incur substantial additional losses for the foreseeable future as we pursue regulatory approval for, and, if approved, commercial launch of, MDV3100 and continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs.

Based upon our current expectations, we believe our capital resources at September 30, 2011 will be sufficient to fund our currently planned operations for the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash and short-term investments earlier than presently anticipated. It is possible that we may be required or choose to seek additional capital within the next 12 months if, for example: we and our partner Astellas choose to expand our clinical development activities for MDV3100 based on the positive interim analysis results observed in our Phase 3 AFFIRM trial in post-chemotherapy advanced prostate cancer patients; the costs of planning for and executing a commercial launch of MDV3100, should it receive marketing approval, exceed our estimates; we face challenges or delays in connection with our clinical trials or the potential approval and commercialization of our product candidates; or we determine it is prudent to maintain larger cash balances to support commercialization activities in the event that MDV3100 receives marketing approval. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital within the next 12 months should we conclude that such capital is available on terms that we consider to be in the best interests of our company and our stockholders.

Our current view of the worldwide capital markets is that they are extremely volatile with limited accessibility, and many biotechnology companies have had limited or no success in obtaining funding in this environment. Continuation of this challenging market climate may significantly limit our ability to raise funds, and there can be no assurance we will be able to raise additional funds on acceptable terms or at all. If we are unable to raise additional funds when needed, we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing or other arrangements. Any additional equity financing would be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Our Pipeline

MDV3100

With Astellas, we are currently conducting two Phase 3 trials and two Phase 2 trials of MDV3100 in patients with various stages of advanced prostate cancer. These ongoing clinical trials span the full spectrum of advanced prostate cancer patients, from the latest stage (patients who have already failed docetaxel-based chemotherapy) to the earliest stage (patients who have not yet been treated with any hormonal therapy). These trials, all of which are studying MDV3100 at a dose of 160 mg/day, are as follows:

•

AFFIRM is a randomized, double-blind, placebo-controlled Phase 3 trial evaluating MDV3100 versus placebo in 1,199 patients with advanced prostate cancer who have previously failed docetaxel-based chemotherapy. In November 2011, the independent data monitoring committee, or IDMC, overseeing AFFIRM determined that MDV3100 demonstrated a clinically meaningful and statistically significant (p<0.0001) improvement in overall survival compared to placebo, and as a result recommended that the study be stopped early and men who received placebo be offered MDV3100. In November 2011, the U.S. Food and Drug Administration, or FDA, granted Fast Track designation for the development of MDV3100 in the post-chemotherapy indication, a designation that is reserved for development programs that the FDA determines to be for a life-threatening condition with unmet medical need. Receipt of Fast Track designation enables us to request that the FDA grant us priority review for our anticipated new drug application, or NDA, in post-chemotherapy patients. In considering requests for priority review, the FDA applies the same standard it uses to award Fast Track designation. We plan to hold a pre-NDA meeting with the FDA in early 2012.

•

PREVAIL is a randomized, double-blind, placebo-controlled Phase 3 trial evaluating MDV3100 versus placebo in approximately 1,700 patients with advanced prostate cancer who have not previously been treated with chemotherapy. The co-primary endpoints are progression-free survival and overall survival. We began enrollment in the PREVAIL trial in September 2010.

•

TERRAIN is a randomized, double-blind Phase 2 trial evaluating MDV3100 versus bicalutamide, the leading marketed anti-androgen drug, in approximately 370 advanced prostate cancer patients who have progressed following medical castration with a luteinizing hormone releasing hormone analog drug or surgical castration. The primary endpoint is progression-free survival. We began enrollment in the TERRAIN trial in March 2011.

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

Dimebon (latrepirdine)

With Pfizer, we are currently conducting the randomized, double-blind, placebo-controlled Phase 3 CONCERT trial, which is studying dimebon plus donepezil, the leading marketed Alzheimer’s disease therapy, versus donepezil alone in 1,003 patients with mild-to-moderate Alzheimer’s disease over a 12-month treatment period. We completed enrollment in the CONCERT trial in November 2010, and expect to report top-line results in the first half of 2012. Should the CONCERT trial fail, we expect that development of dimebon would be discontinued and that Pfizer would elect to terminate our collaboration agreement.

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

Critical Accounting Policies and the Use of Estimates

Reference is made to “Critical Accounting Policies and Use of Estimates” included in our Annual Report. As of the date of the filing of this Quarterly Report, there were no significant changes to the critical accounting policies discussed in our Annual Report.

Recent Accounting Pronouncements

Reference is made to Note 1 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements impacting us.

Results of Operations

Collaboration Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Collaboration revenue	$14,940	$14,350	$45,448	$45,876
Percentage change	4%		(1%)

We recorded $14.9 million and $14.4 million of amortized collaboration revenue in the three-month periods ended September 30, 2011 and 2010, respectively, under our collaboration agreements with Astellas and Pfizer. During the nine-month periods ended September 30, 2011 and 2010, we recorded $45.4 million and $45.9 million, respectively, of amortized collaboration revenue under our collaboration agreements with Astellas and Pfizer. The decrease in collaboration revenue for the nine months ended September 30, 2011 was due to a change in estimate of the remaining performance period under our Pfizer Collaboration Agreement, which is discussed below. Collaboration revenue for the three and nine months ended September 30, 2011 includes the incremental amortization resulting from $3.0 million and $10.0 million of development milestone payments from our collaboration partner, Astellas, recorded in the second quarter of 2011 and the fourth quarter of 2010, respectively, which have been deferred on our consolidated balance sheet and are being amortized on a straight-line basis over the expected performance period with Astellas.

To date, we have received $123.0 million and $225.0 million of up-front and development milestone payments under the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement, respectively. At September 30, 2011, deferred revenue balances with respect to the Astellas Collaboration Agreement and the Pfizer Collaboration Agreement were $77.2 million and $81.0 million, respectively. We amortize deferred revenue on a straight-line basis over the expected performance period of our deliverables under the applicable collaboration agreement.

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

Research and Development Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Research and development expense	$18,706	$15,633	$55,463	$59,470
Percentage change	20%		(7%)

Research and development expense increased by $3.1 million, or 20%, to $18.7 million in the three months ended September 30, 2011 from $15.6 million in the three months ended September 30, 2010. This increase was due primarily to increases of $3.0 million in payroll-related expenses associated with increased headcount and higher bonus expense, $1.2 million in consulting expenses associated with increased workload on our AFFIRM and PREVAIL trials, and $0.9 million in preclinical expenses associated with new programs, partially offset by reduced clinical expenses of $1.8 million resulting primarily from reduced dimebon development activities.

Research and development expense decreased by $4.0 million, or 7%, to $55.5 million in the nine months ended September 30, 2011 from $59.5 million in the nine months ended September 30, 2010. This decrease was due primarily to reductions of $8.5 million in clinical expenses and $1.8 million in manufacturing expenses, both resulting primarily from reduced dimebon development activities, partially offset by increases of $2.9 million in payroll-related expenses associated with increased headcount and higher bonus expense, $2.6 million in consulting expenses associated with increased workload on our AFFIRM and PREVAIL trials, and $1.7 million in preclinical expenses associated with new programs.

Research and development headcount at September 30, 2011 was 80 compared to 57 at September 30, 2010.

Research and development expenses represented 71% and 74% of total operating expenses in the three-month periods ended September 30, 2011 and 2010, respectively, and 73% and 77% of total operating expenses in the nine-month periods ended September 30, 2011 and 2010, respectively.

Under both our Astellas and Pfizer Collaboration Agreements, specified development costs incurred by our partners and us with respect to the U.S. market are subject to cost-sharing. The parties make quarterly cost-sharing payments to one another to ensure that each has borne its applicable percentage of the shared development costs incurred by both parties. We account for these cost-sharing payments as additions to research and development expense when such payments are payable by us, and as reductions to research and development expense when such payments are receivable by us. Thus, our research and development expense is presented net of these payments, which were as follows for the three- and nine-months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Development cost-sharing payments from Astellas	$11,480	$9,743	$32,593	$22,634
Development cost-sharing payments from Pfizer	2,484	8,709	10,387	19,551

Total	$13,964	$18,452	$42,980	$42,185

To date, we have been engaged in two major research and development programs: the development of MDV3100 for the treatment of prostate cancer and the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease. We and our partner, Pfizer, discontinued development of dimebon for Huntington disease in April 2011. Other research and development programs consist of preclinical stage programs. Research and development costs are identified as either directly allocable to one of our research and development programs or as an indirect cost, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, personnel costs (including both cash costs and non-cash stock-based compensation costs), contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs, and other administrative and support costs. The following table summarizes the direct costs attributable to each program and the total indirect costs for each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Direct costs:
MDV3100	$11,678	$6,529	$30,309	$15,345
Dimebon (latrepirdine)	2,214	6,392	10,254	33,297
Other	3,600	1,664	11,116	7,118

Total direct costs	17,492	14,585	51,679	55,760
Indirect costs	1,214	1,048	3,784	3,710

Total	$18,706	$15,633	$55,463	$59,470

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

Selling, General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Selling, general and administrative expense	$7,724	$5,454	$20,916	$18,267
Percentage change	42%		15%

Selling, general and administrative expense increased by $2.3 million, or 42%, to $7.7 million in the three months ended September 30, 2011 from $5.5 million in the three months ended September 30, 2010. This increase was due primarily to a $1.7 million increase in payroll-related expenses associated with increased headcount and higher bonus expense, as well as a severance payment to our former Chief Commercial Officer, who left the Company in September 2011, and an increase of $0.3 million in legal expenses associated with a litigation matter we initiated in the second quarter of 2011 regarding our MDV3100 technology and defense of the securities class action lawsuit initiated following the negative results in our CONNECTION trial. We believe we are entitled to coverage for the securities class action matter under our existing insurance policies, subject to a $350,000 retention. As of September 30, 2011, we had incurred approximately $351,000 in expenses chargeable against that retention.

Selling, general and administrative expense increased by $2.6 million, or 15%, to $20.9 million in the nine months ended September 30, 2011 from $18.3 million in the nine months ended September 30, 2010. This increase was due primarily to increases of $2.3 million in payroll-related expenses associated with increased headcount and higher bonus expense, as well as a severance payment to our former Chief Commercial Officer, who left the Company in September 2011, and $0.9 million in legal expenses associated with the matters noted above, partially offset by a reduction of $0.4 million in facilities expense arising from a lease termination fee incurred in the first quarter of 2010 following the negative results in our CONNECTION trial.

Selling, general and administrative expenses represented 29% and 26% of total operating expenses in the three-month periods ended September 30, 2011 and 2010, respectively, and 27% and 23% of total operating expenses in the nine-month periods ended September 30, 2011 and 2010, respectively.

Selling, general and administrative headcount at September 30, 2011 was 34 compared to 26 at September 30, 2010.

Under both our Astellas and Pfizer Collaboration Agreements, specified commercialization costs incurred by our partners and us with respect to the U.S. market are subject to cost-sharing. The parties make quarterly cost-sharing payments to ensure that each has borne its applicable percentage of the shared commercialization costs incurred by both parties. We account for commercialization cost-sharing payments as additions to selling, general and administrative expense when such payments are payable by us, and as reductions to selling, general and administrative expense when such payments are receivable by us. Thus, our selling, general and administrative expense is presented net of these cost-sharing payments, which were as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Commercialization cost-sharing payments from Astellas	$176	$125	$634	$375
Commercialization cost-sharing payments from (to) Pfizer	(3)	(712)	33	(1,049)

Total	$173	$(587)	$667	$(674)

Other Income (Expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Other income (expense), net	$81	$(174)	$(301)	$245

Other income (expense), net, consists of interest income on our cash and short-term investment balances as well as the impact of changes in foreign exchange rates on our foreign exchange denominated payables. Interest income decreased in 2011 as compared to the prior year periods due to lower investment yields and average investment balances. The impact of foreign exchange rates on our results of operations fluctuate period over period based upon our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated payables. We recognized foreign currency gains (losses) of $0.1 million and $(0.2) million in the three months ended September 2011 and 2010, respectively, and foreign currency losses of $0.4 million and $0.0 million in the nine months ended September 30, 2011 and 2010, respectively.

Income Tax Benefit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Income tax benefit	$1,365	$1,468	$3,262	$1,468
Effective tax rate	(12.0%)	(21.2%)	(10.4%)	(4.6%)

The tax benefit for the three- and nine-month periods ended September 30, 2011 was $1.4 million and $3.3 million, respectively. This benefit was the result of our ability to carry back the current year Federal net operating losses to the prior two tax years.

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

Liquidity and Capital Resources

Sources of Liquidity

We have incurred cumulative net losses of $239.4 million through September 30, 2011, and we expect to incur substantial additional losses in the future as we continue research and development activities designed to support potential approval of our present and potential future product candidates, initiate commercialization activities in support of any of our product candidates that may receive marketing approval, and continue to finance corporate overhead costs. We have not generated any revenue from product sales to date. Our operations to date have been funded primarily through the sale of our debt and equity securities, and from up-front, development milestone and cost-sharing payments from Astellas and Pfizer.

As of September 30, 2011, we had cash, cash equivalents and short-term investments of $163.4 million available to fund operations. Based upon our current expectations, we believe our capital resources at September 30, 2011 will be sufficient to fund our currently planned operations for the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash and short-term investments earlier than presently anticipated. It is possible that we may be required or choose to seek additional capital within the next 12 months if, for example: we and our partner Astellas choose to expand our clinical development activities for MDV3100 based on the positive interim analysis results observed in our Phase 3 AFFIRM trial in post-chemotherapy advanced prostate cancer patients; the costs of planning for and executing a commercial launch of MDV3100, should it receive marketing approval, exceed our estimates; we face challenges or delays in connection with our clinical trials or the potential approval and commercialization of our product candidates; or we determine it is prudent to maintain larger cash balances to support commercialization activities in the event that MDV3100 receives marketing approval. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital within the next 12 months should we conclude that such capital is available on terms that we consider to be in the best interests of our company and our stockholders.

Our current view of the worldwide capital markets is that they are extremely volatile with limited accessibility, and many biotechnology companies have had limited or no success in obtaining funding in this environment. Continuation of this challenging market climate may significantly limit our ability to raise funds, and there can be no assurance we will be able to raise additional funds on acceptable terms or at all. If we are unable to raise additional funds when needed, we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing or other arrangements. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Our future capital requirements will depend on many factors, many of which are wholly or partially outside of our control. Such factors include: the results of our ongoing clinical trials and whether such results are adequate to obtain marketing approval for MDV3100 or any of our other product candidates; whether we and our corporate partners elect or are required to conduct any additional clinical trials not presently contemplated, including any additional clinical trials we and Astellas may elect to initiate based on the positive interim analysis results in the AFFIRM trial; the costs of commercializing MDV3100 in the U.S. market should MDV3100 receive marketing approval, including the costs of fielding 50% of the sales and medical affairs field forces in support of MDV3100 pursuant to the exercise of our co-promotion option; the timing and magnitude of any potential revenues from MDV3100 sales that we may receive should MDV3100 receive marketing approval; the nature and scope of our development activities involving product candidates other than MDV3100 and dimebon; and the continued effectiveness of our collaboration agreements with Astellas and Pfizer.

Astellas Collaboration Agreement

Our global development and commercialization agreement with Astellas became effective in October 2009. Under the Astellas Collaboration Agreement, we and Astellas agreed to collaborate on the development of MDV3100 for prostate cancer for the United States market, including associated regulatory filings with the FDA. In addition, if approved by the FDA, following such approval and the launch of MDV3100 in the United States, we and Astellas will co-promote MDV3100 in the United States. Astellas is responsible for development of, and seeking regulatory approval for, and commercialization of MDV3100 outside the United States. Astellas will be responsible for commercial manufacture of MDV3100 on a global basis. Both we and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as MDV3100 for the treatment of specified indications for a specified time period, subject to certain exceptions.

We and Astellas share the costs of developing and commercializing MDV3100 for the United States market on a 50%/50% basis (subject to the exceptions noted below), and we and Astellas will share profits (or losses) resulting from the commercialization of MDV3100 in the United States in such proportions. Costs of clinical trials supporting development in both the United States and in either Europe or Japan, including all four of our ongoing Phase 3 and Phase 2 clinical trials, are borne two-thirds by Astellas and one-third by us. Both we and Astellas will be responsible for all costs incurred in fielding and supporting our respective MDV3100 sales forces, and each of us will be entitled to receive a fee for each detail made by our respective sales forces. Outside the United States, Astellas will bear all development and commercialization costs and will pay us tiered, double-digit royalties on the aggregate net sales of MDV3100.

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

Under the Astellas Collaboration Agreement, Astellas paid us a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. We are also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. As of September 30, 2011, we had received an aggregate of $13.0 million in development milestone payments under the Astellas Collaboration Agreement. Should the FDA accept for filing a new drug application seeking approval of MDV3100 in post-chemotherapy patients based on the positive interim analysis data from our AFFIRM trial, we would be entitled to a $10.0 million milestone payment under the Astellas Collaboration Agreement. We are required to share 10% of the up-front and development milestone payments received under the Astellas Collaboration Agreement with The Regents of the University of California, or UCLA, pursuant to the terms of our MDV3100 license agreement.

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

We are permitted to terminate the collaboration agreement for an uncured material breach by Pfizer. Pfizer has a right to terminate the collaboration agreement unilaterally at any time. In the event of our uncured material breach of the collaboration agreement, Pfizer may elect either to terminate the collaboration agreement or to keep the collaboration agreement in place, but terminate our right to participate in development, commercialization (other than co-promoting dimebon) and other activities for dimebon, including the joint committees and decision making for dimebon. However, such termination would not affect our financial return or, unless we commit an uncured material breach of our co-promotion obligations, our co-promotion rights. Following any termination of the collaboration agreement, all rights to develop and commercialize dimebon will revert to us, and Pfizer will grant a license to us to enable us to continue such development and commercialization, remain responsible for its ongoing financial and other obligations under the collaboration agreement for a transition period of nine months following termination, and is obligated to supply product to us for a reasonable period, not to exceed eighteen months following termination, on terms to be negotiated between the parties in good faith.

Cash Flow Analysis

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(50,220)	$(71,521)
Investing activities	24,982	170,888
Financing activities	5,892	3,106

Net change in cash and cash equivalents	$(19,346)	$102,473

Operating Activities

Net cash used in operating activities totaled $50.2 million for the nine months ended September 30, 2011, which consisted of our net loss of $28.0 million and non-cash items of $34.7 million, partially offset by changes in operating assets and liabilities of $12.5 million. Non-cash items consisted primarily of the non-cash amortization of deferred revenue of $45.4 million, partially offset by non-cash stock-based compensation of $10.5 million. The increase in cash flows from changes in operating assets and liabilities was primarily driven by a $7.1 million decrease in receivables from our collaboration partners, an increase of $5.7 million in accrued expenses primarily driven by higher corporate bonus accruals and other obligations, an increase of $2.1 million in accounts payable arising in the ordinary course of business, and an increase in deferred revenue of $3.0 million related to a development milestone payment during the second quarter from our collaboration partner, Astellas. These items were partially offset by a decrease in other current liabilities of $4.4 million.

Net cash used in operating activities totaled $71.5 million for the nine months ended September 30, 2010, which consisted of our net loss of $30.1 million, non-cash items of $35.8 million and changes in operating assets and liabilities of $5.6 million. Non-cash items consisted primarily of the non-cash amortization of deferred revenue of $45.9 million, partially offset by non-cash stock-based compensation of $10.0 million. The decrease in cash flows from changes in operating assets and liabilities was primarily driven by an increase in receivables from our collaboration partners of $11.4 million and an increase in prepaid expenses and other current assets of $4.8 million, partially offset by an increase in accounts payable and other accrued expenses of $11.2 million arising in the ordinary course of business.

Investing Activities

Net cash provided by investing activities totaled $25.0 million and $170.9 million in the nine months ended September 30, 2011 and 2010, respectively, resulting primarily from net maturities of short-term investments.

Financing Activities

Net cash provided by financing activities totaled $5.9 million in the nine months ended September 30, 2011, consisting of $3.0 million in net proceeds received in settlement of a short swing profit liability incurred by an unaffiliated stockholder and $2.9 million in proceeds from the exercise of employee stock options.

Net cash provided by financing activities totaled $3.1 million in the nine months ended September 30, 2010, consisting of proceeds from the exercise of employee stock options.

Commitments and Contingencies

During the nine months ended September 30, 2011, there were no material changes to our commitments and contingencies as set forth under the caption “Commitments and Contingencies” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the nine months ended September 30, 2011, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report . Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In March 2010, the first of three putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege among other things that we disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between September 21, 2006 and March 2, 2010. The actions were consolidated in September 2010 and in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated, amended complaint, which was dismissed without prejudice as to all defendants on August 18, 2011. The lead plaintiff filed a second amended complaint on November 2, 2011.

Our management believes that we have meritorious defenses and intends to defend this lawsuit vigorously. However, this lawsuit is subject to inherent uncertainties, the actual cost may be significant, and we may not prevail. We believe we are entitled to coverage under our relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient. As of September 30, 2011, we had incurred $351,000 in expenses chargeable against that retention.

ITEM 1A. RISK FACTORS.

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report on Form 10-Q. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results, cash flows and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 16, 2011.

Risks Related to Our Business

*We have incurred net losses since inception, expect to incur additional losses in the future as we continue our development activities and may never achieve sustained revenues or profitability. Our only revenue to date has been collaboration revenue under our collaboration agreements with Pfizer and Astellas. None of our product candidates have received marketing approval, and we do not know when or if any of our candidates will receive marketing approval or become commercially available. We have incurred losses since inception and expect to continue to incur substantial additional losses for the foreseeable future as we continue to finance clinical and preclinical studies of our existing and potential future product candidates, potential launch costs of MDV3100 should that agent receive marketing approval, and our corporate overhead costs. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ (deficit) equity. We do not know when or if we will ever generate any additional revenue, including any milestone payments, profit sharing payments or royalty payments under our collaboration agreements with Pfizer and Astellas, or become profitable, because of the significant uncertainties with respect to our ability to generate product revenue from, and obtain approval from the U.S. Food and Drug Administration, or the FDA, or comparable foreign regulatory authorities for, any of our current or future product candidates, including MDV3100.

*Because we depend on financing from third parties for our operations, our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms. To date, we have financed our operations primarily through the sale of our debt and equity securities, and from up-front, development milestone and cost-sharing payments received pursuant to our collaboration agreements with Astellas and Pfizer. As of September 30, 2011 we had cash, cash equivalents and short-term investments of $163.4 million available to fund operations. Based upon our current expectations, we believe our capital resources at September 30, 2011 will be sufficient to fund our currently planned operations for the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash and short-term investments earlier than presently anticipated. It is possible that we may be required or choose to seek additional capital within the next 12 months if, for example: we and our partner Astellas choose to expand our clinical development activities for MDV3100 based on the positive interim analysis results observed in our Phase 3 AFFIRM trial in post-chemotherapy advanced prostate cancer patients; the costs of planning for and executing a commercial launch of MDV3100, should it receive marketing approval, exceed our estimates; we face challenges or delays in connection with our clinical trials or the potential approval and commercialization of our product candidates; or we determine it is prudent to maintain larger cash balances to support commercialization activities in the event that MDV3100 receives marketing approval. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital within the next 12 months should we conclude that such capital is available on terms that we consider to be in the best interests of our company and our stockholders.

We have incurred losses since inception and expect to continue to incur substantial additional losses for the foreseeable future as we pursue regulatory approval for, and, if approved, commercial launch of, MDV3100 and continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs. Our future capital requirements will depend on many factors, including without limitation:

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our corporate partners’ preclinical and clinical trials;

•

whether we experience delays in our preclinical and clinical development programs, including potential delays in recruiting, or inability to recruit, patients into our ongoing PREVAIL trial of MDV3100 in pre-chemotherapy advanced prostate cancer as a result of the availability of Zytiga (abiraterone acetate), which was approved by the FDA in April 2011 for post-chemotherapy patients, or other investigational and approved prostate cancer therapies, including MDV3100 itself should that agent be approved to treat post-chemotherapy patients, or slower than anticipated product development;

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

•	whether we elect to exercise our co-promotion option for dimebon, should it receive marketing approval in the United States;

•

the availability of third parties to perform the key development tasks for our product candidates, including conducting preclinical and clinical studies and manufacturing our product candidates to be tested in those studies, and the associated costs of those services;

•	expenses associated with the pending purported securities class action lawsuits, as well as any other litigation;

•

the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of and enforcing patent claims and other costs related to patent rights and other intellectual property rights, including litigation costs and the results of such litigation; and

•	potential launch costs of MDV3100, and the timing and magnitude of any potential sales of MDV3100, should that agent receive marketing approval for post-chemotherapy patients.

Our current view of the worldwide capital markets is that they are extremely volatile with limited accessibility, and many biotechnology companies have had limited or no success in obtaining funding in this environment. Continuation of this challenging market climate may significantly limit our ability to raise funds, and there can be no assurance we will be able to raise additional funds on acceptable terms or at all. If we are unable to raise additional funds when needed, we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing or other arrangements. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Even if we receive regulatory approval of our product candidates, which we may never do, we must successfully commercialize such products before we can become profitable. We expect to incur substantial expenses associated with our commercialization efforts even prior to obtaining regulatory approval of our product candidates, including MDV3100, as well as thereafter. We may never generate significant revenues and, even if we do generate revenues, we may never achieve or sustain profitability.

*As we evolve from a company primarily involved in research and development to a company also potentially involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully. Although certain of our employees have commercialization experience, as a company we currently have no sales, marketing or distribution capabilities. Accordingly, as we advance MDV3100 through the development stage towards commercialization, we will need to expand our organization, including marketing and sales capabilities or contract with third parties to provide these capabilities for us, which will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of MDV3100 in the event it receives regulatory approval. If we are not successful in commercializing MDV3100 or our other product candidates in the event they receive regulatory approval, our future product revenue will suffer and we may incur significant additional losses.

As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize MDV3100 and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

*Our business strategy depends on our ability to identify and acquire additional product candidates which we may never acquire or identify for reasons that may not be in our control, or are otherwise unforeseen or unforeseeable to us. A key component of our business strategy is to diversify our product development risk by identifying and acquiring new product opportunities for development. However, we may not be able to identify promising new technologies. In addition, the competition to acquire promising biomedical technologies is fierce, and many of our competitors are large, multinational pharmaceutical, biotechnology and medical device companies with considerably more financial, development and commercialization resources and experience than we have. Thus, even if we succeed in identifying promising technologies, we may not be able to acquire rights to them on acceptable terms or at all. If we are unable to identify and acquire new technologies, we will be unable to diversify our product risk. We believe that any such failure would have a significant negative impact on our prospects because the risk of failure of any particular development program in the pharmaceutical industry is high.

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

*Because our ongoing Phase 3 PREVAIL trial of MDV3100 in pre-chemotherapy patients has overall survival as a primary endpoint, the availability of approved and/or experimental agents that prolong survival, including the approved hormonal agent Zytiga, the approved chemotherapy agents docetaxel and Jevtana, and the approved prostate cancer vaccine Provenge, as well as the potential commercial availability of MDV3100 itself should it be approved for post-chemotherapy patients, may make it more difficult for our PREVAIL trial to succeed or may prevent it from succeeding, and could reduce the magnitude of any potential survival benefit that MDV3100 may demonstrate in PREVAIL even if that trial does succeed. Our ongoing Phase 3 PREVAIL trial in pre-chemotherapy advanced prostate cancer is attempting to demonstrate a statistically significant difference in survival between drug-treated and placebo-treated patients. Overall survival and progression-free survival are the co-primary endpoints in our ongoing PREVAIL trial. Patients participating in our PREVAIL trial may elect to leave the trial and switch to alternative treatments that are, or may in the future become, available to them commercially, such as Zytiga, docetaxel, Jevtana, and Provenge, or MDV3100 itself should it be approved for post-chemotherapy patients based on the positive interim analysis results in the AFFIRM trial. Each of these alternative treatments has demonstrated statistically significant survival benefits of between two and one-half and five months in advanced prostate cancer patients and, except for MDV3100, is commercially available. Patients from our PREVAIL trial may be able to obtain commercial access to these alternative agents notwithstanding the fact that, other than Provenge, none of them has been shown to prolong survival in pre-chemotherapy patients. However, Zytiga is being studied in an ongoing Phase 3 clinical trial evaluating its potential ability to prolong survival in pre-chemotherapy patients, and positive results from that trial could become available at any time. The survival of any patients who leave our PREVAIL trial to take an alternative treatment will continue to be included in the analysis of the trial. Any survival benefit conferred by these alternative treatments may have a negative impact on the results of our PREVAIL trial, particularly in the case of patients who were randomized to placebo. Half the patients in our PREVAIL trial are randomized to placebo. Patients in our PREVAIL trial are free to leave the trial at any time, and are free to take any alternative treatment once they have left the trial. We have no ability to control or influence either of these decisions. Use of other alternative life-prolonging treatments by patients leaving our PREVAIL trial could make it more difficult for the trial to succeed, could prevent it from succeeding, and could reduce any potential survival benefit that may be demonstrated even if does succeed. Failure of our PREVAIL trial could have significant negative effects on us, including preventing us from obtaining marketing approval in pre-chemotherapy advanced prostate cancer, which is a far larger commercial opportunity than post-chemotherapy advanced prostate cancer, being required to conduct additional trials, or causing our partner Astellas to elect to terminate our collaboration agreement. Even if our PREVAIL trial succeeds, any negative impact on the survival benefit shown in that trial could reduce or eliminate MDV3100’s ability to compete effectively with other treatments that have shown longer survival benefits.

*Enrollment and retention of patients in clinical trials is an expensive and time-consuming process, could be made more difficult or rendered impossible by multiple factors outside our control, including the availability of competing treatments or clinical trials of competing drugs for the same indication and the results of other studies of our product candidates in the same or other indications, and could result in significant delays, cost overruns, or both, in our product development activities, or in the failure of such activities. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. For example, there are multiple ongoing Phase 3 trials competing with our ongoing PREVAIL trial to recruit pre-chemotherapy advanced prostate cancer patients, including an ongoing Phase 3 trial of an investigational agent from

Takeda Pharmaceuticals that operates by the same molecular mechanism of action as the approved drug Zytiga. Furthermore, because patients in our PREVAIL trial have a 50% chance of being randomized to placebo, the availability of competing treatments may make it more difficult, or impossible, to complete enrollment in the PREVAIL trial. Such competing treatments include the approved hormonal agent Zytiga, the approved chemotherapy agents Jevtana and docetaxel, and the approved prostate cancer vaccine Provenge, all of which have been shown to prolong overall survival in advanced prostate cancer patients. To date, Zytiga has been shown to prolong overall survival only in post-chemotherapy advanced prostate cancer patients. However, Zytiga is being studied in an ongoing Phase 3 trial evaluating that drug’s potential ability to prolong overall survival in pre-chemotherapy advanced prostate cancer patients, the same population being studied in our PREVAIL trial. Should data from the ongoing Zytiga Phase 3 trial become available that demonstrate an overall survival benefit in pre-chemotherapy patients, such data could make it more difficult or impossible for us to recruit and retain patients in our PREVAIL trial, as those patients may prefer to take Zytiga rather than participate in our PREVAIL trial. In addition, should MDV3100 receive marketing approval in post-chemotherapy patients based on the positive interim analysis in the AFFIRM trial, patients in our PREVAIL trial may elect to leave the study and attempt to receive MDV3100 commercially, despite the fact that MDV3100 has not been shown to prolong overall survival in pre-chemotherapy patients. Such development could make it more difficult or impossible for us to retain patients in our PREVAIL trial. Furthermore, any negative results we may report in clinical trials of any of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical studies of that same product candidate. For example, the failure of our Phase 3 trials of dimebon in mild-to-moderate Alzheimer’s disease and in Huntington disease could cause patients participating in our ongoing Phase 3 CONCERT trial of dimebon in mild-to-moderate Alzheimer’s disease to leave our trial and prevent us from completing the CONCERT trial. Delays or failures in planned patient enrollment and/or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop dimebon, MDV3100 or any other product candidates, or could render further development impossible.

*Positive results in the Russian Study were not predictive of results in the CONNECTION study, which was designed as a confirmatory study, positive results in our Phase 2 clinical trial of dimebon in Huntington disease patients were not predictive of results in the HORIZON study, and positive results from the interim analysis of our AFFIRM trial in post-chemotherapy advanced prostate cancer may not be predictive of results of our PREVAIL trial in pre-chemotherapy advanced prostate cancer or any of our other ongoing and potential future clinical trials of MDV3100. Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing. The CONNECTION study was designed expressly to replicate the positive results seen in the Russian Study, but failed to do so. In addition, the HORIZON study failed to replicate the cognition benefit seen in our prior Phase 2 trial of dimebon in Huntington disease, and as a result the Company and Pfizer discontinued development of dimebon for Huntington disease in April 2011. As evidenced by these examples, even where we achieve positive results in clinical trials, subsequent clinical trials may fail, even if those subsequent trials are designed very similarly to their predecessors. Accordingly, despite the positive interim analysis results from our Phase 3 AFFIRM trial of MDV3100 in post-chemotherapy advanced prostate cancer, our ongoing Phase 3 PREVAIL trial in pre-chemotherapy advanced prostate cancer, our ongoing Phase 2 TERRAIN trial comparing MDV3100 to bicalutamide, our ongoing Phase 2 study of MDV3100 in hormone-naïve patients, and any other of our ongoing or planned studies of MDV3100 may fail. In addition, despite the positive results seen in our Russian Study, our ongoing Phase 3 CONCERT trial may fail.

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

* Because our AFFIRM trial remains blinded, we do not know any of the efficacy or safety results other than the interim analysis results that the independent data monitoring committee, or IDMC, disclosed to us in November 2011, and we will not know the full efficacy and safety results of the AFFIRM trial until we have completed the process of locking the database and unblinding the trial. The AFFIRM interim analysis data that the IDMC disclosed to us in November 2011 were very limited in nature, particularly with regard to safety. The only safety information disclosed to us was the IDMC’s conclusion that, considering the observed safety profile, MDV3100 demonstrated a favorable risk-to-benefit ratio sufficient to support the IDMC’s recommendation that we stop the study and offer all patients in the study the opportunity to receive MDV3100. For example, the IDMC did not disclose to us either the nature or the frequency of any adverse events occurring in the MDV3100 arm or the placebo arm of the study. Should any negative safety or other data emerge once the study has been unblinded, such data could preclude or make it more difficult for MDV3100 to receive marketing approval in the post-chemotherapy patient population, or to compete successfully in that patient population even if MDV3100 does receive marketing approval.

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

•

the need for us to identify and secure on commercially reasonable terms the services of third parties to perform key activities currently performed by Pfizer and Astellas in the event that either or both of our partners were to terminate their collaborations with us, including clinical and, if approved, commercial manufacturing, development activities outside of the United States and commercialization activities globally;

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

Due to these factors and other possible disagreements with Pfizer or Astellas, we may be delayed or prevented from further developing, manufacturing or potentially commercializing dimebon or MDV3100, respectively, or we may become involved in litigation or arbitration, which would be time consuming and expensive.

If Pfizer or Astellas were to unilaterally terminate our collaborative relationship, we would need to undertake development, manufacturing and marketing activities for dimebon or MDV3100, respectively, solely at our own expense and/or seek one or more other partners for some or all of these activities, worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, might limit the indications we are able to pursue for MDV3100, and could prevent us from effectively developing and potentially commercializing dimebon and MDV3100. If we sought to find one or more other pharmaceutical company partners for some or all of these activities, we may not be successful in such efforts, or they may result in collaborations that have us expending greater funds and efforts than our current relationships with Pfizer and Astellas.

We are dependent on the efforts of, and funding by, Pfizer and Astellas for the development of dimebon and MDV3100, respectively. Under the terms of both the Pfizer collaboration agreement and the Astellas collaboration agreement, we and each of Pfizer and Astellas must agree on any changes to the development plan for dimebon or MDV3100, respectively, that is set forth in each agreement. If we and Pfizer or we and Astellas cannot agree on any such changes, clinical trial progress could be significantly delayed or halted. Pfizer has the unilateral right to terminate our collaboration agreement at any time based on the negative results of the CONNECTION trial. Subject to certain limitations set forth in the Astellas Collaboration Agreement, Astellas is generally free to terminate the Astellas agreement at its discretion on limited notice to us. Similarly, in the event of an uncured material breach of the Astellas agreement by us, Astellas may elect to terminate the agreement, in which case all rights to develop and commercialize MDV3100 will revert to us. If Astellas terminates its co-funding of our MDV3100 program, we may be unable to fund the development and potential commercialization costs on our own and may be unable to find another partner, which could force us to raise additional capital or could cause our MDV3100 program to fail. In the event of an uncured material breach of the Pfizer agreement by us, Pfizer may elect either to terminate the agreement or to keep the agreement in place, but terminate our right to participate in development, commercialization (other than co-promoting dimebon, which right Pfizer may terminate only if our uncured material breach pertains to our exercise of that right) and other activities for dimebon, including the joint committees and decision making for dimebon. If Pfizer terminates our right to participate in such activities, we would be entirely dependent on Pfizer’s actions with respect to the development and potential commercialization of dimebon. In addition, under the Pfizer agreement, Pfizer is solely responsible for the development and regulatory approval of dimebon outside the United States, so we are entirely dependent on Pfizer for the successful completion of those activities. Similarly, under the Astellas agreement, Astellas is solely responsible for the development and regulatory approval of MDV3100 outside the United States, so we are entirely dependent on Astellas for the successful completion of those activities.

The financial returns to us, if any, under our collaboration agreements with Pfizer and Astellas depend in large part on the achievement of development and commercialization milestones, plus a share of any profits from any product sales in the United States and royalties on any product sales outside of the United States. Therefore, our success, and any associated financial returns to us and our investors, will depend in large part on the performance of Pfizer and Astellas under each respective agreement. If Pfizer or Astellas fails to perform or satisfy its obligations to us, the development, potential regulatory approval or commercialization of dimebon or MDV3100, respectively, would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason.

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

*If Pfizer’s or Astellas’ business strategies change, any such changes may adversely affect our collaborative relationships with each party. Either Pfizer or Astellas may change its business strategy. Decisions by either Pfizer or Astellas to either reduce or eliminate its participation in the Alzheimer’s disease field or prostate cancer field, respectively, to emphasize other competitive agents currently in its portfolio at the expense of dimebon or MDV3100, respectively, or to add additional competitive agents to its portfolio, could reduce its financial incentives to continue to develop, seek regulatory approval for, or potentially commercialize dimebon or MDV3100, respectively. For example, in October 2009 Pfizer completed its acquisition of Wyeth, which is co-developing an Alzheimer’s disease product candidate that, like dimebon, is currently in Phase 3 development. A change in Pfizer’s business strategy as a result of the Wyeth acquisition or for other reasons, including the negative results of the CONNECTION and HORIZON trials or potential negative results in the ongoing CONCERT trial, may adversely affect activities under our collaboration agreement with Pfizer, which could cause significant delays and funding shortfalls impacting the activities under the collaboration and seriously harming our business, or could result in changes to the terms of our collaboration or its outright termination. Should the CONCERT trial fail, we expect that development of dimebon would be discontinued and that Pfizer would elect to terminate our collaboration agreement. In addition, Astellas has partnered with us based in part on Astellas’ desire to use MDV3100 as a component of building a global oncology franchise, which Astellas presently does not have. If Astellas’ strategic objective of building a global oncology franchise were to change, such change could negatively impact any commercial prospects of MDV3100.

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

If our product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices, or cGMP, and other applicable regulatory standards, they will not be commercially successful. All pharmaceutical and medical device products in the United States, Europe and other countries must be manufactured in strict compliance with cGMP and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We face the risk that our contract manufacturers may have interruptions in raw material supplies, be unable to comply with strictly enforced regulatory requirements, or, for other reasons beyond their or our control, be unable to complete their manufacturing responsibilities on time, on budget, or at all. Under our collaboration agreements with Pfizer and Astellas, Pfizer and Astellas are responsible for all manufacture of dimebon and MDV3100, respectively, for commercial purposes, but we cannot guarantee that either Pfizer or Astellas will be able to supply dimebon or MDV3100, respectively, in a timely manner or at all. Furthermore, commercial manufacturing processes have not yet been validated for either dimebon or MDV3100. In the event that Pfizer elects to terminate our dimebon collaboration agreement, following a period of transition assistance from Pfizer, we will be responsible for manufacturing dimebon or finding a different third party to manufacture dimebon and neither we nor any other third party have experience manufacturing dimebon at commercial scale under cGMP-compliant conditions. We thus cannot guarantee that commercial-scale cGMP manufacture of dimebon and/or MDV3100 will be possible, on a cost-effective basis or at all, which would materially and adversely affect the value of these programs.

*Any of our product development candidates that receive marketing approval will face significant competition from other approved products, including generic products and products with more convenient dosing regimens, and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, in 2010 and 2011 a new second-line chemotherapy drug, Jevtana, and a new hormonal drug, Zytiga, received marketing approval in the post-chemotherapy advanced prostate cancer patient population we are studying in our ongoing Phase 3 AFFIRM trial of MDV3100, and a new prostate cancer vaccine, Provenge, received marketing approval covering both the post-chemotherapy advanced prostate cancer population we are studying in our Phase 3 AFFIRM trial and the pre-chemotherapy advanced prostate cancer population we are studying in our Phase 3 PREVAIL trial. Zytiga has since acquired a substantial share of the market for treatment of post-chemotherapy patients, which may make it more difficult for us to compete successfully in this market, notwithstanding the positive interim analysis results from our AFFIRM trial reported in November 2011. In addition, Zytiga has already completed enrollment in a Phase 3 trial in the pre-chemotherapy advanced prostate cancer population, and could report positive results from that trial at any time. Several other drugs are also in advanced clinical development in both populations. In Alzheimer’s disease, there are four currently marketed drugs, two of which already have generic equivalents and the remaining two of which are expected to have generic equivalents by 2015. These drugs are all dosed once or twice per day, while dimebon dosing is three times daily in all of our completed clinical trials and in our ongoing CONCERT trial. This difference in dosing regimen may make dimebon less competitive than alternative drugs if dimebon receives marketing approval based on a thrice per day dosing regimen. In addition, the past and expected future loss of patent protection on the approved Alzheimer’s disease drugs has and is likely to continue to significantly reduce the commercial pricing of those approved drugs, which puts significant competitive pressure on the prices we or our potential partners could charge for dimebon should it ever be approved. Companies currently marketing, or expected to be marketing in the near future, products that will compete directly with any of our investigational drugs that may receive marketing approval include some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson, sanofi-aventis and Forest Laboratories. There are also dozens of additional small molecule and recombinant protein candidates in development targeting Alzheimer’s disease and advanced prostate cancer, including compounds already in Phase 3 clinical trials. One or more such compounds may be approved in each of our target indications before any of our product candidates could potentially be approved. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receive regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness. Even if dimebon were ever to receive marketing approval, the negative data from the CONNECTION trial could be included in the product label, which could make dimebon less attractive to physicians and patients than other products that are currently, or that in the future may be, approved for Alzheimer’s disease, which could limit potential sales of dimebon. In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. Even if one of our product candidates is approved, we cannot guarantee that we, Pfizer, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

*Any of our product candidates that is eventually approved for sale may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors at levels that produce patient co-payments that are acceptable and affordable to patients. Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the United States. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services and many of those countries have nationalized health care systems in which the government pays for all such products and services and must approve product pricing. Even if approved by the FDA and foreign regulatory agencies, our product candidates are unlikely to achieve commercial success unless they are covered widely by third-party payors and reimbursed at a rate that generates an acceptable commercial return for us and any collaborative partner. In addition, even if they ultimately elect to reimburse our product candidates, most third-party payors will not reimburse 100% of the cost, but rather require a portion of the cost to be borne by the patients themselves. Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of our product candidates financially difficult or impossible for certain patients, which would have a negative impact on sales of our product candidates. It is increasingly difficult to obtain coverage and acceptable reimbursement levels from third-party payors and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process. Moreover, comprehensive health care reform legislation was recently enacted in the United States that substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The new legislation contains a number of provisions that are expected to impact our business and operations, including those relating to the increased use of comparative effectiveness research on health care products, changes to enrollment in federal healthcare programs, reimbursement changes and fraud and abuse provisions, all of which will impact existing government health care programs and will result in the development of new programs. Many of the details regarding the implementation of this legislation have yet to be determined and implementation may ultimately adversely affect our business. Further, we expect that there will continue to be a number of federal and state proposals to implement government controls over drug product pricing. We are currently unable to predict what additional legislation or regulations, if any, relating to the pharmaceutical industry or third-party payor coverage and reimbursement may be enacted in the future, or what effect the recently enacted federal health care reform legislation or any such additional legislation or regulation will or would have on our business. In addition, we would face competition in such negotiations from other approved drugs against which we compete, which may include other approved drugs marketed by

Pfizer or Astellas, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage with respect to the individual payors than we may have. The competition for coverage and reimbursement level with individual payors will be particularly intense for dimebon, if approved to treat Alzheimer’s disease, because two of the four currently marketed Alzheimer’s disease drugs have already lost patent protection and the other two are expected to do so prior to, or shortly following, dimebon’s potential commercial launch. Drugs available at generic price levels are generally more attractive to individual payors than branded price drugs. Our commercial prospects would be further weakened if payors approved coverage for our product candidates only as second- or later-line treatments, or if they placed any of our product candidates in tiers requiring unacceptably high patient co-payments. Failure to achieve acceptable coverage and reimbursement levels could materially harm our or our partner’s ability to successfully market our product candidates.

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

We rely on license agreements for certain aspects of our product candidates and technology. We may in the future need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated. We have entered into agreements with third-party commercial and academic institutions to license intellectual property rights and technology for use in our product candidates. For example, we have a license agreement with The Regents of the University of California, or UCLA, pursuant to which we were granted exclusive worldwide rights to certain UCLA patents related to our MDV300 series compounds. Some of these license agreements, including our license agreement with UCLA, contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our product candidates, including MDV3100.

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

Risks Related to Ownership of Our Common Stock

* We have been named as a defendant in a purported securities class action lawsuit. This lawsuit could result in substantial damages and may divert management’s time and attention from our business and operations. In March 2010, the first of three putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that we disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between September 21, 2006 and

March 2, 2010. The actions were consolidated in September 2010 and in April 2011, the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated amended complaint, which was dismissed without prejudice as to all defendants on August 18, 2011. The lead plaintiff filed a second amended complaint on November 2, 2011.

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

•

the progress and results of preclinical studies and clinical trials of our product candidates conducted by us, Pfizer, Astellas or any future collaborative partners or licensees, if any, and any delays in enrolling a sufficient number of patients to complete clinical trials of our product candidates;

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

*Future sales of our common stock in the public market could cause our stock price to fall. Sales of a substantial number of shares of our common stock in the public market that were previously restricted from sale, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In the event that we do raise capital through the sale of additional equity securities or debt convertible into equity securities, the dilution represented by the additional shares of our equity securities in the public market could cause our stock price to fall, in which case investors may not be able to sell their shares of our equity securities at a price equal to or above the price they paid to acquire them.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

4.1	Common Stock Certificate.	SB-2/A	333-03252	4.1	6/14/1996

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

10.1	Separation Agreement, entered into on September 21, 2011, by and between Medivation, Inc. and Rohan Palekar.	8-K	001-32836	10.1	9/27/2011

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS#	XBRL Instance Document.					X

101.SCH#	XBRL Taxonomy Extension Schema Document.					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011	MEDIVATION, INC.

	By:	/s/ C. Patrick Machado
Name: C. Patrick Machado
Title: Chief Business Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

4.1	Common Stock Certificate.	SB-2/A	333-03252	4.1	6/14/1996

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

10.1	Separation Agreement, entered into on September 21, 2011, by and between Medivation, Inc. and Rohan Palekar.	8-K	001-32836	10.1	9/27/2011

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS#	XBRL Instance Document.					X

101.SCH#	XBRL Taxonomy Extension Schema Document.					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.