Form 10-K/A
period 2011-12-31
MEDIVATION, INC.
filed 2012-04-30
CIK 1011835

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

MEDIVATION, INC.

2011 ANNUAL REPORT ON FORM 10-K

AMENDMENT NO. 1

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or the Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission, or the SEC, on February 29, 2012, or the 10-K. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2012 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e., occurring after February 29, 2012) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS OF THE REGISTRANT

The following includes a brief biography of each member of our Board of Directors, or the Board, including their respective ages as of April 30, 2012. The brief biographies below also include information regarding the specific experience, qualifications, attributes or skills that led our Board to determine that the applicable director should serve as a member of our Board as of the date of this report.

NAME	AGE	PRINCIPAL OCCUPATION/ POSITION HELD WITH MEDIVATION
Daniel D. Adams	71	Executive Chairman of Protein Sciences Corporation
Gregory H. Bailey, M.D.	56	Managing Partner of Palantir Group, Inc.
Kim D. Blickenstaff	59	Chairman of the Board of Medivation, Inc., President and Chief Executive Officer of Tandem Diabetes Care
David T. Hung, M.D.	54	President and Chief Executive Officer of Medivation, Inc.
W. Anthony Vernon	56	Executive Vice President and President, Kraft Foods of North America

Daniel D. Adams. Mr. Adams has served as a member of our Board since 2005. Mr. Adams is Chairman of the Audit Committee of the Board, or the Audit Committee, and the Nominating and Corporate Governance Committee of the Board, or Nominating and Corporate Governance Committee, and a member of the Compensation Committee of the Board, or Compensation Committee. Mr. Adams has been the Executive Chairman of Protein Sciences Corporation, a biopharmaceutical company, since 2010 and Chairman of its board of directors since April 2009. He previously served as President and Chief Executive Officer of Protein Sciences Corporation from July 1996 until he became Executive Chairman in 2010. Mr. Adams also was a co-founder and the first Chief Executive Officer of Biogen, and the founder and Chief Executive Officer of Advanced Genetic Sciences, Inc., Plant Genetic Systems and Allerx, Inc. Mr. Adams holds a B.A. in Chemistry from Cornell University and a J.D. magna cum laude from New York University School of Law. Mr. Adams brings to the Board considerable industry, executive management and financial experience as a prior founder and chief executive officer of multiple life sciences companies.

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

W. Anthony Vernon. Mr. Vernon has served as a member of our Board since 2006. Mr. Vernon is Chairman of our Compensation Committee and a member our Nominating and Corporate Governance Committee. He has served at Kraft Foods, Inc., a publicly held food company, as Executive Vice President and President, Kraft Foods of North America since 2009, where he leads Kraft’s $24 billion business in the United States and Canada. From 2006 to 2009, Mr. Vernon was the Healthcare Industry Partner at Ripplewood Holdings, Inc., a private equity firm. Mr. Vernon had previously led a number of Johnson & Johnson’s largest franchises during a 24-year career at Johnson & Johnson, a public company engaged in the research and development, manufacture and sale of products in the health care field. From 2004 until 2005, Mr. Vernon was employed as Company Group Chairman of Depuy Inc., an orthopedics company which is a subsidiary of Johnson & Johnson. From 2001 until 2004, Mr. Vernon served as President and Chief Executive Officer of Centocor, Inc., a biomedicines company which is a division of Johnson & Johnson. He has also served as President of McNeil Consumer Products and Nutritionals, Worldwide President of The Johnson & Johnson-Merck Joint Venture and as a member of Johnson & Johnson’s Group Operating Committees for Consumer Healthcare and Nutritionals, Biopharmaceuticals, and Medical Devices and Diagnostics. He is also a director of several consumer, biotech and medical device companies, including NovoCure Ltd. and Zeo, Inc., and was formerly a director of Uluru Inc., a public specialty pharmaceutical company, from August 2007 to December 2009. Mr. Vernon also serves as a director of the Philadelphia Youth Organization, a non-profit foundation. Mr. Vernon received a B.A. from Lawrence University and an M.B.A. from the Northwestern University Kellogg Graduate School of Management. We recruited Mr. Vernon to the Board based on his substantial executive management, commercialization, business development and financial experience at a large, multinational pharmaceutical company.

There are no family relationships between any of our directors or executive officers.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and certain other information concerning our executive officers as of April 30, 2012 are set forth below:

NAME	AGE	POSITIONS HELD WITH MEDIVATION
David T. Hung, M.D.	54	President, Chief Executive Officer, Director
C. Patrick Machado	48	Chief Business Officer and Chief Financial Officer
Lynn Seely, M.D.	53	Chief Medical Officer
Cheryl Cohen	46	Chief Commercial Officer

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

Cheryl Cohen. Ms. Cohen was appointed Chief Commercial Officer in September 2011. From September 2008 to September 2011, Ms. Cohen was president of CLC Consulting, a pharmaceutical and biotechnology consulting firm specializing in new product start-up and commercialization, where she was responsible for building strategic and tactical plans to ensure successful launches. From November 2001 to September 2008 she served as the vice president, strategic commercial group, of Health Care Systems, Inc., a Johnson & Johnson company accountable for managed markets, contracting and supply chain, where she was directly responsible for access of Johnson & Johnson products within one of the largest health plans in the country. From 1998 to 2007, she worked at Centocor, Inc., a Johnson & Johnson company, in a variety of senior sales roles including vice president, rheumatology franchise, with direct responsibility for the $1+ billion per year Remicade® U.S. rheumatoid arthritis business and its 170-person sales and marketing team. Ms. Cohen began her career at Solvay Pharmaceuticals in a variety of sales positions. She received her B.A. from Saint Joseph College.

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

To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

CERTAIN CORPORATE GOVERNANCE MATTERS

CODE OF ETHICS

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The code of business conduct and ethics is available on our website at www.medivation.com; however, information found on our website is not incorporated by reference herein. If we make any substantive amendments to our code of business conduct and ethics or grant to any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our code of business conduct and ethics, we will disclose the nature of the waiver or amendment on our website or in a Current Report on Form 8-K.

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

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Our compensation discussion and analysis discusses the total compensation for our Chief Executive Officer, our Chief Business and Financial Officer, and our other executive officers. Our compensation discussion and analysis describes our overall executive compensation philosophy, objectives and practices, as well as the Compensation Committee’s decisions and determinations regarding executive compensation for 2011 and 2012.

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

The highlights of our company performance for 2011 include:

•

As of December 31, 2011, our one-year and three-year total shareholder returns, or TSR, were approximately 204% and 216%, respectively, compared to an industry median TSR of (6.98)% and 10.32% for the same periods (as published by Institutional Shareholder Services).

•

We reported positive results from a planned interim analysis of our Phase 3 AFFIRM trial, which evaluated the effect of enzalutamide on overall survival in men with prostate cancer who have previously been treated with chemotherapy.

•

Based on the positive interim analysis results from the AFFIRM trial, we elected to exercise our right under our Collaboration Agreement with Astellas Pharma Inc. to co-promote enzalutamide in the U.S. market. Should enzalutamide receive marketing approval, we will provide 50% of the sales and medical affairs field forces supporting enzalutamide in the U.S. market.

•

We received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for enzalutamide for post-chemotherapy prostate cancer patients, which enables us to request that the FDA grant us priority review for our anticipated new drug application, or NDA.

•	We continued patient enrollment in our ongoing Phase 3 PREVAIL and Phase 2 TERRAIN trials of enzalutamide and completed enrollment in an open-label Phase 2 trial of enzalutamide.

The highlights of our executive compensation program for 2011 include:

•

Our Chief Executive Officer, Dr. Hung, beneficially owns 5.06% of our common stock, based on shares outstanding on March 1, 2012, which significantly aligns his interests with those of our stockholders.

•

We benchmark the compensation of our executive officers against similarly positioned executives based on the data from our peer group, which peer group is periodically reviewed and updated by our Compensation Committee.

•

For 2011, approximately 88% of Dr. Hung’s target total direct compensation (i.e., 2011 base salary + target bonus opportunity for 2011 + 2011 performance share award + 2011 stock appreciation rights) was performance-based (that is, dependent upon the achievement of pre-established corporate performance objectives or an increase in our stock price over the vesting period of stock appreciation rights); an average of approximately 82% of Mr. Machado’s and Dr. Seely’s target total direct compensation for 2011 was performance-based.

•

Reflecting our pay-for-performance philosophy, in 2011 the value of the target annual equity incentive award for our executive officers was delivered in the form of stock appreciation rights and performance share awards. Consequently, the entire “earned value” of each executive officer’s annual equity incentive award for 2011 is contingent on stock price appreciation and the achievement of pre-established corporate performance objectives. In addition, the stock appreciation rights are subject to a service-based vesting requirement.

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

•

We provide very few executive fringe benefits. We do not offer access to car allowances, personal security, financial planning advice, tax preparation services or club memberships, and perquisites and benefits offered to our executive officers do not generally differ from those which are provided on a broad basis to our employees.

We conducted our first advisory vote on executive compensation, commonly referred to as a “say-on-pay” vote, last year at our 2011 Annual Meeting of Stockholders, and the Board has resolved that we will hold advisory votes on executive compensation annually going forward. While our executive compensation programs are designed to promote a long-term connection between pay and performance, the Board recognizes that executive compensation disclosures are made annually, and holding an annual advisory vote on executive compensation provides us with more direct and immediate feedback on our compensation disclosures. The Board and the Compensation Committee value the opinions of the stockholders in this matter and, to the extent there is any significant vote in favor of one frequency over the other options, even if less than a majority, the Board and Compensation Committee will consider the stockholders’ concerns and evaluate any appropriate steps to address stockholder concerns.

At our 2011 Annual Meeting of Stockholders, approximately 79% of the votes affirmatively cast were voted in favor of the “say-on-pay” proposal approving the compensation of our named executive officers. Although certain elements of our executive officers’ compensation for 2011, including base salary and performance goals under our annual incentive bonus program, were already set prior to the stockholder advisory vote, the Compensation Committee considered the results of the stockholder advisory vote in making final compensation decisions related to the amount and form of equity compensation awarded to the executive officers in 2011 and base salaries and bonus targets for the executive officers in 2012.

Compensation Philosophy and Objectives; Elements of Compensation

The goals of our executive compensation program are to align our executive officers’ compensation with our business objectives and the interests of our stockholders, to incentivize and reward our executive officers for our success, and to reflect the teamwork philosophy of our executive management team. Specifically, we have created an executive compensation program that combines short- and long-term components, cash and equity, and fixed and contingent payments, in the proportions that we believe are the most appropriate to incentivize and reward our executive officers for achieving our objectives. Our executive compensation program is also intended to make us competitive in the San Francisco Bay and Chicago areas, and in the pharmaceutical and biotechnology industries, where there is significant competition for talented employees, and to be fair relative to other professionals within our organization. We believe that we must provide competitive compensation packages to attract and retain executive officers and to help our executive management function as a stable team, enhancing stockholder value over the longer term.

As discussed in further detail below, our executive compensation program consists of the following three principal components:

•

Base Salary. We provide base salary as a fixed source of compensation for our executives for the services they provide to us during the year. The base salary rate for our executive officers is set each year, effective January 1 of the following year.

•

Bonus. We maintain an annual bonus plan under which bonuses may be paid to our executive officers at the end of each year to align executive performance with the near-term financial interests of our stockholders. Bonuses are awarded at the discretion of our Compensation Committee, based primarily on our performance in meeting our corporate objectives for that year.

•	Annual Equity Awards. Our executive officers receive annual equity awards as long-term incentives to ensure that a significant portion of their total compensation is linked to our long-term success.

We set our compensation largely by benchmarking to the compensation paid by peer companies. For our executive officers, the group of peer companies used in executive officer compensation determinations made prior to the fourth quarter of 2011 consisted of publicly traded life sciences companies at development stages similar to our development stage and similar to Medivation in terms of market capitalization and competition for talent. The peer group companies used in the determination of our executive officer compensation is reviewed annually by our Compensation Committee, with guidance from our compensation consultant, and revised as necessary to ensure that the group continues to properly reflect the market in which we compete for talented executives. In this regard, in the fourth quarter of 2011, the Compensation Committee revised the criteria for selecting peer group companies by including publicly traded life sciences companies with focuses on oncology and neurology with revenues of $14 million to $680 million and a  1/2 to 3x range around Medivation’s market capitalization as of November 29, 2011. As of the date of this filing, Medivation’s market capitalization has approximately doubled since that date. For employees other than executive officers, peer group data is obtained from publicly available databases, primarily those provided by the Radford Surveys + Consulting and Equilar.

For compensation determinations made prior to the fourth quarter of 2011, our Compensation Committee targeted total direct compensation (i.e., base salary + target bonus opportunity + annual equity award) for our employees, including our executive officers, at levels that approximate the 75th percentile of the applicable peer group. For compensation determinations made in the fourth quarter of 2011, our Compensation Committee determined that it is appropriate to target total direct compensation of our executive officers within the top tercile of the applicable peer group and provide the opportunity to achieve total compensation, when targeted levels of performance are achieved or exceeded, at or above the 75th percentile of our peer group. The Compensation Committee determined that these targets are appropriate for the following reasons: (1) the nature of our business requires a highly skilled employee group with educational backgrounds and experience that are in short supply; (2) we are competing for this limited pool of highly skilled employees with many other pharmaceutical and biotechnology companies, many of which are much larger and more established than we are; (3) given our business model of identifying early stage technologies and developing them quickly and cost-effectively, we expect our employees to perform at very high levels and in a very lean and efficient manner; and (4) with respect to the compensation decisions for our executive officers in the fourth quarter of 2011, to provide the Compensation Committee with greater flexibility in making annual compensation decisions, including allocating compensation among the various components, based on Medivation’s business performance and long-term value creation opportunities. To achieve our desired positioning, the Compensation Committee targets total cash compensation (base salary + target bonus opportunity) to the 75th percentile. Equity awards, which are made in the fourth quarter of each year, are then granted at a level that, when combined with target total cash compensation for the upcoming year, targets the applicable percentile of our peer group, as described above.

Process for Setting Executive Officer Compensation

The Compensation Committee reviews and oversees our compensation policies, plans and programs and reviews and determines the compensation to be paid to our executive officers and other senior management. In making its executive compensation determinations, the Compensation Committee considers recommendations from our Chief Executive Officer. While our Chief Executive Officer discusses his recommendations with the Compensation Committee, he does not participate in determining his own compensation. In making his recommendations, our Chief Executive Officer receives input from our human resources department and has access to various third-party compensation surveys and compensation data. This information is also available to our Compensation Committee. Our other executive officers also participate in Compensation Committee meetings, but not in the portions of any meetings during which decisions are made regarding executive officer compensation. As described below, for purposes of determining 2010 equity awards and setting 2011 base salaries and bonus opportunity (which were set in the fourth quarter of 2010), our Compensation Committee received competitive compensation data from Lapis Group, Inc., or Lapis Group, a compensation consulting firm engaged by Medivation. Lapis Group also provided competitive compensation data and input to the Compensation Committee for purposes of determining 2011 equity awards and setting 2012 base salaries and bonus opportunity (which were set in the fourth quarter of 2011). Lapis Group met with our executive officers for purposes of gathering information on compensation proposals that management intended to recommend to the Compensation Committee, but developed its recommendations regarding specific compensation levels independently of our executive officers and provided its recommendations directly to the Compensation Committee. The Chief Executive Officer was not present during Lapis Group’s presentation to the Compensation Committee regarding his compensation, and none of the other executive officers were present during Lapis Group’s presentation to the Compensation Committee regarding the compensation of any executive officer.

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

Our Compensation Committee operates pursuant to a charter that further outlines the specific authority and responsibilities of our Compensation Committee. The charter is periodically reviewed and revised by our Compensation Committee and our Board and is available on our website at www.medivation.com.

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
Idenix Pharmaceuticals

For executive officer compensation decisions made in the fourth quarter of 2011 (changes in base salaries for 2012, bonus opportunity for 2012, and equity awards for 2011), the Compensation Committee reviewed peer group companies based on the criteria noted above and Medivation’s then-current circumstances, and determined that the following peer group of companies would be used for benchmarking purposes:

Acorda Therapeutics	Halozyme Therapeutics	Nektar Therapeutics
Amylin Pharmaceuticals	Human Genome Sciences	Onyx Pharmaceuticals
ARIAD Pharmaceuticals	Incyte Corporation	Questcor Pharmaceuticals
Biomarin Pharmaceutical	Intermune	Regeneron Pharmaceuticals
Cubist Pharmaceuticals	Jazz Pharmaceuticals	Salix Pharmaceuticals
Dendreon	Medicines	Seattle Genetics
Exelixis	Myriad Genetics	United Therapeutics

Lapis Group gathers data on the compensation practices of the companies in our peer group through searches of publicly available information, including SEC filings. Peer group data was gathered with respect to base salary, bonus targets and equity awards.

Executive Compensation Program

Medivation’s executive compensation program generally consists of three principal components: base salary, annual bonuses (if approved by our Compensation Committee) and long-term equity compensation. Medivation also offers to its executive officers certain cash severance and change of control benefits, which were negotiated with Drs. Hung and Seely and Messrs. Machado and Palekar in 2009 and with Ms. Cohen in connection with her hiring in 2011. Finally, Medivation offers to its executive officers participation (with all other eligible employees) in our 401(k) plan and other benefits generally available to all employees. Each component of compensation is evaluated based on the factors discussed below.

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

Annual Incentive Bonus Program

Our annual incentive bonus program is an “at-risk,” contingent compensation arrangement designed to reward our executive officers (as well as all our employees) for the achievement of key operational goals that we believe will provide the foundation for creating longer-term stockholder value. Each year, generally in the fourth quarter, our Compensation Committee approves target bonus levels for the upcoming year, expressed as a percentage of base salary, for each of our employees, including our executive officers. Target bonus levels for our executive officers are determined with reference to the peer group companies, and those for our other employees are determined with reference to publicly available databases, with the objective of targeting total cash compensation (base salary + target bonus opportunity) at the 75th percentile of the applicable peer group for our non-executive employees and executive officers. Bonus payments are not guaranteed, but are payable only in the discretion of our Compensation Committee.

Our Compensation Committee also approves annually, generally at the time it approves the related target bonus levels, corporate performance objectives for the ensuing year. Corporate objectives approved by our Compensation Committee have generally focused on the achievement of specified pre-clinical and clinical development objectives, regulatory goals, business development and financing objectives, and satisfactory audit results. The historical practice of our Compensation Committee has been to set aggressive corporate objectives beyond those that could reasonably be expected to be obtained given the high level of risk inherent in the drug development industry.

Our Compensation Committee determines annually, generally in the fourth quarter of each year, whether to pay bonuses for that year. If it determines that payment of bonuses is appropriate based on performance in meeting our corporate objectives for that year, the Compensation Committee also determines, in its discretion, the specific bonuses payable to our executive officers, and the bonus pool available for payment to our other employees. In setting the bonus payment and bonus pool levels, the primary criterion is the extent to which the pre-defined corporate objectives for that year have been achieved. The actual bonus payable in any given year, if any, may be more or less than the target, depending primarily on the achievement of our corporate objectives. In setting bonus payments for executive officers, the Compensation Committee may also consider as a secondary factor its general, subjective assessment of the executive officer’s performance during the year and the executive officer’s contributions to the achievement of our corporate objectives for the year. In this regard, although our non-executive employees are assigned pre-defined individual performance objectives, our executive officers are not, reflecting the Compensation Committee’s determination that each of our executive officers is responsible for achieving all of our corporate objectives for the year. Non-executive employees, on the other hand, generally have relatively less ability to impact achievement of our corporate objectives. In considering bonuses for executive officers other than the Chief Executive Officer, the Compensation Committee may also consider the input of the Chief Executive Officer on the performance of the applicable executive officer.

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

Our Compensation Committee approves (or recommends to the Board for approval) all equity grants to our named executive officers at the date of the last Compensation Committee and Board meeting of each year. Our Compensation Committee and our Board selected the date of the last Compensation Committee and Board meeting of each year as the date to approve the year’s annual equity grants because it coincides with our Compensation Committee’s and Board’s review of performance during the year and the approval of other named executive officer compensation decisions (e.g. base salary increases and target bonus opportunity for the upcoming year, and bonus payments for that year). Further, our Compensation Committee and our Board believe that the timing of these meetings provide adequate time for our Compensation Committee and Board to ask questions of the Chief Executive Officer regarding his recommendations for the other executive officers and to carefully deliberate the Chief Executive Officer’s compensation arrangements.

The Compensation Committee has historically approved (or recommended to the Board for approval) grants of equity compensation such that, when target long-term incentive compensation is added to target total cash compensation for the upcoming year, the target total direct compensation was at or around the 75th percentile of our peer group companies. However, beginning in the fourth quarter of 2011, the Compensation Committee began targeting total direct compensation at the top tercile of our peer group companies and providing the opportunity to achieve total compensation at or above the 75th percentile of our peer group companies based on achievement of performance objectives tied to the annual equity awards. Specifically, the Compensation Committee provided this opportunity to achieve total compensation levels at or above the 75th percentile of our peer group through its grant of performance share awards as part of the executive officers’ equity compensation in 2011, as discussed in greater detail below. Equity grants to our named executive officers also reflect the Compensation Committee’s view that the level of equity awards should generally be consistent among our executive officer group, while at the same time recognizing the importance of our Chief Executive Officer’s role as compared to our other executive officers.

We have historically granted only stock options to our named executive officers. However, we varied this practice in 2010 and 2011 by granting to our executive officers a combination of stock options and restricted stock units, or RSUs, in 2010 and a combination of stock appreciation rights, or SARs, and performance share awards in 2011.

In 2011, as a result of the limited size of our remaining employee equity award pool and in an effort to place greater emphasis on performance-based compensation, the Compensation Committee elected to grant our executive officers SARs, which are structured as the economic equivalent of stock options while conserving shares, and performance share awards, which are eligible to be earned only upon achievement of designated performance objectives that are expected to increase stockholder value.

The SARs, when vested, may be exercised, in whole or part, for an amount determined by multiplying (i) the difference obtained by subtracting the exercise price per share of the SARs from the fair market value per share of our common stock on the date of exercise by (ii) the number of shares with respect to which the SARs were exercised. We granted the SARs with an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant. Until such time as our stockholders approve an increase to the number of shares of common stock available for issuance pursuant to our Amended and Restated 2004 Equity Incentive Award Plan, or the 2004 Plan, the SARs may be settled only in cash; following such approval, if it occurs, the SARs may be settled only in common stock. The SARs we granted to the executive officers have the same vesting schedule as the stock options we grant. As with the stock option vesting schedule, we believe this vesting schedule is appropriate and encourages retention of our executive officers as individuals must remain employed for one year before they can potentially realize any value and remain with us a total of four years to realize the maximum value of any individual grant.

The shares subject to the performance share awards will be earned, if at all, upon determination by the Compensation Committee of actual achievement of the performance objectives, subject to the change of control provisions of the 2004 Plan. Each recipient of the performance share awards must remain an employee of Medivation through the date the Compensation Committee determines actual performance has been achieved in order to earn the performance shares under the award. The Compensation Committee granted the performance share awards in two tranches, each with base case and upside numbers of shares eligible to be earned based on the level of achievement of the performance objectives set by the Compensation Committee. The performance objectives approved by the Compensation Committee relate to commercial product sales and timelines for each of our product candidates, enzalutamide and dimebon. Specifically, the number of shares eligible to be earned under the first tranche at the upside case level is based on the first commercial sale of enzalutamide occurring by a specified date, and the number of shares eligible to be earned at the base case level is based on the first commercial sale of enzalutamide occurring after such specified date. Similarly, the number of shares eligible to be earned under the second tranche at the upside case level is based on the first commercial sale of dimebon occurring by a specified date, and the number of shares eligible to be earned at the base case level is based on the first commercial sale of dimebon occurring after such specified date. Given our decision to discontinue development of dimebon in the first quarter of 2012, the second tranche of performance shares will not be earned.

Severance and Change of Control Benefits

We entered into change of control or severance benefits agreements with Drs. Hung and Seely and Messrs. Machado and Palekar in 2009, and Ms. Cohen in 2011, providing for certain cash severance and change of control benefits, the terms of which are described in more detail under the heading “Executive Compensation—Potential Payments Upon Termination or Change of Control.” The Compensation Committee believes that these severance and change of control benefits agreements are an important element of our executive compensation and retention program. With respect to change of control benefits under these agreements, we provide cash severance compensation if an executive officer is terminated in connection with a change of control transaction to further promote the ability of our executive officers to act in the best interests of our stockholders, despite the possibility of their termination as a result of the transaction.

In the case of our current Chief Commercial Officer, Ms. Cohen, we agreed to provide Ms. Cohen certain severance payments in the event she was terminated in connection with a negative readout of our AFFIRM trial. This provision resulted from negotiations with Ms. Cohen leading to her joining Medivation in September 2011. The terms of these additional severance benefits are described in more detail under the heading “Executive Compensation—Potential Payments Upon Termination or Change of Control.” However, we subsequently announced positive results from the AFFIRM trial and, accordingly, Ms. Cohen will not be entitled to such severance payments under this provision in the event of her termination.

In the case of our former Chief Commercial Officer, Mr. Palekar, we agreed to provide cash severance benefits in the event that he was terminated separate from a change of control. This provision resulted from negotiations with Mr. Palekar leading to his joining Medivation in January 2008. In connection with Mr. Palekar’s departure from Medivation in September 2011, we entered into a separation agreement with Mr. Palekar, which provided him with the benefits to which he was entitled under his existing severance benefits and change of control agreement, and an extension of the period of time in which he could exercise his stock options that had vested as of his termination date. The terms of Mr. Palekar’s severance benefits agreement and separation agreement are described in more detail under the heading “Executive Compensation—Potential Payments Upon Termination or Change of Control.”

Under our 2004 Plan, in the event of a change of control, the vesting of all equity awards accelerates and all such awards become fully exercisable and/or payable as applicable, and all forfeiture restrictions on such equity awards lapse, immediately prior to the change of control. The acceleration of equity vesting on a change of control is designed to ensure that ongoing employees receive the benefit of the transaction by having the opportunity to realize value from their equity awards at the time of the transaction constituting the change of control. This “single-trigger” vesting acceleration approach recognizes that a change of control often causes significant disruption or change in employment relationships and thus treats all Medivation employees the same regardless of their employment status after the transaction. The Compensation Committee believes that, given the risks associated with the biopharmaceutical industry and the increasing frequency of acquisitions in the industry, severance and change of control protection is necessary to attract and retain qualified executives.

Benefits and Perquisites

We offer health care coverage and life insurance to our employees, including our executive officers. Until January 1, 2012, depending upon the level of health care coverage that employees elected, they could receive cash payments on a monthly basis equal to the difference between the maximum family coverage and the coverage that they elected to have. For 2011, Drs. Hung and Seely each elected to have no coverage under our health care coverage and instead each received cash payments from Medivation in the aggregate amount of $14,520. Ms. Cohen and Messrs. Machado and Palekar did not receive health care cash payments from Medivation in 2011.

We maintain a tax-qualified 401(k) Plan, which provides for broad-based employee participation. Under the 401(k) Plan, all employees are eligible to contribute up to the maximum amount allowed by applicable Internal Revenue Service restrictions. Beginning in fiscal year 2009, we provided a discretionary company match for all employee contributions, including those of our executive officers, on a dollar-for-dollar basis for the first 3% of wages or bonuses contributed by the employee in any calendar year and $0.50 per dollar contributed on the next 2% of wages or bonuses contributed by the employee in such calendar year. Medivation does not provide defined benefit pension plans or defined contribution retirement plans to its executives or other employees other than the 401(k) Plan. For 2011, we provided a discretionary company match of $9,800 for each of Drs. Hung and Seely and Messrs. Machado and Palekar, and $9,737 for Ms. Cohen.

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

From time to time, we may offer certain perquisites and benefits to our executive officers not offered to the general employee population, such as the relocation, temporary housing and related tax reimbursement and gross-up benefits that we provided to our former Chief Commercial Officer, Mr. Palekar, as described under “2011 Compensation for the Named Executive Officers—Compensation Arrangements for Rohan Palekar” below. The Compensation Committee believes that the provision of these benefits to Mr. Palekar was necessary and reasonable for securing the employment of a highly-qualified executive officer of Mr. Palekar’s caliber.

Tax and Accounting Considerations

Section 162(m) of the Code generally provides that a publicly held company may not deduct compensation paid to certain of its top executive officers to the extent that such compensation exceeds $1 million per officer in a calendar year. Compensation that is “performance-based compensation” within the meaning of the Code does not count toward the $1 million deduction limit. We are mindful of the benefit to Medivation and our stockholders of the full deductibility of compensation and have taken steps so that awards may be granted under our equity compensation program in a manner that complies with the Section 162(m) requirements. Our Compensation Committee nevertheless retains the discretion to provide compensation that potentially may not be fully deductible to reward performance and/or enhance retention.

In accordance with U.S. generally accepted accounting principles, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the awards, and is recognized as an expense over the requisite employee service period (which is generally the vesting period of the award). Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

2011 Compensation for the Named Executive Officers

Base Salaries and Target Bonus Opportunities

The Compensation Committee determined 2011 base salaries and target bonus opportunities for the named executive officers other than Ms. Cohen in the fourth quarter of 2010. In setting base salaries and target bonus opportunities, the Compensation Committee relied primarily on data from the peer group companies listed above and input from Lapis Group, but also considered the recommendations of our Chief Executive Officer with respect to the named executive officers other than himself.

Based on its review, the Compensation Committee found the executive officers’ target cash compensation to approximate the 75th percentile of our peer group. Given the Compensation Committee’s practice of targeting cash compensation to the 75th percentile of the peer group of companies approved by the Compensation Committee for that performance cycle, the Compensation Committee determined to approve only a modest increase in base salaries of 5% to maintain market competitiveness. Mr. Palekar’s salary increase was adjusted from the 5% level as a result of the Compensation Committee’s subjective assessment of Mr. Palekar’s performance in 2010 unrelated to the achievement of 2010 corporate performance objectives. The adjustment to Mr. Palekar’s salary increase level from the 5% level was not formulaic and was not the result of an effort to quantify his performance level in 2010; rather, the adjustments simply reflected the Compensation Committee’s general, subjective assessment of his individual performance and contribution levels in 2010. The following table shows base salaries for 2010 and 2011 for the named executive officers other than Ms. Cohen, and the percentage increases in base salaries from 2010 to 2011:

Name	2010 Base Salary Rate ($)	2011 Base Salary Rate ($)	Percentage Increase from Prior Year (%)
Dr. Hung	$655,500	$688,275	5.0%
Mr. Machado	413,000	433,650	5.0
Dr. Seely	425,000	446,250	5.0
Mr. Palekar(1)	402,500	418,600	4.0

(1)	In 2010 and 2011, Mr. Palekar received an additional annual cost of living allowance of $14,489 and $476, respectively, which cost of living allowance arrangement is described below under “—Compensation Arrangements for Rohan Palekar.” Mr. Palekar left Medivation in September 2011.

Based on its review of target bonus opportunities and the benchmarking process described above, the Compensation Committee determined that increases in the target bonus percentages from 2010 were not warranted and that the modest increases in the executive officers’ base salaries described above was sufficient to maintain total cash compensation market competitiveness. The Compensation Committee also considered its decision not to award cash bonuses to the executive officers for 2010 performance, but it did not take any action to offset this reduction in executive officer 2010 actual compensation for purposes of determining 2011 total cash compensation. Accordingly, the target bonus opportunities for 2011, expressed as a percentage of base salary, were 65% for our Chief Executive Officer and 50% for each of our other executive officers, resulting in target total cash compensation for our executive officers for 2011 as follows:

Name	2011 Base Salary Rate ($)	2011 Target Bonus ($)	Target Total Cash Compensation ($)
Dr. Hung	$688,275	$447,379	$1,135,654
Mr. Machado	433,650	216,825	650,475
Dr. Seely	446,250	223,125	669,375
Mr. Palekar	418,600	209,300	627,900

Bonus Awards

The Compensation Committee made its 2011 bonus award decisions in the fourth quarter of 2011. In making bonus award decisions for any given year, the Compensation Committee considers primarily the extent to which the pre-defined corporate performance objectives for that year have been achieved. In setting the corporate objectives, the Compensation Committee determined to set pre-established weightings for each corporate objective, which the Compensation Committee had not historically done, in order to add greater objectivity to the process of determining bonus awards. Thus, in making its bonus award determinations, the Compensation Committee considers the extent to which the corporate objectives were achieved, and the weightings assigned to the objectives that were achieved as compared to the weightings of any objectives that were not achieved. However, the Compensation Committee is not bound by the pre-established target weightings and, as a result, the percentage of the target bonus paid in any given year may be either greater or less than the percentage of the total corporate objectives for that year that were actually achieved, particularly since the Compensation Committee may also consider as a secondary factor its general, subjective assessment of the executive officer’s performance during the year and the executive officer’s contributions to the achievement of the corporate objectives for the year. For 2011, the corporate performance objectives and their respective weightings set by the Compensation Committee were to:

•	Obtain positive top line results from our AFFIRM trial (50%).

•	Initiate enzalutamide stability studies in the second quarter of 2011 to support a potential NDA filing in the second quarter of 2012 (10%).

•	Enroll 725 patients in our Phase 3 PREVAIL trial of enzalutamide (20%).

•	Achieve certain pre-clinical and development objectives (20%).

The Compensation Committee also approved additional corporate performance objectives the non-achievement of which would not negatively impact its determination of bonus awards, or the Upside-only Objectives, which were obtaining positive top line results from our Phase 3 HORIZON trial of dimebon in Huntington disease and the issuance of a dimebon use patent for Huntington disease in the United States or Europe. The Upside-only Objectives were not assigned pre-established weightings.

We met all of our corporate performance objectives in 2011 other than the Upside-only Objectives, and, in the case of the AFFIRM results metric, substantially exceeded expectations. The Compensation Committee considered the achievement of the corporate objectives to be extraordinary. In particular, the Compensation Committee considered the positive results of the AFFIRM trial to be outstanding. Based on these achievements, the Compensation Committee approved 2011 bonuses at approximately 200% of the target bonus amounts for the executive officers.

In determining the specific bonus award amounts for the executive officers, the Compensation Committee awarded bonuses primarily on its determination with respect to the achievement of our corporate objectives in 2011. Accordingly, Drs. Hung and Seely, Mr. Machado and Ms. Cohen received bonus awards of 200% of their respective bonus target levels. Mr. Palekar was not employed by Medivation as of the date of the Compensation Committee’s determination of payouts under our annual bonus plan for 2011 and as a result did not receive a 2011 bonus award. The annual bonus awards for 2011 for our executive officers were as follows:

Name	Value of Bonus Award ($)	Bonus Award as Percentage of Target
Dr. Hung	$894,758	200%
Mr. Machado	433,650	200
Dr. Seely	446,250	200
Ms. Cohen	136,233	200

Equity Awards

In December 2011, we granted SARs and performance share awards to our named executive officers under our 2004 Plan. The Compensation Committee’s determination to grant equity awards to our executive officers maintained its philosophy of aligning executive officer interests with those of our stockholders to achieve and sustain long-term stock price growth. We believe that one of the most effective ways to accomplish this objective is to provide executive officers with a substantial economic interest in the long-term appreciation of our common stock through the grant of equity awards. In addition, the performance share awards deliver future value to the executive officers only if pre-established corporate performance objectives are met.

As described above, equity compensation has historically represented the largest “at-risk” component of our executive compensation program and our equity awards in 2011 reflected this philosophy. In determining the aggregate value of the SARs and performance share awards granted to our named executive officers in 2011, the Compensation Committee relied first on peer group compensation data to target equity awards at a level that, when combined with target total cash compensation for 2012, would be within the top tercile of total direct compensation for our peer group if performance goals are not achieved and at or above the 75th percentile of our peer group if performance goals are achieved or exceeded. Target total cash compensation for 2012 was also set at the Compensation Committee’s December 2011 meeting and is described below under “—2012 Compensation for the Named Executive Officers.”

Following the Compensation Committee’s benchmarking determinations, the Compensation Committee then determined the mix of equity awards between SARs and performance share awards by choosing to deliver the value of the equity awards 50% in SARs and 50% in performance share awards for Dr. Hung, and 60% in SARs and 40% in performance share awards for the executive officers other than Dr. Hung. The Compensation Committee’s determination with respect to the number of shares subject to SARs and performance share awards granted to our named executive officers in 2011 is set forth below, which determination also reflects the Compensation Committee’s view that the level of equity awards should be generally consistent among our named executive officers other than our Chief Executive Officer given the importance of his role as compared to our other executive officers and the higher values of equity awards for chief executive officers at peer group companies relative to other executive officers:

			2011 Performance Share Awards
Name	Shares Subject to 2011 SARs (#)		Dimebon Tranche – Base Case Shares (#)	Dimebon Tranche – Upside Case Shares (#)	Enzalutamide Tranche – Base Case Shares (#)	Enzalutamide Tranche – Upside Case Shares (#)
Dr. Hung	133,600		5,217	10,433	10,434	20,867
Mr. Machado	55,700		1,734	3,467	3,467	6,933
Dr. Seely	55,700		1,734	3,467	3,467	6,933
Ms. Cohen	17,800	(1)	1,734	3,467	3,467	6,933

(1)	Ms. Cohen’s SAR grant was pro rated to reflect that she joined Medivation late in 2011.

Each of the SARs granted to our named executive officers in 2011 vests as to one-fourth of the shares subject to the SAR on the first anniversary of the date of grant, and the remaining three-fourths of the shares vest monthly over three years thereafter. The exercise price of the SARs is equal to the fair market value of our common stock as determined in accordance with the 2004 Plan on the date of grant. The shares subject to the performance share awards are eligible to be earned based on the level of achievement of the related corporate performance objectives set by the Compensation Committee.

The Compensation Committee believes that the above equity awards, taken together with the executive officers’ prior equity positions, are consistent with providing each executive officer with an ongoing equity position in our company that is competitive with similarly situated executive officers at companies included in our peer group and that fosters an ownership culture focused on our long-term performance.

Compensation Arrangements for Cheryl Cohen

Ms. Cohen joined Medivation as Chief Commercial Officer in September 2011. Ms. Cohen’s compensation package as set forth in her Offer Letter, dated August 31, 2011, or the Offer Letter, which was negotiated as part of her employment offer, was based on a combination of our targeting her compensation to the 75th percentile of similarly positioned executives at the peer group of companies approved by the Compensation Committee for that performance cycle, her prior compensation history and negotiations with Ms. Cohen leading to her joining Medivation. The package was intended to be consistent with our overall compensation philosophy, in particular, maintaining a larger component of overall compensation for Medivation’s highest level executive officers “at risk.” In addition, the Compensation Committee determined that Ms. Cohen’s compensation should be consistent with the other named executive officers (other than our Chief Executive Officer). As part of her initial compensation arrangements, the Compensation Committee approved, among other things, a base salary of $425,000, a bonus target level of 50% and an initial stock option to purchase 200,000 shares of our common stock exercisable at an exercise price of $19.21 per share, which was equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant. The continued vesting of the stock option is subject to Ms. Cohen’s continuous employment with Medivation. The initial stock option vests as to one-fourth of the shares subject to the option on the first anniversary of the date of grant, and the remaining three-fourths of the shares vest monthly over three years thereafter in accordance with our standard employee vesting schedule. The Offer Letter also provides for severance benefits more expansive than for our other named executive officers, as described under “—Potential Payments Upon Termination or Change of Control—Termination and Change of Control Agreements and 2004 Plan Benefits—Offer Letter with Ms. Cohen” below.

Compensation Arrangements for Rohan Palekar

Mr. Palekar served as our Chief Commercial Officer from January 2008 to September 2011, when we entered into a separation agreement with him. Pursuant to the separation agreement, dated September 21, 2011, or the Separation Agreement, and in accordance with the terms of an existing change of control severance benefit agreement, Mr. Palekar received a lump sum severance of $627,900, representing 18 months of his base salary, and continued health insurance coverage for up to 18 months. We also agreed that the period during which Mr. Palekar could exercise his vested stock options would end on the earlier of June 30, 2012 or 30 days after our first public disclosure of top-line efficacy results from our AFFIRM trial. Mr. Palekar’s existing severance agreement with us, which was more expansive than for our other named executive officers, is described under “—Potential Payments Upon Termination or Change of Control—Termination and Change of Control Agreements and 2004 Plan Benefits—Separation Agreement with Rohan Palekar” below.

2012 Compensation for the Named Executive Officers

Base Salary and Annual Incentive Bonus Program

In the fourth quarter of 2011, our Compensation Committee reviewed and updated the peer group of companies to be used for our compensation benchmarking purposes, pursuant to the methodology described above. It then evaluated, with input from the Lapis Group, the 2011 base salaries and target bonus opportunities of our executive officers. The specific combination of base salary and target bonus opportunity for each executive officer was chosen primarily to target that officer’s total cash compensation to be at the 75th percentile of our peer group. Based on this benchmarking process, the Committee deemed it appropriate to increase our named executive officers’ base salaries, other than for Ms. Cohen, and target bonus opportunities for 2012. However, because the Compensation Committee continues to believe that a larger component of overall compensation for our executive officers should be “at risk,” the Compensation Committee increased 2012 base salaries less than target bonus levels for 2012. The Compensation Committee did not increase Ms. Cohen’s base salary for 2012 because, as a result of her recent hire, it determined her current base salary to be at the appropriate level. The Compensation Committee set 2012 base salaries and target bonus opportunities for our named executive officers to the levels described below.

2012 bonuses, if any, will be determined by our Compensation Committee in the fourth quarter of 2012. Our 2012 annual performance bonus payments, if any, will be based primarily on the achievement of the corporate performance goals approved by the Compensation Committee in December 2011. As was the case with our 2011 corporate objectives, our 2012 corporate objectives relate to pre-defined key operational metrics, including clinical development, regulatory and commercial goals related to enzalutamide. As in 2011, the Compensation Committee again set pre-established weightings for each 2012 corporate objective.

2012 Executive Equity Compensation

The Compensation Committee reviews our equity compensation program, including a comparison against companies in our revised peer group and our philosophy with regard to granting equity awards in the fourth quarter of the year. Accordingly, the Compensation Committee has not determined equity awards for 2012.

2012 Executive Compensation Summary

In December 2011, the Compensation Committee and our Board approved 2012 base salaries and 2012 annual incentive target bonus percentages for the named executive officers. Salary increases were made effective as of January 1, 2012. These decisions were based on the executive compensation philosophy principles discussed earlier in this discussion, including the peer company data and the advice of Lapis Group, our compensation consultant. The following table summarizes our approved 2012 salaries and bonus targets:

Name	2012 Base Salary ($)	Increase from 2011 Base Salary (%)	2012 Bonus Target (% of 2012 Base Salary)	Increase from 2011 Bonus Target (%)
Dr. Hung	$725,000	5.3%	80%	23.1%
Mr. Machado	464,200	7.0	60.0	20.0
Dr. Seely	464,200	4.0	60.0	20.0
Ms. Cohen	425,000	0.0	60.0	20.0

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended December 31, 2011, 2010 and 2009, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Chief Financial Officer, our two other executive officers at December 31, 2011 and one former executive officer who departed from Medivation during 2011. We refer to these executive officers and former executive officer as the “named executive officers.”

SUMMARY COMPENSATION TABLE FOR FISCAL 2011

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(4)		Option Awards ($)(4)		Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)
David T. Hung, M.D.	2011	$688,275	$—	(5)	$3,983,271		$894,758	$25,838	$5,592,142
President, Chief	2010	655,500	428,662		868,271		—	25,838	1,978,271
Executive Officer,	2009	570,000	—		4,802,438		592,800	15,951	5,981,189
Director(1)

C. Patrick Machado	2011	433,650	—	(5)	1,660,690		433,650	10,790	2,538,780
Chief Business Officer	2010	413,000	214,325		434,136		—	16,405	1,077,866
and Chief Financial	2009	365,000	—		1,690,458		240,000	26,448	2,321,906
Officer

Lynn Seely, M.D.	2011	446,250	—	(5)	1,660,690		446,250	25,838	2,579,028
Chief Medical Officer	2010	425,000	214,325		434,136		—	25,838	1,099,299
	2009	365,000	—		2,407,622		300,000	22,591	3,095,213

Cheryl Cohen	2011	137,034	—	(5)	3,271,185		136,233	10,067	3,554,519
Chief Commercial Officer(2)

Rohan Palekar	2011	288,726	—		21,251	(8)	—	677,685	987,662
Former Chief Commercial	2010	402,500	214,325		434,136		—	25,279	1,076,240
Officer(3)	2009	350,000	—		1,920,975		262,500	41,767	2,575,242

(1)	Dr. Hung is not compensated for his role as a director. The amount shown reflects compensation earned as an employee only.
(2)	Ms. Cohen joined Medivation in September 2011.
(3)	Mr. Palekar left Medivation in September 2011.
(4)	Represents the aggregate grant date fair value of stock option awards, RSUs, restricted stock awards, performance share awards, assuming the probable outcome of related performance conditions at threshold levels, and SARs, as applicable, granted during the applicable fiscal year and calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718. For a discussion of the valuation of these awards, please see Note 2(n) of the Notes to Consolidated Financial Statements, “Stock-Based Compensation” in the 10-K. These amounts do not reflect the actual economic value that will be realized by our named executive officers upon the vesting of the stock awards or the sale of the common stock underlying such awards.
(5)	The shares subject to the performance share awards will be earned, if at all, upon determination by the Compensation Committee of actual achievement of the performance objectives as described under “Compensation Discussion and Analysis—Executive Compensation Program—Equity Compensation” above. As of the grant date and December 31, 2011, the achievement of the performance objectives was considered not “probable” of occurring. As a result, the grant date fair value of the performance share awards, for purposes of this table, is $0. The grant date fair value of each of the performance share awards, assuming the highest level of achievement had been met, is as follows:

	2011
Name	Dimebon Performance Share Awards ($)	Enzalutamide Performance Share Awards ($)
Dr. Hung	$509,026	$1,018,101
Mr. Machado	169,155	338,261
Dr. Seely	169,155	338,261
Ms. Cohen	169,155	338,261
Mr. Palekar	—	—

Please see “Compensation Discussion and Analysis—Executive Compensation Program—Equity Compensation” for additional information regarding the performance share awards granted in 2011. Given our decision to discontinue the development of dimebon in the first quarter of 2012, the dimebon tranche of performance shares will not be earned.

(6)	Represents amounts awarded to the named executive officers pursuant to our annual incentive bonus plans. For more information on our annual incentive bonus program, please see “Compensation Discussion and Analysis—Executive Compensation Program—Annual Incentive Bonus Program” and “Compensation Discussion and Analysis—2011 Compensation for the Named Executive Officers—Bonus Awards.”
(7)	Amounts consisted of cash payments made to the named executive officers in lieu of health care coverage paid by Medivation ($14,520 for Drs. Hung and Seely, and $0 for Messrs. Machado and Palekar and Ms. Cohen for the year ended December 31, 2011), group term life insurance premiums paid by Medivation ($1,518 for Drs. Hung and Seely, $990 for Mr. Machado, $701 for Mr. Palekar and $330 for Ms. Cohen) and employer matching contributions to our 401(k) Plan ($9,800 for each of Drs. Hung and Seely and Messrs. Machado and Palekar, and $9,737 for Ms. Cohen for the year ended December 31, 2011). With respect to Mr. Palekar, the amounts indicated for the year ended December 31, 2011 also included $666,708 for amounts paid under his Separation Agreement, dated September 21, 2011, which includes lump sum severance of $627,900 and $38,808 for continued health insurance coverage, and cost of living allowances in the amounts of $476.
(8)	Pursuant to Mr. Palekar’s Separation Agreement, his options were modified to extend the period during which he could exercise his vested stock options until the earlier of June 30, 2012 or 30 days after our first public disclosure of top-line efficacy results from our AFFIRM trial. This amount represents the fair market value of the modification of these awards in accordance with ASC 718.

GRANTS OF PLAN-BASED AWARDS

The following table shows for the fiscal year ended December 31, 2011, information regarding grants of plan-based awards to the named executive officers:

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2011

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)	Estimated Future Payouts Under Equity Incentive Plan Awards (2)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh.)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Target ($)	Threshold (#)	Maximum (#)
Dr. Hung
2011 Bonus Plan	—	$447,379	—	—	—		—	—
2004 Plan	12/9/11	—	5,217	10,433	—		—	$—	(5)
2004 Plan	12/9/11	—	10,434	20,867	—		—	—	(5)
2004 Plan	12/9/11	—	—	—	133,600	(3)	$48.79	3,983,271

Mr. Machado
2011 Bonus Plan	—	216,825	—	—	—		—	—
2004 Plan	12/9/11	—	1,734	3,467	—		—	—	(5)
2004 Plan	12/9/11	—	3,467	6,933	—		—	—	(5)
2004 Plan	12/9/11	—	—	—	55,700	(3)	48.79	1,660,690

Dr. Seely
2011 Bonus Plan	—	223,125	—	—	—		—	—
2004 Plan	12/9/11	—	1,734	3,467	—		—	—	(5)
2004 Plan	12/9/11	—	3,467	6,933	—		—	—	(5)
2004 Plan	12/9/11	—	—	—	55,700	(3)	48.79	1,660,690

Ms. Cohen
2011 Bonus Plan	—	70,833	—	—	—		—	—
2004 Plan	9/15/11	—	—	—	200,000	(6)	19.21	2,740,480
2004 Plan	12/9/11	—	1,734	3,467	—		—	—	(5)
2004 Plan	12/9/11	—	3,467	6,933	—		—	—	(5)
2004 Plan	12/9/11	—	—	—	17,800	(3)	48.79	530,705

Mr. Palekar
2004 Plan	—	209,300	—	—	—		—	—

(1)	The dollar amounts in this column represent the target amounts of each named executive officer’s annual cash bonus award for the year ended December 31, 2011 pursuant to our annual incentive bonus plan. The actual cash bonus award earned for the year ended December 31, 2011 for each named executive officer is set forth in the Summary Compensation Table above. Accordingly, the amounts set forth in this column do not represent additional compensation earned by the named executive officers for the year ended December 31, 2011. Target amounts represent 65% of 2011 base salary for Dr. Hung and 50% of 2011 base salary for each of the other named executive officers, pro rated in the case of Ms. Cohen given her employment start date in late 2011. For a description of our annual incentive bonus program, please see “Compensation Discussion and Analysis—Executive Compensation Program—Annual Incentive Bonus Program” and “Compensation Discussion and Analysis—2011 Compensation for the Named Executive Officers—Bonus Awards.”
(2)	The amounts in this column represent performance share awards under the 2004 Plan. Please see “Compensation Discussion and Analysis—Executive Compensation Program—Equity Compensation” and “Compensation Discussion and Analysis—2011 Compensation for the Named Executive Officers—Equity Awards.”
(3)	The indicated amounts represent SARs granted under the 2004 Plan. Please see “Compensation Discussion and Analysis—Executive Compensation Program—Equity Compensation” and “Compensation Discussion and Analysis—2011 Compensation for the Named Executive Officers—Equity Awards.”
(4)	Represents the grant date fair value of each stock option, performance share award and SAR granted during the year ended December 31, 2011 calculated in accordance with ASC 718. For a discussion of the valuation of these awards, please see
Note 2(n) of the Notes to Consolidated Financial Statements, “Stock-Based Compensation” in the 10-K.
(5)	The shares subject to the performance share awards will be earned, if at all, upon determination by the Compensation Committee of actual achievement of the performance objectives as described under “Compensation Discussion and Analysis—Executive Compensation Program—Equity Compensation” above. As of the grant date, the achievement of the performance objectives was considered not “probable” of occurring. As a result, the grant date fair value of the performance share awards, for purposes of this table, is $0. See footnote 5 to the Summary Compensation Table above for more information regarding the grant date fair value for these awards at the maximum payout levels. Given our decision to discontinue the development of dimebon in the first quarter of 2012, the dimebon tranche of performance shares will not be earned.
(6)	The indicated amount represents options granted under the 2004 Plan. Please see “Compensation Discussion and Analysis—2011 Compensation for the Named Executive Officers—Compensation Arrangements for Cheryl Cohen.”

COMPENSATION PLANS AND ARRANGEMENTS

Base Salaries

Base salary is the primary fixed compensation element in our executive compensation program. For more information regarding the base salaries we offer to our named executive officers, including with respect to determinations of the base salaries of our named executive officers for 2011, please see “Compensation Discussion and Analysis—Executive Compensation Program—Base Salary” and “Compensation Discussion and Analysis—2011 Compensation for the Named Executive Officers—Base Salaries.”

Offer Letter

On August 31, 2011, we entered into an Offer Letter with Ms. Cohen setting forth her initial compensation package. For more information regarding the Offer Letter, please see “Compensation Discussion and Analysis—2011 Compensation for Named Executive Officers—Compensation Arrangements for Cheryl Cohen.”

Annual Bonus Plans

We maintain an annual incentive bonus program designed to reward our executive officers (as well as all our employees) for the achievement of our corporate objectives for the prior year. For more information on our annual incentive bonus program, please see “Compensation Discussion and Analysis—Executive Compensation Program—Annual Incentive Bonus Program” and “Compensation Discussion and Analysis—2011 Compensation for the Named Executive Officers—Bonus Awards.”

Equity Awards

We have historically granted only stock options to executive officers under our 2004 Plan. However, we changed this practice in 2010 and 2011 by granting a combination of stock options and RSUs to our executive officers in 2010 and a combination of SARs and performance share awards in 2011.

Our practice is to grant stock options and SARs to executive officers under the 2004 Plan that vest ratably over a four-year period (the first 1/4th vest one year from the grant date and 1/48th each month thereafter until fully vested). Each of the SARs reflected in the table above titled “Grants of Plan-Based Awards in Fiscal 2011” vest according our standard vesting schedule, subject to continued service with Medivation and accelerated vesting as described below, have a ten year term, and were granted with an exercise price equal to 100% of the fair market value of our common stock on the date of grant. Each RSU granted under the 2004 Plan represents a right to receive one share of our common stock. In the event that one or more RSUs vest, we will deliver one share of our common stock for each RSU that has vested. The RSUs we have granted to our executive officers vest as to one-third of the shares on each of the first, second and third anniversaries of the date of grant, subject to continued service with Medivation and accelerated vesting as described below. The shares subject to performance share awards granted to our executive officers, as reflected in the table above titled “Grants of Plan-Based Awards in Fiscal 2011,” will be earned, if at all, upon determination by the Compensation Committee of actual achievement of the related performance objectives, subject to continued service with Medivation and accelerated vesting as described below.

Other additional permissible terms of the equity awards that we grant under the 2004 Plan are as follows:

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

•

Settlement of SARs. As a general matter, SARs granted under the 2004 Plan may be settled in cash, shares of common stock based on its fair market value on the date the SAR is exercised, or a combination of the two, as determined by the Compensation Committee. However, until such time, if any, as our stockholders approve an increase to the number of shares of common stock available for issuance pursuant to the 2004 Plan, the SARs granted to our executive officers in 2011 may be settled only in cash; following such approval, if it occurs, the SARs may be settled only in shares of common stock.

•

Equity Award Transfers. Equity awards generally may not be sold, pledged, transferred, or disposed of in any manner other than by will or by the laws of descent and distribution, and no right or interest of a participant in any award may be pledged, encumbered or hypothecated to or in favor of any party other than us or any of our subsidiaries, and no award may be subject to any lien, obligation or liability of a participant to any party other than us or any our subsidiaries. However, after the shares subject to a stock option have been issued, and all restrictions applicable to the shares have lapsed, any interest in the shares may be assigned, hypothecated, donated, encumbered or otherwise disposed of, provided that any of these actions are in compliance with the provisions of the award and applicable securities laws. Similarly, after the shares subject to an RSU award have been issued upon vesting, any interest in the shares may be assigned, hypothecated, donated, encumbered or otherwise disposed of, provided that any of these actions are in compliance with the provisions of the award and applicable securities laws. The Board or the Compensation Committee may allow awards other than incentive stock options to be transferable to certain permitted transferees (i.e., immediate family members for estate planning purposes). Incentive stock options are not transferable. If the Board or the Compensation Committee makes an award transferable, the award will contain additional terms and conditions as the Board or the Compensation Committee deems appropriate. Stock option and RSU awards may in no event be transferred if the participant receives consideration in connection with the transfer.

•

Early Exercisability. The Board or the Compensation Committee may provide that an optionee may, at any time before the optionee’s status as an employee, member of the Board or consultant to Medivation terminates, exercise the option granted to the optionee in whole or in part prior to the full vesting of the option. However, shares of stock acquired upon exercise of an option which has not fully vested may be subject to any forfeiture, transfer or other restrictions as the Board or the Compensation Committee may determine in its sole discretion.

•

Change of Control. In the event of a change of control, as defined in the 2004 Plan, the vesting of all equity awards accelerates and all of the awards become fully exercisable and/or payable as applicable, and all forfeiture restrictions on the equity awards lapse immediately prior to the change of control.

Cash Severance Benefits

In January 2009, we entered into severance benefits agreements with Drs. Hung and Seely and Mr. Machado. In August 2011 and September 2011, we entered into the Offer Letter and a change of control severance benefit agreement, respectively, with Ms. Cohen. In September 2011, we entered into the Separation Agreement with Mr. Palekar. The terms of each of these agreements, which are described in more detail under the heading “Potential Payments Upon Termination or Change of Control” below, provide for cash severance and change of control benefits.

Additional Benefits

For a description of additional benefits we offer to our named executive officers, including health and welfare benefits and participation in our 401(k) Plan, please see “Compensation Discussion and Analysis—Executive Compensation Program—Benefits and Perquisites.” In addition, as described under “Compensation Discussion and Analysis—2011 Compensation for the Named Executive Officers—Compensation Arrangements for Rohan Palekar,” we agreed to provide Mr. Palekar with cost of living allowance payments and relocation benefits.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table shows for the fiscal year ended December 31, 2011, information regarding outstanding equity awards at fiscal year end for the named executive officers. Mr. Palekar, our former Chief Commercial Officer, had no equity awards outstanding as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(9)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(10)
Dr. Hung	150,000	—		$11.76	10/31/2016	—		—	—		—
	220,000	—		21.17	10/1/2017	—		—	—		—
	118,749	31,251	(1)	18.77	10/31/2018	—		—	—		—
	93,750	93,750	(2)	34.56	12/15/2019	—		—	—		—
	25,000	75,000	(3)	13.47	12/15/2020	—		—	—		—
	—	133,600	(4)	48.79	12/9/2021	—		—	—		—
	—	—		—	—	22,223	(5)	$1,024,703	—		—
	—	—		—	—	—		—	5,217	(6)	$240,556
	—	—		—	—	—		—	10,434	(7)	481,112

Mr. Machado	150,000	—		11.76	10/31/2016	—		—	—		—
	103,647	—		21.17	10/1/2017	—		—	—		—
	59,374	15,626	(1)	18.77	10/31/2018	—		—	—		—
	33,000	33,000	(2)	34.56	12/15/2019	—		—	—		—
	12,500	37,500	(3)	13.47	12/15/2020	—		—	—		—
	—	55,700	(4)	48.79	12/9/2021	—		—	—		—
	—	—		—	—	11,111	(5)	512,328	—		—
	—	—		—	—	—		—	1,734	(6)	79,955
	—	—		—	—	—		—	3,467	(7)	159,863

Dr. Seely	66,000	—		3.60	3/14/2015	—		—	—		—
	150,000	—		21.17	10/1/2017	—		—	—		—
	59,374	15,626	(1)	18.77	10/31/2018	—		—	—		—
	47,000	47,000	(2)	34.56	12/15/2019	—		—	—		—
	12,500	37,500	(3)	13.47	12/15/2020	—		—	—		—
	—	55,700	(4)	48.79	12/9/2021	—		—	—		—
	—	—		—	—	11,111	(5)	512,328	—		—
	—	—		—	—	—		—	1,734	(6)	79,955
	—	—		—	—	—		—	3,467	(7)	159,863

Ms. Cohen	—	200,000	(8)	19.21	9/15/2021	—		—	—		—
	—	17,800	(4)	48.79	12/9/2021	—		—	—		—
	—	—		—	—	—		—	1,734	(6)	79,955
	—	—		—	—	—		—	3,467	(7)	159,863

(1)	The shares subject to this option vest according to the following schedule: one quarter of the shares subject to the option vested on October 31, 2009, and the remaining shares subject to the option have vested and continue to vest in equal monthly installments on the first day of each month thereafter, so that all of the shares subject to the option will become fully vested on October 1, 2012.
(2)	The shares subject to this option vest according to the following schedule: one quarter of the shares subject to the option vested on December 15, 2010, and the remaining shares subject to the option have vested and will continue to vest in equal monthly installments on the first day of each month thereafter, so that all of the shares subject to the option will become fully vested on December 1, 2013.
(3)	The shares subject to this option vest according to the following schedule: one quarter of the shares subject to the option vest on December 15, 2011, and the remaining shares subject to the option vest in equal monthly installments on the first day of each month thereafter, so that all of the shares subject to the option will become fully vested on December 1, 2014.
(4)	These SARs vest according to the following schedule: one quarter of the shares subject to the award vest on December 9, 2012, and the remaining shares subject to the award vest in equal monthly installments on the first day of each month thereafter, so that all of the shares subject to the SARs will become fully vested on December 1, 2015.
(5)	The shares subject to this RSU vest according to the following schedule: one third of the shares vested on December 10, 2011, one third of the shares vest on December 10, 2012 and one third of the shares vest on December 10, 2013.
(6)	This amount represents the threshold number of shares subject to this performance share award. The performance shares will be earned, if at all, upon determination by the Compensation Committee of actual achievement of performance objectives. The maximum number of performance shares eligible to be earned is based on Medivation’s first sale of dimebon occurring by a specified date, and the threshold number of performance shares eligible to be earned is based on Medivation’s first sale of dimebon occurring during the term of the performance share award.
(7)	This amount represents the threshold number of shares subject to this performance share award. The performance shares will be earned, if at all, upon determination by the Compensation Committee of actual achievement of performance objectives. The maximum number of performance shares eligible to be earned is based on Medivation’s first sale of enzalutamide occurring by a specified date, and the threshold number of performance shares eligible to be earned is based on Medivation’s first sale of enzalutamide occurring during the term of the performance share award.
(8)	The shares subject to this option vest according to the following schedule: one quarter of the shares subject to the option vest on September 15, 2012, and the remaining shares subject to the option will vest in equal monthly installments on the first day of each month thereafter, so that all of the shares subject to the option will become fully vested on September 1, 2015.
(9)	Represents the market value of the unvested shares subject to the indicated RSU based on the closing price of our common stock on December 30, 2011, which was $46.11 per share.
(10)	Represents the market value of the unearned shares subject to the indicated performance share award at the threshold level based on the closing price of our common stock on December 30, 2011, which was $46.11 per share.

OPTION EXERCISES AND STOCK VESTED

The following table shows information regarding option exercises and stock vested during the fiscal year ended December 31, 2011 with respect to the named executive officers:

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2011

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Dr. Hung	—	—	11,110	$542,057
Mr. Machado	—	—	5,555	271,028
Dr. Seely	150,000	$1,933,162	5,555	271,028
Mr. Palekar	319,998	5,934,941	834	13,277

(1)	The value realized equals the difference between the option exercise price and the fair market value of our common stock on the date of exercise, multiplied by the number of shares for which the option was exercised.
(2)	The value realized equals the closing price of our common stock on each vesting date or, if the vesting date fell on a non-trading day, the closing price on the trading day preceding the vesting date, multiplied by the number of shares that vested on that date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Termination and Change of Control Agreements and 2004 Plan Benefits

We have entered into severance benefits agreements with each of our named executive officers, the Offer Letter with Ms. Cohen and the Separation Agreement with Mr. Palekar. In addition, our 2004 Plan provides each named executive officer with change of control vesting acceleration and post-termination stock option exercise period benefits. The following is a summary of the terms of the severance benefits agreements, the Offer Letter, the Separation Agreement and the accelerated vesting and post-termination exercise period provisions of our 2004 Plan.

Change of Control Severance Benefits Agreement with David Hung, M.D. The change of control severance benefits agreement we entered into with Dr. Hung, or the CEO Agreement, provides Dr. Hung with severance and change of control benefits. If we terminate Dr. Hung without “cause” or if Dr. Hung resigns with “good reason” on or within 12 months following a “change of control,” then Dr. Hung will be entitled to a lump sum payment equal to 24 months of his base salary then in effect and payments of premiums for continued health insurance coverage under COBRA for up to 24 months, both of which are subject to certain conditions, including Dr. Hung’s execution of a binding release of claims, his confirmation in writing that he will be continue to be bound by Medivation’s confidential information and inventions assignment agreement, and his prompt resignation from the Board if so requested by a majority of the Board. The term of the CEO Agreement currently expires on December 31, 2012, with automatic annual extensions thereafter unless notice of nonrenewal is provided by Medivation before December 31 of the preceding year.

Change of Control Severance Benefits Agreement with Lynn Seely, M.D., C. Patrick Machado and Cheryl Cohen. The change of control severance benefits agreements we entered into with Dr. Seely, Mr. Machado and Ms. Cohen, or the Officer Agreements, provide these named executive officers with severance and change of control benefits. If we terminate Dr. Seely, Mr. Machado or Ms. Cohen without “cause” or if Dr. Seely, Mr. Machado or Ms. Cohen resigns with “good reason” on or within 12 months following a “change of control,” then Dr. Seely, Mr. Machado or Ms. Cohen, as applicable, will be entitled to a lump sum payment equal to 18 months of his or her base salary then in effect and payments of premiums for continued health insurance coverage under COBRA for up to 18 months, subject in each case to certain conditions, including the named executive officer’s execution of a binding release of claims and his or her confirmation in writing that he or she will be continue to be bound by Medivation’s confidential information and inventions assignment agreement. The term of each Officer Agreement currently expires on December 31, 2012, with automatic annual extensions thereafter unless notice of nonrenewal is provided by Medivation before December 31 of the preceding year.

For purposes of each of the above severance benefits agreements, “cause” generally includes a material failure by the named executive officer to perform his or her duties or the named executive officer’s intentional, material breach of any agreement with Medivation, in each case after an applicable cure period, or the named executive officer’s personal dishonesty, breach of fiduciary duty or engagement in willful misconduct. “Good reason” generally includes Medivation materially reducing the named executive officer’s base salary or benefits, Medivation materially diminishing the named executive officer’s authority, duties or responsibilities, or Medivation requiring the named executive officer to be based more than 25 miles from the executive officer’s current office location, in each case without the consent of the named executive officer, or a material breach by Medivation of the applicable severance benefits agreement. The definition of “change of control” for purposes of each of the above severance benefits agreements is the same definition as used in our 2004 Plan, as described below.

Under each of the above severance benefits agreements, in the event that any severance benefits paid pursuant to the applicable agreement or otherwise (including under our 2004 Plan) would constitute a “parachute payment” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, the applicable named executive officer’s benefits would be reduced to the extent necessary so that no portion of any payments would be subject to the excise tax. In addition, the timing of the severance payments provided for under each of the above severance benefits agreements may be deferred for up to six months if these payments would constitute “deferred compensation” under Section 409A of the Code (in which case, the deferred payments would be made in a lump sum following the end of the deferral period, with the balance being paid thereafter on the original payment schedules described above).

Offer Letter with Cheryl Cohen. Pursuant to the terms of Ms. Cohen’s Offer Letter, we agreed to provide Ms. Cohen with severance payments in the event we terminated her employment without “cause” upon, or within 12 months of, a negative readout from our AFFIRM trial. The severance payments were to consist of continued payment of Ms. Cohen’s base salary on our regular payroll schedule for up to 12 months following the termination of her employment, subject to certain conditions and Ms. Cohen’s execution of a binding release of claims. However, we announced positive results from the AFFIRM trial and, accordingly, Ms. Cohen was not, as of December 31, 2011, and will not be, entitled to the severance payments under this provision in the event of her termination.

2004 Plan Benefits. In the event of a change of control, as defined in the 2004 Plan, the vesting of all equity awards accelerates and all awards become fully exercisable and/or payable as applicable, and all forfeiture restrictions on the equity awards lapse, immediately prior to the change of control. Under the 2004 Plan, a “change of control” generally includes the acquisition by any person or group of 50% or more of our voting securities (subject to exceptions), certain incumbent directors ceasing to constitute a majority of our Board, our merger, consolidation, reorganization, sale of assets or other extraordinary corporate transaction unless our outstanding voting securities continue to represent at least a majority of the combined voting power of the surviving corporation, or our liquidation or dissolution. The 2004 Plan, and the forms of option agreements thereunder, also provide for an extended post-termination stock option exercise period in the event of a termination due to death or disability. As a general matter, the vested portion of options granted to our named executive officers will expire 90 days after the named executive officer’s termination of service. Although the post-termination exercise period generally ends 90 days after the named executive officer’s termination of service, in termination situations involving the death or disability of the named executive officer, the post-termination exercise period is generally extended to one year following the named executive officer’s termination of service.

Separation Agreement with Rohan Palekar. On September 21, 2011, we entered into the Separation Agreement with Mr. Palekar. Pursuant to the Separation Agreement and in accordance with the terms of the change of control severance benefit agreement we entered into with Mr. Palekar upon our hiring him as Chief Commercial Officer in 2008, we paid Mr. Palekar lump sum severance in the amount of $627,900, which represents 18 months of his base salary. In addition, Mr. Palekar is eligible to receive amounts necessary to continue his then-current health insurance coverage for up to 18 months, less standard withholdings and deductions. We also agreed that the period during which Mr. Palekar could exercise his vested stock options would end on the earlier of June 30, 2012 or 30 days after our first public disclosure of top-line efficacy results from our AFFIRM trial. As a condition of receiving these benefits, Mr. Palekar provided Medivation a general release of claims.

Calculation of Termination and Change of Control Benefits

Drs. Hung and Seely, Mr. Machado and Ms. Cohen. The table below identifies the potential payments that each of our named executive officers, other than Mr. Palekar, would have received in the event of change of control (with respect to acceleration of stock vesting) or a termination without cause or by the named executive officer for good reason in connection with a change of control. The figures below assume that the change of control or termination each occurred on December 31, 2011. All of the potential payments and benefits listed in the table below are payments or benefits that would have been made pursuant to the terms of the severance benefits agreements described above, and with respect to stock option, RSU, SAR and performance share award vesting acceleration, pursuant to the terms of the 2004 Plan. For purposes of the below table, we have assumed that none of the potential payments and benefits would be subject to the excise tax imposed by Section 4999 of the Code and therefore reduced in accordance with the terms of the severance benefits agreements.

Mr. Palekar. Mr. Palekar’s employment terminated September 2, 2011. Accordingly, the table below reflects the payments Mr. Palekar received or is entitled to under his Separation Agreement.

Name	Acceleration of Option Vesting ($)(1)	Acceleration of Restricted Stock and RSU Vesting($)(2)	Acceleration of Stock Appreciation Rights Vesting ($)(3)	Acceleration of Performance Share Award Vesting ($)(4)	Lump Sum Cash Severance Payment ($)(5)	Continuation of Benefits ($)(6)		Total ($)
Dr. Hung	$4,385,215	$1,024,703	—	$1,443,243	$1,376,550	—	(7)	$8,229,710
Mr. Machado	2,032,365	512,328	—	479,544	650,475	14,300		3,689,012
Dr. Seely	2,194,065	512,328	—	479,544	669,375	—	(7)	3,855,312
Ms. Cohen	5,380,000	—	—	479,544	637,500	329		6,497,373
Mr. Palekar	—	—	—	—	627,900	38,808		666,708

(1)	The amounts listed in this column represent the (i) difference between the exercise price of unvested options and the closing price of our common stock on December 30, 2011, which was $46.11, multiplied by (ii) the number of unvested shares subject to the options.
(2)	The amounts listed in this column represent the number of unvested shares subject to the RSU award multiplied by the closing price of our common stock on December 30, 2011.
(3)	SARs may be exercised for an amount determined by multiplying (i) the difference obtained by subtracting the exercise price per share of the SARs from the fair market value of our common stock on the date of exercise by (ii) the number of shares with respect to which the SARs were exercised. However, the exercise price of SARs held by the named executive officers as of December 31, 2011 was $48.79, and the closing price of our common stock on December 30, 2011 was $46.11. As a result, none of the outstanding SARs held by our named executive officers as of December 31, 2011 were in the money.
(4)	The amounts listed in this column represent the maximum number of unearned shares subject to performance share awards multiplied by the closing price of our common stock on December 30, 2011, which was $46.11.
(5)	The amounts listed in this column do not include the payment of accrued salary and vacation that would be due upon termination of employment.
(6)	Represents the present value of the continuation of our current employee benefits, including medical, dental, and vision insurance for the full term set forth under the severance benefits agreements described above, assuming in each case, other than for Mr. Palekar, that the named executive officer elects to receive the benefits. Under these agreements, payments of premiums for continued health insurance coverage under COBRA would continue for the full term set forth under the applicable severance benefits agreement unless the named executive officer earlier secures health benefits through a subsequent employer or the date the named executive officer and his or her dependents are no longer eligible for COBRA benefits.
(7)	As of December 31, 2011, the named executive officer was not enrolled in a group health plan sponsored by us, and as such would not have been eligible to receive payments of premiums for continued health insurance coverage under COBRA had the change of control and termination occurred on that date.

DIRECTOR COMPENSATION

Our non-employee directors receive cash compensation and options to purchase shares of our common stock for their services as members of the Board. The following table shows, for the fiscal year ended December 31, 2011, information with respect to the compensation of all of our non-employee directors. Dr. Hung, our Chief Executive Officer, receives no additional compensation for his services as director.

DIRECTOR COMPENSATION FOR FISCAL 2011

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	Total ($)
Kim D. Blickenstaff	$54,000	$237,023	$291,023
Daniel D. Adams	59,500	237,023	296,523
Gregory H. Bailey, M.D.	47,000	237,023	284,023
W. Anthony Vernon	53,000	237,023	290,023

(1)	Amounts in this column represent the aggregate grant date fair value of stock option awards granted during the year ended December 31, 2011 calculated in accordance with ASC 718. Assumptions used in the calculation of the grant date fair value are set forth Note 2(n) “Stock-Based Compensation” in the 10-K.
(2)	Each non-employee director was granted an option award to purchase 15,000 shares of common stock at an exercise price of $22.00 on July 15, 2011. For each director, the grant date fair value of the stock option award was $237,023.
(3)	The aggregate number of shares subject to outstanding stock options held by each director listed in the table above as of December 31, 2011 was as follows: 151,900 shares for Mr. Blickenstaff; 171,520 shares for Mr. Adams; 140,950 shares for Dr. Bailey; and 176,900 shares for Mr. Vernon.

CASH COMPENSATION ARRANGEMENTS

For the year ended December 31, 2011, each of our non-employee directors received each of the applicable retainers and fees set forth below for serving as a member of the Board, Chairman of the Board or as a committee chair and/or attending Board and committee meetings:

Retainer/Fee Category	Amount($)
Annual Retainer, all members	$30,000
Additional Annual Retainer for Chairman	10,000
Additional Annual Retainer for Committee Chairs:
Audit Committee	7,500
Compensation Committee	5,000
Nominating and Corporate Governance Committee	5,000
Fee per Board Meeting:
Attended in Person	2,000
Attended Telephonically	1,000
Fee per Committee Meeting:
Attended in Person	1,000
Attended Telephonically	500

In addition, our non-employee directors are reimbursed for out-of-pocket expenses incurred in attending Board and Board committee meetings.

In December 2011, based on a review of director compensation at peer companies provided by Lapis Group, the Board approved new director compensation arrangements for our non-executive directors to be effective beginning in the year ending December 31, 2012, including the following cash compensation arrangements:

Retainer/Fee Category	Amount($)
Annual Retainer, all members	$35,000
Additional Annual Retainer for Chairman	30,000
Additional Annual Retainer for Committee Chairs:
Audit Committee	15,000
Compensation Committee	10,000
Nominating and Corporate Governance Committee	7,500
Additional Annual Retainer for Committee Members:
Audit Committee	5,000
Compensation Committee	3,000
Nominating and Corporate Governance Committee	2,500
Fee per Board Meeting:
Attended in Person	2,000
Attended Telephonically	1,000
Fee per Committee Meeting:
Attended in Person	1,000
Attended Telephonically	500

Under the new non-employee director cash compensation arrangement, we will continue to reimburse our non-employee directors for out-of-pocket expenses incurred in attending Board and Board committee meetings.

EQUITY COMPENSATION ARRANGEMENTS

Under the director compensation arrangements in place for the year ended December 31, 2011, upon initial election to the Board, each non-employee director was entitled to receive an initial grant of an option to purchase 60,000 shares of our common stock under the 2004 Plan. The options are subject to a four-year vesting schedule as follows: one-quarter of the shares subject to the option vest on the first anniversary of the date of grant, and the remainder of the shares subject to the option vest on a monthly basis thereafter over the ensuing three years. Under the new director compensation arrangements beginning in the year ending December 31, 2012, upon initial election to the Board, each non-employee director will instead receive an initial grant of an option to purchase 30,000 shares of our common stock under the 2004 Plan.

In addition to the initial stock option grants, under the director compensation arrangements in place for the year ended December 31, 2011, each non-employee director was entitled to received an annual grant of an option to purchase 15,000 shares of our common stock at the next available date of grant pursuant to our Stock Option Grant Date Policy, which is the earlier of the 15th day of the month or the last day of the month following the date of the annual meeting of stockholders for the applicable year. Under the new director compensation arrangements beginning in the year ending December 31, 2012, each non-employee director will instead receive an annual grant of an option to purchase 7,500 shares of our common stock under the 2004 Plan. These annual option grants are subject to a four-year vesting schedule as follows: one-quarter of the shares subject to the option vest on the first anniversary of the date of grant, and the remainder of the shares subject to the option vest on a monthly basis thereafter over the ensuing three years. All stock options are granted to our directors with an exercise price equal to 100% of the fair market value of our common stock on the date of grant. Other terms of the stock options granted under the 2004 Plan, including provisions providing for the accelerated vesting, are described above under “Executive Compensation—Compensation Plans and Arrangements—Equity Awards.”

PROCESSES AND PROCEDURES FOR DETERMINING DIRECTOR COMPENSATION

The Compensation Committee and the Board periodically consider and determine director compensation with the input of our Chief Executive Officer and outside compensation consultants as they deem appropriate. For example, as noted above, in December 2011, we engaged Lapis Group to conduct a review of our compensation policies for directors as well as to perform a study of director compensation policies at companies comparable to Medivation. As a result of that review and study, the Board adjusted our director compensation program to that as set forth above to be at or below the median of the compensation received by members of the boards of directors of companies comparable to Medivation, with cash compensation increases being offset by reductions in equity compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

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

COMPENSATION COMMITTEE REPORT(1)

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained herein. Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in Medivation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Respectfully submitted,

The Compensation Committee of the Board of Directors

W. Anthony Vernon, Chairman

Gregory H. Bailey, M.D.

Kim D. Blickenstaff

Daniel D. Adams

(1)	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Medivation under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to all of Medivation’s compensation plans in effect as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)		Weighted-average exercise price of outstanding options, warrants and rights (b)($)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Equity compensation plans approved by security holders(1)	4,301,808	(2)	$18.34	(3)	501,226
Equity compensation plans not approved by security holders	—		—		—
Total	4,301,808	(2)	$18.34	(3)	501,226

(1)	Consists of securities issuable under our 2004 Plan.
(2)	Until such time as our stockholders approve an increase to the number of shares of common stock available for issuance pursuant to our 2004 Plan, outstanding SARs may be settled only in cash. Accordingly, outstanding SARs are not included in this amount.
(3)	Calculated as the weighted average exercise price of outstanding options. RSUs and performance share awards do not have an exercise price.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the ownership of our common stock as of March 1, 2012 (except as noted) by: (i) each nominee for director; (ii) each of the named executive officers; (iii) all executive officers and directors of Medivation as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Except as indicated by footnote, and subject to applicable community property laws where applicable, we believe that each of the stockholders named in this table possesses sole voting and investment power with respect to all shares indicated as beneficially owned. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o Medivation, Inc., 201 Spear Street, 3rd Floor, San Francisco, California 94105.

	Beneficial Ownership (1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders
Entities affiliated with FMR LLC (2) 82 Devonshire Street Boston, MA 02109	4,284,454	11.9%
Scopia Management, Inc. (3) 152 W. 57th Street, 33rd Floor New York, NY 10019	2,855,559	7.93
Entities affiliated with BlackRock, Inc. (4) 40 East 52nd Street New York, NY 10022	2,711,573	7.53
Entities affiliated with QVT Financial LP (5) 117 Avenue of the Americas, 9th Floor New York, NY 10036	2,480,666	6.89
Lansdowne Partners Limited Partnership (6) 15 Davies Street London W1K 3AG England	1,875,773	5.21

Directors and Named Executive Officers
David T. Hung, M.D. (7)	1,854,356	5.06%
C. Patrick Machado (8)	457,648	1.26
Lynn Seely, M.D. (9)	380,189	1.05
Cheryl L. Cohen	—	*
Kim D. Blickenstaff (10)	123,772	*
Daniel D. Adams (10)	143,392	*
Gregory H. Bailey, M.D. (11)	460,143	1.27
W. Anthony Vernon (12)	152,188	*
All executive officers and directors as a group (8 persons) (7-12)	3,571,688	9.42%

*	Represents beneficial ownership of less than one percent.
(1)	This table is based upon information supplied by executive officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Applicable percentages are based on 36,014,735 shares outstanding on March 1, 2012, adjusted as required by rules promulgated by the SEC.
(2)	Based on information contained in a Schedule 13G filed with the SEC on February 10, 2012, consists of: (i) 3,336,434 shares beneficially owned by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC, as a result of acting as investment adviser to various investment companies owning the shares (the “Fidelity Funds”); (ii) 59,390 shares beneficially owned by Pyramis Global Advisors, LLC (“PGA LLC”), an indirect wholly-owned subsidiary of FMR LLC, as a result of its serving as investment adviser to institutional accounts, non-U.S. mutual funds, or investment companies owning the shares; and (iii) 888,630 shares beneficially owned by Pyramis Global Advisors Trust Company (“PGA TC”), an indirect wholly-owned subsidiary of FMR LLC, as a result of its serving as investment manager of institutional accounts owning the shares. FMR LLC and Edward C. Johnson 3d, Chairman of FMR LLC, through their control of Fidelity, each has sole power to dispose of the shares beneficially owned by Fidelity; however, neither FMR LLC nor Mr. Johnson has the sole power to vote or direct the voting of the shares, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. FMR LLC and Mr. Johnson, through their control of PGA LLC, each has sole dispositive power over 59,390 shares and sole power to vote or to direct the voting of 39,190 shares beneficially owned by PGA LLC. FMR LLC and Mr. Johnson, through their control of PGA TC, each has sole dispositive power over 888,630 shares and sole power to vote or to direct the voting of 633,430 shares beneficially owned by PGA TC. The Schedule 13G filed by the reporting person provides information only as of December 31, 2011, and, consequently, the beneficial ownership of above-mentioned reporting person may have changed between December 31, 2011 and March 1, 2012.
(3)	Based on the information contained in a Schedule 13G/A filed with the SEC on February 10, 2012. Matthew Sirovich and Jeremy Mindich are control persons of Scopia Management, Inc. and beneficially own the shares. The beneficial owners have shared voting and investment power over the shares they beneficially own. The Schedule 13G/A filed by the reporting persons provides information only as of December 31, 2011, and, consequently, the beneficial ownership of above-mentioned reporting person may have changed between December 31, 2011 and March 1, 2012.

(4)	Based on the information contained in a Schedule 13G/A filed with the SEC on February 10, 2012, BlackRock, Inc. has sole voting and investment power over the shares. The shares are held by BlackRock, Inc. and its subsidiaries on behalf of other persons who have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. No one person’s interest in the shares is more than five percent of our common stock. The Schedule 13G/A filed by the reporting person provides information only as of December 31, 2011, and, consequently, the beneficial ownership of above-mentioned reporting person may have changed between December 31, 2011 and March 1, 2012.
(5)	Based on the information contained in a Schedule 13G/A filed with the SEC on February 14, 2012, consists of (i) 2,320,307 shares held by QVT Fund LP; and (ii) 160,359 shares held by Quintessence Fund L.P. QVT Financial LP (“QVT”) is the investment manager for QVT Fund LP and Quintessence Fund L.P., and may be deemed to beneficially own the shares held by these funds. QVT Financial GP LLC is the general partner of QVT and QVT Associates GP LLC is the general partner of each of QVT Fund LP and Quintessence Fund L.P., and, accordingly, each may be deemed to beneficially own the shares. The beneficial owners have shared voting and investment power over the shares they beneficially own. The Schedule 13G/A filed by the reporting persons provides information only as of December 31, 2011, and, consequently, the beneficial ownership of above-mentioned reporting persons may have changed between December 31, 2011 and March 1, 2012.
(6)	Based on the information contained in a Schedule 13G/A filed with the SEC on February 13, 2012, includes 1,272,481 shares of common stock held by Lansdowne UK Equity Fund Limited. Lansdowne Partners Limited Partnership, in its capacity as an investment advisor, has shared dispositive and voting power over the shares of common stock. The Schedule 13G/A filed by the reporting persons provides information only as of December 31, 2011, and, consequently, the beneficial ownership of above-mentioned reporting persons may have changed between February 13, 2012 and March 1, 2011.
(7)	Includes (i) 86,060 shares held in a family trust; (ii) 643,957 shares issuable upon exercise of options exercisable within 60 days of March 1, 2012; and (iii) 10,065 shares of common stock issuable upon exercise of a warrant exercisable within 60 days of March 1, 2012.
(8)	Includes (i) 58,861 shares held in a family trust; (ii) 374,437 shares issuable upon exercise of options exercisable within 60 days of March 1, 2012; and (iii) 2,839 shares of common stock issuable upon exercise of a warrant exercisable within 60 days of March 1, 2012.
(9)	Includes 353,123 shares issuable upon exercise of options exercisable within 60 days of March 1, 2012.
(10)	Consists of shares issuable upon exercise of options exercisable within 60 days of March 1, 2012.
(11)	Includes 112,822 shares issuable upon exercise of options exercisable within 60 days of March 1, 2012.
(12)	Includes 148,772 shares issuable upon exercise of options exercisable within 60 days of March 1, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

PROCEDURES FOR REVIEW OF RELATED-PERSON TRANSACTIONS

We have not adopted a written related-person transactions policy. However, our Audit Committee is responsible for reviewing and providing oversight of all related-person transactions on an ongoing basis under the charter of the Audit Committee (as well as under applicable NASDAQ listing standards), and the charter of the Audit Committee requires that all of these transactions must be approved by the Audit Committee. For these purposes, “related-person transactions” are generally those transactions required to be disclosed by us in proxy statements and annual reports that we file with the SEC in which certain categories of enumerated persons (including our executive officers and directors and their immediately family members, as well as our significant stockholders) have a direct or indirect material interest. In approving or rejecting a proposed related-person transaction, the Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including but not limited to the risks, costs and benefits to Medivation, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. In the future, the Audit Committee may determine to adopt a formal policy regarding related-person transactions in which event, we will promptly post the policy on our website.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and Medivation, its senior management and its independent auditors, the Board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Adams, Dr. Bailey, Mr. Blickenstaff and Mr. Vernon. In making this determination, the Board found that none of these nominees for director had a material or other disqualifying relationship with us. Dr. Hung, our President and Chief Executive Officer, is not an independent director by virtue of his employment with us. In addition, our Board has determined that each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee during 2011 meets the applicable NASDAQ rules and regulations regarding “independence” and that each member is free of any relationship that would impair his individual exercise of independent judgment with regard to Medivation.

Item 14.	Principal Accounting Fees and Services.

PRINCIPAL ACCOUNTING FEES AND SERVICES

In connection with the audit of our 2011 and 2012 financial statements, we entered into an engagement agreement with PricewaterhouseCoopers LLP, which sets forth the terms by which PricewaterhouseCoopers LLP will perform audit and interim services for us. We have agreed not to demand a jury trial in any proceeding arising out of this agreement.

The following table represents aggregate fees billed to Medivation for the fiscal years ended December 31, 2011 and December 31, 2010, by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal Year Ended
	2011	2010
	(in thousands)
Audit Fees(1)	$606	$550
Audit-related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	4	4

Total Fees	$610	$554

(1)	Audit Fees are fees billed and to be billed for the audit of our financial statements, review of the financial statements included in our quarterly reports and for services in connection with the statutory and regulatory filings or engagements for those fiscal years.
(2)	Audit-Related Fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” No audit-related fees were billed in 2010 or 2011.
(3)	Tax Fees are fees billed for tax compliance, advice and planning. No tax fees were billed in 2010 or 2011.
(4)	All Other Fees represent fees in 2010 and 2011 for access to an online database of automated disclosure checklists and accounting pronouncements and interpretations maintained by PricewaterhouseCoopers LLP

All fees described above were pre-approved by the Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES

Before any independent registered public accounting firm is engaged by us or our subsidiaries to render audit or non-audit services, the Audit Committee will pre-approve the engagement. The Audit Committee’s pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding our engagement of the independent registered public accounting firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and the policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to our management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided the approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit

Committee must be informed of each non-audit service provided by the independent registered public accounting firm. Audit Committee pre-approval of non-audit services (other than review and attest services) also is not required if the services fall within available exceptions established by the SEC.

The Audit Committee has determined that the rendering of the services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining the independent registered public accounting firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A or as part of the registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012:

1.	Financial Statements. See Index to Consolidated Financial Statements in Item 15 of the registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012.

2.	Financial Statement Schedules: None.

3.	Exhibits—The following exhibits are included herein or incorporated by reference:

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1	(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2		3/16/2009

4.1	Common Stock Certificate.	SB-2/A	333-03252	4.1		6/14/1996

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1		6/14/1996

10.1	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004.	SB-2	333-122431	10.5	(a)	1/31/2005

10.2*	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004.	SB-2	333-122431	10.6		1/31/2005

10.3*	Amended and Restated 2004 Equity Incentive Award Plan.	10-KSB	001-32836	10.4	(a)	2/19/2008

10.4*	Form of Stock Option Agreement under the 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7	(b)	2/11/2005

10.5*	Form of Stock Option Agreement for Early Exercisable Options under the 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7	(c)	2/11/2005

10.6**	Amended and Restated Collaboration Agreement, dated as of October 20, 2008, between Medivation, Inc. and Pfizer Inc. 10-Q 001-32836 10.8 11/10/2008	10-Q	001-32836	10.8		11/10/2008

10.7*	Change of Control Severance Benefits Agreement, dated as of February 2, 2009, between Medivation, Inc. and David Hung, M.D.	10-K	001-32836	10.11		3/16/2009

10.8*	Form of Medivation, Inc. Change of Control Severance Benefits Agreement.	10-K	001-32836	10.13		3/16/2009

10.9**	Collaboration Agreement, dated as of October 26, 2009, by and between Medivation, Inc. and Astellas US LLC.	10-K	001-32836	10.15		3/15/2010

10.10**	Amendment No. 1 to Collaboration Agreement, dated January 1, 2010, by and among Medivation, Inc., Astellas Pharma Inc. and Astellas US LLC	10-Q	001-32836	10.1	8/9/2011

10.11**	Amendment No. 2 to Collaboration Agreement, dated May 13, 2011, by and among Medivation, Inc., Astellas Pharma Inc. and Astellas US LLC	10-Q	001-32836	10.2	8/9/2011

10.12	Office Lease Agreement, dated as of November 2, 2009, by and between Medivation, Inc. and PPF OFF 345 Spear Street, LP.	10-K	001-32836	10.16	3/15/2010

10.13*	Compensation Information for Non-Employee Directors.	10-K	001-32836	10.13	2/29/2012

10.14**	Exclusive License Agreement, dated as of August 12, 2005, as amended through October 21, 2009, by and between Medivation, Inc. and The Regents of the University of California.	10-Q/A	001-32836	10.18	8/20/2010

10.15	Office Lease, dated April 18, 2007, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.16	3/16/2011

10.16	Sublease, dated November 10, 2008, by and between MacFarlane Partners Investment Management, LLC and Medivation, Inc.	10-K	001-32836	10.17	3/16/2011

10.17	First Amendment to Lease, dated September 16, 2009, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.18	3/16/2011

10.18	Second Amendment to Lease, dated November 30, 2010, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.19	3/16/2011

10.19*	Bonuses for Fiscal Year 2010 and Base Salaries for Fiscal Year 2011 for Certain Executive Officers.	10-K	001-32836	10.20	3/16/2011

10.20*	Medivation, Inc. 2011 Bonus Plan Summary.	10-K	001-32836	10.21	3/16/2011

10.21*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2004 Equity Incentive Award Plan.	10-K	001-32836	10.22	3/16/2011

10.22*	Separation Agreement, dated as of September 21, 2011, between Medivation, Inc. and Rohan Palekar.	8-K	001-32836	10.1	9/27/2011

10.23*	Bonuses for Fiscal Year 2011 and Base Salaries for Fiscal Year 2012 for Certain Executive Officers.	8-K	001-32836	10.1	12/15/2011

10.24*	Medivation, Inc. 2012 Bonus Plan Summary.	8-K	001-32836	10.2	12/15/2011

10.25*	Form of Indemnification Agreement for directors and officers.	10-K	001-32836	10.25	2/29/2012

10.26*	Offer Letter, dated August 31, 2011, by and between Medivation, Inc. and Cheryl Cohen.	10-K	001-32836	10.26	2/29/2012

10.27	Office Lease, dated as of December 28, 2011, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.	10-K	001-32836	10.27	2/29/2012

10.28*	Form of Stock Appreciation Right Grant Notice and Agreement under the 2004 Equity Incentive Award Plan.	10-K	001-32836	10.28	2/29/2012

10.29*	Form of Performance Share Award Grant Notice and Agreement under the 2004 Equity Incentive Award Plan.	10-K	001-32836	10.29	2/29/2012

21.1	Subsidiaries of Medivation, Inc.	10-K	001-32836	21.1	2/29/2012

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-32836	23.1	2/29/2012

24.1	Power of Attorney (contained on signature page to Medivation’s Annual Report on Form 10-K, filed with the SEC on February 29, 2012).	10-K	001-32836	24.1	2/29/2012

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).	10-K	001-32836	31.1	2/29/2012

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).	10-K	001-32836	31.2	2/29/2012

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.4	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.	10-K	001-32836	32.1	2/29/2012

101.INS#	XBRL Instance Document.	10-K	001-32836	101.INS#	2/29/2012

101.SCH#	XBRL Taxonomy Extension Schema Document.	10-K	001-32836	101.SCH#	2/29/2012

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-32836	101.CAL#	2/29/2012

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-32836	101.DEF#	2/29/2012

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.	10-K	001-32836	101.LAB#	2/29/2012

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-32836	101.PRE#	2/29/2012

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this exhibit.
†	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

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

MEDIVATION, INC.

/s/ C. Patrick Machado
C. Patrick Machado Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 30, 2012

Exhibit Index

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1	(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2		3/16/2009

4.1	Common Stock Certificate.	SB-2/A	333-03252	4.1		6/14/1996

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1		6/14/1996

10.1	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004.	SB-2	333-122431	10.5	(a)	1/31/2005

10.2*	Warrant to purchase Common Stock of Medivation Neurology, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004.	SB-2	333-122431	10.6		1/31/2005

10.3*	Amended and Restated 2004 Equity Incentive Award Plan.	10-KSB	001-32836	10.4	(a)	2/19/2008

10.4*	Form of Stock Option Agreement under the 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7	(b)	2/11/2005

10.5*	Form of Stock Option Agreement for Early Exercisable Options under the 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7	(c)	2/11/2005

10.6**	Amended and Restated Collaboration Agreement, dated as of October 20, 2008, between Medivation, Inc. and Pfizer Inc. 10-Q 001-32836 10.8 11/10/2008	10-Q	001-32836	10.8		11/10/2008

10.7*	Change of Control Severance Benefits Agreement, dated as of February 2, 2009, between Medivation, Inc. and David Hung, M.D.	10-K	001-32836	10.11		3/16/2009

10.8*	Form of Medivation, Inc. Change of Control Severance Benefits Agreement.	10-K	001-32836	10.13		3/16/2009

10.9**	Collaboration Agreement, dated as of October 26, 2009, by and between Medivation, Inc. and Astellas US LLC.	10-K	001-32836	10.15		3/15/2010

10.10**	Amendment No. 1 to Collaboration Agreement, dated January 1, 2010, by and among Medivation, Inc., Astellas Pharma Inc. and Astellas US LLC	10-Q	001-32836	10.1		8/9/2011

10.11**	Amendment No. 2 to Collaboration Agreement, dated May 13, 2011, by and among Medivation, Inc., Astellas Pharma Inc. and Astellas US LLC	10-Q	001-32836	10.2		8/9/2011

10.12	Office Lease Agreement, dated as of November 2, 2009, by and between Medivation, Inc. and PPF OFF 345 Spear Street, LP.	10-K	001-32836	10.16		3/15/2010

10.13*	Compensation Information for Non-Employee Directors.	10-K	001-32836	10.13		2/29/2012

10.14**	Exclusive License Agreement, dated as of August 12, 2005, as amended through October 21, 2009, by and between Medivation, Inc. and The Regents of the University of California.	10-Q/A	001-32836	10.18		8/20/2010

10.15	Office Lease, dated April 18, 2007, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.16		3/16/2011

10.16	Sublease, dated November 10, 2008, by and between MacFarlane Partners Investment Management, LLC and Medivation, Inc.	10-K	001-32836	10.17		3/16/2011

10.17	First Amendment to Lease, dated September 16, 2009, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.18		3/16/2011

10.18	Second Amendment to Lease, dated November 30, 2010, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.19		3/16/2011

10.19*	Bonuses for Fiscal Year 2010 and Base Salaries for Fiscal Year 2011 for Certain Executive Officers.	10-K	001-32836	10.20		3/16/2011

10.20*	Medivation, Inc. 2011 Bonus Plan Summary.	10-K	001-32836	10.21		3/16/2011

10.21*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2004 Equity Incentive Award Plan.	10-K	001-32836	10.22		3/16/2011

10.22*	Separation Agreement, dated as of September 21, 2011, between Medivation, Inc. and Rohan Palekar.	8-K	001-32836	10.1		9/27/2011

10.23*	Bonuses for Fiscal Year 2011 and Base Salaries for Fiscal Year 2012 for Certain Executive Officers.	8-K	001-32836	10.1		12/15/2011

10.24*	Medivation, Inc. 2012 Bonus Plan Summary.	8-K	001-32836	10.2		12/15/2011

10.25*	Form of Indemnification Agreement for directors and officers.	10-K	001-32836	10.25		2/29/2012

10.26*	Offer Letter, dated August 31, 2011, by and between Medivation, Inc. and Cheryl Cohen.	10-K	001-32836	10.26		2/29/2012

10.27	Office Lease, dated as of December 28, 2011, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.	10-K	001-32836	10.27		2/29/2012

10.28*	Form of Stock Appreciation Right Grant Notice and Agreement under the 2004 Equity Incentive Award Plan.	10-K	001-32836	10.28		2/29/2012

10.29*	Form of Performance Share Award Grant Notice and Agreement under the 2004 Equity Incentive Award Plan.	10-K	001-32836	10.29		2/29/2012

21.1	Subsidiaries of Medivation, Inc.	10-K	001-32836	21.1		2/29/2012

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-32836	23.1		2/29/2012

24.1	Power of Attorney (contained on signature page to Medivation’s Annual Report on Form 10-K, filed with the SEC on February 29, 2012).	10-K	001-32836	24.1		2/29/2012

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).	10-K	001-32836	31.1		2/29/2012

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).	10-K	001-32836	31.2		2/29/2012

31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a).						X

31.4	Certification pursuant to Rule 13a-14(a)/15d-14(a).						X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.	10-K	001-32836	32.1		2/29/2012

101.INS#	XBRL Instance Document.	10-K	001-32836	101.INS	#	2/29/2012

101.SCH#	XBRL Taxonomy Extension Schema Document.	10-K	001-32836	101.SCH	#	2/29/2012

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-32836	101.CAL	#	2/29/2012

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-32836	101.DEF	#	2/29/2012

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.	10-K	001-32836	101.LAB	#	2/29/2012

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-32836	101.PRE	#	2/29/2012

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this exhibit.
†	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Exchange Act and otherwise are not subject to liability under those sections.