Form 10-Q
period 2012-03-31
MEDIVATION, INC.
filed 2012-05-09
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 3, 2012, 36,250,701 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	180,147	$70,136
Short-term investments	199,939	74,996
Receivables from collaboration partners	14,515	12,545
Prepaid expenses and other current assets	9,551	10,512

Total current assets	404,152	168,189
Property and equipment, net	3,744	720
Restricted cash	6,305	5,489
Other non-current assets	6,581	719

Total assets	$420,782	$175,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,659	$5,588
Accrued expenses	33,888	24,014
Deferred revenue	64,889	59,762
Other current liabilities	1,097	270

Total current liabilities	110,533	89,634
Convertible notes, net of unamortized discount of $71,298 at March 31, 2012	187,452	—
Deferred revenue, net of current	41,557	83,509
Other non-current liabilities	416	653

Total liabilities	339,958	173,796

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 36,209,696 and 35,731,838 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	362	357
Additional paid-in capital	330,320	251,242
Accumulated other comprehensive (loss) gain	(7)	13
Accumulated deficit	(249,851)	(250,291)

Total stockholders’ equity	80,824	1,321

Total liabilities and stockholders’ equity	$420,782	$175,117

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2012	2011
Collaboration revenue	$36,825	$14,709
Operating expenses:
Research and development	20,030	17,618
Selling, general and administrative	15,687	6,156

Total operating expenses	35,717	23,774

Income (loss) from operations	1,108	(9,065)
Other income (expense):
Interest expense	(585)	—
Interest income	27	41
Other expense	(98)	(333)

Total other income (expense), net	(656)	(292)

Net income (loss) before income tax expense (benefit)	452	(9,357)
Income tax expense (benefit)	12	(905)

Net income (loss)	$440	$(8,452)

Basic earnings (loss) per common share	$0.01	$(0.24)

Diluted earnings (loss) per common share	$0.01	$(0.24)

Weighted-average common shares used in the calculation of basic earnings (loss) per common share	35,953,664	34,662,648

Weighted-average common shares used in the calculation of diluted earnings (loss) per common share	38,649,733	34,662,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Net income (loss)	$440	$(8,452)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(20)	—

Other comprehensive loss, net	(20)	—

Comprehensive income (loss)	$420	$(8,452)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$440	$(8,452)
Adjustments for non-cash operating items:
Amortization of deferred revenue	(36,825)	(14,709)
Stock-based compensation	4,336	3,614
Amortization of debt discount and debt issuance costs	359	—
Depreciation on property and equipment	117	109
Accretion of discount on investment securities	(13)	(35)
Changes in operating assets and liabilities:
Receivables from collaboration partners	(1,970)	6,441
Prepaid expenses and other current assets	961	88
Other non-current assets	92	(899)
Accounts payable	3,409	1,650
Accrued expenses	8,243	305
Other current liabilities	827	(4,740)
Other non-current liabilities	(237)	(26)

Net cash used in operating activities	(20,261)	(16,654)

Cash flows from investing activities:
Purchases of short-term investments	(149,950)	—
Maturities of short-term investments	25,000	—
Purchases of property and equipment	(1,255)	—
Change in restricted cash	(816)	—

Net cash used in investing activities	(127,021)	—

Cash flows from financing activities:
Proceeds from issuance of Convertible Notes, net	250,987	—
Financing transaction costs	(488)	—
Proceeds from stock option exercises	6,794	863
Net proceeds from stockholder securities law settlement	—	2,959

Net cash provided by financing activities	257,293	3,822

Net increase (decrease) in cash and cash equivalents	110,011	(12,832)
Cash and cash equivalents at beginning of period	70,136	107,717

Cash and cash equivalents at end of period	$180,147	$94,885

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

Medivation, Inc. (the “Company” or “Medivation”) is a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. Together with its collaboration partner, Astellas Pharma, Inc., or Astellas, the Company is developing enzalutamide (formerly MDV3100) for multiple stages of prostate cancer and for breast cancer. The Company has completed the Phase 3 AFFIRM trial in the latest stage prostate cancer patients – those who have already failed docetaxel-based chemotherapy – and is conducting an additional Phase 3 trial, two Phase 2 trials and a Phase 1 trial in men with earlier stages of prostate cancer, and a Phase 1 trial in individuals with breast cancer.

The Company has not generated any revenue from product sales to date. The Company has funded its operations primarily through private and public offerings of its common stock, the issuance of convertible debt and from the up-front, development milestone and cost-sharing payments under the Astellas Collaboration Agreement and its former collaboration agreement with Pfizer. The Company has incurred cumulative net losses of $249.9 million through March 31, 2012 and it expects to incur substantial additional losses for the foreseeable future as it pursues regulatory approval for, and, if approved, commercial launch of enzalutamide and continues to finance clinical and preclinical studies of its existing and potential future product candidates and its corporate overhead costs.

The Company reported net income of $0.4 million for the three months ended March 31, 2012 due to the acceleration of the recognition of revenue previously deferred under its former collaboration agreement with Pfizer, which was terminated in January 2012. The Company expects to return to a net loss position in the second or third quarter of 2012 after all remaining unamortized deferred revenue from the former Pfizer collaboration agreement has been recognized. The Company reported negative cash flows from operations during the three months ended March 31, 2012, and expects to incur continued negative cash flows from operations for the foreseeable future.

At March 31, 2012, the Company had $380.1 million of cash, cash equivalents and short-term investments to fund its operations. On March 19, 2012, the Company completed the sale of $258.8 million of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes. The Company received cash proceeds from the sale of the Convertible Notes totaling $251.0 million, net of $7.8 million of underwriters’ discounts. Additional information regarding the Convertible Notes is included in Note 5, “Convertible Senior Notes Due 2017.”

(a) Astellas Collaboration Agreement

The Company entered into a collaboration agreement with Astellas in October 2009, pursuant to which it received a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company subsequently received development milestone payments of $10.0 million and $3.0 million in the fourth quarter of 2010 and the second quarter of 2011, respectively. The Company recorded development and commercialization cost-sharing payments from Astellas totaling $13.3 million and $9.8 million during the three months ended March 31, 2012 and 2011, respectively, pursuant to the terms of the Astellas Collaboration Agreement, which is discussed further in Note 3, “Collaboration Agreements.” The Company refers to its collaboration agreement with Astellas as the Astellas Collaboration Agreement.

In November 2011, the Company reported positive results from a planned interim analysis of its Phase 3 AFFIRM trial in advanced prostate cancer patients previously treated with docetaxel-based chemotherapy. In February 2012, the Company reported further positive results from the AFFIRM trial at the American Society of Clinical Oncology’s 2012 Genitourinary Cancers Symposium. Based on the positive results from the AFFIRM trial, the Company elected to exercise its right under the Astellas Collaboration Agreement to co-promote enzalutamide in the U.S. market. Should enzalutamide receive marketing approval, the Company will provide 50% of the sales and medical affairs field forces supporting enzalutamide in the U.S. market.

(b) Former Collaboration Agreement with Pfizer

The Company entered into a collaboration agreement with Pfizer Inc., or Pfizer, in October 2008, pursuant to which it received a non-refundable, up-front cash payment of $225.0 million in the fourth quarter of 2008. The Company recorded development and commercialization cost-sharing payments from Pfizer totaling $1.3 million and $4.9 million during the three months ended March 31, 2012 and 2011, respectively, pursuant to the terms of the collaboration agreement, which is discussed further in Note 3, “Collaboration Agreements.”

In January 2012, the Company reported negative top line results from its Phase 3 CONCERT trial of its former product candidate dimebon in patients with mild-to-moderate Alzheimer’s disease. The Company previously had reported negative top line results from its Phase 3 CONNECTION trial of dimebon in patients with mild-to-moderate Alzheimer’s disease and its Phase 3 HORIZON trial of dimebon in patients with Huntington disease. In January 2012, Pfizer exercised its right to terminate the collaboration agreement and the Company and Pfizer discontinued the development of dimebon for all indications as discussed further in Note 3, “Collaboration Agreements.” The Company refers to its collaboration agreement with Pfizer as the former collaboration agreement with Pfizer.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial condition, results of operations and cash flows for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The preparation of unaudited consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to estimates and impact future operating results.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or SEC, on February 29, 2012.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Medivation Neurology, Inc., Medivation Prostate Therapeutics, Inc. and Medivation Technologies, Inc. All intercompany transactions and balances have been eliminated in consolidation. The Company operates in one business segment.

All tabular disclosures of dollar amounts are presented in thousands. All share and per share amounts are presented at their actual amounts.

(b) Significant Accounting Policies

Reference is made to Note 2, “Summary of Significant Accounting Policies,” included in the notes to the Company’s audited consolidated financial statements in its Annual Report. As of the date of the filing of this Quarterly Report on Form 10-Q, or the Quarterly Report, there were no significant changes to the significant accounting policies described in the Company’s Annual Report, except those indicated in the following paragraphs.

Convertible Notes

The debt and equity components of the Company’s Convertible Notes have been bifurcated and accounted for separately based on the authoritative guidance in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 470-20, “Debt with Conversion and Other Options.” The debt component of the Convertible Notes, which excludes the associated equity conversion feature, was recorded at fair value on the issuance date. The equity component, representing the difference between the aggregate principal amount of the Convertible Notes and the fair value of the debt component, was recorded in additional paid-in capital on the consolidated balance sheet. The discounted carrying value of the Convertible Notes resulting from the bifurcation will be subsequently accreted to its principal amount through the recognition of non-cash interest expense.

Costs related to the issuance of the Convertible Notes, consisting primarily of investment banking, legal and other professional fees were allocated to the debt and equity components of the Company’s Convertible Notes in proportion to the allocation of the principal. Amounts allocated to the debt component were capitalized and are being amortized as non-cash interest expense using the effective yield method over the five-year contract term of the Convertible Notes. Amounts allocated to the equity component were recorded against additional paid-in capital.

Additional information regarding the Convertible Notes is included in Note 5, “Convertible Senior Notes Due 2017.”

(c) Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” with an objective of increasing the prominence of items reported in other comprehensive income, or OCI. This amendment provides companies with the option to present the total of comprehensive income, the components of net income and the components of OCI in either a single continuous statement of comprehensive income or in two separate but continuous statements. In addition, companies must present on the face of the financial statements items reclassified from OCI to net income in the section of the financial statements where the components of net income and OCI are presented, regardless of the option selected to present comprehensive income. The amended guidance related to the presentation of comprehensive income is applicable retrospectively and is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, which defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI to enable the FASB time to re-deliberate the presentation requirements. The Company adopted this amended guidance retrospectively as of January 1, 2012. The adoption of this amended guidance impacted disclosure only and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The Company adopted this amended guidance as of January 1, 2012. The adoption of this amended guidance impacted disclosure only and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 — COLLABORATION AGREEMENTS

(a) Collaboration Agreement with Astellas

The Company entered into a collaboration agreement with Astellas in October 2009. Under the Astellas Collaboration Agreement, the Company and Astellas agreed to collaborate on the development of enzalutamide for the United States market, including associated regulatory filings with the U.S. Food and Drug Administration, or the FDA. Based on the positive results from the AFFIRM trial, the Company elected to exercise its right under the Astellas Collaboration Agreement to co-promote enzalutamide in the U.S. market. Should enzalutamide receive marketing approval by the FDA, following such approval and the launch of enzalutamide in the United States, the Company and Astellas will co-promote enzalutamide in the United States and each will provide 50% of the sales and medical affairs field forces supporting enzalutamide in the U.S. market. Astellas is responsible for development of, seeking regulatory approval for and commercialization of enzalutamide outside the United States. Astellas will be responsible for commercial manufacture of enzalutamide on a global basis. Both the Company and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as enzalutamide for the treatment of specified indications for a specified time period, subject to certain exceptions.

The Company and Astellas share equally the costs and expenses of developing and commercializing enzalutamide for the United States market, except that (a) development costs for studies useful in both the United States market and either Europe or Japan are shared two-thirds by Astellas and one-third by the Company, and (b) both the Company and Astellas will be responsible for all commercialization costs incurred in fielding and supporting their respective sales and marketing teams and will be entitled to receive a fee for each detail made by their respective sales forces. The Company and Astellas will share profits (or losses) resulting from the commercialization of enzalutamide in the United States equally. Outside the United States, Astellas will bear all development and commercialization costs and will pay the Company tiered, double-digit royalties on the aggregate net sales of enzalutamide.

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

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. As of March 31, 2012, the Company had received an aggregate of $13.0 million in development milestone payments under the Astellas Collaboration Agreement. Should the FDA or European Medicines Agency accept for filing an NDA or marketing authorization application, respectively, seeking approval of enzalutamide in post-chemotherapy advanced prostate cancer patients based on the positive results from the AFFIRM trial, the Company would be entitled to a $10.0 million and a $5.0 million milestone payment, respectively, under the Astellas Collaboration Agreement. In addition, should the NDA be approved by the FDA or the marketing authorization application be approved by the European regulators, the Company would be entitled to a $30.0 million and a $15.0 million milestone payment, respectively, from Astellas. The Company is required to share 10% of the up-front and development milestone payments received under the Astellas Collaboration Agreement with The Regents of the University of California, or UCLA, pursuant to the terms of its enzalutamide license agreement. The Company and Astellas each are permitted to terminate the Astellas Collaboration Agreement for an uncured material breach by, or the insolvency of, the other party. Astellas has a right to terminate the Astellas Collaboration Agreement unilaterally by advance written notice to the Company, but except in certain specific circumstances, generally cannot exercise that termination right until the first anniversary of enzalutamide’s first commercial sale. Following any termination of the Astellas Collaboration Agreement in its entirety, all rights to develop and commercialize enzalutamide will revert to the Company, and Astellas will grant a license to the Company to enable the Company to continue such development and commercialization. In addition, except in the case of a termination by Astellas for an uncured material breach, Astellas will supply enzalutamide to the Company during a specified transition period.

(b) Former Collaboration Agreement with Pfizer

The Company entered into a collaboration agreement with Pfizer in October 2008. Under the terms of the agreement, the Company and Pfizer agreed to collaborate on the development of dimebon for Alzheimer’s disease and Huntington disease for the United States market, including associated regulatory filings with the FDA. Pfizer paid the Company a non-refundable, up-front cash payment of $225.0 million in the fourth quarter of 2008 pursuant to the terms of the agreement. Under the terms of the former collaboration agreement with Pfizer, the Company and Pfizer shared the costs and expenses of developing and commercializing dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share.

In January 2012, the Company reported negative top line results from its Phase 3 CONCERT trial of its former product candidate dimebon in patients with mild-to-moderate Alzheimer’s disease. The Company previously had reported negative top line results from its Phase 3 CONNECTION trial of dimebon in patients with mild-to-moderate Alzheimer’s disease and its Phase 3 HORIZON trial of dimebon in patients with Huntington disease. On January 16, 2012, Pfizer exercised its right to terminate the collaboration agreement and the Company and Pfizer discontinued development of dimebon for all indications. During the ensuing 180 days from Pfizer’s termination notification to the Company, the Company and Pfizer will work to wind down their remaining collaboration activities. Accordingly, the Company revised its estimate of the remaining performance period under its former collaboration agreement with Pfizer. The Company expects the performance period to conclude in the third quarter of 2012.

(c) Deferred Revenue and Collaboration Revenue

The Company records non-refundable, up-front payments under its current and former collaboration agreements as deferred revenue and recognizes these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period. Milestone payments earned by the Company under its collaboration agreements are recognized as revenue in their entirety in the period in which the underlying milestone event is achieved, except that any milestone payments triggered by events that occur during the performance period and do not qualify as substantive milestones are recorded as deferred revenue and recognized as revenue on a straight-line basis over the expected performance period. Under the Astellas Collaboration Agreement, the Company is eligible to receive profit sharing payments on sales of products in the U.S. and royalties on sales of products outside of the U.S. The Company will recognize any revenue from these events based on the revenue recognition criteria set forth in ASC 605-10-25-1, “Revenue Recognition.” At March 31, 2012, the Company estimates that its performance period under the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer will be completed in the fourth quarter of 2014 and in the third quarter of 2012, respectively.

Through March 31, 2012, the Company has received an aggregate of $123.0 million of non-refundable, up-front and development milestone payments under the Astellas Collaboration Agreement and $225.0 million of non-refundable, up-front payments under its former collaboration agreement with Pfizer. Deferred revenue consisted of the following:

	March 31, 2012	December 31, 2011
Current portion:
Deferred revenue from Astellas	$23,747	$23,747
Deferred revenue from Pfizer	41,142	36,015

Total	$64,889	$59,762

Long-term portion:
Deferred revenue from Astellas	$41,557	$47,494
Deferred revenue from Pfizer	—	36,015

Total	$41,557	$83,509

Collaboration revenue recognized with respect to the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer consisted of the following:

	Three months ended March 31,
	2012	2011
Collaboration revenue from Astellas	$5,937	$5,705
Collaboration revenue from Pfizer	30,888	9,004

Total	$36,825	$14,709

(d) Cost-Sharing Payments

Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, the Company and its collaboration partners share certain development and commercialization costs in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall development and commercialization costs incurred. The Company’s policy is to account for cost-sharing payments to its collaboration partners as increases in expense in its consolidated statements of operations, while cost-sharing payments by its collaboration partners to the Company are accounted for as reductions in expense. Cost-sharing payments related to development activities and commercialization activities are recorded in research and development expenses and selling, general and administrative expenses, respectively.

The Company recorded development cost-sharing payments from Astellas and Pfizer, and corresponding reductions in research and development expenses as follows:

	Three months ended March 31,
	2012	2011
Development cost-sharing payments from Astellas	$14,115	$9,887
Development cost-sharing payments from Pfizer	1,327	4,915

Total	$15,442	$14,802

The Company recorded commercialization cost-sharing payments (to) from Astellas and Pfizer, and corresponding (increases) reductions in selling, general and administrative expenses as follows:

	Three months ended March 31,
	2012	2011
Commercialization cost-sharing payments to Astellas	$(816)	$(68)
Commercialization cost-sharing payments from Pfizer	4	13

Total	$(812)	$(55)

NOTE 4 — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of restricted stock units and performance share awards, stock appreciation rights, warrants and shares to be issued upon conversion of convertible debt.

The Company uses the “if-converted” method in calculating the diluted earnings per common share effect of the assumed conversion of the Convertible Notes because they can be settled in stock, cash or a combination thereof. Under the “if converted” method, interest expense related to the Convertible Notes is added back to net income, and the Convertible Notes are assumed to have been converted into common shares at the beginning of the period (or the issuance date) in periods in which there would be a dilutive effect. For the three months ended March 31, 2012, the impact of the Convertible Notes has been excluded from the calculation of diluted earnings per common share because the effect of their inclusion would have been anti-dilutive.

In periods where the Company reported a net loss, all common stock equivalents and convertible securities are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal.

The following table reconciles the denominator used to calculate diluted earnings (loss) per common share:

	Three months ended March 31,
	2012	2011
Numerator:
Net income (loss)	$440	$(8,452)

Denominator:
Weighted-average common shares, basic	35,953,664	34,662,648
Dilutive effect of common stock equivalents	2,696,069	—

Weighted-average common shares, diluted	38,649,733	34,662,648

	Three months ended March 31,
	2012	2011
Earnings (loss) per common share- basic	$0.01	$(0.24)

Earnings (loss) per common share- diluted	$0.01	$(0.24)

NOTE 5— CONVERTIBLE SENIOR NOTES DUE 2017

On March 19, 2012, the Company completed the sale of $258.8 million aggregate principal amount of Convertible Notes, pursuant to an underwriting agreement with Citigroup Global Markets Inc., as the representative of several underwriters. The Convertible Notes bear interest at a rate of 2.625% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2012. The Convertible Notes mature on April 1, 2017, unless earlier converted, redeemed or repurchased in accordance with their terms. The Convertible Notes are general senior unsecured obligations and rank (1) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes, (2) equal in right of payment to any of the Company’s future indebtedness and other liabilities of the Company that are not so subordinated, (3) junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness and (4) structurally junior to all future indebtedness incurred by the Company’s subsidiaries and their other liabilities (including trade payables).

Prior to April 6, 2015, the Convertible Notes are not redeemable. On or after April 6, 2015, the Company may redeem for cash all or a part of the Convertible Notes if the closing sale price of its common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day preceding the date it provides notice of the redemption exceeds 130% of the conversion price in effect on each such trading day, subject to certain conditions. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding the redemption date. If a fundamental change (as defined in the Indenture) occurs prior to the maturity date, holders may require the Company to purchase for cash all or any portion of the Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

Holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding January 1, 2017 only upon the occurrence of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) upon the occurrence of specified corporate events; or (4) if the Company calls any Convertible Notes for redemption, at any time until the close of business on the second business day preceding the redemption date. On or after January 1, 2017 until the close of business on the second business day immediately preceding the stated maturity date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances. At March 31, 2012, the Convertible Notes were not convertible.

Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock at the Company’s election. The initial conversion rate of 9.7586 shares of common stock per $1,000 principal amount of the Convertible Notes is equivalent to a conversion price of approximately $102.47 per share of common stock. The conversion rate is subject to adjustment in certain events, such as distribution of dividends and stock splits. In addition, upon a Make-Whole Adjustment Event (as defined in the Indenture), the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Convertible Notes in connection with such Make-Whole Adjustment Event.

The debt and equity components of the Convertible Notes have been bifurcated and accounted for separately based on the authoritative accounting guidance in ASC 470-20, “Debt with Conversion and Other Options.” The $258.8 million aggregate principal amount of Convertible Notes was bifurcated between the debt component ($187.1 million) and the equity component ($71.7 million). The amount allocated to the debt component of $187.1 million was estimated based on the fair value of similar debt instruments that do not include an equity conversion feature. The Convertible Notes were recorded at an initial carrying value of $187.1 million, net of $71.7 million in debt discount. The debt discount will be accreted to the carrying value of the Convertible Notes as non-cash interest expense utilizing the effective yield amortization method over the period ending on April 1, 2017, the estimated life of the Convertible Notes, which is the scheduled maturity date of the Convertible Notes. Debt discount amortized during the three months ended March 31, 2012 was $0.4 million. At March 31, 2012, the carrying value of the Convertible Notes was $187.5 million, net of $71.3 million of unamortized debt discount.

The Company incurred Convertible Note issuance costs of $8.3 million, consisting primarily of investment banking, legal and other professional fees. These issuance costs were allocated to the debt component ($6.0 million) and the equity component ($2.3 million) in proportion to the allocation of the Convertible Note proceeds. The $6.0 million of issuance costs allocated to the debt component was capitalized and will be amortized as non-cash interest expense utilizing the effective yield amortization method over the period ending on the scheduled maturity date of the Convertible Notes. The $2.3 million of issuance costs allocated to the equity component was charged to additional paid-in capital.

After giving effect to the bifurcation described above, the effective interest rate on the Convertible Notes was 10.7% for the three months ended March 31, 2012. The Company recognized total interest expense of $0.6 million for the three months ended March 31, 2012, consisting of $0.2 million of cash interest expense based on the 2.625% coupon rate of the Convertible Notes and non-cash interest expense of $0.4 million related to the amortization of the debt discount and debt issuance costs.

The following table includes the interest expense recorded in the Company’s consolidated statement of operations for the three months ended March 31, 2012 and the interest expense that is expected to be recorded in the Company’s consolidated statements of operations for each of the periods presented in which the Convertible Notes remain outstanding.

	Interest at Coupon Rate of 2.625%	Non-Cash Amortization of Debt Discount	Non-Cash Amortization of Debt Issuance Costs	Total Interest Expense
Actual interest expense for the three months ended March 31, 2012	$226	$357	$2	$585

Expected interest expense for:
Remainder of 2012	$5,094	$8,557	$740	$14,391
2013	6,792	12,409	1,033	20,234
2014	6,792	13,737	1,144	21,673
2015	6,792	15,207	1,266	23,265
2016	6,792	16,901	1,407	25,100
2017	1,699	4,487	374	6,560

Total	$33,961	$71,298	$5,964	$111,223

NOTE 6 — STOCK-BASED COMPENSATION

(a) Medivation Equity Incentive Plan

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

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2011	4,301,808	$18.34
Granted	251,378	$57.92
Exercised	(477,858)	$14.22
Forfeited	(26,088)	$26.19

Outstanding at March 31, 2012	4,049,240	$21.24	6.99	$216.6

Vested and exercisable at March 31, 2012	2,427,021	$17.52	5.80	$138.8

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying awards and the closing stock price per share of $74.72 of the Company’s common stock on March 30, 2012. The amount is presented in millions.

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, expected stock option term, expected dividend yield and expected risk-free rates of return. The following presents the assumptions used to estimate the fair value of stock options granted during the periods presented:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.99-1.01%	2.33-2.34%
Estimated term (in years)	5.48	5.99
Estimated volatility	73%	81%
Estimated dividend yield	None	None
Weighted-average grant-date fair value per share of options granted	$35.78	$11.07

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2011	101,617	$14.35
Granted	32,903	$46.39
Forfeited	(4,597)	$25.02

Unvested at March 31, 2012	129,923	$22.08

Performance Share Awards

The Company granted performance share awards in 2011 to certain employees pursuant to the terms of the Medivation Equity Incentive Plan. The terms of the performance share awards provide for base case and upside case numbers of shares eligible to be earned based on the level of achievement of specified performance objectives related to commercial product sales and timelines.

The performance shares under the awards will be earned, if at all, upon determination by the Compensation Committee of the Board of Directors, or the Committee, of actual achievement of performance objectives, subject to specified change of control exceptions. Each recipient of a performance share award must remain an employee of the Company through the date the Committee determines actual performance has been achieved in order to earn the performance shares eligible under the award. Each performance share award is convertible into one share of the Company’s common stock upon the achievement of the performance objective. The base and upside case numbers of shares eligible to be earned under the performance share awards are set forth below. The number of performance shares eligible to be earned at the upside case level is based on achievement of the applicable performance objective by a specified date, and the number of performance shares eligible to be earned at the base case level is based on the achievement of the performance objective during the ten year term of the performance share awards. The following summarizes the performance share awards outstanding and eligible to be earned at March 31, 2012:

	Base Case Achievement	Upside Case Achievement
Performance shares eligible to be earned	20,835	41,666

Stock-based compensation expense associated with performance share awards is based on the grant date fair value of the Company’s common stock and is recognized based on the probable outcome of the performance conditions, which are evaluated quarterly. No stock-based compensation expense with respect to the performance shares was recognized during the three months ended March 31, 2012.

Stock Appreciation Rights

The Company has granted stock appreciation rights to certain employees pursuant to the terms of the Medivation Equity Incentive Plan. Stock appreciation rights give the holder the right, upon exercise, to receive the difference between the market price per share of the Company’s common stock at the time of exercise and the exercise price of the stock appreciation right. The exercise price of the stock appreciation right is equal to the market price of the Company’s common stock at the date of the grant. Until such time, if any, that the Company’s stockholders approve an increase to the number of shares of common stock available pursuant to the Medivation Equity Incentive Plan, the stock appreciation rights may be settled only in cash; following such approval, if it occurs, the stock appreciation rights may be settled only in the Company’s common stock.

The following table summarizes stock appreciation rights activity for the three months ended March 31, 2012:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2011	262,800	$48.79
Granted	193,700	$46.39

Outstanding at March 31, 2012	456,500	$47.77	9.72	$12.3

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying awards and the closing stock price per share of $74.72 of the Company’s common stock on March 30, 2012. The amount is presented in millions.

The Company records compensation expense for cash-settled stock appreciation rights based on the estimated fair value on the date of grant using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, expected term, expected dividend yield and risk-free interest rate. Cash-settled stock appreciation rights are liability-classified awards for which compensation expense and the liability are remeasured at each interim reporting date until they are settled based upon the portion of the requisite service period rendered, using a revised Black-Scholes valuation. The fair value of each cash-settled stock appreciation right was estimated on the date of the grant, and was remeasured at March 31, 2012, using the Black-Scholes valuation model with the following assumptions:

	Stock Appreciation Rights Granted During the Three Months Ended March 31, 2012	Remeasurement as of March 31, 2012
Risk-free interest rate	1.01%	1.18%
Estimated term (in years)	5.48	5.48
Estimated volatility	73%	73%
Estimated dividend yield	None	None

The weighted-average fair value per share of cash-settled stock appreciation rights granted during the three months ended March 31, 2012 was $28.67. The weighted average fair value per share of all cash-settled stock appreciation rights outstanding as of the remeasurement date of March 31, 2012 was $52.45. As of March 31, 2012, no cash-settled stock appreciation rights were exercisable.

Stock-Based Compensation

Stock-based compensation expense was as follows:

	Three months ended March 31,
	2012	2011
Stock-based compensation expense recognized as:
Research and development expense	$2,437	$2,070
Selling, general and administrative expense	1,899	1,544

Total	$4,336	$3,614

Unrecognized stock-based compensation expense associated with stock options, RSUs and stock appreciation rights totaled $45.1 million at March 31, 2012 and is expected to be recognized over a weighted-average period of 3.16 years.

NOTE 7 — FAIR VALUE DISCLOSURES

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

The following table presents the Company’s cash equivalents and short-term investments, as well as the hierarchy for its financial instruments measured at fair value on a recurring basis:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
March 31, 2012:
Cash equivalents:
U.S. Treasury bills (1)	$49,994	$49,994
Money market funds	$45,396	$45,396	—	—
Short-term investments:
U.S. Treasury bills	$199,939	$199,939	—	—
December 31, 2011:
Cash equivalents:
Money market funds	$44,044	$44,044	—	—
Short-term investments:
U.S. Treasury bills	$74,996	$74,996	—	—

(1)	Includes a $50.0 million U.S. Treasury bill maturing within ninety days of March 31, 2012 and classified as a cash equivalent on the consolidated balance sheet.

At March 31, 2012, the amortized cost and gross unrealized loss for available-for-sale securities consisting of U.S. Treasury bills maturing in May, July and September of 2012, were $199.9 million and $0.1 million, respectively. At December 31, 2011, the amortized cost and gross unrealized gain for available-for-sale securities, consisting of U.S. Treasury bills maturing in January 2012 and May 2012, were $75.0 million and $0.0 million, respectively.

In the table below, the Company has presented the fair value of other financial instruments that are not measured at fair value on a recurring basis.

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
March 31, 2012:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$84,757	$84,757	—	—
Liabilities:
Convertible Notes	$272,658		$272,658
December 31, 2011:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$26,092	$26,092	—	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivables from collaboration partners, accounts payable and accrued expenses approximate their carrying value. The estimated fair value of the Company’s Convertible Notes, including the equity component, was $272.7 million at March 31, 2012 and was calculated as the face amount of the Company’s Convertible Notes of $258.8 million multiplied by 1.05375, reflecting the last trading price of the Company’s Convertible Notes on March 30, 2012 of $1.05375.

NOTE 8 — ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
Clinical and preclinical trials	$25,663	$21,453
Payroll and payroll-related	4,187	1,112
Accrued interest on Convertible Notes	226	—
Other professional services	3,812	1,449

Total	$33,888	$24,014

NOTE 9 — INCOME TAXES

The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-20, “Interim Income Tax Accounting,” whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). The Company’s tax expense for the three months ended March 31, 2012 was not significant, and represented interest expense related to its reserves for uncertain income tax positions. The Company recorded a tax benefit of $0.9 million for the three months ended March 31, 2011. The tax benefit was primarily due to the Company’s ability to carry back its anticipated 2011 federal income tax loss to the prior two tax years.

Based upon the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses since inception and expected continuing net loss, the Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

The majority of the Company’s historical operating lease payments relate to its corporate headquarters and laboratory space. The Company’s corporate headquarters are currently located at 201 Spear Street, San Francisco, California, where it leases approximately 34,000 square feet of office space pursuant to lease agreements that expire in July 2012 and May 2013. The Company also leases approximately 9,000 square feet of laboratory space in India pursuant to a lease agreement that expires in December 2015.

In December 2011, the Company entered into a non-cancelable lease agreement for approximately 57,000 square feet of office space located at 525 Market Street, San Francisco, California, which is intended to serve as its future corporate headquarters. The term of the lease is seven years. The Company has an option to extend the term of the lease for an additional five years. As part of the lease agreement, the Company received a tenant improvement allowance of $2.4 million. The Company recorded the allowance as deferred rent and associated capital expenditures as leasehold improvements that will be amortized over the shorter of their useful life or the term of the lease. In connection with the execution of the lease, the Company delivered to the lessor a letter of credit collateralized by restricted cash totaling $5.1 million.

In February 2012, the Company entered into a non-cancelable lease agreement for approximately 15,000 square feet of office space located in Oakbrook Terrace, Illinois, which is intended to serve as its future commercial headquarters. The Company selected this location for its commercial headquarters based on its proximity to the Company’s collaboration partner, Astellas. The term of the lease is seven years and seven months. As part of the lease agreement, the Company received a tenant improvement allowance of $0.8 million. The Company recorded the allowance as deferred rent and associated capital expenditures as leasehold improvements that will be amortized over the shorter of their useful life or the term of the lease. In connection with the execution of the lease, the Company delivered to the lessor a letter of credit collateralized by restricted cash totaling $0.8 million.

The future minimum rentals under the Company’s non-cancelable operating leases at March 31, 2012 were as follows:

Years ending December 31,	Annual Payments
2012 (remainder of year)	$2,970
2013	5,080
2014	4,836
2015	4,901
2016	3,586
2017 and after	8,769

Total	$30,142

In addition to the future minimum rental payments included in the table above, certain lease agreements also require the Company to make additional payments during the lease term for taxes, insurance, and other operating expenses.

(b) Litigation

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired the Company’s common stock between September 21, 2006 and March 2, 2010. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated amended complaint, which was dismissed without prejudice as to all defendants in August 2011. The lead plaintiff filed a second amended complaint in November 2011. On March 22, 2012, the court dismissed the second amended complaint with prejudice and entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the United States Circuit Court of Appeals for the Ninth Circuit on April 20, 2012. Lead plaintiff’s opening brief is currently due on July 30, 2012.

The lawsuit is subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is inherently uncertain, and the Company could be forced to expend significant resources in the defense of the suit and it may not prevail. The Company has not established any reserve for any potential liability relating to this lawsuit. The Company’s management believes that the Company has meritorious defenses and intends to defend the lawsuit vigorously. The Company believes it is entitled to coverage under its relevant insurance policies, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

NOTE 11 — PROCEEDS FROM STOCKHOLDER SECURITIES LAW SETTLEMENT

In the quarter ended March 31, 2011, the Company received net proceeds of $3.0 million from a securities law settlement involving trades in the Company’s stock by an unaffiliated stockholder. The Company recognized this amount in its financial statements through a credit to additional paid-in capital, with no impact to the Company’s statement of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K, or Annual Report, for the year ended December 31, 2011. The following discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words, or negatives of such terms. The forward-looking statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) the effects of competing and alternative treatments on patient enrollment and retention in and the results of our ongoing and planned clinical trials, including our ongoing PREVAIL trial, (2) our ability to successfully launch and obtain reimbursement on acceptable terms for enzalutamide (formerly MDV3100), and to compete successfully against approved agents proven to extend life, should enzalutamide receive marketing approval for post-chemotherapy advanced prostate cancer patients; (3) our ability to successfully conduct clinical and preclinical trials for our product candidates, (4) our ability to obtain and maintain required regulatory approvals to develop and market our product candidates, (5) our ability to raise additional capital on favorable terms, including any such additional capital that we may be required to raise to repurchase or refinance our outstanding indebtedness, (6) our ability to execute our development plan on time and on budget, (7) our ability to obtain commercial partners and maintain our relationships with our current and/or potential partners, (8) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (9) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. Together with our collaboration partner, Astellas Pharma, Inc., or Astellas, we are developing enzalutamide (formerly MDV3100) for multiple stages of prostate cancer and for breast cancer. We have successfully completed the Phase 3 AFFIRM trial in the latest stage prostate cancer patients—those who have already failed docetaxel-based chemotherapy—and we are conducting an additional Phase 3 trial, two Phase 2 trials and a Phase 1 trial in men with earlier stages of prostate cancer, and a Phase 1 trial in individuals with breast cancer. Based on the positive results of the AFFIRM trial, we have exercised our right under our collaboration agreement with Astellas, or the Astellas Collaboration Agreement, to co-promote enzalutamide in the U.S., should it receive marketing approval. We have completed a pre-new drug application, or NDA, meeting with the U.S. Food and Drug Administration, or FDA, and expect to submit an NDA seeking marketing approval for enzalutamide in post-chemotherapy advanced prostate cancer patients in the second quarter of 2012. The FDA previously granted us Fast Track status for the post-chemotherapy indication, and we expect to request priority review for our planned NDA submission. We also expect to submit a marketing authorization application for post-chemotherapy advanced prostate cancer patients in Europe in 2012.

In October 2009, we entered into the Astellas Collaboration Agreement. Under the terms of the agreement, we and Astellas share equally the costs of developing and commercializing enzalutamide for the United States market (subject to the exceptions noted below), and we and Astellas will share equally profits (or losses) resulting from the commercialization of enzalutamide in the United States. Costs of clinical trials supporting development in both the United States and in either Europe or Japan are borne two-thirds by Astellas and one-third by us. Both we and Astellas will be responsible for all costs incurred in fielding and supporting our respective sales and marketing teams and each of us will be entitled to receive a fee for each detail made by our respective sales forces. Outside the United States, Astellas will bear all development and commercialization costs and will pay us tiered, double-digit royalties on the aggregate net sales of enzalutamide.

In January 2012, we reported negative top line results from our Phase 3 CONCERT trial of our former product candidate dimebon in patients with mild-to-moderate Alzheimer’s disease. We previously had reported negative top line results from our Phase 3 CONNECTION trial of dimebon in patients with mild-to-moderate Alzheimer’s disease and our Phase 3 HORIZON trial of dimebon in patients with Huntington disease. In January 2012, Pfizer, Inc., or Pfizer, exercised its right to terminate our collaboration agreement for the development and commercialization of dimebon and we and Pfizer discontinued development of dimebon for all indications. During the ensuing 180 days from Pfizer’s termination notice, we and Pfizer will work to wind down our respective remaining collaboration activities.

Our Enzalutamide Program

We have obtained an exclusive, worldwide commercial license to enzalutamide and a related family of novel small molecules. Recent developments with respect to our completed and ongoing enzalutamide clinical trials are included below.

Completed Clinical Trials

Phase 3 AFFIRM Trial

In November 2011, we reported positive results from a planned interim analysis of the AFFIRM trial, a randomized, double-blind Phase 3 trial evaluating enzalutamide (160 mg orally once daily) versus placebo in 1,199 patients with advanced prostate cancer who had previously failed docetaxel-based chemotherapy. The primary endpoint of the AFFIRM trial was overall survival. The Independent Data Monitoring Committee, or IDMC, overseeing the AFFIRM trial determined that enzalutamide demonstrated a clinically meaningful and statistically significant (p<0.0001) improvement in overall survival compared to placebo, and as a result recommended that the study be stopped early and men who received placebo be offered enzalutamide. The IDMC informed us that 1) enzalutamide produced a 4.8-month advantage in median survival compared to placebo; 2) the estimated median survival for men treated with enzalutamide was 18.4 months compared to 13.6 months for men treated with placebo; and 3) enzalutamide provided a 37% reduction in risk of death compared to placebo (hazard ratio = 0.631). The IDMC further determined, considering the observed safety profile, that enzalutamide demonstrated a favorable risk-to-benefit ratio sufficient to stop the study.

In February 2012, we reported further results from the AFFIRM trial at the American Society of Clinical Oncology’s 2012 Genitourinary Cancers Symposium, or ASCO GU. In addition to confirming the results reported in November 2011, we reported that enzalutamide had achieved all of the trial’s secondary endpoints with strong statistical significance and was well tolerated. As compared to patients taking placebo, enzalutamide patients in the AFFIRM trial experienced longer median radiographic progression-free survival (8.3 versus 2.9 months; p<0.0001; hazard ratio = 0.404), a higher soft tissue response rate (28.9% versus 3.8%; p<0.0001), and longer median time to prostate specific antigen, or PSA, progression (8.3 versus 3.0 months; p<0.0001; hazard ratio = 0.249). PSA declines of 50% or greater were more common in the enzalutamide group than in the placebo group (54.0% versus 1.5%; p<0.0001), as were PSA declines of 90% or greater (24.8% versus 0.9%; p<0.0001).

Enzalutamide was well tolerated in the AFFIRM trial. Common side effects included fatigue, diarrhea and hot flush. Serious adverse events, adverse events causing patients to stop treatment, and adverse events causing death all were lower in the enzalutamide group than in the placebo group. Serious side effects of interest were fatigue (6.3% in the enzalutamide group versus 7.3% in the placebo group), cardiac disorders (0.9% versus 2.0%) including myocardial infarction (0.3% versus 0.5%), seizure (0.6% versus 0.0%) and liver function test abnormalities (0.4% versus 0.8%). The median period during which AFFIRM patients were followed for safety issues was more than twice as long for enzalutamide patients (9.3 months) as compared to placebo patients (3.8 months).

Based on the positive results from the AFFIRM trial, we elected to exercise our right under the Astellas Collaboration Agreement to co-promote enzalutamide in the U.S. market. Should enzalutamide receive marketing approval, we will provide 50% of the sales and medical affairs support for enzalutamide in the U.S. market.

We have completed a pre-NDA meeting with the FDA, and expect to submit an NDA seeking marketing approval for enzalutamide in post-chemotherapy advanced prostate cancer patients in the second quarter of 2012. The FDA previously granted Fast Track designation for the development of enzalutamide in the post-chemotherapy indication, a designation that is reserved for development programs that the FDA determines to be for a life-threatening condition with unmet medical need. Receipt of Fast Track designation enables us to request that the FDA grant us priority review for our anticipated NDA in post-chemotherapy advanced prostate cancer patients. In considering requests for priority review, the FDA applies the same standard it uses to award Fast Track designation. We also expect to submit a marketing authorization application for post-chemotherapy advanced prostate cancer patients in Europe in 2012.

Ongoing Clinical Trials

Phase 3 PREVAIL Trial

PREVAIL is a randomized, double-blind, placebo-controlled Phase 3 trial evaluating enzalutamide (160 mg once daily) versus placebo in approximately 1,700 patients with advanced prostate cancer who have not been previously treated with chemotherapy. The co-primary endpoints are progression-free survival and overall survival. We began enrollment in the PREVAIL trial in September 2010 and expect to reach our enrollment goal in May 2012, although we may choose to continue enrollment in select Asian countries.

Phase 2 TERRAIN Trial

TERRAIN is a randomized, double-blind Phase 2 trial evaluating enzalutamide versus bicalutamide, the leading commercially available anti-androgen drug, in approximately 370 advanced prostate cancer patients who have progressed following medical castration with a luteinizing hormone releasing hormone analog drug or surgical castration. The primary endpoint is progression-free survival. We began enrollment in the TERRAIN trial in March 2011.

Phase 2 Hormone-Naïve Trial

We completed enrollment in an open label Phase 2 trial evaluating enzalutamide in 67 men with advanced prostate cancer who have not had any previous hormonal treatment. This is the first trial to examine the effects of enzalutamide in the earlier-stage population of advanced prostate cancer patients who have not yet undergone medical or surgical castration. The primary endpoint in the trial is PSA response.

Phase 1 Combination Trial

We initiated patient enrollment in a study evaluating the safety, tolerability and pharmacokinetics of enzalutamide in combination with docetaxel in 18 patients with advanced prostate cancer.

Phase 1 Breast Cancer Trial

In April 2012, we initiated patient recruitment in an open-label Phase 1 study, including a dose-escalation stage, in approximately 24 patients with breast cancer. This study is designed to evaluate the safety and tolerability of daily enzalutamide in patients with breast cancer who have failed prior hormonal therapy.

Financial History

We have not generated any revenue from product sales to date. We have funded our operations primarily through private and public offerings of our common stock, the issuance of convertible debt and from the up-front, development milestone and cost-sharing payments under our collaboration agreement with Astellas and our former collaboration agreement with Pfizer. We have incurred cumulative net losses of $249.9 million through March 31, 2012 and we expect to incur substantial additional losses for the foreseeable future as we pursue regulatory approval for, and, if approved, commercial launch of enzalutamide and continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs.

We reported net income of $0.4 million for the three months ended March 31, 2012 due to the acceleration of the recognition of revenue previously deferred under our former collaboration with Pfizer, which was terminated in January 2012. We expect to return to a net loss position in the second or third quarter of 2012 after all remaining unamortized deferred revenue from our former Pfizer collaboration has been recognized. We reported negative cash flows from operations during the three months ended March 31, 2012, and expect to incur continued negative cash flows from operations for the foreseeable future.

At March 31, 2012, we had $380.1 million of cash, cash equivalents and short-term investments available to fund our operations. In March 2012 we completed a registered public offering of $258.8 million aggregate principal amount of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, raising net proceeds of $251.0 million. We expect to use the net proceeds from this offering for working capital and other general corporate purposes, including preparation for potential U.S. approval and commercial launch of enzalutamide in 2012.

Critical Accounting Policies and the Use of Estimates

In our Annual Report, we identified our most critical accounting policies and estimates upon which our financial statements depends as those relating to revenue recognition and the estimated performance periods under our collaboration agreement with Astellas and our former collaboration agreement with Pfizer, stock-based compensation, research and development expenses and accruals, leases and income taxes. In the first quarter of 2012, we determined to expand the list of our most critical accounting policies and estimates to include those related to our Convertible Notes, including our estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component.

Convertible Notes

In March 2012, we completed the sale of $258.8 million of the Convertible Notes, as discussed elsewhere in this Quarterly Report. The debt and equity components of the Convertible Notes have been bifurcated and accounted for separately in accordance with the accounting guidance in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 270-20, “Debt with Conversion and Other Options.” The debt component of the Convertible Notes, which excludes the associated equity conversion feature, was recorded at fair value on the issuance date. The equity component, representing the difference between the aggregate principal amount of the Convertible Notes and the fair value of the debt component, was recorded in additional paid-in capital on the consolidated balance sheet. The discount initially excluded from the carrying value of the Convertible Notes due to the bifurcation will be subsequently accreted to the Convertible Notes principal amount through the recognition of non-cash interest expense.

Costs related to the issuance of the Convertible Notes, consisting primarily of investment banking, legal and other professional fees, were allocated to the debt and equity components of the Convertible Notes in proportion to the allocation of the principal proceeds. Amounts allocated to the debt component were capitalized and are being amortized using the effective yield method over the five-year contract term of the Convertible Notes. Amounts allocated to the equity component were charged against additional paid-in capital.

Determining the fair value of the debt component of the Convertible Notes requires the use of management estimates and assumptions, including without limitation estimates of the fair value of similar debt instruments that do not include an equity conversion feature. These estimates and assumptions are judgmental in nature and could have a significant impact on our consolidated statements of financial position, operations, cash flows and equity, including the carrying value of the Convertible Notes, the associated debt discount, and the amounts of non-cash interest expense reported.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements applicable to us is included in the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

Collaboration Revenue

	Three months ended March 31,
	2012	2011
Collaboration revenue from Astellas	$5,937	$5,705
Collaboration revenue from Pfizer	30,888	9,004

Total	$36,825	$14,709

Percentage change	150%

For the three months ended March 31, 2012 and 2011, we recorded $5.9 million and $5.7 million of collaboration revenue under the Astellas Collaboration Agreement. To date, we have received $123.0 million of non-refundable, up-front and development milestone payments under the Astellas Collaboration Agreement of which $65.3 million was deferred on our consolidated balance sheet at March 31, 2012. We presently estimate that our performance period under the Astellas Collaboration Agreement will be completed in the fourth quarter of 2014.

For the three months ended March 31, 2012 and 2011, we recorded $30.9 million and $9.0 million of collaboration revenue under our former collaboration agreement with Pfizer. The increase in collaboration revenue under our former collaboration agreement with Pfizer resulted from the acceleration of the remaining performance period under the agreement. In January 2012, Pfizer exercised its right to terminate the collaboration agreement as discussed elsewhere in this Quarterly Report. As a result we now anticipate that we and Pfizer will complete our respective collaboration wind down activities in the third quarter of 2012, and we have revised our estimate of the remaining performance period under our former collaboration agreement with Pfizer accordingly. At March 31, 2012, $41.1 million of deferred revenue related to the former collaboration agreement with Pfizer was recorded on our consolidated balance sheet, all of which we expect to recognize as revenue in the second and third quarters of 2012.

Future changes in estimates of the performance periods under our collaboration agreements could significantly impact the timing of future revenue recognized under the applicable collaboration agreement.

Research and Development Expenses

	Three months ended March 31,
	2012	2011
Research and development expenses	$20,030	$17,618
Percentage change	14%

Research and development, or R&D, expenses increased $2.4 million, or 14%, to $20.0 million for the three months ended March 31, 2012 from $17.6 million for the three months ended March 31, 2011. The increase was due primarily to a $1.5 million increase in payroll-related expenses associated with increased headcount and an increase of $1.1 million in consulting and professional service expenses associated with increased workload on our AFFIRM and PREVAIL trials, offset by a reduction of dimebon development activities. R&D headcount increased to 85 full-time employees at March 31, 2012 from 68 full-time employees at March 31, 2011. We expect R&D headcount to further increase to approximately 113 full-time employees by December 31, 2012. R&D represented 56% and 74% of total operating expenses for the three months ended March 31, 2012 and 2011, respectively.

Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, we and our collaboration partners share certain development costs in the U.S. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall development costs incurred. For the three months ended March 31, 2012 and 2011, we recorded development cost-sharing payments from Astellas and Pfizer, and corresponding reductions in R&D expenses, as follows:

	Three months ended March 31,
	2012	2011
Development cost-sharing payments from Astellas	$14,115	$9,887
Development cost-sharing payments from Pfizer	1,327	4,915

Total	$15,442	$14,802

We have been engaged in two major R&D programs: the development of enzalutamide for the treatment of prostate cancer and breast cancer and the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease. Other R&D programs consist of earlier stage programs. R&D costs are identified as either directly allocable to one of our R&D programs or an indirect cost, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, personnel costs (including both cash costs and non-cash stock-based compensation costs), contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs and other administrative and support costs. The following table summarizes the direct costs attributable to each program and the total indirect costs for each respective period.

	Three months ended March 31,
	2012	2011
Direct costs:
Enzalutamide	$13,515	$8,803
Dimebon	1,015	5,286
Other	3,660	3,061

Total direct costs	18,190	17,150
Indirect costs	1,840	468

Total	$20,030	$17,618

Our projects or intended projects may be subject to change from time to time as we evaluate our R&D priorities and available resources.

Based on the negative results in the Phase 3 CONNECTION, HORIZON and CONCERT trials, we and Pfizer have discontinued development of dimebon for all indications. In January 2012, Pfizer exercised its right to terminate the collaboration agreement as discussed elsewhere in this Quarterly Report.

In order to obtain the necessary regulatory approvals, we will need to establish to the satisfaction of the applicable regulatory authorities in the United States, Europe and other relevant countries that the applicable product candidate is both safe and effective for each of its intended indications. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain regulatory approvals is expensive, uncertain and takes many years. We are not able to reasonably estimate the time or cost required to obtain such regulatory approvals, and failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a corporate partner or independently. For example, enzalutamide may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and our partner, Astellas, will pursue. The decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our prior and ongoing clinical and non-clinical studies and the willingness of our corporate partner to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities; we have not yet sought such input for all potential indications that we and our collaboration partner may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. Moreover, we or our current or potential future collaboration partners may decide to discontinue development of any development project at any time for regulatory, commercial, scientific or other reasons. To date, we have not commercialized any of our product candidates and in fact may never do so.

Selling, General and Administrative Expenses

	Three months ended March 31,
	2012	2011
Selling, general and administrative expenses	$15,687	$6,156
Percentage change	155%

Selling, general and administrative, or SG&A, expenses increased $9.5 million, or 155%, to $15.7 million for the three months ended March 31, 2012 from $6.2 million for the three months ended March 31, 2011. The change was primarily due to the following cost increases: (a) $3.4 million and $2.4 million in headcount-related and marketing expenses, respectively, incurred in support of the potential 2012 U.S. launch of enzalutamide should it receive marketing approval; (b) $1.5 million in legal fees primarily related to our ongoing litigation regarding rights to a potentially competitive molecule currently in clinical development by a third party for advanced prostate cancer; and (c) $0.8 million in rent expense for our future corporate and commercial headquarters. SG&A headcount increased to 69 full-time employees at March 31, 2012 from 32 full-time employees at March 31, 2011. We expect SG&A headcount to further increase to approximately 164 full-time employees by December 31, 2012. SG&A expenses represented 44% and 26% of total operating expenses for the three months ended March 31, 2012 and 2011, respectively. We expect SG&A expenses to continue to increase as a percentage of our overall operating expenses as we hire additional staff and incur additional expenses in preparation for a potential commercial launch of enzalutamide in post-chemotherapy advanced prostate cancer in 2012.

Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, we and our collaboration partners share certain commercialization costs in the U.S. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall commercialization costs incurred. For the three months ended March 31, 2012 and 2011, we recorded commercialization cost-sharing payments (to) from Astellas and Pfizer, and corresponding (increases) reductions in SG&A expenses, as follows:

	Three months ended March 31,
	2012	2011
Commercialization cost-sharing payments to Astellas	$(816)	$(68)
Commercialization cost-sharing payments from Pfizer	4	13

Total	$(812)	$(55)

Other Income (Expense)

The components of our other income (expense) are included in the following table:

	Three months ended March 31,
	2012	2011
Other income (expense):
Interest expense	$(585)	$—
Interest income	27	41
Other expense	(98)	(333)

Total	$(656)	(292)

Percentage change	125%

Other income (expense) consists of cash and non-cash interest expense on our Convertible Notes, interest income on our investment balances, and the impact of changes in foreign exchange rates on our foreign currency-denominated payables. The impact of foreign exchange rates on our results of operations fluctuates period over period based upon our foreign currency exposures resulting from changes in applicable foreign exchange rates associated with our foreign currency-denominated payables.

The effective interest rate of our Convertible Notes was 10.7% for the three months ended March 31, 2012. Interest expense on our Convertible Notes consisted of $0.2 million of cash interest expense based on the 2.625% coupon rate and $0.4 million of non-cash interest expense related to the amortization of the discount and debt issuance costs. We recognized foreign currency losses of $0.1 million during the three months ended March 31, 2012 as compared to foreign currency losses of $0.3 million for the three months ended March 31, 2011.

Income Tax Expense (Benefit)

	Three months ended March 31,
	2012	2011
Income tax expense (benefit)	$12	$(905)
Effective tax rate	2.65%	9.67%

Our tax expense for the three months ended March 31, 2012 was not significant, and represented interest expense related to our reserves for uncertain income tax positions. We recorded a tax benefit of $0.9 million for the three months ended March 31, 2011. The tax benefit was primarily due to our ability to carry back our anticipated 2011 federal income tax loss to the prior two tax years.

Based on the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net loss, we have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not currently believe that realization of those assets is more likely than not.

Liquidity and Capital Resources

Sources of Liquidity

        We have incurred cumulative net losses of $249.9 million through March 31, 2012, and we expect to incur substantial additional losses for the foreseeable future as we pursue regulatory approval for, and, if approved, commercial launch of, enzalutamide and continue to finance clinical and preclinical studies of enzalutamide and potential future product candidates and our corporate overhead costs. We have not generated any revenue from product sales to date, and we may never generate any revenue from product sales. Our operations to date have been funded primarily through private and public offerings of our common stock, the issuance of convertible debt and from the up-front, development milestone and cost-sharing payments from our collaboration partner Astellas and our former collaboration partner, Pfizer. We reported net income of $0.4 million for the three months ended March 31, 2012 due to the acceleration of the recognition of revenue previously deferred under our former collaboration with Pfizer, which was terminated in January 2012. We expect to return to a net loss position in the second or third quarter of 2012 after all remaining unamortized deferred revenue from our former Pfizer collaboration has been recognized. We reported negative cash flows from operations during the three months ended March 31, 2012, and expect to incur continued negative cash flows from operations for the foreseeable future.

At March 31, 2012, we had $380.1 million of cash, cash equivalents and short-term investments as compared to $145.1 million at December 31, 2011. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We invest our cash equivalents in highly liquid money market accounts and our short-term investments in highly liquid U.S. Treasury securities. Based on our current expectations, we believe our capital resources at March 31, 2012 will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash, cash equivalents and short-term investments earlier than presently anticipated. We may be required or choose to seek additional capital to expand our clinical development activities for enzalutamide based on the positive results of our Phase 3 AFFIRM trial in post-chemotherapy advanced prostate cancer patients, to fund costs of planning for and executing a commercial launch of enzalutamide, should it receive marketing approval, if we face challenges or delays in connection with our clinical trials or the potential approval and commercialization of enzalutamide, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital at any time should we conclude that such capital is available on terms that we consider to be in the best interests of our company and our stockholders.

In March 2012, we completed a registered public offering of $258.8 million aggregate principal amount of the Convertible Notes, raising net proceeds of $251.0 million. We expect to use the net proceeds from this offering for working capital and other general corporate purposes, including preparation for a potential U.S. approval and commercial launch of enzalutamide in 2012.

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

Our future capital requirements will depend on many factors, many of which are wholly or partially outside of our control. Such factors include, without limitation:

•	potential launch costs of enzalutamide, should that agent receive marketing approval for post-chemotherapy prostate cancer patients;

•	the timing and magnitude of any potential sales of enzalutamide, should that agent receive marketing approval for post-chemotherapy prostate cancer patients;

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our collaboration partner’s preclinical and clinical trials;

•	whether we experience delays in our preclinical and clinical development programs;

•	whether opportunities to acquire additional product candidates arise and the timing and costs of acquiring and developing those product candidates;

•

whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize potential future product candidates on terms, including development cost share terms, that are acceptable to us;

•

the timing and requirements of, and the costs involved in, conducting studies required to obtain regulatory approvals for enzalutamide or potential future product candidates from the FDA and comparable foreign regulatory agencies;

•

the availability of third parties to perform the key development tasks for enzalutamide and potential future product candidates, including conducting preclinical and clinical studies and manufacturing our product candidates to be tested in those studies, and the associated costs of those services;

•	expenses associated with ongoing litigation, if any;

•

the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of and enforcing patent claims and other costs related to patent rights and other intellectual property rights, including litigation costs and the results of such litigation; and

•	interest payments and potential cash settlement of our Convertible Notes.

Commitments and Contingencies

As of March 31, 2012, our contractual obligations and commitments were as follows:

	Payment due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	> 5 Years
Convertible Notes (1)	$292,937	$3,623	$13,584	$13,585	$262,145
Operating lease obligations (2)	30,142	4,338	9,763	8,174	7,867

Total	$323,079	$7,961	$23,347	$21,759	$270,012

(1)	The amounts include future cash interest payments payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2012. The amounts also include payment of Convertible Notes in full upon maturity on April 1, 2017.
(2)	The amounts represent the future minimum rentals under our non-cancelable operating leases at March 31, 2012.

Convertible Senior Notes Due 2017

On March 19, 2012, we completed the sale of $258.8 million aggregate principal amount of Convertible Notes, pursuant to an underwriting agreement with Citigroup Global Markets Inc., as the representative of several underwriters. The Convertible Notes are governed by an indenture, dated as of March 19, 2012 between the Company and Wells Fargo Bank, National Association as Trustee, as supplemented by the first supplemental indenture dated as of March 19, 2012, or the Indenture. The Convertible Notes bear interest at a rate of 2.625% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2012. The Convertible Notes mature on April 1, 2017, unless otherwise converted, redeemed or repurchased in accordance with their terms. The Convertible Notes are general senior unsecured obligations and rank (1) senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the Convertible Notes, (2) equal in right of payment to any of our future indebtedness and other liabilities that are not so subordinated, (3) junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and (4) structurally junior to all future indebtedness incurred by our subsidiaries and their other liabilities (including trade payables).

Prior to April 6, 2015, the Convertible Notes are not redeemable. On or after April 6, 2015, we may redeem for cash all or a part of the Convertible Notes if the closing sale price of its common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day preceding the date it provides notice of the redemption exceeds 130% of the conversion price in effect on each such trading day, subject to certain conditions. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding the redemption date. If a fundamental change (as defined in the Indenture) occurs prior to the maturity date, holders may require us to purchase for cash all or any portion of the Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

Holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding January 1, 2017 only upon the occurrence of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then-current conversion rate; (3) upon the occurrence of specified corporate events; or (4) if we call any Convertible Notes for redemption, at any time until the close of business on the second business day preceding the redemption date. On or after January 1, 2017 until the close of business on the second business day immediately preceding the stated maturity date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances. At March 31, 2012, the Convertible Notes were not convertible.

Upon conversion of the Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock at our election. The initial conversion rate of 9.7586 shares of common stock per $1,000 principal amount of the Convertible Notes is equivalent to a conversion price of approximately $102.47 per share of common stock. The conversion rate is subject to adjustment in certain events, such as distribution of dividend and stock splits. In addition, upon a Make-Whole Adjustment Event (as defined in the Indenture), we will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Convertible Notes in connection with such Make-Whole Adjustment Event.

Operating Lease Obligations

        The majority of our historical operating lease payments relate to our corporate headquarters and to our laboratory space. Our corporate headquarters are currently located at 201 Spear Street, San Francisco, California, where we lease approximately 34,000 square feet of office lease space pursuant to lease agreements that expire in July 2012 and May 2013. We also lease approximately 9,000 square feet of laboratory space in India pursuant to a lease agreement that expires in December 2015. In December 2011, we entered into a non-cancellable lease agreement for approximately 57,000 square feet of office space located at 525 Market Street, San Francisco, California., which is intended to serve as our future corporate headquarters. The term of the lease is for seven years. We have an option to extend the term of the lease for an additional five years. In February 2012, we entered into a non-cancellable lease agreement for approximately 15,000 square feet of office space located in Oakbrook Terrace, Illinois, which is intended to serve as our future commercial headquarters. The term of the lease is seven years and seven months.

During the three months ended March 31, 2012, our capital expenditures totaled $1.3 million, primarily driven by capital spending associated with our future corporate and commercial headquarters. We anticipate aggregate capital spending of approximately $15.0 million in 2012 related primarily to our future corporate and commercial headquarters. Amounts related to our anticipated future capital spending are not included in the table above.

Astellas Collaboration Agreement

We entered into a collaboration agreement with Astellas in October 2009. Under the Astellas Collaboration Agreement, we and Astellas agreed to collaborate on the development of enzalutamide for the United States market, including associated regulatory filings with the FDA. In addition, if approved by the FDA, following such approval and the launch of enzalutamide in the United States, we and Astellas will co-promote enzalutamide in the United States. Astellas is responsible for development of, and seeking regulatory approval for, and commercialization of enzalutamide outside the United States. Astellas will be responsible for commercial manufacture of enzalutamide on a global basis. Both we and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as enzalutamide for the treatment of specified indications for a specified time period, subject to certain exceptions.

We and Astellas share equally the costs of developing and commercializing enzalutamide for the United States market (subject to the exceptions noted below), and we and Astellas will share equally profits (or losses) resulting from the commercialization of enzalutamide in the United States. Costs of clinical trials supporting development in both the United States and in either Europe or Japan are borne two-thirds by Astellas and one-third by us. Both we and Astellas will be responsible for all costs incurred in fielding and supporting our respective enzalutamide sales and marketing teams, and each of us will be entitled to receive a fee for each detail made by our respective sales forces. Outside the United States, Astellas will bear all development and commercialization costs and will pay us tiered, double-digit royalties on the aggregate net sales of enzalutamide.

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

Under the Astellas Collaboration Agreement, Astellas paid us a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. We are also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in commercial milestone payments. As of March 31, 2012, we had received an aggregate of $13.0 million in development milestone payments under the Astellas Collaboration Agreement. Should the FDA or European Medicines Agency accept for filing an NDA or a marketing authorization application, or MAA, respectively, seeking approval of enzalutamide in post-chemotherapy advanced prostate cancer patients based on the positive results from our AFFIRM trial, we would be entitled to a $10.0 million and a $5.0 million milestone payment, respectively, under the Astellas Collaboration Agreement. In addition, should the NDA or MAA be approved by the FDA or European regulators, respectively, we would be entitled to a $30.0 million and a $15.0 million milestone payment, respectively, from Astellas. We are required to share 10% of the up-front and development milestone payments received under the Astellas Collaboration Agreement with The Regents of the University of California, or UCLA, pursuant to the terms of our enzalutamide license agreement, which is discussed elsewhere in this Quarterly Report.

Each of Medivation and Astellas is permitted to terminate the Astellas Collaboration Agreement for an uncured material breach by the other party or for the insolvency of the other party. Astellas has a right to terminate the Astellas Collaboration Agreement unilaterally by advance written notice to us, but, except in certain specific circumstances, generally cannot exercise that termination right until the first anniversary of enzalutamide’s first commercial sale. Following any termination of the Astellas Collaboration Agreement in its entirety, all rights to develop and commercialize enzalutamide will revert to us, and Astellas will grant a license to us to enable us to continue such development and commercialization. In addition, except in the case of a termination by Astellas for our uncured material breach, Astellas will supply enzalutamide to us during a specified transition period.

License Agreement with UCLA

Under an August 2005 license agreement with UCLA, and subsequent amendments to this agreement, our subsidiary Medivation Prostate Therapeutics, Inc. holds an exclusive worldwide license under several UCLA patents and patent applications related to enzalutamide and a related family of novel small molecules. Under our Astellas Collaboration Agreement, we granted Astellas a sublicense under the patent rights licensed to us by UCLA.

We are required to pay UCLA an annual maintenance fee, up to $2.8 million in aggregate milestone payments upon the achievement of certain development and regulatory milestone events with respect to enzalutamide ($0.8 million of which we previously paid), and 10% of any up-front and development milestone payments we receive from sublicensees. We are also required to pay UCLA a single-digit royalty on sales of products falling within the scope of the patent rights licensed from UCLA. Under our Astellas Collaboration Agreement, we and Astellas share this royalty obligation 50/50 with respect to U.S. sales, and Astellas bears the entire royalty obligation with respect to ex-U.S. sales. Should we receive marketing approval of enzalutamide either in the United States or Europe, we would be required to pay UCLA a single, one-time milestone payment of $2.0 million. UCLA may terminate the agreement if we do not meet a general obligation to diligently proceed with the development, manufacture, and sale of licensed products, or if we commit any other uncured material breach of the agreement. UCLA may also terminate the agreement if we fail to meet specific development, regulatory, and commercialization milestones by agreed-upon deadlines, which we may extend for a limited time period by paying an extension fee. We may terminate the agreement at any time upon advance written notice to UCLA. If neither party terminates the agreement early, the agreement will continue in force until the expiration of the last-to-expire licensed patent.

Former Collaboration Agreement with Pfizer

We entered into a collaboration agreement with Pfizer in October 2008. Under the agreement, we and Pfizer agreed to collaborate on the development and commercialization of dimebon for Alzheimer’s disease and Huntington disease for the U.S. market, including associated regulatory filings with the FDA. Pfizer paid us a non-refundable up-front cash payment of $225.0 million in the fourth quarter of 2008 pursuant to the terms of the agreement. Under the terms of the former collaboration agreement, we and Pfizer shared the costs and expenses of developing and commercializing dimebon for the United States market on a 60%/40% basis, with Pfizer assuming the larger share. Based on the negative results in the Phase 3 CONNECTION, HORIZON, and CONCERT trials, we and Pfizer have discontinued the development of dimebon for all indications in 2012. In January 2012, Pfizer exercised its right to terminate the collaboration agreement.

Cash Flow Analysis

	Three months ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$(20,261)	$(16,654)
Investing activities	(127,021)	—
Financing activities	257,293	3,822

Net change in cash and cash equivalents	$110,011	$(12,832)

Operating Activities

Net cash used in operating activities totaled $20.3 million for the three months ended March 31, 2012, which consisted of non-cash items of $32.0 million, partially offset by our net income of $0.4 million and changes in operating assets and liabilities of $11.3 million. Non-cash items consisted primarily of the non-cash amortization of deferred revenue of $36.8 million, partially offset by non-cash stock-based compensation expense of $4.3 million and non-cash interest expense on our Convertible Notes of $0.4 million. The positive cash flows from changes in operating assets and liabilities of $11.3 million was primarily driven by increased accrued expenses of $8.2 million, increased accounts payable of $3.4 million, decreased prepaid expenses of $1.0 million, and increased other liabilities of $0.8 million, partially offset by increased receivables from collaboration partners of $2.0 million, all arising in the ordinary course of business.

Net cash used in operating activities totaled $16.7 million for the three months ended March 31, 2011, which consisted of our net loss of $8.5 million and non-cash items of $11.0 million, partially offset by changes in operating assets and liabilities of $2.8 million. Non-cash items consisted primarily of the non-cash amortization of deferred revenue of $14.7 million, partially offset by non-cash stock-based compensation expense of $3.6 million. The positive cash flows from changes in operating assets and liabilities of $2.8 million was primarily driven by a $6.4 million decrease in receivables from collaboration partners and a $1.7 million increase in accounts payable arising in the ordinary course of business, partially offset by a decrease in other current liabilities of $4.7 million arising from Federal income tax payments in 2011.

Investing Activities

Net cash used in investing activities totaled $127.0 million for the three months ended March 31, 2012, consisting of net purchases of short-term investments of $125.0 million, $1.3 million of capital expenditures and $0.8 million in letters of credit collateralized by restricted cash to secure an operating lease for our future commercial headquarters.

There were no cash flows from investing activities for the three months ended March 31, 2011.

Financing Activities

Net cash provided by financing activities totaled $257.3 million for the three months ended March 31, 2012, consisting of net proceeds of $251.0 million from the issuance of our Convertible Notes and $6.8 million in proceeds from the exercise of employee stock options, partially offset by $0.5 million in issuance costs related to our Convertible Notes. Additional information regarding our Convertible Notes is included elsewhere in this Quarterly Report.

Net cash provided by financing activities totaled $3.8 million for the three months ended March 31, 2011, consisting of $0.8 million in proceeds from the exercise of employee stock options and $3.0 million in net proceeds from a stockholder securities law settlement.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. To date, our exposure to market risk has been limited. We currently do not use derivative financial instruments to hedge our market risk exposures. Our cash and investment policy emphasizes liquidity and the preservation of capital over other portfolio considerations. During the three months ended March 31, 2012, there were no material changes to our market risk from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report.

Interest Rate Risk

Our cash equivalents and short-term investments are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and U.S. Treasury securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at March 31, 2012. Due to the short-term, highly liquid nature of our investments, we do not believe that we are subject to any material market risk exposure related to interest rates.

On March 19, 2012, we completed the sale of $258.8 million aggregate principal amount of the Convertible Notes. The Convertible Notes bear interest at a fixed rate of 2.625% per annum, and as such, we are not exposed to changes in interest rates on the Convertible Notes. Information regarding the conversion features of the Convertible Notes is included elsewhere in this Quarterly Report.

Foreign Currency Exchange Risk

We do not have any material exposures to foreign currency rate fluctuations as we operate primarily in the U.S. Although we conduct some R&D activities with vendors outside of the U.S., most of our transactions are denominated in U.S. dollars. However, certain of our ex-U.S. clinical development activities are pursuant to contracts denominated in foreign currencies. For the three months ended March 31, 2012, we recorded $0.1 million of foreign currency exchange losses compared $0.3 million of foreign currency exchange losses for the three months ended March 31, 2011.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between September 21, 2006 and March 2, 2010. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated amended complaint, which was dismissed without prejudice as to all defendants in August 2011. The lead plaintiff filed a second amended complaint in November 2011. On March 22, 2012, the court dismissed the second amended complaint with prejudice and entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the United States Circuit Court of Appeals for the Ninth Circuit on April 20, 2012. Lead plaintiff’s opening brief is currently due on July 30, 2012.

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

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating result, cash flows and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Quarterly Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report for the year ended December 31, 2011, filed with the SEC on February 29, 2012.

Risks Related to Our Business

We have incurred net losses since inception, expect to incur additional losses in the future as we continue our development activities and may never achieve sustained revenues or profitability.

Our only revenue to date has been collaboration revenue under our collaboration agreement with Astellas Pharma, Inc., or Astellas, and our former collaboration agreement with Pfizer Inc., or Pfizer. Enzalutamide (formerly MDV3100) has not received marketing approval, and we do not know when or if it will receive marketing approval or become commercially available. We have incurred losses since inception and expect to continue to incur substantial additional losses for the foreseeable future as we continue to finance clinical and preclinical studies of enzalutamide and potential future product candidates, potential launch costs of enzalutamide should that agent receive marketing approval, and our corporate overhead costs. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. We do not know when or if we will ever generate any additional revenue, including any milestone payments, profit sharing payments or royalty payments under our collaboration agreement with Astellas, or become cash-flow positive, because of the significant uncertainties with respect to our ability to generate product revenue from, and obtain approval from the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities for, enzalutamide or future product candidates.

*Our significant level of indebtedness could adversely affect our financial condition. In addition, because we depend on financing from third parties for our operations, we may not have sufficient funds to service our indebtedness and our business may fail if such financing becomes unavailable or is offered on commercially unreasonable terms.

As of March 31, 2012, we had outstanding $258.8 million of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Our substantial indebtedness could have significant effects on our business, results of operation and financial condition. For example, it could:

•	make it more difficult for us to satisfy our financial obligations, including with respect to the Convertible Notes;

•	increase our vulnerability to general adverse economic, industry and competitive conditions;

•

reduce the availability of our cash resources to fund our operations because we will be required to dedicate a substantial portion of our cash resources to the payment of principal and interest on our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•

prevent us from raising funds necessary to purchase the Convertible Notes following a fundamental change, which includes a non-stock takeover of our company and certain other merger and business combination transactions;

•

place us at a competitive disadvantage compared to our competitors that are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

•	limit our ability to obtain additional financing.

Each of these factors may have a material and adverse effect on our financial condition and viability. In addition, if we incur additional indebtedness, which we are not prohibited from doing under the terms of the indenture governing the Convertible Notes, the risks related to our business and our ability to service our indebtedness would increase.

To date, we have financed our operations primarily through private and public offerings of our common stock, proceeds from the issuance of our Convertible Notes and from up-front, development milestone and cost-sharing payments received pursuant to our collaboration agreement with Astellas and our former collaboration agreement with Pfizer. As of March 31, 2012 we had cash, cash equivalents and short-term investments totaling $380.1 million available to fund our operations. Until we can generate a sufficient amount of revenue from operations, which we may never do, our ability to make payments with respect to the Convertible Notes and to satisfy our other cash requirements will depend on our existing cash resources and future financing activity, if any. Even if we receive regulatory approval of enzalutamide or any potential future product candidates, which we may never do, we must successfully commercialize such products before we can become profitable. It is not unusual for new pharmaceutical products to be commercially unsuccessful or achieve a lower than expected level of commercial success. We expect to incur substantial expenses associated with our commercialization efforts even prior to obtaining regulatory approval of such product candidates, including enzalutamide, as well as thereafter. We may never generate significant revenues and, even if we do generate revenues, the magnitude of those revenues may never be sufficient for us to achieve or sustain profitability.

Based upon our current expectations, we believe our capital resources at March 31, 2012 will be sufficient to fund our currently planned cash requirements for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash, cash equivalents and short-term investments earlier than presently anticipated. We may be required or choose to seek additional capital to expand our clinical development activities for enzalutamide based on the positive results of our Phase 3 AFFIRM trial in post-chemotherapy prostate cancer patients, to fund costs of planning for and executing a commercial launch of enzalutamide, should it receive marketing approval, if we face challenges or delays in connection with our clinical trials or the potential approval and commercialization of enzalutamide, to maintain minimum cash balances that we deem reasonable and prudent or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital at any time should we conclude that such capital is available on terms that we consider to be in the best interests of our company and our stockholders.

We have incurred losses since inception and expect to continue to incur substantial additional losses for the foreseeable future as we pursue regulatory approval for, and, if approved, commercial launch of, enzalutamide and continue to finance clinical and preclinical studies of enzalutamide and potential future product candidates and our corporate overhead costs. Our future capital requirements will depend on many factors, including without limitation:

•	potential launch costs of enzalutamide, should that agent receive marketing approval for post-chemotherapy prostate cancer patients;

•	the timing and magnitude of any potential sales of enzalutamide, should that agent receive marketing approval for post-chemotherapy prostate cancer patients;

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our collaboration partner’s preclinical and clinical trials;

•	whether we experience delays in our preclinical and clinical development programs;

•	whether opportunities to acquire additional product candidates arise and the timing and costs of acquiring and developing those product candidates;

•

whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize potential future product candidates on terms, including development cost share terms, that are acceptable to us;

•

the timing and requirements of, and the costs involved in, conducting studies required to obtain regulatory approvals for enzalutamide or potential future product candidates from the FDA and comparable foreign regulatory agencies;

•

the availability of third parties to perform the key development tasks for enzalutamide and potential future product candidates, including conducting preclinical and clinical studies and manufacturing our product candidates to be tested in those studies, and the associated costs of those services;

•	expenses associated with ongoing litigation, if any;

•

the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of and enforcing patent claims and other costs related to patent rights and other intellectual property rights, including litigation costs and the results of such litigation; and

•	interest payments and potential cash settlement of our Convertible Notes.

Our current view of the worldwide capital markets is that they are extremely volatile with limited accessibility, and many biotechnology companies have had limited or no success in obtaining funding in this environment. Continuation of this challenging market climate may significantly limit our ability to raise funds, and there can be no assurance we will be able to raise additional funds on acceptable terms or at all. In the event we do raise additional funds, any additional equity financing would be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our interest expense, leverage and operating and financial costs.

Our failure to raise capital when needed may harm our business and operating results. If we are unable to raise additional funds when needed, we could be required to delay, scale back or eliminate some or all of our development programs and other operations, restructure or refinance our indebtedness, or any combination of the foregoing. We may seek to raise additional funds through public or private financing or other arrangements. We cannot assure you that any of these actions could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on the Convertible Notes or to fund our other liquidity needs. We cannot assure you that our business will have access to sufficient cash resources to enable us to pay our indebtedness, including the Convertible Notes, or to fund our other liquidity needs.

As we evolve from a company primarily involved in research and development to a company also potentially involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

Although certain of our employees have commercialization experience, as a company we currently have only limited commercial capabilities. To be prepared to perform our co-promotion activities for enzalutamide, should it be approved in the U.S., we will need to expand our organization substantially, including marketing and sales capabilities or contract with third parties to provide these capabilities for us, which will be expensive and time consuming. Any failure or delay in the development of our internal commercial capabilities would adversely impact the commercialization of enzalutamide in the event it receives regulatory approval. If we are not successful in commercializing enzalutamide or potential future product candidates in the event they receive regulatory approval, our future product revenue will suffer and we may incur significant additional losses.

As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize enzalutamide and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Because we depend on our management to oversee the execution of development plans for enzalutamide and to identify and acquire promising new product candidates, the loss of any of our executive officers would harm our business.

Our future success depends upon the continued services of our executive officers. We are particularly dependent on the continued services of David Hung, M.D., our president and chief executive officer and a member of our board of directors. Dr. Hung identified enzalutamide for acquisition and has primary responsibility for identifying and evaluating other potential product candidates. We believe that Dr. Hung’s services in this capacity would be difficult to replace. None of our executive officers is bound by an employment agreement for any specific term, and they may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our executive officers. The loss of the services of any of our executive officers could delay the development of enzalutamide and delay or preclude the identification and acquisition of new product candidates, either of which events could harm our business.

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

*The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. We may, at any time prior to the final settlement method election date, irrevocably elect to satisfy our conversion obligation with respect to each subsequent conversion date in a combination of cash and shares of our common stock, if any, with a specified dollar amount of $1,000, in which case we will no longer be permitted to settle the principal portion of any converted Convertible Notes in shares of our common stock. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

*The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, “Debt with Conversion and Other Options”, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the notes.

Should we report any earnings, we will use the “if-converted” method in calculating the diluted earnings per common share effect of the assumed conversion of our contingently Convertible Notes. Under the “if-converted” method, interest expense related to the Convertible Notes is added back to net income, and the Convertible Notes are assumed to be converted into common shares at the beginning of the period (or the issuance date). The use of the “if-converted” method could adversely impact our diluted earnings per share should we report any earnings.

*The repurchase rights and events of default features of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

Following a fundamental change under the Indenture, holders of the Convertible Notes will have the right to require us to purchase their Convertible Notes for cash. In addition, if an event of default under the Convertible Notes is triggered, the trustee or the holders of the Convertible Notes may declare the principal amount of the Convertible Notes, plus accrued and unpaid interest thereon, to be immediately due and payable. In either event, we would be required to make cash payments to satisfy our obligations, which could adversely affect our liquidity. In addition, even if the repurchase rights are not exercised or the payment of principal and interest of Convertible Notes is not accelerated, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

Risks Related to Our Product Development Candidates

Pharmaceutical product candidates require extensive, time-consuming and expensive preclinical and clinical testing to establish safety and efficacy. We may never attract additional partners for our technologies or receive marketing approval in any jurisdiction.

The research and development of pharmaceuticals is an extremely risky industry. Only a small percentage of product candidates that enter the development process ever receive marketing approval. Enzalutamide is not currently approved for sale anywhere in the world, and it may never receive such approval. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain marketing approval is expensive and uncertain and takes many years. If we are unable to complete preclinical or clinical trials of enzalutamide or future product candidates, or if the results of these trials are not satisfactory to convince regulatory authorities or partners of their safety or efficacy, we will not be able to obtain marketing approval or attract additional partners for those product candidates. Furthermore, even if we or our partners are able to obtain marketing approvals for any of our product candidates, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. If this occurs, our business will be materially harmed and our ability to generate revenue will be severely impaired.

*Because our ongoing Phase 3 PREVAIL trial of enzalutamide in pre-chemotherapy advanced prostate cancer patients has overall survival as a primary endpoint, the availability of approved and/or experimental agents that prolong survival, including the approved hormonal agent Zytiga (abiraterone acetate), the approved chemotherapy agents docetaxel and Jevtana (cabazitaxel), and the approved prostate cancer vaccine Provenge (sipuleucel-T), as well as the potential commercial availability of enzalutamide itself should it be approved for post-chemotherapy prostate cancer patients, may make it more difficult for our PREVAIL trial to succeed or may prevent it from succeeding, and could reduce the magnitude of any potential survival benefit that enzalutamide may demonstrate in PREVAIL even if that trial does succeed.

Our ongoing Phase 3 PREVAIL trial in pre-chemotherapy advanced prostate cancer is attempting to demonstrate a statistically significant difference in survival between drug-treated and placebo-treated patients. Overall survival and progression-free survival are the co-primary endpoints in our ongoing PREVAIL trial. Patients participating in our PREVAIL trial may elect to leave the trial and switch to alternative treatments that are, or may in the future become, available to them commercially, such as Zytiga (abiraterone acetate), docetaxel, Jevtana (cabazitaxel), and Provenge (sipuleucel-T), or enzalutamide itself should it be approved for post-chemotherapy prostate cancer patients based on the positive results in the AFFIRM trial. Each of these alternative treatments has demonstrated statistically significant survival benefits of between two and one-half and five months in advanced prostate cancer patients and, except for enzalutamide, is commercially available. Patients from our PREVAIL trial may be able to obtain commercial access to these alternative agents notwithstanding the fact that, other than Provenge (sipuleucel-T), none of them has been shown to prolong survival in pre-chemotherapy prostate cancer patients. However, Zytiga (abiraterone acetate) is being studied in an ongoing Phase 3 clinical trial evaluating its potential ability to prolong survival in pre-chemotherapy prostate cancer patients. In March 2012, the sponsor of that trial reported that it had unblinded the study based on a recommendation from the study’s independent data monitoring committee that evidence of clinical benefit and favorable safety had been observed. The IDMC recommended that patients in the placebo arm be offered treatment with Zytiga (abiraterone acetate). The study sponsor reported that it intends to present the results of this study at an upcoming medical meeting. The survival of any patients who leave our PREVAIL trial to take an alternative treatment will continue to be included in the analysis of the trial. Any survival benefit conferred by these alternative treatments may have a negative impact on the results of our PREVAIL trial, particularly in the case of the one-half of all patients in our PREVAIL trial who were randomized to placebo. Patients in our PREVAIL trial are free to leave the trial at any time, and are free to take any alternative treatment once they have left the trial. We have no ability to control or influence either of these decisions. Use of other alternative life-prolonging treatments by patients leaving our PREVAIL trial could make it more difficult for the trial to succeed, could prevent it from succeeding, and could reduce any potential survival benefit that may be demonstrated even if it does succeed. Failure of our PREVAIL trial could have significant negative effects on us, including preventing us from obtaining marketing approval in pre-chemotherapy advanced prostate cancer, which is a far larger commercial opportunity than post-chemotherapy advanced prostate cancer, being required to conduct additional trials, or causing our partner Astellas to elect to terminate our collaboration agreement. Even if our PREVAIL trial succeeds, any negative impact on the survival benefit shown in that trial could reduce or eliminate enzalutamide’s ability to compete effectively with other treatments that have shown longer survival benefits.

Positive results from our AFFIRM trial in post-chemotherapy advanced prostate cancer may not be predictive of results of our PREVAIL trial in pre-chemotherapy advanced prostate cancer or any of our other ongoing and potential future clinical trials of enzalutamide.

Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing. Even where we achieve positive results in clinical trials, subsequent clinical trials may fail, even if those subsequent trials are designed very similarly to their predecessors. Accordingly, despite the positive results from our Phase 3 AFFIRM trial of enzalutamide in post-chemotherapy advanced prostate cancer, our ongoing Phase 3 PREVAIL trial in pre-chemotherapy advanced prostate cancer, our ongoing Phase 2 TERRAIN trial comparing enzalutamide to bicalutamide, our ongoing Phase 2 study of enzalutamide in hormone-naïve patients and any other of our ongoing or planned studies of enzalutamide may fail.

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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. Furthermore, any negative results we may report in clinical trials of enzalutamide or any potential future product candidates may make it difficult or impossible to recruit and retain patients in other clinical studies of that same product candidate. Delays or failures in planned patient enrollment and/or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop enzalutamide or any other product candidates, or could render further development impossible.

*Enzalutamide and any of our other potential future product candidates, should any of them, receive marketing approval, will face significant competition from other approved products and other products in development.

The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, since 2010 a new second-line chemotherapy drug, Jevtana (cabazitaxel), and a new oral hormonal drug, Zytiga (abiraterone acetate), have received marketing approval in the post-chemotherapy advanced prostate cancer patient population we studied in our Phase 3 AFFIRM trial of enzalutamide, and a new prostate cancer vaccine, Provenge (sipuleucel-T), received marketing approval covering both the post-chemotherapy advanced prostate cancer population we studied in our Phase 3 AFFIRM trial and the chemotherapy-naïve advanced prostate cancer population we are studying in our Phase 3 PREVAIL trial. Jevtana (cabazitaxel) and Zytiga (abiraterone acetate) have since acquired substantial shares of the market for treatment of post-chemotherapy patients, which may make it more difficult for us to compete successfully in this market, notwithstanding the positive results from our AFFIRM trial. In addition, in March 2012 the sponsor of a Phase 3 trial of Zytiga (abiraterone acetate) in chemotherapy-naïve advanced prostate cancer patients, the same population we are studying in our Phase 3 PREVAIL trial, reported that the independent data monitoring committee overseeing the Zytiga trial observed evidence of clinical benefit and a favorable safety profile, and recommended that patients in the placebo arm be offered treatment with Zytiga. Several other drugs are also in advanced clinical development in both populations. Companies currently marketing, or expected to be marketing in the near future, products that will compete directly with any of our investigational drugs that may receive marketing approval include some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson and sanofi-aventis. There are also multiple additional small molecule and recombinant protein candidates in development targeting advanced prostate cancer, including compounds already in Phase 3 clinical trials. These potentially competing compounds also include an investigational drug currently in Phase 1-2 clinical development that is a close structural analog of enzalutamide, was developed in the same academic laboratory in which enzalutamide was developed and was purportedly licensed by The Regents of the University of California, or UCLA, to Aragon Pharmaceuticals, or Aragon. We have initiated litigation against UCLA, Aragon and certain individuals seeking, among other relief, a declaration that Medivation, and not Aragon, is the exclusive licensee of these molecules. Regardless of the outcome of this litigation, it could be costly and will divert our technical and management personnel from other important activities. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receive regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness.

In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. For example, Medicare Part B, which makes payments to physicians for certain drugs that are administered by infusion or injection and are not generally self-administered, typically provides for lower patient out-of-pocket expenses and direct reimbursement for such drugs, including a markup, to physicians. One of our primary competitors in post-docetaxel patients, the infused chemotherapy drug Jevtana (cabazitaxel), is reimbursed under Medicare Part B while enzalutamide, should it receive marketing approval and be reimbursed by Medicare, would most likely be covered under Medicare Part D, which covers certain outpatient prescription drugs and does not provide the economic benefits of Medicare Part B noted above. Even if one of our product candidates is approved, we cannot guarantee that we, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

*Enzalutamide and any other potential future product candidate that is eventually approved for sale may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors.

Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the United States. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services and many of those countries have nationalized health care systems in which the government pays for all such products and services and must approve product pricing. Even if approved by the FDA and foreign regulatory agencies, enzalutamide and any potential future product candidates are unlikely to achieve commercial success unless they are covered widely by third-party payors and reimbursed at a rate that generates an acceptable commercial return for us and any collaborative partner. In addition, even if third-party payors ultimately elect to cover and reimburse for our product candidates, most payors will not reimburse 100% of the cost, but rather require patients to pay a portion of the cost through a co-payment. Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of our product candidates financially difficult or impossible for certain patients, which would have a negative impact on sales of our product candidates. It is increasingly difficult to obtain coverage and adequate reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process.

Moreover, in March 2010, the President of the United States signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations, including those relating to the increased use of comparative effectiveness research on health care products, changes to enrollment in federal healthcare programs, reimbursement changes under Medicare Part D and the Medicaid Drug Rebate Program, and changes to fraud and abuse provisions. Since its passage, a number of state governors have strenuously opposed certain of the PPACA’s provisions, and initiated lawsuits challenging its constitutionality. These challenges are pending final adjudication in several jurisdictions, including the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety.

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. Most recently, on August 2, 2011, the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Further, President Obama’s proposed budget for 2013 and certain proposed legislation would require drug manufacturers to pay to the Medicare program new rebates for certain outpatient drugs covered under Medicare Part D. These proposals would allow the Medicare program to benefit from the same, relatively higher, rebates that Medicaid receives for brand name and generic drugs provided to beneficiaries who receive the low-income subsidies under the Medicare Part D program and “dual eligible” beneficiaries (i.e., those who are eligible for both the Medicare and Medicaid programs).

We expect that there will continue to be a number of federal and state proposals to implement government controls over drug product pricing. We are currently unable to predict what additional legislation or regulations, if any, relating to the pharmaceutical industry or third-party payor coverage and reimbursement may be enacted in the future, or what effect the PPACA or any such additional legislation or regulation will or would have on our business. In addition, we would face competition in such negotiations from other approved drugs against which we compete, which may include other approved drugs marketed by Astellas, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage with respect to the individual payors than we may have. Our commercial prospects would be further weakened if payors approved coverage for enzalutamide or any potential future product candidates only as second- or later-line treatments, or if they placed any of those product candidates in tiers requiring unacceptably high patient co-payments. Failure to achieve acceptable coverage and reimbursement levels could materially harm our or our partner’s ability to successfully market our product candidates.

We are dependent upon our collaborative relationship with Astellas to further develop, manufacture and commercialize enzalutamide. There may be circumstances that delay or prevent Astellas’ ability to develop, manufacture and commercialize enzalutamide or that result in Astellas terminating our agreement with them.

In October 2009, we announced that we had entered into a collaboration agreement with Astellas for the development, manufacture and commercialization of enzalutamide. Under the agreement, Astellas is responsible for developing, seeking regulatory approval for, and commercializing enzalutamide outside the United States and, following a transition period, is responsible globally for all manufacture of product for both clinical and commercial purposes. We and Astellas are jointly responsible for developing, seeking regulatory approval for, and commercializing enzalutamide in the United States. We and Astellas share equally the costs, profits and losses arising from development and commercialization of enzalutamide in the United States. For clinical trials useful both in the United States and in Europe or Japan, we will be responsible for one-third of the total costs and Astellas will be responsible for the remaining two-thirds.

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

•	adverse decisions by Astellas regarding the amount and timing of resource expenditures for the development and commercialization of enzalutamide;

•	decisions by Astellas to prioritize other of its present or future products more highly than enzalutamide for either development and/or commercial purposes;

•	possible disagreements as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy;

•	changes in key management personnel that are members of the collaboration’s various committees; and

•	possible disagreements with Astellas, including those regarding the development and/or commercialization of products, interpretation of the collaboration agreement and ownership of proprietary rights.

Due to these factors and other possible disagreements with Astellas, we may be delayed or prevented from further developing, manufacturing or potentially commercializing enzalutamide or we may become involved in litigation or arbitration, which would be time consuming and expensive.

If Astellas were to unilaterally terminate our collaborative relationship, we would need to undertake development, manufacturing and marketing activities for enzalutamide solely at our own expense and/or seek one or more other partners for some or all of these activities, worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, might limit the indications we are able to pursue for enzalutamide, and could prevent us from effectively developing and potentially commercializing enzalutamide. If we sought to find one or more other pharmaceutical company partners for some or all of these activities, we may not be successful in such efforts, or they may result in collaborations that have us expending greater funds and efforts than our current relationship with Astellas.

We are dependent on the efforts of, and funding by, Astellas for the development of enzalutamide.

Under the terms of the Astellas Collaboration Agreement, we and Astellas must agree on any changes to the development plan for enzalutamide that is set forth in the agreement. If we and Astellas cannot agree on any such changes, clinical trial progress could be significantly delayed or halted. Subject to certain limitations set forth in the Astellas Collaboration Agreement, Astellas is generally free to terminate the agreement at its discretion on limited notice to us. Similarly, in the event of an uncured material breach of the agreement by us, Astellas may elect to terminate the agreement, in which case all rights to develop and commercialize enzalutamide will revert to us. If Astellas terminates its co-funding of our enzalutamide program, we may be unable to fund the development and potential commercialization costs on our own and may be unable to find another partner, which could force us to raise additional capital or could cause our enzalutamide program to fail. In addition, Astellas is solely responsible for the development and regulatory approval of enzalutamide outside the United States, so we are entirely dependent on Astellas for the successful completion of those activities.

The financial returns to us, if any, under our collaboration agreement with Astellas depend in large part on the achievement of development and commercialization milestones, plus a share of any profits from any product sales in the United States and royalties on any product sales outside of the United States. Therefore, our success, and any associated financial returns to us and our investors, will depend in large part on the performance of Astellas under the Astellas Collaboration Agreement. If Astellas fails to perform or satisfy its obligations to us, the development, potential regulatory approval or commercialization of enzalutamide would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason.

We are dependent on the efforts of Astellas to market and promote enzalutamide if approved for commercial sale.

Under our collaboration with Astellas, we and Astellas have the right to co-promote enzalutamide to all customers in the United States, and Astellas has the sole right to promote enzalutamide to all customers outside of the United States. We are thus partially dependent on Astellas to successfully promote enzalutamide in the United States and solely dependent on Astellas to successfully promote enzalutamide outside of the United States. We have limited ability to direct Astellas in its potential commercialization of enzalutamide in any country, including the United States. If Astellas fails to adequately market and promote enzalutamide, whether inside or outside of the United States, we may be unable to obtain any remedy against Astellas. If this were to happen, any sales of enzalutamide may be harmed, which would negatively impact our business, results of operations, cash flows and liquidity.

*We are dependent on Astellas and its contract manufacturers to manufacture clinical and commercial requirements of enzalutamide, which could result in the delay of clinical trials or regulatory approval or lost sales.

Under our agreement with Astellas, after a transition period, Astellas has the primary right and responsibility to manufacture and/or manage the supply of enzalutamide for clinical trials and all commercial requirements. We are in the process of transitioning the manufacturing obligations for enzalutamide to Astellas, which intends to fulfil these obligations largely through third-party contract manufacturers. Consequently, we are, and expect to remain, dependent on Astellas and its contract manufacturers to supply enzalutamide. Astellas and its contract manufacturers may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance, and shortage of qualified personnel. Astellas and its contract manufacturers may not perform as agreed or may default in their obligations to supply clinical trial supplies and/or commercial product. Astellas and its contract manufacturers may fail to deliver the required quantities of enzalutamide on a timely basis. Any such failure by Astellas or its contract manufacturers could delay our future clinical trials and our applications for regulatory approval, or, if approved for commercial sale, could impair our ability to meet the market demand for enzalutamide and therefore result in decreased sales. If Astellas or its contract manufacturers do not adequately perform, we may be forced to incur additional expenses, delays, or both, to arrange or take responsibility for contract manufacturers to manufacture enzalutamide on our behalf, as we do not have any internal manufacturing capabilities.

If Astellas’ business strategies change, any such changes may adversely affect our collaborative relationship with Astellas.

Astellas may change its business strategy. Decisions by Astellas to either reduce or eliminate its participation in the prostate cancer field, to emphasize other competitive agents currently in its portfolio at the expense of enzalutamide, or to add additional competitive agents to its portfolio, could reduce its financial incentives to continue to develop, seek regulatory approval for, or potentially commercialize enzalutamide. For example, Astellas has partnered with us based in part on Astellas’ desire to use enzalutamide as a component of building a global oncology franchise, which Astellas presently does not have. If Astellas’ strategic objective of building a global oncology franchise were to change, such change could negatively impact any commercial prospects of enzalutamide.

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

If enzalutamide or any potential future product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices, or GMP, and other applicable regulatory standards, they will not be commercially successful.

All pharmaceutical and medical device products in the United States, Europe and other countries must be manufactured in strict compliance with cGMP and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We face the risk that our contract manufacturers may have interruptions in raw material supplies, be unable to comply with strictly enforced regulatory requirements, or, for other reasons beyond their or our control, be unable to complete their manufacturing responsibilities on time, on budget, or at all. Under our collaboration agreement with Astellas, Astellas is responsible for all manufacture of enzalutamide for commercial purposes, but we cannot guarantee that Astellas will be able to supply enzalutamide in a timely manner or at all. Furthermore, commercial manufacturing processes have not yet been validated for enzalutamide. We thus cannot guarantee that commercial-scale cGMP manufacture of enzalutamide using a validated manufacturing process will be possible, on a cost-effective basis or at all, which would materially and adversely affect the value of these programs.

*We are subject to certain healthcare laws, regulation and enforcement, and will become subject to additional such laws, regulations and enforcement should enzalutamide receive marketing approval; our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

We are also subject to several healthcare regulation and enforcement by the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•

the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

We may be subject to product liability or other litigation, which could result in an inefficient allocation of our critical resources, delay the implementation of our business strategy and, if successful, materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby.

Our business exposes us to the risk of product liability claims that is inherent in the development of pharmaceutical products. If enzalutamide or any potential future product candidate harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, corporate partners or others. We have product liability insurance covering our ongoing clinical trials, but do not have insurance for any of our other development activities. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by any of our product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

Risks Related to Intellectual Property

Intellectual property protection for our product candidates is crucial to our business, and is subject to a significant degree of legal risk, particularly in the life sciences industry.

The success of our business will depend in part on our ability to obtain and maintain intellectual property protection — primarily patent protection — of our technologies and enzalutamide and any potential future product candidates, as well as successfully defending these patents against third-party challenges. We and our collaborators will only be able to protect our technologies and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us or our potential future collaborators to gain or keep our competitive advantage.

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

Our existing and any future patent rights may not adequately protect enzalutamide or any potential future product candidates, which could prevent us from ever generating any revenues or profits.

We cannot guarantee that any of our pending or future patent applications will mature into issued patents, or that any of our current or future issued patents will adequately protect enzalutamide or any potential future product candidates from competitors. For example, there is a large body of prior art, including multiple issued patents and published patent applications, disclosing molecules in the same chemical class as enzalutamide. Since our licensed family of compounds related to enzalutamide includesapproximately 170 specific molecules, we expect that some members of this series may not be patentable in light of this prior art, or may infringe the claims of patents presently issued or issued in the future. Furthermore, we cannot guarantee that any of our present or future issued patents will not be challenged by third parties, or that they will withstand any such challenge. If we are not able to obtain adequate protection for, or defend, the intellectual property position of our technologies and product candidates, then we may not be able to attract collaborators to acquire or partner our development programs. Further, even if we can obtain protection for and defend the intellectual property position of our technologies and product candidates, we or any of our potential future collaborators still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we and our potential future collaborators may not generate any revenues or profits from our product candidates or our revenue or profits would be significantly decreased.

We could become subject to litigation or other challenges regarding intellectual property rights, which could divert management attention, cause us to incur significant costs, prevent us from selling or using the challenged technology and/or subject us to competition by lower priced generic products.

In recent years, there has been significant litigation in the United States and elsewhere involving pharmaceutical patents and other intellectual property rights. In particular, generic pharmaceutical manufacturers have been very aggressive in challenging the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. If enzalutamide or any future product candidates succeed, we may face similar challenges to our existing or future patents. If a generic pharmaceutical company or other third party were able to successfully invalidate any of our present or future patents, enzalutamide and any potential future product candidates that may ultimately receive marketing approval could face additional competition from lower priced generic products that would result in significant price and revenue erosion and have a significantly negative impact on the commercial viability of the affected product candidate(s).

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

We have entered into agreements with third-party commercial and academic institutions to license intellectual property rights and technology for use in our product candidates. For example, we have a license agreement with UCLA pursuant to which we were granted exclusive worldwide rights to certain UCLA patents related to enzalutamide and a family of related compounds. Some of these license agreements, including our license agreement with UCLA, contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize enzalutamide or any potential future product candidates based on licensed intellectual property rights and technology.

From time to time we may be required to license technology from additional third parties to develop enzalutamide and any future product candidates. For example, the commercial scale manufacturing processes that we are developing for enzalutamide may require licenses to third-party technology. Should we be required to obtain licenses to any third-party technology, including any such patents based on biological activities or required to manufacture our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop any of our product candidates could cause us to abandon any related development efforts, which could seriously harm our business and operations.

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

Risks Related to Ownership of Our Common Stock and Convertible Notes

*We have been named as a defendant in a purported securities class action lawsuit. This lawsuit could result in substantial damages and may divert management’s time and attention from our business and operations.

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that we disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between September 21, 2006 and March 2, 2010. The actions were consolidated in September 2010 and, in April 2011, the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated amended complaint, which was dismissed without prejudice as to all defendants in August 2011. The lead plaintiff filed a second amended complaint in November 2011. On March 22, 2012, the court dismissed the second amended complaint with prejudice and entered judgment in our favor. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeal for the Ninth Circuit on April 20, 2012. Lead plaintiff’s opening brief is currently due July 30, 2012.

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

The market prices for our securities and those of other life sciences companies have been highly volatile and often unrelated or disproportionate to the operating performance of those companies, and may continue to be highly volatile in the future. There has been particular volatility in the market prices of securities of life sciences companies because of problems or successes in a given market segment or because investor interest has shifted to other segments. These broad market and industry factors may cause the market price of our common stock to decline, regardless of our operating performance. We have no control over this volatility and can only focus our efforts on our own operations, and even these may be affected due to the state of the capital markets.

In the past, following periods of large price declines in the public market price of a company’s securities, securities class action litigation has often been initiated against that company. New litigation of this type could result in substantial costs and diversion of management’s attention and resources, which would hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

The following factors, in addition to other risk factors described herein, may have a significant impact on the market price of our common stock:

•	the receipt or failure to receive the additional funding necessary to conduct our business;

•

the progress and results of preclinical studies and clinical trials of our product candidates conducted by us, Astellas or any future collaborative partners or licensees, if any, and any delays in enrolling a sufficient number of patients to complete clinical trials of our product candidates;

•	the announcement by our competitors of results from clinical trials of their products or product candidates;

•	selling by existing stockholders and short-sellers;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaboration with Astellas or any future collaborations;

•	publicity regarding us, our product candidates or those of our competitors, including research reports published by securities analysts;

•	regulatory developments in the United States and foreign countries;

•	litigation, including the purported securities class action lawsuits pending against us and certain of our officers;

•	hedging or arbitrage trading activity involving our common stock, including in connection with arbitrage strategies employed or that may be employed by investors in our Convertible Notes;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

A decrease in the market price of our common stock would also likely adversely impact the trading price of our Convertible Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view our Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading prices of the notes. This may result in greater volatility in the trading price of the Convertible Notes than would be expected for non-convertible debt securities.

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

*We may issue additional shares of our common stock or instruments convertible into shares of our common stock, including additional shares associated with the potential conversion of the Convertible Notes, which could cause our stock price to fall and cause dilution to existing stockholders.

We may from time to time issue additional shares of common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. In addition, we may elect to satisfy all or a portion of our conversion obligations under the Convertible Notes with shares of our common stock. The issuance of additional shares of our common stock, including upon conversion of some or all of the Convertible Notes, would dilute the ownership interests of existing holders of our common stock. Dilution will be greater if the conversion rate of the Convertible Notes is adjusted upon the occurrence of certain events specified in the indenture to the Convertible Notes.

The issuance of a substantial number of shares of our common stock, the sale of a substantial number of shares of our common stock that were previously restricted from sale in the public market, or the perception that these issuances or sales might occur, could depress the market price of our common stock and in turn adversely impact the trading price of the Convertible Notes. In addition, holders of the Convertible Notes may hedge their investment in the Convertible Notes by short selling our common stock, which could depress the price of our common stock. As a result, investors may not be able to sell their shares of our securities at a price equal to or above the price they paid to acquire them.

Furthermore, the issuance of additional shares of our common stock, or the perception that such issuances might occur, could impair our ability to raise capital through the sale of additional equity securities.

*Provisions in the indenture for the Convertible Notes may deter or prevent a business combination.

Under the terms of the indenture governing the Convertible Notes, the occurrence of a fundamental change would require us to repurchase all or a portion of the Convertible Notes in cash, or, in some circumstances, increase the conversion rate applicable to the Convertible Notes. In addition, the indenture for the Convertible Notes prohibits us from engaging in certain mergers or business combination transactions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

*Any adverse rating of the Convertible Notes may negatively affect the price of our common stock.

We do not intend to seek a rating on the Convertible Notes. However, if a rating service were to rate the Convertible Notes and if such rating service were to assign the Convertible Notes a rating lower than the rating expected by investors or were to lower its rating on the Convertible Notes below the rating initially assigned to the Convertible Notes or otherwise announce its intention to put the Convertible Notes on credit watch, the price of our common stock could decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Incorporated By Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

4.1	Common Stock Certificate.					X

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1	3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior note due 2017).	8-K	001-32836	4.2	3/19/2012

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS#	XBRL Instance Document.					X

101.SCH#	XBRL Taxonomy Extension Schema Document.					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2012	MEDIVATION, INC.

	By:	/s/ C. Patrick Machado
	Name:	C. Patrick Machado
	Title:	Chief Business Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1	(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2		3/16/2009

4.1	Common Stock Certificate.						X

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1		12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1		3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior note due 2017).	8-K	001-32836	4.2		3/19/2012

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).						X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).						X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.						X

101.INS#	XBRL Instance Document.						X

101.SCH#	XBRL Taxonomy Extension Schema Document.						X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.						X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.						X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.						X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.						X

*	Indicates management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.