Form 10-Q
period 2012-06-30
MEDIVATION, INC.
filed 2012-08-09
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

COMMISSION FILE NUMBER: 001-32836

MEDIVATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3863260
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

525 Market Street, 36th floor

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

As of August 3, 2012, 36,832,178 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$144,519	$70,136
Short-term investments	199,948	74,996
Receivables from collaboration partners	14,501	12,545
Prepaid expenses and other current assets	13,491	10,512

Total current assets	372,459	168,189
Property and equipment, net	12,525	720
Restricted cash	6,305	5,489
Other non-current assets	5,397	719

Total assets	$396,686	$175,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,016	$5,588
Accrued expenses	46,868	24,014
Deferred revenue	34,510	59,762
Other current liabilities	189	270

Total current liabilities	91,583	89,634
Convertible notes, net of unamortized discount of $68,567 at June 30, 2012	190,183	—
Deferred revenue, net of current	29,024	83,509
Other non-current liabilities	2,515	653

Total liabilities	313,305	173,796

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 36,681,369 and 35,731,838 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	367	357
Additional paid-in capital	338,362	251,242
Accumulated other comprehensive gain	3	13
Accumulated deficit	(255,351)	(250,291)

Total stockholders’ equity	83,381	1,321

Total liabilities and stockholders’ equity	$396,686	$175,117

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Collaboration revenue	$42,912	$15,799	$79,737	$30,508
Operating expenses:
Research and development	21,550	19,139	41,580	36,757
Selling, general and administrative	22,337	7,036	38,024	13,192

Total operating expenses	43,887	26,175	79,604	49,949

Income (loss) from operations	(975)	(10,376)	133	(19,441)
Other income (expense):
Interest expense	(4,688)	—	(5,273)	—
Interest income	56	9	83	50
Other income (expense)	83	(99)	(15)	(432)

Total other income (expense), net	(4,549)	(90)	(5,205)	(382)

Net loss before income tax benefit	(5,524)	(10,466)	(5,072)	(19,823)
Income tax benefit	(24)	(992)	(12)	(1,897)

Net loss	$(5,500)	$(9,474)	$(5,060)	$(17,926)

Basic and diluted net loss per common share	$(0.15)	$(0.27)	$(0.14)	$(0.52)

Weighted average common shares used in the calculation of basic and diluted net loss per common share	36,385	34,888	36,169	34,776

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(5,500)	$(9,474)	$(5,060)	$(17,926)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities, net	10	(2)	(10)	(2)

Other comprehensive income (loss), net	10	(2)	(10)	(2)

Comprehensive loss	$(5,490)	$(9,476)	$(5,070)	$(17,928)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,060)	$(17,926)
Adjustments for non-cash operating items:
Amortization of deferred revenue	(79,737)	(30,508)
Stock-based compensation	9,917	7,289
Amortization of debt discount and debt issuance costs	3,349	—
Depreciation on property and equipment	250	215
Accretion of discount on investment securities	(48)	(38)
Changes in operating assets and liabilities:
Receivables from collaboration partners	(1,956)	6,425
Prepaid expenses and other current assets	(1,982)	1,276
Other non-current assets	111	(1,874)
Accounts payable	314	3,056
Accrued expenses	17,300	2,802
Deferred revenue	—	3,000
Other current liabilities	(81)	(4,734)
Other non-current liabilities	1,862	(142)

Net cash used in operating activities	(55,761)	(31,159)

Cash flows from investing activities:
Purchases of short-term investments	(199,914)	—
Maturities of short-term investments	75,000	100,000
Purchases of property & equipment	(5,825)	(148)
Change in restricted cash	(816)	—

Net cash (used in) provided by investing activities	(131,555)	99,852

Cash flows from financing activities:
Proceeds from issuance of Convertible Notes, net	250,987	—
Financing transaction costs	(614)	—
Proceeds from stock option exercises	11,326	2,917
Net proceeds from stockholder securities law settlement	—	2,959

Net cash provided by financing activities	261,699	5,876

Net increase in cash and cash equivalents	74,383	74,569
Cash and cash equivalents at beginning of period	70,136	107,717

Cash and cash equivalents at end of period	$144,519	$182,286

Non-cash investing activities:
Property and equipment expenditures incurred but not yet paid	$6,220	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

Medivation, Inc. (the “Company” or “Medivation”) is a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. Together with its collaboration partner, Astellas Pharma, Inc., or Astellas, the Company is developing enzalutamide (formerly MDV3100) for multiple stages of prostate cancer and for breast cancer. The Company has successfully completed the Phase 3 AFFIRM trial in the latest stage prostate cancer population that it is studying – men with castration-resistant prostate cancer who have already received docetaxel-based chemotherapy – and has submitted marketing applications for this indication in both the United States and Europe. The U.S. Food and Drug Administration, or FDA, has accepted for filing the Company’s U.S. marketing application. The Company is also conducting multiple trials of enzalutamide in earlier prostate cancer disease states, including the Phase 3 PREVAIL trial in men with castration-resistant prostate cancer who have not received chemotherapy, and a Phase 1 trial of enzalutamide in breast cancer.

The Company has not generated any revenue from product sales to date. The Company has funded its operations primarily through public offerings of its common stock, the issuance of convertible debt and from the up-front, development milestone and cost-sharing payments under the collaboration agreement with Astellas, or the Astellas Collaboration Agreement, and the collaboration agreement with its former corporate partner, Pfizer, Inc., or Pfizer. The Company incurred cumulative net losses of $255.4 million through June 30, 2012 and it expects to incur substantial additional losses for the foreseeable future as it pursues regulatory approval for, and, if approved, commercial launch of enzalutamide and continues to finance clinical and preclinical studies of its existing and potential future product candidates and its corporate overhead costs.

The Company reported a net loss of $5.5 million and $5.1 million for the three and six months ended June 30, 2012, respectively. The Company reported negative cash flows from operations of $55.8 million during the six months ended June 30, 2012, and expects to incur continued negative cash flows from operations for the foreseeable future.

At June 30, 2012, the Company had $344.5 million of cash, cash equivalents and short-term investments to fund its operations. On March 19, 2012, the Company completed the sale of $258.8 million aggregate principal amount of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes. The Company received cash proceeds from the sale of the Convertible Notes totaling $251.0 million, net of $7.8 million of underwriters’ discounts. Additional information regarding the Convertible Notes is included in Note 5, “Convertible Senior Notes Due 2017.”

(a) Astellas Collaboration Agreement

The Company entered into a collaboration agreement with Astellas in October 2009, pursuant to which it received a non-refundable, up-front cash payment of $110.0 million. As of June 30, 2012, the Company has received $13.0 million of development milestone payments from Astellas. The Company recorded aggregate cost-sharing payments from Astellas totaling $14.2 million and $27.5 million during the three and six months ended June 30, 2012, respectively, and $11.8 million and $21.6 million during the three and six months ended June 30, 2011, respectively.

In May and June 2012, the Company and Astellas submitted marketing applications for enzalutamide in post-chemotherapy castration-resistant prostate cancer in the United States and Europe, respectively. These applications were based on positive overall survival data from the Phase 3 AFFIRM trial first reported in November 2011. The Company has exercised its option to co-promote enzalutamide in the United States, and will provide 50% of the sales and medical affairs field forces supporting enzalutamide in the U.S. market should the FDA grant marketing approval.

(b) Former Collaboration Agreement with Pfizer

The Company entered into a collaboration agreement with Pfizer in October 2008, pursuant to which it received a non-refundable, up-front cash payment of $225.0 million. The Company recorded aggregate cost-sharing payments from Pfizer totaling $0.4 million and $1.7 million during the three and six months ended June 30, 2012, respectively, and $3.0 million and $7.9 million during the three and six months ended June 30, 2011, respectively, pursuant to the terms of the collaboration agreement.

In January 2012, Pfizer exercised its right to terminate the collaboration agreement with the Company based on negative clinical trial results, and the Company and Pfizer discontinued development of dimebon for all indications. The Company refers to its collaboration agreement with Pfizer as the former collaboration agreement with Pfizer.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial condition, results of operations and cash flows for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

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

All tabular disclosures of dollar and share amounts are presented in thousands. All per share amounts are presented at their actual amounts.

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

Costs related to the issuance of the Convertible Notes, consisting primarily of investment banking, legal and other professional fees, were allocated to the debt and equity components of the Company’s Convertible Notes in proportion to the allocation of the principal. Amounts allocated to the debt component were capitalized and are being amortized as non-cash interest expense using the effective yield method over the five-year contract term of the Convertible Notes. Amounts allocated to the equity component were recorded against additional paid-in capital.

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

NOTE 3 — COLLABORATION AGREEMENTS

(a) Collaboration Agreement with Astellas

The Company entered into a collaboration agreement with Astellas in October 2009. Under the Astellas Collaboration Agreement, the Company and Astellas agreed to collaborate on the development of enzalutamide for the U.S. market, including associated regulatory filings with the U.S. Food and Drug Administration, or the FDA. Based on the positive results from the AFFIRM trial, the Company elected to exercise its right under the Astellas Collaboration Agreement to co-promote enzalutamide in the U.S. market. Should enzalutamide receive marketing approval by the FDA, following such approval and the launch of enzalutamide in the United States, the Company and Astellas will co-promote enzalutamide in the United States and each will provide 50% of the sales and medical affairs field forces supporting enzalutamide in the U.S. market. Astellas is responsible for development of, seeking regulatory approval for and commercialization of enzalutamide outside the United States, and for commercial manufacture of enzalutamide on a global basis. Both the Company and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as enzalutamide for the treatment of specified indications for a specified time period, subject to certain exceptions.

The Company and Astellas share equally the costs and expenses of developing and commercializing enzalutamide for the U.S. market, except that (a) development costs for studies useful in both the U.S. market and either Europe or Japan are shared two-thirds by Astellas and one-third by the Company, and (b) both the Company and Astellas will be responsible for all commercialization costs incurred in fielding and supporting their respective sales and marketing teams and will be entitled to receive a fee for each detail made by their respective sales forces. The Company and Astellas will share profits (or losses) resulting from the commercialization of enzalutamide in the United States equally. Outside the United States, Astellas will bear all development and commercialization costs and will pay the Company tiered, double-digit royalties on the aggregate net sales of enzalutamide.

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

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, up-front cash payment of $110.0 million. The Company is also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in sales milestone payments. As of June 30, 2012, the Company had received an aggregate of $13.0 million in development milestone payments under the Astellas Collaboration Agreement. The Company is required to share 10% of the up-front and development milestone payments received under the Astellas Collaboration Agreement with The Regents of the University of California, or UCLA, pursuant to the terms of our enzalutamide license agreement. In the ongoing litigation with UCLA regarding ARN-509 initiated by the Company, UCLA has alleged that the Company is also required to share with UCLA 10% of any sales milestone payments the Company may receive under the Astellas Collaboration Agreement. The Company disputes this allegation, and intends to defend its position vigorously. The Company and Astellas each are permitted to terminate the Astellas Collaboration Agreement for an uncured material breach by, or the insolvency of, the other party. Astellas has a right to terminate the Astellas Collaboration Agreement unilaterally by advance written notice to the Company, but except in certain specific circumstances, generally cannot exercise that termination right until the first anniversary of enzalutamide’s first commercial sale. Following any termination of the Astellas Collaboration Agreement in its entirety, all rights to develop and commercialize enzalutamide will revert to the Company, and Astellas will grant a license to the Company to enable the Company to continue such development and commercialization. In addition, except in the case of a termination by Astellas for an uncured material breach, Astellas will supply enzalutamide to the Company during a specified transition period.

(b) Former Collaboration Agreement with Pfizer

The Company entered into a collaboration agreement with Pfizer in October 2008. Under the terms of the agreement, the Company and Pfizer agreed to collaborate on the development of dimebon for Alzheimer’s disease and Huntington disease for the U.S. market, including associated regulatory filings with the FDA. Pfizer paid the Company a non-refundable, up-front cash payment of $225.0 million. Under the terms of the former collaboration agreement with Pfizer, the Company and Pfizer shared the costs and expenses of developing and commercializing dimebon for the U.S. market on a 60%/40% basis, with Pfizer assuming the larger share.

In January 2012, the Company reported negative top line results from its Phase 3 CONCERT trial of its former product candidate dimebon in patients with mild-to-moderate Alzheimer’s disease. The Company previously had reported negative top line results from its Phase 3 CONNECTION trial of dimebon in patients with mild-to-moderate Alzheimer’s disease and its Phase 3 HORIZON trial of dimebon in patients with Huntington disease. On January 16, 2012, Pfizer exercised its right to terminate the collaboration agreement and the Company and Pfizer discontinued development of dimebon for all indications. During the ensuing 180 days from Pfizer’s termination notification to the Company, the Company and Pfizer continued to wind down their remaining collaboration activities.

(c) Deferred Revenue and Collaboration Revenue

The Company records non-refundable, up-front payments under its current and former collaboration agreements as deferred revenue and recognizes these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period. Milestone payments earned by the Company under its collaboration agreements are recognized as revenue in their entirety in the period in which the underlying milestone event is achieved, except that any milestone payments triggered by events that occur during the performance period and do not qualify as substantive milestones are recorded as deferred revenue and recognized as revenue on a straight-line basis over the expected performance period. Under the Astellas Collaboration Agreement, the Company is eligible to receive profit sharing payments on sales of products in the United States and royalties on sales of products outside of the United States. The Company will recognize any revenue from these events based on the revenue recognition criteria set forth in ASC 605-10-25-1, “Revenue Recognition.”

At June 30, 2012, the Company estimates that its performance period under the Astellas collaboration agreement and its former collaboration agreement with Pfizer will be completed in the second quarter of 2014 and the third quarter of 2012, respectively.

Through June 30, 2012, the Company has received an aggregate of $123.0 million of non-refundable, up-front and development milestone payments under the Astellas Collaboration Agreement and a $225.0 million non-refundable, up-front payment under its former collaboration agreement with Pfizer. Deferred revenue consisted of the following:

	June 30, 2012	December 31, 2011
Current portion:
Deferred revenue from Astellas	$29,024	$23,747
Deferred revenue from Pfizer	5,486	36,015

Total	$34,510	$59,762

Long-term portion:
Deferred revenue from Astellas	$29,024	$47,494
Deferred revenue from Pfizer	—	36,015

Total	$29,024	$83,509

Collaboration revenue recognized with respect to the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Collaboration revenue from Astellas	$7,256	$6,795	$13,193	$12,500
Collaboration revenue from Pfizer	35,656	9,004	66,544	18,008

Total	$42,912	$15,799	$79,737	$30,508

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

The Company recorded development cost-sharing payments from Astellas and Pfizer, and corresponding reductions in research and development expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Development cost-sharing payments from Astellas	$14,013	$11,226	$28,128	$21,113
Development cost-sharing payments from Pfizer	362	2,988	1,689	7,903

Total	$14,375	$14,214	$29,817	$29,016

The Company recorded commercialization cost-sharing payments (to) from Astellas and Pfizer, and corresponding (increases) reductions in selling, general and administrative expenses as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Commercialization cost-sharing payments from (to) Astellas	$146	$526	$(670)	$458
Commercialization cost-sharing payments from Pfizer	5	23	9	36

Total	$151	$549	$(661)	$494

NOTE 4 — NET INCOME (LOSS) PER COMMON SHARE

The computation of basic net income (loss) per common share is based on the weighted-average number of common shares outstanding during each period. The computation of diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of restricted stock units and performance share awards, stock appreciation rights, warrants and shares issuable upon conversion of convertible debt.

The Company uses the “if-converted” method in calculating the diluted net income (loss) per common share effect of the assumed conversion of the Convertible Notes because they can be settled in stock, cash or a combination thereof. Under the “if -converted” method, interest expense related to the Convertible Notes is added back to net income (loss), and the Convertible Notes are assumed to have been converted into common shares at the beginning of the period (or the issuance date) in periods in which there would be a dilutive effect.

Potentially dilutive common shares have been excluded from the diluted net loss per common share computations for all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss in each of the periods presented. At June 30, 2012 and 2011, these potentially dilutive securities were as follows:

	June 30,
	2012	2011
Stock options	3,674	4,744
Shares issuable upon conversion of Convertible Notes	2,525	—
Restricted stock units	125	171
Performance shares eligible to be earned	42	—
Warrants	23	23

Total	6,389	4,938

NOTE 5— CONVERTIBLE SENIOR NOTES DUE 2017

On March 19, 2012, the Company completed the sale of $258.8 million aggregate principal amount of Convertible Notes. The Convertible Notes bear interest at a rate of 2.625% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2012. The Convertible Notes mature on April 1, 2017, unless earlier converted, redeemed or repurchased in accordance with their terms. The Convertible Notes are general senior unsecured obligations and rank (1) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes, (2) equal in right of payment to any of the Company’s future indebtedness and other liabilities of the Company that are not so subordinated, (3) junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness and (4) structurally junior to all future indebtedness incurred by the Company’s subsidiaries and their other liabilities (including trade payables).

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

Holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding January 1, 2017 only upon the occurrence of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) upon the occurrence of specified corporate events; or (4) if the Company calls any Convertible Notes for redemption, at any time until the close of business on the second business day preceding the redemption date. On or after January 1, 2017 until the close of business on the second business day immediately preceding the stated maturity date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances. At June 30, 2012, the Convertible Notes were not convertible.

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

The debt and equity components of the Convertible Notes have been bifurcated and accounted for separately based on the authoritative accounting guidance in ASC 470-20, “Debt with Conversion and Other Options.” The $258.8 million aggregate principal amount of Convertible Notes was bifurcated between the debt component ($187.1 million) and the equity component ($71.7 million). The amount allocated to the debt component of $187.1 million was estimated based on the fair value of similar debt instruments that do not include an equity conversion feature. The Convertible Notes were recorded at an initial carrying value of $187.1 million, net of $71.7 million in debt discount. The debt discount will be accreted to the carrying value of the Convertible Notes as non-cash interest expense utilizing the effective yield amortization method over the period ending on April 1, 2017, which is the scheduled maturity date of the Convertible Notes. Debt discount amortized during the three and six months ended June 30, 2012 was $2.7 million and $3.1 million, respectively. At June 30, 2012, the carrying value of the Convertible Notes was $190.2 million, net of $68.6 million of unamortized debt discount.

The Company incurred Convertible Note issuance costs of $8.4 million, consisting primarily of investment banking, legal and other professional fees. These issuance costs were allocated to the debt component ($6.1 million) and the equity component ($2.3 million) in proportion to the allocation of the Convertible Note proceeds. The $6.1 million of issuance costs allocated to the debt component was capitalized and will be amortized as non-cash interest expense utilizing the effective yield amortization method over the period ending on the scheduled maturity date of the Convertible Notes. The $2.3 million of issuance costs allocated to the equity component was charged to additional paid-in capital.

After giving effect to the bifurcation described above, the effective interest rate on the Convertible Notes was 10.71% for the three and six months ended June 30, 2012. The Company recognized total interest expense of $4.7 million and $5.3 million for the three and six months ended June 30, 2012, respectively, consisting of $1.7 million and $1.9 million of interest expense, respectively, based on the 2.625% coupon rate of the Convertible Notes and non-cash interest expense of $3.0 million and $3.4 million, respectively, related to the amortization of the debt discount and debt issuance costs.

The following table sets forth the interest expense that is expected to be recorded in the Company’s consolidated statements of operations with respect to the Convertible Notes for each of the periods presented in which they remain outstanding.

	Interest at Coupon Rate of 2.625%	Non-Cash Amortization of Debt Discount	Non-Cash Amortization of Debt Issuance Costs	Total Interest Expense
Expected interest expense for:
Remainder of 2012	$3,396	$5,823	$492	$9,711
2013	6,792	12,409	1,049	20,250
2014	6,792	13,736	1,161	21,689
2015	6,792	15,207	1,286	23,285
2016	6,792	16,904	1,429	25,125
2017	1,699	4,488	379	6,566

Total	$32,263	$68,567	$5,796	$106,626

NOTE 6 — STOCK-BASED COMPENSATION

(a) Medivation Equity Incentive Plan

The Medivation Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, which is stockholder-approved, provides for the issuance of options and other stock-based awards, including restricted stock units, performance share awards and stock appreciation rights, covering up to 7,500,000 shares of Medivation’s common stock. Shares issued upon exercise of stock-based awards are new shares that have been reserved for issuance under the Medivation Equity Incentive Plan. The amendment and restatement of the Medivation Equity Incentive Plan was approved by the Company’s Board of Directors, or Board, and by the Company’s stockholders in March and May 2007, respectively. See Note 12, “Subsequent Events,” for additional information regarding the Medivation Equity Incentive Plan.

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

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2011	4,301,808	$18.34
Granted	370,538	$66.99
Exercised	(949,531)	$11.93
Forfeited	(48,487)	$25.88

Outstanding at June 30, 2012	3,674,328	$24.80	7.03	$244.7

Vested and exercisable at June 30, 2012	2,092,153	$19.60	5.74	$150.2

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying awards and the closing stock price per share of $91.40 of the Company’s common stock on June 29, 2012. The amount is presented in millions.

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, expected stock option term, expected dividend yield and expected risk-free rates of return. The following presents the assumptions used to estimate the fair value of stock options granted and the weighted-average grant date fair value per share of options granted during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2012	2011(1)	2012	2011
Risk-free interest rate	0.83%	—	0.83 - 1.01%	2.33 - 2.34%
Estimated term (in years)	5.42	—	5.42 - 5.48	5.99
Estimated volatility	71%	—	71 - 73%	81%
Estimated dividend yield	—	—	—	—
Weighted-average grant date fair value per share of options granted	$51.73	$—	$40.91	$11.07

(1)	No stock options were granted during the three months ended June 30, 2011.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2011	101,617	$14.35
Granted	32,903	$46.39
Forfeited	(9,737)	$23.59

Unvested at June 30, 2012	124,783	$22.07

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

The performance shares under the awards will be earned, if at all, upon determination by the Compensation Committee of the Board of Directors, or the Committee, of actual achievement of performance objectives, subject to specified change of control exceptions. Each recipient of a performance share award must remain an employee of the Company through the date the Committee determines actual performance has been achieved in order to earn the performance shares eligible under the award. Each performance share award is convertible into one share of the Company’s common stock upon the achievement of the performance objective. The base and upside case numbers of shares eligible to be earned under the performance share awards are set forth below. The number of performance shares eligible to be earned at the upside case level is based on achievement of the applicable performance objective by a specified date, and the number of performance shares eligible to be earned at the base case level is based on the achievement of the performance objective during the ten year term of the performance share awards. The following summarizes the performance share awards outstanding and eligible to be earned at June 30, 2012:

	Base Case Achievement	Upside Case Achievement
Performance shares eligible to be earned	20,835	41,666

Stock-based compensation expense associated with performance share awards is based on the grant date fair value of the Company’s common stock and is recognized based on the probable outcome of the performance conditions, which are evaluated quarterly. No stock-based compensation expense with respect to the performance shares was recognized during the three and six months ended June 30, 2012.

Stock Appreciation Rights

The Company has granted stock appreciation rights to certain employees pursuant to the terms of the Medivation Equity Incentive Plan. Stock appreciation rights give the holder the right, upon exercise, to receive the difference between the market price per share of the Company’s common stock at the time of exercise and the exercise price of the stock appreciation right. The exercise price of the stock appreciation right is equal to the market price of the Company’s common stock at the date of the grant. Until such time, if any, that the Company’s stockholders approve an increase to the number of shares of common stock available pursuant to the Medivation Equity Incentive Plan, the stock appreciation rights may be settled only in cash; following such approval, if it occurs, the stock appreciation rights may be settled only in the Company’s common stock. See Note 12, “Subsequent Events,” for additional information regarding the Company’s stock appreciation rights.

The following table summarizes stock appreciation rights activity for the six months ended June 30, 2012:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2011	262,800	$48.79
Granted	193,700	$46.39
Forfeited	(14,700)	$46.39

Outstanding at June 30, 2012	441,800	$47.81	9.48	$19.3

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying awards and the closing stock price per share of $91.40 of the Company’s common stock on June 29, 2012. The amount is presented in millions.

The Company records compensation expense for cash-settled stock appreciation rights based on the estimated fair value on the date of grant using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, expected term, expected dividend yield and risk-free interest rate. Cash-settled stock appreciation rights are liability-classified awards for which compensation expense and the liability are remeasured at each interim reporting date until they are settled based upon the portion of the requisite service period rendered, using a revised Black-Scholes valuation. The fair value of each cash-settled stock appreciation right was estimated on the date of the grant, and was remeasured at June 30, 2012, using the Black-Scholes valuation model with the following assumptions:

	Stock Appreciation Rights Granted During the Six Months Ended June 30, 2012	Remeasurement as of June 30, 2012
Risk-free interest rate	1.01%	0.83%
Estimated term (in years)	5.48	5.42
Estimated volatility	73%	71%
Estimated dividend yield	—	—

The weighted-average fair value per share of cash-settled stock appreciation rights granted during the six months ended June 30, 2012 was $28.67. The weighted average fair value per share of all cash-settled stock appreciation rights outstanding as of the remeasurement date of June 30, 2012 was $66.16. As of June 30, 2012, no cash-settled stock appreciation rights were exercisable. No stock appreciation rights were granted during the three months ended June 30, 2012. At June 30, 2012, $3.6 million was recorded in accrued expenses on the accompanying unaudited consolidated balance sheet related to stock appreciation rights.

Stock-Based Compensation

Stock-based compensation expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense recognized as:
Research and development expense	$3,048	$2,108	$5,485	$4,178
Selling, general and administrative expense	2,533	1,567	4,432	3,111

Total	$5,581	$3,675	$9,917	$7,289

Unrecognized stock-based compensation expense associated with stock options, restricted stock units and stock appreciation rights totaled $51.7 million at June 30, 2012 and is expected to be recognized over a weighted-average period of 3.1 years.

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

The following table presents the Company’s cash equivalents and short-term investments, as well as the hierarchy for its financial instruments measured at fair value on a recurring basis:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
June 30, 2012:
Cash equivalents:
Money market funds	$45,667	$45,667	—	—
Short-term investments:
U.S. Treasury bills	$199,948	$199,948	—	—
December 31, 2011:
Cash equivalents:
Money market funds	$44,044	$44,044	—	—
Short-term investments:
U.S. Treasury bills	$74,996	$74,996	—	—

At June 30, 2012, the amortized cost and gross unrealized gain for available-for-sale securities, consisting of U.S. Treasury bills maturing in July, September and December of 2012, were $199.9 million and $0.0 million, respectively. At December 31, 2011, the amortized cost and gross unrealized gain for available-for-sale securities, consisting of U.S. Treasury bills maturing in January and May of 2012, were $75.0 million and $0.0 million, respectively.

In the table below, the Company has presented the fair value of other financial instruments that are not measured at fair value on a recurring basis.

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
June 30, 2012:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$98,852	$98,852	—	—
Liabilities:
Convertible Notes	$289,800	—	$289,800	—
December 31, 2011:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$26,092	$26,092	—	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivables from collaboration partners, accounts payable and accrued expenses approximate their carrying value. The estimated fair value of the Company’s Convertible Notes, including the equity component, was $289.8 million at June 30, 2012 and was calculated as the face amount of the Company’s Convertible Notes of $258.8 million multiplied by 1.12, reflecting the last trading price of the Company’s Convertible Notes on June 29, 2012.

NOTE 8 — ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
Clinical and preclinical trials	$29,172	$21,453
Payroll and payroll-related	8,450	1,112
Other professional services	7,322	1,449
Accrued interest on Convertible Notes	1,924	—

Total	$46,868	$24,014

NOTE 9 — INCOME TAXES

The Company calculates its quarterly tax provision in accordance with the guidance provided by ASC 740-270, “Interim Income Tax Accounting,” whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). The Company recorded an income tax benefit of $1.0 million and $1.9 million for the three and six months ended June 30, 2011, respectively. The tax benefit was primarily due to the Company’s ability to carry back its anticipated 2011 federal income tax loss to the prior two tax years.

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

In December 2011, the Company entered into a non-cancelable lease agreement for approximately 57,000 square feet of office space located at 525 Market Street, San Francisco, California for its new corporate headquarters, which the Company occupied in June 2012. The lease agreement expires in June 2019 and the Company has an option to extend the term of the lease for an additional five years. As part of the lease agreement, the Company received a tenant improvement allowance of $2.4 million. The Company recorded the allowance as deferred rent and associated capital expenditures as leasehold improvements that will be amortized over the shorter of their useful life or the term of the lease. In connection with the execution of the lease, the Company delivered to the lessor a letter of credit collateralized by restricted cash totaling $5.1 million.

In February 2012, the Company entered into a non-cancelable lease agreement for approximately 15,000 square feet of office space located in Oakbrook Terrace, Illinois for its new commercial headquarters, which the Company occupied in May 2012. The Company selected this location for its commercial headquarters based on its proximity to the Company’s collaboration partner, Astellas. The lease agreement expires in December 2019. As part of the lease agreement, the Company received a tenant improvement allowance of $0.8 million. The Company recorded the allowance as deferred rent and associated capital expenditures as leasehold improvements that will be amortized over the shorter of their useful life or the term of the lease. In connection with the execution of the lease, the Company delivered to the lessor a letter of credit collateralized by restricted cash totaling $0.8 million.

The Company also leases approximately 34,000 square feet of office space at the location of its former corporate headquarters at 201 Spear Street, San Francisco, California pursuant to lease agreements that expire in July 2012 and May 2013, and approximately 9,000 square feet of laboratory space in India pursuant to a lease agreement that expires in December 2015.

The future minimum rentals under the Company’s non-cancelable operating leases at June 30, 2012 were as follows:

Years ending December 31,	Annual Payments
2012 (remainder of year)	$2,246
2013	5,080
2014	4,836
2015	4,901
2016	3,586
2017 and after	8,769

Total	$29,418

In addition to the future minimum rental payments included in the table above, certain lease agreements also require the Company to make additional payments during the lease term for taxes, insurance, and other operating expenses.

(b) Litigation

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired the Company’s common stock between September 21, 2006 and March 2, 2010. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated amended complaint, which was dismissed without prejudice as to all defendants in August 2011. The lead plaintiff filed a second amended complaint in November 2011. In March 2012, the court dismissed the second amended complaint with prejudice and entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012 and filed its opening brief in July 2012. Defendants’ response is currently due on or about August 29, 2012.

In May 2011, the Company filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. The Company’s allegations in this lawsuit include that it has exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon, in a Phase 1-2 clinical trial in post-chemotherapy CRPC. ARN-509 is a close structural analog of enzalutamide, was developed contemporaneously with enzalutamide in the same academic laboratories in which enzalutamide was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which enzalutamide was developed. On February 9, 2012, the Company filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. The Company seeks remedies including a declaration that it is the proper licensee of ARN-509, contractual remedies conferring to it exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against the Company seeking declaratory relief which, if granted, would require the Company to share with the Regents 10% of any sales milestone payments the Company may receive under the Astellas Collaboration Agreement. Under the Astellas Collaboration Agreement, the Company is eligible to receive up to $320 million in sales milestone payments.

The Company believes that it has meritorious defenses in these lawsuits, and intends to advance its positions in these lawsuits vigorously. However, the lawsuits are subject to inherent uncertainties, the actual costs may be significant, and the Company may not prevail. The Company has not established any reserve for any potential liability relating to these lawsuits. The Company believes it is entitled to coverage under its relevant insurance policies for the putative securities class action lawsuits, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

NOTE 11 — PROCEEDS FROM STOCKHOLDER SECURITIES LAW SETTLEMENT

During the six months ended June 30, 2011, the Company received net proceeds of $3.0 million from a securities law settlement involving trades in the Company’s stock by an unaffiliated stockholder. The Company recognized this amount in its financial statements through a credit to additional paid-in capital, with no impact to the Company’s statement of operations.

NOTE 12 – SUBSEQUENT EVENTS

(a) Medivation Equity Incentive Plan

In July 2012, the Company’s stockholders approved an amendment to the Medivation Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the Plan by 1,800,000 shares and to approve the Plan’s performance criteria and award limits. As a result, in the third quarter of 2012, the Company’s outstanding cash-settled stock appreciation rights have been converted to stock-settled stock appreciation rights.

(b) Development Milestone Payment Under Astellas Collaboration Agreement

In July 2012, the FDA accepted for filing the New Drug Application, or NDA, for enzalutamide for the potential treatment of post-chemotherapy advanced prostate cancer and granted priority review designation. The FDA’s acceptance for filing of the NDA triggers a $10.0 million development milestone payment to the Company under the Astellas Collaboration Agreement, which the Company expects to recognize as collaboration revenue during the third quarter of 2012. The Company is required to share 10% of the milestone payment with UCLA pursuant to the terms of its enzalutamide license agreement, which will be recorded as research and development expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K, or Annual Report, for the year ended December 31, 2011. The following discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words, or negatives of such terms. The forward-looking statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) the effects of competing and alternative treatments on patient enrollment and retention in and the results of our ongoing and planned clinical trials, including our ongoing PREVAIL trial, (2) our ability to successfully launch and obtain reimbursement on acceptable terms for enzalutamide (formerly MDV3100), and to compete successfully against approved agents proven to extend life, should enzalutamide receive marketing approval for post-chemotherapy advanced prostate cancer patients; (3) our ability to successfully conduct clinical and preclinical trials for our product candidates, (4) our ability to obtain and maintain required regulatory approvals to develop and market our product candidates, (5) our ability to raise additional capital on favorable terms, including any such additional capital that we may be required to raise to repurchase or refinance our outstanding indebtedness, (6) our ability to execute our development plan on time and on budget, (7) our ability to obtain commercial partners and maintain our relationships with our current and/or potential partners, (8) our ability, whether alone or with commercial partners, to successfully commercialize any of our product candidates that may be approved for sale, and (9) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operation, share price and Convertible Note price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biopharmaceutical company focused on the rapid development of novel small molecule drugs to treat serious diseases for which there are limited treatment options. Together with our collaboration partner, Astellas Pharma, Inc., or Astellas, we are developing enzalutamide (formerly MDV3100) for multiple stages of prostate cancer and for breast cancer. We have successfully completed the Phase 3 AFFIRM trial in the latest stage prostate cancer population that we are studying – men with castration-resistant prostate cancer who have already received docetaxel-based chemotherapy – and have submitted marketing applications for this indication in both the United States and Europe. The U.S. Food and Drug Administration, or FDA, has accepted for filing our U.S. marketing application. We have also been conducting multiple trials of enzalutamide in earlier prostate cancer disease states, including the Phase 3 PREVAIL trial in men with castration-resistant prostate cancer who have not received chemotherapy, and a Phase 1 trial of enzalutamide in breast cancer. Based on the positive results of the AFFIRM trial, we have exercised our right under our collaboration agreement with Astellas, or the Astellas Collaboration Agreement, to co-promote enzalutamide in the United States, should it receive marketing approval.

In October 2009, we entered into the Astellas Collaboration Agreement. Under the terms of the agreement, we and Astellas share equally the costs of developing and commercializing enzalutamide for the U.S. market (subject to the exceptions noted below), and we and Astellas will share equally profits (or losses) resulting from the commercialization of enzalutamide in the United States. Costs of clinical trials supporting development in both the United States and in either Europe or Japan are borne two-thirds by Astellas and one-third by us. Both we and Astellas will be responsible for all costs incurred in fielding and supporting our respective sales and marketing teams and each of us will be entitled to receive a fee for each detail made by our respective sales forces. Outside the United States, Astellas will bear all development and commercialization costs and will pay us tiered, double-digit royalties on the aggregate net sales of enzalutamide.

In January 2012, we reported negative top line results from our Phase 3 CONCERT trial of our former product candidate dimebon in patients with mild-to-moderate Alzheimer’s disease. We previously had reported negative top line results from our Phase 3 CONNECTION trial of dimebon in patients with mild-to-moderate Alzheimer’s disease and our Phase 3 HORIZON trial of dimebon in patients with Huntington disease. In January 2012, Pfizer, Inc., or Pfizer, exercised its right to terminate our collaboration agreement for the development and commercialization of dimebon and we and Pfizer discontinued development of dimebon for all indications. During the ensuing 180 days from Pfizer’s termination notice, we and Pfizer continue to work to wind down our respective remaining collaboration activities.

Our Enzalutamide Program

We have obtained an exclusive, worldwide commercial license to enzalutamide and a related family of novel small molecules. Together with our corporate partner Astellas, we are conducting a broad clinical development plan studying enzalutamide in a broad spectrum of prostate cancer disease states and in breast cancer.

Prostate Cancer

Overview of prostate cancer disease states. Upon initially being diagnosed with prostate cancer, most men opt for what is known as definitive treatment — either surgical removal of the prostate or radiation therapy to the prostate. In most instances, these procedures successfully eradicate all of the cancerous cells, and thus are curative. However, about 30% of the time these procedures fail, and the prostate cancer continues to progress, as typically evidenced by a rising PSA level. Men whose prostate cancer has progressed following definitive treatment are said to have advanced prostate cancer.

Because prostate cancer is fueled by the male sex hormone, testosterone, the initial treatment for men with advanced prostate cancer is castration – either medically, through the use of drugs known as LHRH analogs, or surgically. These treatments reduce serum testosterone to castrate levels, which generally slows disease progression for a period of time. However, in virtually all cases the cancer will eventually continue to progress. Men whose prostate cancer has progressed following either medical or surgical castration are said to have castration-resistant prostate cancer, or CRPC. These patients typically are given hormonal therapy with an anti-androgen such as bicalutamide, and then move on to chemotherapy once their disease continues to progress.

Our clinical development program for enzalutamide includes patients in each of these disease states – CRPC (both post-chemotherapy and pre-chemotherapy), advanced prostate cancer that has not yet progressed to CRPC, and early prostate cancer (immediately following initial diagnosis).

Post-chemotherapy CRPC. In November 2011, we reported positive results from a planned interim analysis of the AFFIRM trial, a randomized, double-blind Phase 3 trial evaluating enzalutamide (160 mg orally once daily) versus placebo in 1,199 patients with CRPC who had previously failed docetaxel-based chemotherapy. The primary endpoint of the AFFIRM trial was overall survival. The Independent Data Monitoring Committee, or IDMC, overseeing the AFFIRM trial determined that enzalutamide demonstrated a clinically meaningful and statistically significant (p<0.0001) improvement in overall survival compared to placebo, and as a result recommended that the study be stopped early and men who received placebo be offered enzalutamide. The IDMC informed us that 1) enzalutamide produced a 4.8-month advantage in median survival compared to placebo; 2) the estimated median survival for men treated with enzalutamide was 18.4 months compared to 13.6 months for men treated with placebo; and 3) enzalutamide provided a 37% reduction in risk of death compared to placebo (hazard ratio = 0.631). The IDMC further determined, considering the observed safety profile, that enzalutamide demonstrated a favorable risk-to-benefit ratio sufficient to stop the study.

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

In June 2012, we reported additional data from the AFFIRM trial at the American Society of Clinical Oncology’s 2012 Annual Meeting relating to the secondary endpoints of health-related quality of life, or QOL, and time to first skeletal-related event. As compared to patients taking placebo, enzalutamide patients in the AFFIRM trial had a significantly higher response rate in health-related QOL, as measured by the validated Functional Assessment of Cancer Therapy – Prostate Questionnaire (43.2% versus 18.3%; p<0.0001) and a significantly longer median time to occurrence of first skeletal-related event (16.7 vs. 13.6 months, p=0.0001, hazard ratio = 0.688).

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

Based on the positive results from the AFFIRM trial, we elected to exercise our right under the Astellas Collaboration Agreement to co-promote enzalutamide in the U.S. market. Should enzalutamide receive marketing approval, we will provide 50% of the sales and medical affairs support for enzalutamide in the U.S. market. We have substantially completed the recruitment of our sales and medical affairs field forces in preparation for the potential launch of enzalutamide in the U.S. in 2012.

In May 2012, we submitted a New Drug Application, or NDA, to the FDA seeking marketing approval for enzalutamide in post-chemotherapy CRPC patients, and requested that the FDA grant priority review for our submission. In July 2012, the FDA accepted the NDA for filing and granted priority review designation. In June 2012, we submitted a Marketing Authorisation Application, or MAA, to the European Marketing Association, or EMA, for enzalutamide in post-chemotherapy CRPC patients.

In May 2012, we initiated an Expanded Access Program for enzalutamide in the United States and a named patient program in Europe to make enzalutamide available for use by eligible patients in those regions while our marketing applications are under review by the FDA and EMA.

Interface between pre-chemotherapy and post-chemotherapy CRPC. We continue to enroll patients in our Phase 1 study evaluating the safety, tolerability and pharmacokinetics of enzalutamide in combination with docetaxel in approximately 18 CRPC patients. The purpose of this trial is to determine whether enzalutamide and docetaxel can be dosed safely in combination with one another.

Pre-chemotherapy CRPC. We consider pre-chemotherapy CRPC to represent the largest area of unmet medical need, and thus the largest potential commercial opportunity for enzalutamide. Thus, our development program in this disease state is particularly important and growing.

Our Phase 3 PREVAIL trial is a randomized, double-blind, placebo-controlled study designed to support registration in pre-chemotherapy CRPC. PREVAIL enrolled both patients who have failed LHRH analog treatment only, as well as patients who have failed both LHRH analog and anti-androgen treatment. The co-primary endpoints in this trial are overall survival and radiographic progression-free survival. We completed our target enrollment of 1,680 patients in May 2012.

In addition to our pivotal PREVAIL trial, we are also conducting two additional trials comparing enzalutamide to bicalutamide, the leading marketed anti-androgen, in pre-chemotherapy CRPC patients. We continue to enroll patients in our ongoing TERRAIN trial, which is planned to enroll 370 patients; and we have initiated patient enrollment in a new trial called STRIVE, which is planned to enroll 400 patients. Both TERRAIN and STRIVE are randomized, double-blind trials of enzalutamide head-to-head against bicalutamide, with a primary endpoint of progression-free survival. The trials differ in that TERRAIN is enrolling only metastatic patients and is being conducted primarily in Europe, while STRIVE will enroll both metastatic and non-metastatic patients and be conducted primarily in the United States.

Study sites are being initiated in another new trial called ASPIRE. This open-label study will evaluate enzalutamide in approximately 150 men with pre-chemotherapy CRPC who are eligible to receive chemotherapy but have elected not to do so. The primary endpoint in this trial is radiographic progression-free survival.

Advanced prostate cancer that has not yet progressed to CRPC. We have completed enrollment in our Phase 2 trial in advanced prostate cancer patients who have not yet been medically or surgically castrated. This is an open-label trial studying enzalutamide as monotherapy in this patient population. The primary endpoint is PSA response.

Early prostate cancer. We have initiated patient enrollment in an open-label clinical trial evaluating enzalutamide as neoadjuvant therapy in approximately 50 men who have been diagnosed with prostate cancer but not yet undergone prostatectomy. Men in this trial will receive enzalutamide for six months before prostatectomy, and then undergo surgery. The primary endpoint in this trial is pathological response rate.

Breast Cancer

We are enrolling patients in an open label Phase 1 study designed to evaluate the safety and tolerability of enzalutamide in breast cancer. The study is expected to enroll approximately 24 breast cancer patients who have failed prior hormone therapy.

Financial History

We have not generated any revenue from product sales to date. We have funded our operations primarily through public offerings of our common stock, the issuance of convertible debt and from the up-front, development milestone and cost-sharing payments under our collaboration agreement with Astellas and our former collaboration agreement with Pfizer. We have incurred cumulative net losses of $255.4 million through June 30, 2012 and we expect to incur substantial additional losses for the foreseeable future as we pursue regulatory approval for, and, if approved, commercial launch of enzalutamide and continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs.

We reported a net loss of $5.5 million and $5.1 million for the three and six months ended June 30, 2012, respectively. We reported negative cash flows from operations during the six months ended June 30, 2012 of $55.8 million, and expect to incur continued negative cash flows from operations for the foreseeable future.

At June 30, 2012, we had $344.5 million of cash, cash equivalents and short-term investments available to fund our operations. On March 19, 2012, we completed the sale of $258.8 million aggregate principal amount of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, raising net proceeds of $251.0 million. We expect to use the net proceeds from this offering for working capital and other general corporate purposes, including preparation for potential U.S. approval and commercial launch of enzalutamide in 2012.

Critical Accounting Policies and the Use of Estimates

In our Annual Report, we identified our most critical accounting policies and estimates upon which our financial statements depends as those relating to revenue recognition and the estimated performance periods under our collaboration agreement with Astellas and our former collaboration agreement with Pfizer, stock-based compensation, research and development expenses and accruals, leases and income taxes. In the first six months of 2012, we expanded the list of our most critical accounting policies and estimates to include those related to our Convertible Notes, including our estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component.

Convertible Notes

In March 2012, we completed the sale of $258.8 million of the Convertible Notes. The debt and equity components of the Convertible Notes have been bifurcated and accounted for separately in accordance with the accounting guidance in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 270-20, “Debt with Conversion and Other Options.” The debt component of the Convertible Notes, which excludes the associated equity conversion feature, was recorded at fair value on the issuance date. The equity component, representing the difference between the aggregate principal amount of the Convertible Notes and the fair value of the debt component, was recorded in additional paid-in capital on the consolidated balance sheet. The discount initially excluded from the carrying value of the Convertible Notes due to the bifurcation will be subsequently accreted to the Convertible Notes principal amount through the recognition of non-cash interest expense.

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

Results of Operations

Collaboration Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Collaboration revenue from Astellas	$7,256	$6,795	$13,193	$12,500
Collaboration revenue from Pfizer	35,656	9,004	66,544	18,008

Total	$42,912	$15,799	$79,737	$30,508

Percentage change	172%		161%

Collaboration revenue under our Astellas Collaboration Agreement was $7.3 million and $13.2 million for the three and six months ended June 30, 2012, respectively, compared to $6.8 million and $12.5 million for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, we have received $123.0 million of non-refundable, up-front and development milestone payments under the Astellas Collaboration Agreement, of which $58.0 million was deferred on our consolidated balance sheet at June 30, 2012.

In July 2012, the FDA accepted for filing the NDA for enzalutamide for the potential treatment of men with post-chemotherapy CRPC and granted priority review designation. The FDA’s acceptance of the NDA filing triggers a $10.0 million development milestone payment to us under the Astellas Collaboration Agreement, which we expect to receive and recognize as collaboration revenue during the third quarter of 2012. We are required to share 10% of this payment with UCLA, pursuant to the terms of our enzalutamide license agreement.

Collaboration revenue under our former collaboration agreement with Pfizer was $35.7 million and $66.5 million for the three and six months ended June 30, 2012, respectively, compared to $9.0 million and $18.0 million for the three and six months ended June 30, 2011, respectively. The increase in collaboration revenue under our former collaboration agreement with Pfizer resulted from the acceleration of the estimated remaining performance period under the agreement due to Pfizer’s election in January 2012 to terminate the agreement. We anticipate that we and Pfizer will complete our respective collaboration wind down activities in the third quarter of 2012. At June 30, 2012, $5.5 million of deferred revenue related to the former collaboration agreement with Pfizer was recorded on our consolidated balance sheet, all of which we expect to recognize as revenue in the third quarter of 2012.

Future changes in estimates of the performance period under the Astellas Collaboration Agreement could significantly impact the timing of future revenue recognition.

Research and Development Expenses

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Research and development	$21,550	$19,139	$41,580	$36,757
Percentage change	13%		13%

Research and development, or R&D, expenses increased $2.4 million, or 13%, to $21.6 million for the three months ended June 30, 2012 from $19.1 million for the three months ended June 30, 2011. The increase was due primarily to a $5.3 million increase in costs related to our enzalutamide development program activities, including additional headcount, partially offset by a $2.1 million decrease in costs due to discontinued dimebon development activities.

R&D expenses increased $4.8 million, or 13%, to $41.6 million for the six months ended June 30, 2012 from $36.8 million for the six months ended June 30, 2011. The increase was due primarily to a $10.0 million increase in costs related to our enzalutamide development program activities, including additional headcount, partially offset by a $6.3 million decrease in costs due to discontinued dimebon development activities.

R&D expenses represented 49% and 52% of total operating expenses for the three and six months ended June 30, 2012, respectively, compared to 73% and 74% for the three and six months ended June 30, 2011, respectively. R&D headcount increased to 95 full-time employees at June 30, 2012 from 70 full-time employees at June 30, 2011. We expect R&D headcount to further increase to approximately 113 full-time employees by December 31, 2012.

Under both the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer, we and our collaboration partners share certain development costs in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall development costs incurred. For the three and six months ended June 30, 2012 and 2011, we recorded development cost-sharing payments from Astellas and Pfizer, and corresponding reductions in R&D expenses, as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Development cost-sharing payments from Astellas	$14,013	$11,226	$28,128	$21,113
Development cost-sharing payments from Pfizer	362	2,988	1,689	7,903

Total	$14,375	$14,214	$29,817	$29,016

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

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Direct costs:
Enzalutamide	$15,144	$9,827	$28,659	$18,630
Dimebon (1)	696	2,754	1,711	8,040
Other	4,126	4,455	7,786	7,516

Total direct costs	19,966	17,036	38,156	34,186
Indirect costs	1,584	2,103	3,424	2,571

Total	$21,550	$19,139	$41,580	$36,757

(1)	We and Pfizer discontinued development of dimebon for all indications in January 2012.

Our projects or intended projects may be subject to change from time to time as we evaluate our R&D priorities and available resources.

In order to obtain the necessary regulatory approvals, we will need to establish to the satisfaction of the applicable regulatory authorities in the United States, Europe and other relevant regions that the applicable product candidate is both safe and effective for each of its intended indications. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain regulatory approvals is expensive, uncertain and takes many years. We are not able to reasonably estimate the time or cost required to obtain such regulatory approvals, and failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a corporate partner or independently. For example, enzalutamide may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and our partner, Astellas, will pursue. The decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our prior and ongoing clinical and non-clinical studies and both our willingness and that of our corporate partner to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities; we have not yet sought such input for all potential indications that we and our collaboration partner may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. Moreover, we or our current or potential future collaboration partners may decide to discontinue development of any development project at any time for regulatory, commercial, scientific or other reasons. To date, we have not commercialized any of our product candidates and in fact may never do so.

Selling, General and Administrative Expenses

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Selling, general and administrative expense	$22,337	$7,036	$38,024	$13,192
Percentage change	217%		188%

Selling, general and administrative, or SG&A, expenses increased $15.3 million, or 217%, to $22.3 million for the three months ended June 30, 2012 from $7.0 million for the three months ended June 30, 2011. The increase was primarily due to $12.4 million in expenses incurred in support of the potential 2012 U.S. commercial launch of enzalutamide, should it receive marketing approval, including expenses related to the recruitment, hiring, training and development of our sales and medical affairs field forces, $1.5 million in expenses for our new corporate and commercial headquarters that we occupied during the second quarter of 2012, including rent and non-capitalizable build-out expenses, and $1.1 million in legal fees.

SG&A expenses increased $24.8 million, or 188%, to $38.0 million for the six months ended June 30, 2012 from $13.2 million for the six months ended June 30, 2011. The increase was primarily due to $19.8 million in expenses incurred in support of the potential 2012 U.S. commercial launch of enzalutamide, should it receive marketing approval, including expenses related to the recruitment, hiring, training and development of our sales and medical affairs field forces, $2.5 million in expenses for our new corporate and commercial headquarters that we occupied during the second quarter of 2012, including rent and non-capitalizable build-out expenses, and $2.6 million in legal fees.

SG&A expenses represented 51% and 48% of total operating expenses for the three and six months ended June 30, 2012, respectively, compared to 27% and 26% for the three and six months ended June 30, 2011, respectively. SG&A headcount increased to 150 full-time employees at June 30, 2012 from 34 full-time employees at June 30, 2011. We expect SG&A headcount to further increase to approximately 168 full-time employees by December 31, 2012.

Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, we and our collaboration partners share certain commercialization costs in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall commercialization costs incurred. For the three and six months ended June 30, 2012 and 2011, we recorded commercialization cost-sharing payments (to) from Astellas and Pfizer, and corresponding (increases) reductions in SG&A expenses, as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Commercialization cost-sharing payments from (to) Astellas	$146	$526	$(670)	$458
Commercialization cost-sharing payments from Pfizer	5	23	9	36

Total	$151	$549	$(661)	$494

Other Income (Expense)

The components of our other income (expense) are included in the following table:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Other income (expense):
Coupon interest expense on Convertible Notes	$(1,698)	$—	$(1,924)	$—
Non-cash amortization of debt discount and issuance costs	(2,990)	—	(3,349)
Interest income	56	9	83	50
Other income (expense)	83	(99)	(15)	(432)

Total	$(4,549)	$(90)	$(5,205)	$(382)

Other income (expense) consists of coupon interest expense and non-cash interest expense on our Convertible Notes, interest income on our cash and investment balances, and the impact of changes in foreign exchange rates on our foreign currency-denominated payables. The impact of foreign exchange rates on our results of operations fluctuates period over period based upon our foreign currency exposures resulting from changes in applicable foreign exchange rates associated with our foreign currency-denominated payables and was not significant during the periods presented.

Income Tax Benefit

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income tax benefit	$(24)	$(992)	$(12)	$(1,897)
Effective tax rate	0.42%	9.48%	0.23%	9.57%

We recorded a tax benefit of $1.0 million and $1.9 million for the three and six months ended June 30, 2011, respectively. The tax benefit was primarily due to our ability to carry back our anticipated 2011 federal income tax loss to the prior two tax years.

Based on the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net loss, we have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not currently believe that realization of those assets is more likely than not.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred cumulative net losses of $255.4 million through June 30, 2012, and we expect to incur substantial additional losses for the foreseeable future as we pursue regulatory approval for, and, if approved, commercial launch of, enzalutamide and continue to finance clinical and preclinical studies of enzalutamide and potential future product candidates and our corporate overhead costs. We have not generated any revenue from product sales to date, and we may never generate any revenue from product sales. Our operations to date have been funded primarily through public offerings of our common stock, the issuance of convertible debt and from the up-front, development milestone and cost-sharing payments from our collaboration partner Astellas and our former collaboration partner Pfizer. We reported a net loss of $5.5 million and $5.1 million for the three and six months ended June 30, 2012, respectively. We reported negative cash flows from operations of $55.8 million during the six months ended June 30, 2012, and expect to incur continued negative cash flows from operations for the foreseeable future.

At June 30, 2012, we had $344.5 million of cash, cash equivalents and short-term investments as compared to $145.1 million at December 31, 2011. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We invest our cash equivalents in highly liquid money market accounts and our short-term investments in highly liquid U.S. Treasury securities. Based on our current expectations, we believe our capital resources at June 30, 2012 will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash, cash equivalents and short-term investments earlier than presently anticipated. We may be required or choose to seek additional capital to expand our clinical development activities for enzalutamide based on the positive results of our Phase 3 AFFIRM trial in post-chemotherapy CRPC patients, to fund costs of planning for and executing a commercial launch of enzalutamide, should it receive marketing approval, if we face challenges or delays in connection with our clinical trials or the potential approval and commercialization of enzalutamide, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital at any time should we conclude that such capital is available on terms that we consider to be in the best interests of our company and our stockholders.

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

Our future capital requirements will depend on many factors, many of which are wholly or partially outside of our control. Such factors include, without limitation:

•	potential commercial launch costs of enzalutamide, should that agent receive marketing approval for post-chemotherapy CRPC patients;

•	the timing and magnitude of any potential sales of enzalutamide, should that agent receive marketing approval for post-chemotherapy CRPC patients;

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our collaboration partner’s preclinical and clinical trials;

•	whether we experience delays in our preclinical and clinical development programs;

•	whether opportunities to acquire additional product candidates arise and the timing and costs of acquiring and developing those product candidates;

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

•	expenses associated with ongoing litigation;

•

the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of and enforcing patent claims and other costs related to patent rights and other intellectual property rights, including litigation costs and the results of such litigation; and

•	interest payments and potential cash settlement of our Convertible Notes.

Commitments and Contingencies

As of June 30, 2012, our contractual obligations and commitments were as follows:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	> 5 Years
Convertible Notes (1)	$292,937	$7,019	$13,584	$272,334	$—
Operating lease obligations (2)	29,418	4,930	9,672	7,862	6,954

Total	$322,355	$11,949	$23,256	$280,196	$6,954

(1)	The amounts include future cash interest payments payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2012. The amounts also include payment of Convertible Notes in full upon maturity on April 1, 2017.
(2)	The amounts represent the future minimum rentals under our non-cancelable operating leases at June 30, 2012.

Convertible Senior Notes Due 2017

On March 19, 2012, we completed the sale of $258.8 million aggregate principal amount of Convertible Notes. The Convertible Notes are governed by an indenture, dated as of March 19, 2012 between the Company and Wells Fargo Bank, National Association as Trustee, as supplemented by the first supplemental indenture dated as of March 19, 2012, or the Indenture. The Convertible Notes bear interest at a rate of 2.625% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2012. The Convertible Notes mature on April 1, 2017, unless otherwise converted, redeemed or repurchased in accordance with their terms. The Convertible Notes are general senior unsecured obligations and rank (1) senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the Convertible Notes, (2) equal in right of payment to any of our future indebtedness and other liabilities that are not so subordinated, (3) junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and (4) structurally junior to all future indebtedness incurred by our subsidiaries and their other liabilities (including trade payables).

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

Holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding January 1, 2017 only upon the occurrence of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then-current conversion rate; (3) upon the occurrence of specified corporate events; or (4) if we call any Convertible Notes for redemption, at any time until the close of business on the second business day preceding the redemption date. On or after January 1, 2017 until the close of business on the second business day immediately preceding the stated maturity date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances. At June 30, 2012, the Convertible Notes were not convertible.

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

Operating Lease Obligations

In December 2011, we entered into a non-cancelable lease agreement for approximately 57,000 square feet of office space located at 525 Market Street, San Francisco, California for our new corporate headquarters, which we occupied in June 2012. The lease agreement expires in June 2019, and we have an option to extend the term of the lease for an additional five years. In February 2012, we entered into a non-cancelable lease agreement for approximately 15,000 square feet of office space located in Oakbrook Terrace, Illinois for our new commercial headquarters, which we occupied in May 2012. The lease agreement expires in December 2019. We also lease approximately 34,000 square feet of office space at the location of our former corporate headquarters at 201 Spear Street, San Francisco, California, pursuant to lease agreements that expire in July 2012 and May 2013, and approximately 9,000 square feet of laboratory space in India pursuant to a lease agreement that expires in December 2015.

Capital Expenditures

During the six months ended June 30, 2012, our property and equipment, net increased by $11.8 million to $12.5 million at June 30, 2012 from $0.7 million at December 31, 2011. The increase was primarily attributable to leasehold improvements related to the build-out of our new corporate and commercial headquarters. We made cash payments of approximately $5.8 million during the six months ended June 30, 2012 related to capital expenditures.

Astellas Collaboration Agreement

We entered into a collaboration agreement with Astellas in October 2009. Under the Astellas Collaboration Agreement, we and Astellas agreed to collaborate on the development of enzalutamide for the United States market, including associated regulatory filings with the FDA. In addition, if approved by the FDA, following such approval and the launch of enzalutamide in the United States, we and Astellas will co-promote enzalutamide in the United States. Astellas is responsible for development of, and seeking regulatory approval for, and commercialization of enzalutamide outside the United States, and for commercial manufacture of enzalutamide on a global basis. Both we and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as enzalutamide for the treatment of specified indications for a specified time period, subject to certain exceptions.

We and Astellas share equally the costs of developing and commercializing enzalutamide for the U.S. market (subject to the exceptions noted below), and we and Astellas will share equally profits (or losses) resulting from the commercialization of enzalutamide in the United States. Costs of clinical trials supporting development in both the United States and in either Europe or Japan are borne two-thirds by Astellas and one-third by us. Both we and Astellas will be responsible for all costs incurred in fielding and supporting our respective enzalutamide sales and marketing teams, and each of us will be entitled to receive a fee for each detail made by our respective sales forces. Outside the United States, Astellas will bear all development and commercialization costs and will pay us tiered, double-digit royalties on the aggregate net sales of enzalutamide.

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

Under the Astellas Collaboration Agreement, Astellas paid us a non-refundable, up-front cash payment of $110.0 million. We are also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in sales milestone payments. As of June 30, 2012, we had received an aggregate of $13.0 million in development milestone payments under the Astellas Collaboration Agreement. In July 2012, the FDA accepted for filing the NDA for enzalutamide for the potential treatment of post-chemotherapy CRPC and granted priority review designation. The FDA’s acceptance for filing of the NDA triggers a $10.0 million development milestone payment to us, which we expect to recognize as collaboration revenue during the third quarter of 2012. We are required to share 10% of the up-front and development milestone payments with UCLA pursuant to the terms of our enzalutamide license agreement. In the ongoing litigation with UCLA regarding ARN-509 initiated by us, UCLA has alleged that we are also required to share with UCLA 10% of any sales milestone payments we may receive under the Astellas Collaboration Agreement. We dispute this allegation, and intend to defend our position vigorously.

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

We are required to pay UCLA an annual maintenance fee, up to $2.8 million in aggregate milestone payments upon the achievement of certain development and regulatory milestone events with respect to enzalutamide ($0.8 million of which we previously paid), and 10% of any up-front and development milestone payments we receive under the Astellas Collaboration Agreement. In ongoing litigation regarding ARN-509 initiated by us, UCLA has alleged that we are also required to share with UCLA 10% of any sales milestone payments we may receive under the Astellas Collaboration Agreement. We dispute this allegation, and intend to defend our position vigorously. We are also required to pay UCLA a single-digit royalty on sales of products falling within the scope of the patent rights licensed from UCLA. Under our Astellas Collaboration Agreement, we and Astellas share this royalty obligation 50/50 with respect to U.S. sales, and Astellas bears the entire royalty obligation with respect to ex-U.S. sales. UCLA may terminate the agreement if we do not meet a general obligation to diligently proceed with the development, manufacture, and sale of licensed products, or if we commit any other uncured material breach of the agreement. UCLA may also terminate the agreement if we fail to meet specific development, regulatory, and commercialization milestones by agreed-upon deadlines, which we may extend for a limited time period by paying an extension fee. We may terminate the agreement at any time upon advance written notice to UCLA. If neither party terminates the agreement early, the agreement will continue in force until the expiration of the last-to-expire licensed patent.

Former Collaboration Agreement with Pfizer

We entered into a collaboration agreement with Pfizer in October 2008. Under the agreement, we and Pfizer agreed to collaborate on the development and commercialization of dimebon for Alzheimer’s disease and Huntington disease for the U.S. market, including associated regulatory filings with the FDA. Pfizer paid us a non-refundable up-front cash payment of $225.0 million. Under the terms of the former collaboration agreement, we and Pfizer shared the costs and expenses of developing and commercializing dimebon for the U.S. market on a 60%/40% basis, with Pfizer assuming the larger share. In January 2012, Pfizer exercised its right to terminate the collaboration agreement and we and Pfizer discontinued development of dimebon for all indications.

Cash Flow Analysis

	Six months ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$(55,761)	$(31,159)
Investing activities	(131,555)	99,852
Financing activities	261,699	5,876

Net change in cash and cash equivalents	$74,383	$74,569

Operating Activities

Net cash used in operating activities totaled $55.8 million for the six months ended June 30, 2012, which consisted of non-cash items of $66.3 million and our net loss of $5.1 million, partially offset by and changes in operating assets and liabilities of $15.6 million. Non-cash items consisted primarily of non-cash amortization of deferred revenue of $79.7 million, partially offset by non-cash stock-based compensation expense of $9.9 million and non-cash interest expense on our Convertible Notes of $3.3 million. The positive cash flow from changes in operating assets and liabilities of $15.6 million was primarily driven by increased accounts payable and accrued expenses of $17.6 million, including expenses incurred in preparation for the potential approval and commercial launch of enzalutamide in the United States in 2012, accrued expenses and payables related to the build-out of our corporate and commercial headquarters, and higher payroll-related costs resulting from additional headcount, and increased other liabilities of $1.8 million, partially offset by increased receivables from collaboration partners of $2.0 million and increased prepaid expenses of $2.0 million, all arising in the ordinary course of business.

Net cash used in operating activities totaled $31.2 million for the six months ended June 30, 2011, which consisted of non-cash items of $23.1 million and our net loss of $17.9 million, partially offset by changes in operating assets and liabilities of $9.8 million. Non-cash items consisted primarily of non-cash amortization of deferred revenue of $30.5 million, partially offset by non-cash stock-based compensation expense of $7.3 million. The positive cash flow from changes in operating assets and liabilities of $9.8 million was primarily driven by a $6.4 million decrease in receivables from collaboration partners, a $5.9 million increase in accounts payable and accrued expenses and a $3.0 million increase in deferred revenue related to the receipt of a development milestone payment from Astellas, all arising in the ordinary course of business, partially offset by a decrease in other current liabilities of $4.7 million arising from Federal income tax payments in 2011.

Investing Activities

Net cash used in investing activities totaled $131.6 million for the six months ended June 30, 2012, consisting of net purchases of short-term investments of $124.9 million, $5.8 million of capital expenditures and $0.8 million in letters of credit collateralized by restricted cash to secure an operating lease for our new commercial headquarters.

Net cash provided by investing activities totaled $99.9 million for the six months ended June 30, 2011, consisting of maturities of short-term investments of $100.0 million, partially offset by $0.1 million of capital expenditures.

Financing Activities

Net cash provided by financing activities totaled $261.7 million for the six months ended June 30, 2012, consisting of net proceeds of $251.0 million from the issuance of our Convertible Notes and $11.3 million in proceeds from the exercise of employee stock options, partially offset by $0.6 million in issuance costs related to our Convertible Notes.

Net cash provided by financing activities totaled $5.9 million for the six months ended June 30, 2011, consisting of $2.9 million in proceeds from the exercise of employee stock options and $3.0 million in net proceeds from a stockholder securities law settlement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. To date, our exposure to market risk has been limited. We currently do not use derivative financial instruments to hedge our market risk exposures. Our cash and investment policy emphasizes liquidity and the preservation of capital over other portfolio considerations. During the six months ended June 30, 2012, there were no material changes to our market risk from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report.

Interest Rate Risk

Our cash equivalents and short-term investments are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and U.S. Treasury securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at June 30, 2012. Due to the short-term, highly liquid nature of our investments, we do not believe that we are subject to any material market risk exposure related to interest rates.

On March 19, 2012, we completed the sale of $258.8 million aggregate principal amount of the Convertible Notes. The Convertible Notes bear interest at a fixed rate of 2.625% per annum, and as such, we are not exposed to changes in interest rates on the Convertible Notes.

Foreign Currency Exchange Risk

We do not have any material exposures to foreign currency rate fluctuations as we operate primarily in the United States. Although we conduct some R&D activities with vendors outside of the United States, most of our transactions are denominated in U.S. dollars. However, certain of our ex-U.S. clinical development activities are pursuant to contracts denominated in foreign currencies. We recorded a $0.1 million foreign currency exchange gain and a $0.1 million foreign currency exchange loss for the three months ended June 30, 2012 and 2011, respectively. We recorded $0.4 million of foreign currency exchange losses for the six months ended June 30, 2011.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between September 21, 2006 and March 2, 2010. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated amended complaint, which was dismissed without prejudice as to all defendants in August 2011. The lead plaintiff filed a second amended complaint in November 2011. In March 2012, the court dismissed the second amended complaint with prejudice and entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012 and filed its opening brief in July 2012. Defendant’s response is currently due on or about August 29, 2012.

In May 2011, we filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. Our allegations in this lawsuit include that we have exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon, in a Phase 1-2 clinical trial in post-chemotherapy CRPC. ARN-509 is a close structural analog of enzalutamide, was developed contemporaneously with enzalutamide in the same academic laboratories in which enzalutamide was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which enzalutamide was developed. On February 9, 2012, we filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. We seek remedies including a declaration that we are the proper licensee of ARN-509, contractual remedies conferring to us exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against us seeking declaratory relief which, if granted, would require us to share with it 10% of any sales milestone payments we may receive under the Astellas Collaboration Agreement. Under the Astellas Collaboration Agreement, we are eligible to receive up to $320 million in sales milestone payments.

Our management believes that we have meritorious defenses in these lawsuits, and we intend to advance our positions in these lawsuits vigorously. However, the lawsuits are subject to inherent uncertainties, the actual costs may be significant, and we may not prevail. We believe we are entitled to coverage under our relevant insurance policies with respect to the putative securities class action lawsuits, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

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

As of June 30, 2012, we had outstanding $258.8 million of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Our substantial indebtedness could have significant effects on our business, results of operation and financial condition. For example, it could:

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

To date, we have financed our operations primarily through public offerings of our common stock, proceeds from the issuance of our Convertible Notes and from up-front, development milestone and cost-sharing payments received pursuant to our collaboration agreement with Astellas and our former collaboration agreement with Pfizer. As of June 30, 2012, we had cash, cash equivalents and short-term investments totaling $344.5 million available to fund our operations. Until we can generate a sufficient amount of revenue from operations, which we may never do, our ability to make payments with respect to the Convertible Notes and to satisfy our other cash requirements will depend on our existing cash resources and future financing activity, if any. Even if we receive regulatory approval of enzalutamide or any potential future product candidates, which we may never do, we must successfully commercialize such products before we can become profitable. It is not unusual for new pharmaceutical products to be commercially unsuccessful or achieve a lower than expected level of commercial success. We expect to incur substantial expenses associated with our commercialization efforts even prior to obtaining regulatory approval of such product candidates, including enzalutamide, as well as thereafter. We may never generate significant revenues and, even if we do generate revenues, the magnitude of those revenues may never be sufficient for us to achieve or sustain profitability.

Based upon our current expectations, we believe our capital resources at June 30, 2012 will be sufficient to fund our currently planned cash requirements for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash, cash equivalents and short-term investments earlier than presently anticipated. We may be required or choose to seek additional capital to expand our clinical development activities for enzalutamide based on the positive results of our Phase 3 AFFIRM trial in post-chemotherapy CRPC patients, to continue funding costs of planning for and executing a commercial launch of enzalutamide, should it receive marketing approval, if we face challenges or delays in connection with our clinical trials or the potential approval and commercialization of enzalutamide, to maintain minimum cash balances that we deem reasonable and prudent or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital at any time should we conclude that such capital is available on terms that we consider to be in the best interests of our company and our stockholders.

We have incurred losses since inception and expect to continue to incur substantial additional losses for the foreseeable future as we pursue regulatory approval for, and, if approved, commercial launch of, enzalutamide and continue to finance clinical and preclinical studies of enzalutamide and potential future product candidates and our corporate overhead costs. Our future capital requirements will depend on many factors, including without limitation:

•	potential commercial launch costs of enzalutamide, should that agent receive marketing approval for post-chemotherapy CRPC patients;

•	the timing and magnitude of any potential sales of enzalutamide, should that agent receive marketing approval for post-chemotherapy CRPC patients;

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our collaboration partner’s preclinical and clinical trials;

•	whether we experience delays in our preclinical and clinical development programs;

•	whether opportunities to acquire additional product candidates arise and the timing and costs of acquiring and developing those product candidates;

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

•	expenses associated with ongoing litigation;

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

Although certain of our employees have commercialization experience, as a company we currently have only limited commercial capabilities. To be prepared to perform our co-promotion activities for enzalutamide, should it be approved in the United States, we will need to continue to expand our organization substantially, including marketing and sales capabilities or contract with third parties to provide these capabilities for us, which will be expensive and time consuming. Any failure or delay in the development of our internal commercial capabilities would adversely impact the commercialization of enzalutamide in the event it receives regulatory approval. If we are not successful in commercializing enzalutamide or potential future product candidates in the event they receive regulatory approval, our future product revenue will suffer and we may incur significant additional losses.

As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize enzalutamide and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts effectively, and continute to hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, “Debt with Conversion and Other Options”, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

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

Following a fundamental change under the indenture governing the Convertible Notes, dated as of March 19, 2012 between us and Wells Fargo Bank, National Association as Trustee, as supplemented by the first supplemental indenture dated as of March 19, 2012, or the Indenture, holders of the Convertible Notes will have the right to require us to purchase their Convertible Notes for cash. In addition, if an event of default under the Convertible Notes is triggered, the trustee or the holders of the Convertible Notes may declare the principal amount of the Convertible Notes, plus accrued and unpaid interest thereon, to be immediately due and payable. In either event, we would be required to make cash payments to satisfy our obligations, which could adversely affect our liquidity. In addition, even if the repurchase rights are not exercised or the payment of principal and interest of Convertible Notes is not accelerated, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

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

*Because our ongoing Phase 3 PREVAIL trial of enzalutamide in pre-chemotherapy CRPC patients has overall survival as a primary endpoint, the availability of approved and/or experimental agents that prolong survival, including the approved hormonal agent Zytiga (abiraterone acetate), the approved chemotherapy agents docetaxel and Jevtana (cabazitaxel), and the approved prostate cancer vaccine Provenge (sipuleucel-T), as well as the potential commercial availability of enzalutamide itself should it be approved for post-chemotherapy CRPC patients, may make it more difficult for our PREVAIL trial to succeed or may prevent it from succeeding, and could reduce the magnitude of any potential survival benefit that enzalutamide may demonstrate in PREVAIL even if that trial does succeed.

Our ongoing Phase 3 PREVAIL trial in pre-chemotherapy CRPC is attempting to demonstrate a statistically significant difference in survival between drug-treated and placebo-treated patients. Overall survival and progression-free survival are the co-primary endpoints in our ongoing PREVAIL trial. Patients participating in our PREVAIL trial may elect to leave the trial and switch to alternative treatments that are, or may in the future become, available to them commercially, such as Zytiga (abiraterone acetate), docetaxel, Jevtana (cabazitaxel), and Provenge (sipuleucel-T), or enzalutamide itself should it be approved for post-chemotherapy CRPC patients based on the positive results in the AFFIRM trial. Each of these alternative treatments has demonstrated statistically significant survival benefits of between two and one-half and five months in CRPC patients and, except for enzalutamide, is commercially available. The survival of any patients who leave our PREVAIL trial to take an alternative treatment will continue to be included in the analysis of the trial. Any survival benefit conferred by these alternative treatments to the one-half of all patients in our PREVAIL trial who were randomized to placebo may have a negative impact on the results of our PREVAIL trial. Patients in our PREVAIL trial are free to leave the trial at any time, and are free to take any alternative treatment once they have left the trial. We have no ability to control or influence either of these decisions. Use of life-prolonging treatments by patients leaving our PREVAIL trial could make it more difficult for the trial to succeed, could prevent it from succeeding, and could reduce any potential survival benefit that may be demonstrated even if it does succeed. Failure of our PREVAIL trial could have significant negative effects on us, including preventing us from obtaining marketing approval in pre-chemotherapy CRPC, which is a far larger commercial opportunity than post-chemotherapy CRPC, being required to conduct additional trials, or causing our partner Astellas to elect to terminate our collaboration agreement. Even if our PREVAIL trial succeeds, any negative impact on the survival benefit shown in that trial could reduce or eliminate enzalutamide’s ability to compete effectively with other treatments that have shown longer survival benefits.

Positive results from our AFFIRM trial in post-chemotherapy CRPC may not be predictive of results of our PREVAIL trial in pre-chemotherapy CRPC or any of our other ongoing and potential future clinical trials of enzalutamide.

Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing. Even where we achieve positive results in clinical trials, subsequent clinical trials may fail, even if those subsequent trials are designed very similarly to their predecessors. Accordingly, despite the positive results from our Phase 3 AFFIRM trial of enzalutamide in post-chemotherapy CRPC, our ongoing Phase 3 PREVAIL trial in pre-chemotherapy CRPC and any other of our ongoing or planned studies of enzalutamide may fail.

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

*Enzalutamide and any of our other potential future product candidates, should any of them receive marketing approval, will face significant competition from other approved products and other products in development.

The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, since 2010 a new second-line chemotherapy drug, Jevtana (cabazitaxel), and a new oral hormonal drug, Zytiga (abiraterone acetate), have received marketing approval in the post-chemotherapy CRPC patient population we studied in our Phase 3 AFFIRM trial of enzalutamide, and a new prostate cancer vaccine, Provenge (sipuleucel-T), received marketing approval covering both the post-chemotherapy CRPC population we studied in our Phase 3 AFFIRM trial and the pre-chemotherapy CRPC population we are studying in our Phase 3 PREVAIL trial. Jevtana (cabazitaxel) and Zytiga (abiraterone acetate) have since acquired substantial shares of the market for treatment of post-chemotherapy CRPC patients, which may make it more difficult for us to compete successfully in this market, notwithstanding the positive results from our AFFIRM trial. In addition, in June 2012 the company marketing Zytiga (abiraterone acetate) reported positive results from a Phase 3 study of that drug in pre-chemotherapy CRPC patients and submitted a marketing application to the FDA seeking approval to market Zytiga in that patient population. Several other drugs are also in advanced clinical development in pre-chemotherapy and post-chemotherapy CRPC populations. Companies currently marketing, or expected to be marketing in the near future, products that will compete directly with any of our investigational drugs that may receive marketing approval include some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson and sanofi-aventis. There are also multiple additional small molecule and recombinant protein candidates in development targeting CRPC, including compounds already in Phase 3 clinical trials. These potentially competing compounds also include an investigational drug currently in Phase 1-2 clinical development that is a close structural analog of enzalutamide, was developed in the same academic laboratory in which enzalutamide was developed and was purportedly licensed by The Regents of the University of California, or UCLA, to Aragon Pharmaceuticals, or Aragon. We have initiated litigation against UCLA, Aragon and certain individuals seeking, among other relief, a declaration that Medivation, and not Aragon, is the exclusive licensee of these molecules. Regardless of the outcome of this litigation, it could be costly and will divert our technical and management personnel from other important activities. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. Any of our product candidates that receive regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which our product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness.

In addition, our product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. For example, Medicare Part B, which makes payments to physicians for certain drugs that are administered by infusion or injection and are not generally self-administered, typically provides for lower patient out-of-pocket expenses and direct reimbursement for such drugs, including a markup, to physicians. One of our primary competitors in post-chemotherapy CRPC patients, the infused chemotherapy drug Jevtana (cabazitaxel), is reimbursed under Medicare Part B while enzalutamide, should it receive marketing approval and be reimbursed by Medicare, would most likely be covered under Medicare Part D, which covers certain outpatient prescription drugs and does not provide the economic benefits of Medicare Part B noted above. Even if one of our product candidates is approved, we cannot guarantee that we, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

*Our Expanded Access Program for enzalutamide may be expensive to operate.

The FDA recently agreed that we may proceed with an Expanded Access Program, or EAP, for enzalutamide under a treatment protocol in the United States while marketing approval is being sought from the FDA. The EAP is now enrolling eligible men with metastatic CRPC cancer previously treated with docetaxel chemotherapy. Medivation and Astellas intend for investigators at approximately 75 centers in the United States to participate in the EAP study to provide expanded access to enzalutamide until the drug becomes commercially available, should it receive approval. If our NDA is under review for a substantial amount of time (for example, if we do not obtain approval during the first round of review of our NDA), the EAP could become expensive to operate as we continue to provide free drug to these patients during the pendency of the NDA review.

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

Moreover, in March 2010, the President of the United States signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations, including those relating to the increased use of comparative effectiveness research on health care products, changes to enrollment in federal healthcare programs, reimbursement changes under Medicare Part D and the Medicaid Drug Rebate Program, and changes to fraud and abuse provisions. Although the U.S. Supreme Court recently upheld the constitutionality of the PPACA, Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety.

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

In October 2009, we announced that we had entered into a collaboration agreement with Astellas for the development, manufacture and commercialization of enzalutamide. Under the agreement, Astellas is responsible for developing, seeking regulatory approval for, and commercializing enzalutamide outside the United States and is responsible globally for all manufacture of product for both clinical and commercial purposes. We and Astellas are jointly responsible for developing, seeking regulatory approval for, and commercializing enzalutamide in the United States. We and Astellas share equally the costs, profits and losses arising from development and commercialization of enzalutamide in the United States. For clinical trials useful both in the United States and in Europe or Japan, we will be responsible for one-third of the total costs and Astellas will be responsible for the remaining two-thirds.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Astellas, including:

•	Astellas’ right to terminate the collaboration agreement with us on limited notice for convenience (subject to certain limitations), or for other reasons specified in the collaboration agreement;

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

The financial returns to us, if any, under our collaboration agreement with Astellas depend in large part on the achievement of development and commercialization milestones and the generation of product sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in large part on the performance of Astellas under the Astellas Collaboration Agreement. If Astellas fails to perform or satisfy its obligations to us, the development, potential regulatory approval or commercialization of enzalutamide would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason.

*We are dependent on the efforts of Astellas to commercialize enzalutamide if approved for commercial sale.

Under our collaboration with Astellas, we and Astellas have the right to jointly promote enzalutamide to customers in the United States. However, Astellas has the sole right to distribute and sell enzalutamide to customers in the United States and the sole right to promote, distribute and sell enzalutamide to customers outside the United States. We are thus partially dependent on Astellas to successfully promote enzalutamide in the United States, and solely dependent on Astellas to successfully distribute and sell enzalutamide in the United States and to promote, distribute and sell enzalutamide outside of the United States. We have limited ability to direct Astellas in its potential commercialization of enzalutamide in any country, including the United States. If Astellas fails to adequately commercialize enzalutamide, whether inside or outside of the United States, we may be unable to obtain any remedy against Astellas. If this were to happen, any sales of enzalutamide may be harmed, which would negatively impact our business, results of operations, cash flows and liquidity.

*We are dependent on Astellas and its contract manufacturers to manufacture clinical and commercial requirements of enzalutamide, which could result in the delay of clinical trials or regulatory approval or lost sales.

Under our agreement with Astellas, Astellas has the primary right and responsibility to manufacture and/or manage the supply of enzalutamide for clinical trials and all commercial requirements. Astellas intends to fulfil these obligations largely through third-party contract manufacturers. Consequently, we are, and expect to remain, dependent on Astellas and its contract manufacturers to supply enzalutamide. Astellas and its contract manufacturers may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance, and shortage of qualified personnel. Astellas and its contract manufacturers may not perform as agreed or may default in their obligations to supply clinical trial supplies and/or commercial product. Astellas and its contract manufacturers may fail to deliver the required quantities of enzalutamide on a timely basis. Any such failure by Astellas or its contract manufacturers could delay our future clinical trials and our applications for regulatory approval, or, if approved for commercial sale, could impair our ability to meet the market demand for enzalutamide and therefore result in decreased sales. If Astellas or its contract manufacturers do not adequately perform, we may be forced to incur additional expenses, delays, or both, to arrange or take responsibility for contract manufacturers to manufacture enzalutamide on our behalf, as we do not have any internal manufacturing capabilities.

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

All pharmaceutical and medical device products in the United States, Europe and other countries must be manufactured in strict compliance with cGMP and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We face the risk that our contract manufacturers may have interruptions in raw material supplies, be unable to comply with strictly enforced regulatory requirements, or, for other reasons beyond their or our control, be unable to complete their manufacturing responsibilities on time, on budget, or at all. Under our collaboration agreement with Astellas, Astellas is responsible for all manufacture of enzalutamide for commercial purposes, but we cannot guarantee that Astellas will be able to supply enzalutamide in a timely manner or at all. Furthermore, commercial manufacturing processes have not yet been validated for enzalutamide. We thus cannot guarantee that commercial-scale cGMP manufacture of enzalutamide using a validated manufacturing process will be possible, on a cost-effective basis or at all, which would materially and adversely affect the value of our enzalutamide program.

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

We cannot guarantee that any of our pending or future patent applications will mature into issued patents, or that any of our current or future issued patents will adequately protect enzalutamide or any potential future product candidates from competitors. For example, there is a large body of prior art, including multiple issued patents and published patent applications, disclosing molecules in the same chemical class as enzalutamide. Since our licensed family of compounds related to enzalutamide includes approximately 170 specific molecules, we expect that some members of this series may not be patentable in light of this prior art, or may infringe the claims of patents presently issued or issued in the future. Furthermore, we cannot guarantee that any of our present or future issued patents will not be challenged by third parties, or that they will withstand any such challenge. If we are not able to obtain adequate protection for, or defend, the intellectual property position of our technologies and product candidates, then we may not be able to attract collaborators to acquire or partner our development programs. Further, even if we can obtain protection for and defend the intellectual property position of our technologies and product candidates, we or any of our potential future collaborators still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we and our potential future collaborators may not generate any revenues or profits from our product candidates or our revenue or profits would be significantly decreased.

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

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that we disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between September 21, 2006 and March 2, 2010. The actions were consolidated in September 2010, and, in April 2011, the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated amended complaint, which was dismissed without prejudice as to all defendants in August 2011. The lead plaintiff filed a second amended complaint in November 2011. In March 2012, the court dismissed the second amended complaint with prejudice and entered judgment in our favor. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeal for the Ninth Circuit in April 2012 and filed its opening brief in July 2012. Defendant’s response is currently due on or about August 29, 2012.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Incorporated By Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1	(d)	2/19/2008

		Incorporated By Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

4.1	Common Stock Certificate	10-Q	001-32836	4.1	5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1	3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior note due 2017).	8-K	001-32836	4.2	3/19/2012

10.1	Amended and Restated 2004 Equity Incentive Award Plan	8-K	001-32836	10.1	7/18/2012

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS#	XBRL Instance Document.					X

101.SCH#	XBRL Taxonomy Extension Schema Document.					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012	MEDIVATION, INC.

	By:	/s/ C. Patrick Machado
	Name:	C. Patrick Machado
	Title:	Chief Business Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1	(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2		3/16/2009

4.1	Common Stock Certificate	10-Q	001-32836	4.1		5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1		12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1		3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior note due 2017).	8-K	001-32836	4.2		3/19/2012

10.1	Amended and Restated 2004 Equity Incentive Award Plan	8-K	001-32836	10.1		7/18/2012

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).						X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).						X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.						X

101.INS#	XBRL Instance Document.						X

101.SCH#	XBRL Taxonomy Extension Schema Document.						X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.						X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.						X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.