Form 10-Q
period 2012-09-30
MEDIVATION, INC.
filed 2012-11-09
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 6, 2012, 74,293,361 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$115,557	$70,136
Short-term investments	224,854	74,996
Receivables from collaboration partners	17,082	12,545
Restricted cash	843	—
Prepaid expenses and other current assets	13,015	10,512

Total current assets	371,351	168,189
Property and equipment, net	13,585	720
Restricted cash, net of current	8,843	5,489
Other non-current assets	5,206	719

Total assets	$398,985	$175,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,320	$5,588
Accrued expenses	50,165	24,014
Deferred revenue	29,024	59,762
Other current liabilities	513	270

Total current liabilities	84,022	89,634
Convertible Notes, net of unamortized discount of $65,670 at September 30, 2012	193,080	—
Deferred revenue, net of current	21,768	83,509
Other non-current liabilities	4,938	653

Total liabilities	303,808	173,796
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 170,000,000 shares authorized; 74,148,795 and 71,463,676 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	742	357
Additional paid-in capital	354,329	251,242
Accumulated other comprehensive (loss) gain	(6)	13
Accumulated deficit	(259,888)	(250,291)

Total stockholders’ equity	95,177	1,321

Total liabilities and stockholders’ equity	$398,985	$175,117

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Collaboration revenue	$64,798	$14,940	$144,535	$45,448
Operating expenses:
Research and development	32,045	18,706	73,625	55,463
Selling, general and administrative	32,345	7,724	70,369	20,916

Total operating expenses	64,390	26,430	143,994	76,379

Income (loss) from operations	408	(11,490)	541	(30,931)
Other income (expense):
Interest expense	(4,840)	—	(10,113)	—
Interest income	57	19	140	69
Other income (expense), net	(154)	62	(169)	(370)

Total other income (expense), net	(4,937)	81	(10,142)	(301)

Net loss before income tax (expense) benefit	(4,529)	(11,409)	(9,601)	(31,232)
Income tax (expense) benefit	(8)	1,365	4	3,262

Net loss	$(4,537)	$(10,044)	$(9,597)	$(27,970)

Basic and diluted net loss per common share	$(0.06)	$(0.14)	$(0.13)	$(0.40)

Weighted average common shares used in the calculation of basic and diluted net loss per common share	73,697	69,818	72,794	69,642

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(4,537)	$(10,044)	$(9,597)	$(27,970)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities, net	(9)	11	(19)	9

Other comprehensive (loss) gain, net	(9)	11	(19)	9

Comprehensive loss	$(4,546)	$(10,033)	$(9,616)	$(27,961)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,597)	$(27,970)
Adjustments for non-cash operating items:
Amortization of deferred revenue	(92,479)	(45,448)
Stock-based compensation	17,520	10,516
Amortization of debt discount and debt issuance costs	6,491	—
Depreciation on property and equipment	959	324
Accretion of discount on investment securities	(93)	(50)
Changes in operating assets and liabilities:
Receivables from collaboration partners	(4,537)	7,051
Prepaid expenses and other current assets	(1,981)	3,103
Other non-current assets	32	(3,411)
Accounts payable	(1,483)	2,082
Accrued expenses	24,603	5,747
Deferred revenue	—	3,000
Other current liabilities	243	(4,354)
Other non-current liabilities	4,285	(810)

Net cash used in operating activities	(56,037)	(50,220)

Cash flows from investing activities:
Purchases of short-term investments	(374,784)	(74,881)
Maturities of short-term investments	225,000	100,000
Purchases of property and equipment	(13,549)	(137)
Change in restricted cash	(3,697)	—

Net cash (used in) provided by investing activities	(167,030)	24,982

Cash flows from financing activities:
Proceeds from issuance of Convertible Notes, net	250,987	—
Financing transaction costs	(614)	—
Proceeds from stock option exercises	18,115	2,933
Net proceeds from stockholder securities law settlement	—	2,959

Net cash provided by financing activities	268,488	5,892

Net increase (decrease) in cash and cash equivalents	45,421	(19,346)
Cash and cash equivalents at beginning of period	70,136	107,717

Cash and cash equivalents at end of period	$115,557	$88,371

Non-cash investing and financing activities:
Property and equipment expenditures incurred but not yet paid	$265	$—
Performance share units withheld to satisfy tax withholding obligations not yet paid	$1,608	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

Medivation, Inc. (the “Company” or “Medivation”) is a biopharmaceutical company focused on the rapid development of novel therapies to treat serious diseases for which there are limited treatment options. Together with its collaboration partner, Astellas Pharma, Inc., or Astellas, the Company is marketing XTANDI® (enzalutamide) capsules, formerly known as MDV3100, in the United States for treatment of men with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel. A European marketing application submitted for this indication is currently under review by the European Medicines Agency, or EMA. Together with Astellas, the Company is also conducting multiple trials of enzalutamide in earlier prostate cancer disease states, including the Phase 3 PREVAIL trial in men with mCRPC who have not received chemotherapy, and in breast cancer.

In October 2009, the Company entered into a collaboration agreement with Astellas, or the Astellas Collaboration Agreement, pursuant to which it is collaborating with Astellas to develop and commercialize XTANDI globally. Under the agreement, decision making and economic participation differs between the U.S. market and the ex-U.S. market. In the United States, decisions are generally made by consensus, pre-tax profits and losses are shared equally, and, subject to certain exceptions, development and commercialization costs (including cost of goods sold and the royalty on net sales payable to The Regents of the University of California, or UCLA, under the Company’s XTANDI license agreement) are also shared equally. The primary exceptions to equal cost sharing in the U.S. market are that each party bears its own commercial full-time equivalent personnel, or FTE, costs, and that development costs supporting regulatory approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company and Astellas are co-promoting XTANDI in the U.S. market, with each company providing half of the sales and medical affairs effort in support of the product. Both the Company and Astellas are entitled to receive a fee for each qualifying detail made by their respective sales representatives. Outside the United States, decisions are generally made by Astellas and all development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA) are borne by Astellas. Astellas retains all ex-U.S. profits and losses, and pays the Company a tiered, double-digit royalty on net ex-U.S. sales. Astellas has sole responsibility for promoting XTANDI outside the United States, and for recording all XTANDI sales both inside and outside the United States.

In January 2012, the Company’s former collaboration partner Pfizer, Inc., or Pfizer, exercised its right to terminate the Company’s collaboration agreement for the development and commercialization of dimebon for the treatment of Alzheimer’s disease and Huntington disease, due to negative Phase 3 trial results in both indications. The Company and Pfizer discontinued development of dimebon for all indications in January 2012, and completed the wind down of their respective remaining collaboration activities in the third quarter of 2012.

On August 31, 2012, the U.S. Food and Drug Administration, or FDA, approved XTANDI for the treatment of men with mCRPC who have previously received docetaxel. This was the first marketing approval for XTANDI anywhere in the world. The Company and Astellas commenced commercial sales of XTANDI in the U.S. on September 13, 2012. The Company did not generate any collaboration revenue attributable to U.S. XTANDI sales until the quarter ended September 30, 2012, and such revenue to date has been minimal. The Company has funded its operations primarily through public offerings of its common stock, the issuance of convertible debt and from the up-front, development milestone and cost-sharing payments under its Collaboration Agreement with Astellas and its former collaboration agreement with Pfizer. The Company has incurred cumulative net losses of $259.9 million through September 30, 2012, and expects to incur substantial additional losses as it continues to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of XTANDI and potential future product candidates, and its corporate overhead costs. The Company does not know when, or if, XTANDI will become profitable in the U.S. market, will be approved for sale in the U.S. market for any indication other than treatment of men with mCRPC who have received docetaxel, or will be approved for sale in any other market for any indication.

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

All tabular disclosures of dollar and share amounts are presented in thousands, unless indicated otherwise. All per share amounts are presented at their actual amounts.

(b) Capital Structure

On September 20, 2012, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, effecting an increase in the total number of authorized shares of capital stock of the Company from 51,000,000 to 86,000,000 and an increase in the total number of authorized shares of common stock of the Company from 50,000,000 to 85,000,000.

On September 21, 2012, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, effecting (i) an increase in the total number of authorized shares of capital stock of the Company from 86,000,000 to 171,000,000, (ii) an increase in the total number of authorized shares of common stock of the Company from 85,000,000 to 170,000,000, and (iii) a two-for-one forward split of its common stock effective as of 5:00 p.m., Eastern Time, on September 21, 2012 to stockholders of record as of the record date, September 7, 2012.

The Company issued 36,990,354 shares of its common stock as a result of the two-for-one forward stock split. The par value of the Company’s common stock remained unchanged at $0.01 per share. As a result of the stock split, the Company charged approximately $0.4 million to additional paid-in capital with an offsetting credit to par value for the newly-issued shares, representing an amount equal to the par value of the additional shares issued.

All common share (except par value per share) and net loss per common share information for all periods reflect the two-for-one stock split of the Company’s common stock. The number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards was proportionally increased, and the exercise price per share thereof was proportionally decreased, in accordance with the terms of the Medivation Equity Incentive Plan, as amended.

(c) Significant Accounting Policies

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

Use of Estimates

Under the Astellas Collaboration Agreement, Astellas records all XTANDI sales globally and has operational responsibility for certain development and commercialization activities in the U.S. for which the Company shares costs. Thus, Astellas has control over certain XTANDI-related financial information needed to prepare the Company’s financial statements and related disclosures, including information regarding gross sales, net sales, gross-to-net deductions and shared U.S. development and commercialization costs incurred by Astellas. The Company is dependent on Astellas to provide it with such information in a timely and accurate manner for use in preparing the Company’s financial statements and disclosures. Certain of this information provided by Astellas is subject to estimates, including estimates used in determining gross-to-net deductions such as payor mix, discounts (including legally mandated discounts to government entities), returns, chargebacks, rebates, and participation levels in patient assistance programs, and estimates regarding accrued development and commercialization costs incurred by Astellas. Under the Astellas Collaboration Agreement, such estimates will be reassessed periodically and trued-up as appropriate in accordance with Astellas’ internal accounting policies, as consistently applied. Should Astellas fail to provide the Company with any such financial information in a timely manner, or should any such financial information provided by Astellas, or any of the estimates upon which such financial information was based, prove to be inaccurate, the Company could be required to record adjustments in future periods and may be required to restate its results for prior periods.

(d) Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” with an objective of increasing the prominence of items reported in other comprehensive income, or OCI. This amendment provides companies with the option to present the total of comprehensive income, the components of net income and the components of OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, companies must present on the face of the financial statements items reclassified from OCI to net income in the section of the financial statements where the components of net income and OCI are presented, regardless of the option selected to present comprehensive income. The amended guidance related to the presentation of comprehensive income is applicable retrospectively and is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, which defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI to enable the FASB time to re-deliberate the presentation requirements. The Company adopted this amended guidance retrospectively as of January 1, 2012. The adoption of this amended guidance impacted disclosure only and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 3 — COLLABORATION AGREEMENTS

(a) Collaboration Agreement with Astellas

In October 2009, the Company entered into the Astellas Collaboration Agreement pursuant to which it is collaborating with Astellas to develop and commercialize XTANDI globally. Under the agreement, decision making and economic participation differs between the U.S. market and the ex-U.S. market. In the United States, decisions are generally made by consensus, pre-tax profits and losses are shared equally, and, subject to certain exceptions, development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s XTANDI license agreement) are also shared equally. The primary exceptions to equal cost sharing in the U.S. market are that each party bears its own commercial FTE costs, and that development costs supporting regulatory approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company and Astellas are co-promoting XTANDI in the U.S. market, with each company providing half of the sales and medical affairs effort in support of the product. Both the Company and Astellas are entitled to receive a fee for each qualifying detail made by its respective sales representatives. Outside the United States, decisions are generally made by Astellas and all development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA) are borne by Astellas. Astellas retains all ex-U.S. profits and losses, and pays the Company a tiered, double-digit royalty on net ex-U.S. sales. Astellas has sole responsibility for promoting XTANDI outside the United States, and for recording all XTANDI sales both inside and outside the United States. Both the Company and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as XTANDI for the treatment of specified indications for a specified time period, subject to certain exceptions.

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, up-front cash payment of $110.0 million. The Company is also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in sales milestone payments. As of September 30, 2012, the Company had received an aggregate of $58.0 million in development milestone payments under the Astellas Collaboration Agreement. Under the Company’s license agreement with UCLA, the Company is required to share with UCLA ten percent of the development milestone payments that the Company earns under the Astellas Collaboration Agreement. In ongoing litigation with UCLA initiated by the Company, UCLA has alleged in a counterclaim that the Company is also required to share with UCLA ten percent of any sales milestone payments the Company may receive under the Astellas Collaboration Agreement. The Company disputes this allegation, and intends to defend its position vigorously. For more information about this litigation, see “Legal Proceedings” in Item 1 of Part II below. During the third quarter of 2012, the Company recorded an aggregate of $6.5 million in milestone-related payments to UCLA within research and development expenses, or R&D, in the Company’s consolidated statements of operations. This amount consisted of $4.5 million representing UCLA’s ten percent share of the $45.0 million in development milestone payments the Company earned during that period under the Astellas Collaboration Agreement, plus a $2.0 million milestone payment under the UCLA license agreement for receipt of regulatory approval to commercialize XTANDI in the U.S.

(b) Former Collaboration Agreement with Pfizer

The Company entered into a collaboration agreement with Pfizer in October 2008. Under the terms of the agreement, the Company and Pfizer agreed to collaborate on the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease for the U.S. market. Pfizer paid the Company a non-refundable, up-front cash payment of $225.0 million. Under the terms of the former collaboration agreement with Pfizer, the Company and Pfizer shared the costs and expenses of developing and commercializing dimebon for the U.S. market on a 60%/40% basis, with Pfizer assuming the larger share. In January 2012, Pfizer exercised its right to terminate the collaboration agreement and the Company and Pfizer discontinued development of dimebon for all indications.

(c) Collaboration Revenue

Collaboration revenue consists of three components: (a) collaboration revenue attributable to U.S. XTANDI sales; (b) collaboration revenue attributable to ex-U.S. XTANDI sales; and (c) collaboration revenue attributable to up-front and milestone payments.

Collaboration revenue for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Collaboration revenue:
Attributable to U.S. XTANDI sales	$7,056	$—	$7,056	$—
Attributable to ex-U.S. XTANDI sales	—	—	—	—
Attributable to up-front and milestone payments	57,742	14,940	137,479	45,448

Total collaboration revenue	$64,798	$14,940	$144,535	$45,448

Collaboration Revenue Attributable to U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. The Company and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, the Company and Astellas also share equally all XTANDI development and commercialization costs attributable to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s XTANDI license agreement. The primary exceptions to 50/50 cost sharing are that each party bears its own commercial FTE costs, and that development costs supporting regulatory approvals in both the U.S. and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company recognizes collaboration revenue attributable to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to U.S. XTANDI sales consists of the Company’s share of pre-tax profits and losses from U.S. sales, plus reimbursement of the Company’s share of reimbursable U.S. development and commercialization costs. The Company’s collaboration revenue attributable to U.S. XTANDI sales in any given period will be mathematically equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

Collaboration revenue attributable to U.S. XTANDI sales for the three and nine months ended September 30, 2012 was as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net U.S. sales (as reported by Astellas)	$14,112	$14,112
Shared U.S. development and commercialization costs	(41,928)	(41,928)

Pre-tax U.S. profit (loss)	$(27,816)	$(27,816)

Medivation’s share of pre-tax U.S. profit (loss)	$(13,908)	$(13,908)
Reimbursement of Medivation’s share of shared U.S. costs	20,964	20,964

Collaboration revenue attributable to U.S. XTANDI sales	$7,056	$7,056

There was no collaboration revenue attributable to U.S. XTANDI sales for the three and nine months ended September 30, 2011.

Collaboration Revenue Attributable to Ex-U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI sales. Astellas is responsible for all development and commercialization costs for XTANDI outside the U.S., including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s XTANDI license agreement, and pays the Company tiered, double-digit royalties on net ex-U.S. XTANDI sales. The Company recognizes collaboration revenue attributable to ex-U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to ex-U.S. XTANDI sales consists of royalty payments from Astellas on those sales.

There was no collaboration revenue attributable to ex-U.S. XTANDI sales for the three and nine months ended September 30, 2012 and 2011.

Collaboration Revenue Attributable to Up-front and Milestone Payments

The Company records non-refundable, up-front payments under its current and former collaboration agreements as deferred revenue and recognizes these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period. Milestone payments earned by the Company under its collaboration agreements are recognized as revenue in their entirety in the period in which the underlying milestone event is achieved, except that any milestone payments that (a) are related to the performance of the Company’s deliverables under the applicable collaboration agreement, (b) are triggered by events that occur during the performance period under the applicable collaboration agreement, and (c) do not constitute substantive milestones, are recorded as deferred revenue and recognized as collaboration revenue on a straight-line basis over the expected performance period.

Collaboration revenue attributable to up-front and milestone payments for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Collaboration revenue attributable to up-front and milestone payments:
From Astellas	$52,256	$5,936	$65,449	$18,436
From Pfizer	5,486	9,004	72,030	27,012

Total collaboration revenue attributable to up-front and milestone payments	$57,742	$14,940	$137,479	$45,448

Deferred revenue consisted of the following:

	September 30, 2012	December 31, 2011
Current portion:
Deferred revenue from Astellas	$29,024	$23,747
Deferred revenue from Pfizer	—	36,015

Total	$29,024	$59,762

Long-term portion:
Deferred revenue from Astellas	$21,768	$47,494
Deferred revenue from Pfizer	—	36,015

Total	$21,768	$83,509

(d) Cost-Sharing Payments

Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, the Company and its collaboration partners share certain development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s XTANDI license agreement) in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared U.S. development and commercialization costs incurred. The Company’s policy is to account for cost-sharing payments to its collaboration partners as increases in expense in its consolidated statements of operations, while cost-sharing payments by its collaboration partners to the Company are accounted for as reductions in expense. Cost-sharing payments related to development activities and commercialization activities are recorded in R&D and selling, general and administrative expenses, or SG&A, respectively.

The following table summarizes the reductions in R&D related to cost-sharing payments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Development cost-sharing payments from Astellas	$11,003	$11,480	$39,131	$32,593
Development cost-sharing payments from Pfizer	51	2,484	1,740	10,387

Total	$11,054	$13,964	$40,871	$42,980

The following table summarizes the (increases) reductions in SG&A related to cost-sharing payments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Commercialization cost-sharing payments (to) from Astellas	$(1,187)	$176	$(1,857)	$634
Commercialization cost-sharing payments (to) from Pfizer	—	(3)	9	33

Total	$(1,187)	$173	$(1,848)	$667

NOTE 4 — NET INCOME (LOSS) PER COMMON SHARE

The computation of basic net income (loss) per common share is based on the weighted-average number of common shares outstanding during each period. The computation of diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of restricted stock units, performance share awards, stock appreciation rights, warrants and shares issuable upon conversion of convertible debt.

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

Potentially dilutive common shares have been excluded from the diluted net loss per common share computations for all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss in each of the periods presented. At September 30, 2012 and 2011, these potentially dilutive securities were as follows:

	September 30,
	2012	2011
Shares issuable upon conversion of Convertible Notes	5,050	—
Stock options	6,898	10,026
Stock appreciation rights	884	—
Restricted stock units	247	305
Performance share awards eligible to be earned	42	—
Warrants	46	46

Total	13,167	10,377

NOTE 5 — CONVERTIBLE SENIOR NOTES DUE 2017

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

Holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding January 1, 2017 only upon the occurrence of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) upon the occurrence of specified corporate events; or (4) if the Company calls any Convertible Notes for redemption, at any time until the close of business on the second business day preceding the redemption date. On or after January 1, 2017 until the close of business on the second business day immediately preceding the stated maturity date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances. At September 30, 2012, the Convertible Notes were not convertible.

Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock at the Company’s election. The initial conversion rate was 9.7586 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $102.47 per share of common stock. On September 21, 2012, following the completion of a two-for-one forward split of the Company’s common stock, the conversion rate was adjusted to 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock. The conversion rate is subject to adjustment in certain events, such as distribution of dividends and stock splits. In addition, upon a Make-Whole Adjustment Event (as defined in the Indenture), the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Convertible Notes in connection with such Make-Whole Adjustment Event.

The debt and equity components of the Convertible Notes have been bifurcated and accounted for separately based on the authoritative accounting guidance in ASC 470-20, “Debt with Conversion and Other Options.” The $258.8 million aggregate principal amount of Convertible Notes was bifurcated between the debt component ($187.1 million) and the equity component ($71.7 million). The amount allocated to the debt component of $187.1 million was estimated based on the fair value of similar debt instruments that do not include an equity conversion feature. The Convertible Notes were recorded at an initial carrying value of $187.1 million, net of $71.7 million in debt discount. The debt discount will be accreted to the carrying value of the Convertible Notes as non-cash interest expense utilizing the effective yield amortization method over the period ending on April 1, 2017, which is the scheduled maturity date of the Convertible Notes. Debt discount amortized during the three and nine months ended September 30, 2012 was $2.9 million and $6.0 million, respectively. At September 30, 2012, the carrying value of the Convertible Notes was $193.1 million, net of $65.7 million of unamortized debt discount.

The Company incurred issuance costs of $8.4 million, consisting primarily of investment banking, legal and other professional fees. These issuance costs were allocated to the debt component ($6.1 million) and the equity component ($2.3 million) in proportion to the allocation of the Convertible Note proceeds. The $6.1 million of issuance costs allocated to the debt component was capitalized and is being amortized as non-cash interest expense utilizing the effective yield amortization method over the period ending on the scheduled maturity date of the Convertible Notes. The $2.3 million of issuance costs allocated to the equity component was charged to additional paid-in capital.

After giving effect to the bifurcation described above, the effective interest rate on the Convertible Notes was 10.71% for the three and nine months ended September 30, 2012. The Company recognized total interest expense of $4.8 million and $10.1 million for the three and nine months ended September 30, 2012, respectively, consisting of $1.7 million and $3.6 million of interest expense, respectively, based on the 2.625% coupon rate of the Convertible Notes and non-cash interest expense of $3.1 million and $6.5 million, respectively, related to the amortization of the debt discount and debt issuance costs.

The following table sets forth the interest expense that is expected to be recorded in the Company’s consolidated statements of operations with respect to the Convertible Notes for each of the periods presented in which they remain outstanding.

	Interest at Coupon Rate of 2.625%	Non-Cash Amortization of Debt Discount	Non-Cash Amortization of Debt Issuance Costs	Total Interest Expense
Expected interest expense for:
Remainder of 2012	$1,698	$2,926	$247	$4,871
2013	6,792	12,409	1,049	20,250
2014	6,792	13,736	1,161	21,689
2015	6,792	15,207	1,286	23,285
2016	6,792	16,904	1,429	25,125
2017	1,699	4,488	379	6,566

Total	$30,565	$65,670	$5,551	$101,786

NOTE 6 — STOCK-BASED COMPENSATION

The Medivation Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, which is stockholder-approved, provides for the issuance of options and other stock-based awards, including restricted stock units, performance share awards and stock appreciation rights. The Medivation Equity Incentive Plan is administered by the Board, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The vesting of all outstanding awards under the Medivation Equity Incentive Plan, including all outstanding options, restricted stock units, performance share awards and stock appreciation rights will accelerate and become immediately exercisable upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan.

On July 13, 2012, the Company’s stockholders approved an amendment and restatement of the Medivation Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the Medivation Equity Incentive Plan from 7,500,000 to 9,300,000. As a result of the two-for-one forward stock split described previously, the number of shares of common stock authorized for issuance under the Medivation Equity Incentive Plan was increased to 18,600,000 effective September 21, 2012. As a result of the stock split, the number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards was proportionally increased, and the exercise price per share thereof was proportionally decreased, in accordance with the terms of the Medivation Equity Incentive Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2012, as adjusted to reflect the two-for-one forward stock split effected on September 21, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2011	8,603,616	$9.17
Granted	1,044,736	$37.41
Exercised	(2,630,328)	$6.89
Forfeited	(120,554)	$14.84

Outstanding at September 30, 2012	6,897,470	$14.25	7.14	$290.4

Vested and exercisable at September 30, 2012	3,942,153	$9.99	5.98	$182.8

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying awards and the closing price per share of $56.35 of the Company’s common stock on September 28, 2012. The amount is presented in millions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.68%	1.17-1.78%	0.68-1.01%	1.17-2.34%
Estimated term (in years)	5.28	5.88	5.28-5.48	5.88-5.99
Estimated volatility	66%	86%	66-73%	81-86%
Estimated dividend yield	—	—	—	—
Weighted-average grant date fair value per share of options granted	$26.73	$7.00	$22.37	$13.54

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2012, as adjusted to reflect the two-for-one forward stock split effected on September 21, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2011	203,234	$7.17
Granted	65,806	$23.20
Forfeited	(22,240)	$12.15

Unvested at September 30, 2012	246,800	$11.00

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

During the third quarter of 2012, the Committee certified the actual achievement of objectives related to certain performance share awards at the upside case level. As a result, recipients earned a total of 83,332 common shares, of which 28,541 shares were withheld by the Company to satisfy applicable tax withholding obligations of $1.6 million. The total grant date fair value of performance share awards recognized in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012 was $2.0 million. The total fair market value of performance share awards that vested during the three and nine months ended September 30, 2012 was $4.7 million. At September 30, 2012, there were 41,668 shares of common stock subject to performance share awards (at the upside case level) outstanding and eligible to be earned by recipients, but the Company does not expect any of these shares to be earned.

Stock Appreciation Rights

The Company has granted stock appreciation rights to certain employees pursuant to the terms of the Medivation Equity Incentive Plan. Stock appreciation rights give the holder the right, upon exercise, to receive the difference between the market price per share of the Company’s common stock at the time of exercise and the exercise price of the stock appreciation right. The exercise price of the stock appreciation right is equal to the market price of the Company’s common stock at the date of the grant. Initially, the stock appreciation rights were only settlable in cash. On July 13, 2012, upon approval of an increase in the number of shares of common stock available for issuance under the Medivation Equity Incentive Plan by the Company’s stockholders, the stock appreciation rights were converted to stock-settled awards.

The following table summarizes stock appreciation rights activity for the nine months ended September 30, 2012, as adjusted to reflect the two-for-one forward stock split effected on September 21, 2012:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2011	525,600	$24.40
Granted	387,400	$23.20
Forfeited	(29,400)	$23.20

Outstanding at September 30, 2012	883,600	$23.91	9.23	$28.7

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying awards and the closing price per share of $56.35 of the Company’s common stock on September 28, 2012. The amount is presented in millions.

The Company initially recorded compensation expense for the cash-settled stock appreciation rights based on the estimated fair value on the date of grant using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, expected term, expected dividend yield and risk-free interest rate. Cash-settled stock appreciation rights are liability-classified awards for which compensation expense and the liability are remeasured using the then-current Black Scholes assumptions at each interim reporting date until they are settled based upon the portion of the requisite service period rendered. Upon conversion of the cash-settled stock appreciation rights to stock-settled stock appreciation rights on July 13, 2012, the Company remeasured the awards using then-current Black-Scholes assumptions and reclassified $3.8 million from current liabilities to additional-paid-in-capital. The stock appreciation rights will be accounted for as equity-classified awards from the conversion date forward. The fair value of each cash-settled stock appreciation right was estimated on the date of the grant and was remeasured at the conversion date of July 13, 2012 using the Black-Scholes valuation model with the following assumptions:

	Stock Appreciation Rights Granted During the Nine Months Ended September 30, 2012	Remeasurement as of July 13, 2012
Risk-free interest rate	1.01%	0.83%
Estimated term (in years)	5.48	5.42
Estimated volatility	73%	71%
Estimated dividend yield	—	—

The weighted average fair value per share of stock appreciation rights granted during the nine months ended September 30, 2012 was $14.33. The weighted average fair value per share of all outstanding stock appreciation rights as of September 30, 2012 was $32.94. No stock appreciation rights were granted during the three months ended September 30, 2012. As of September 30, 2012, no stock appreciation rights were exercisable.

Stock-Based Compensation

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense recognized as:
R&D	$3,512	$1,926	$8,997	$6,104
SG&A	4,091	1,301	8,523	4,412

Total	$7,603	$3,227	$17,520	$10,516

A summary of stock based compensation expense by equity award type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$3,575	$3,088	$9,523	$10,008
Restricted stock units	267	139	788	508
Stock appreciation rights	1,728	—	5,176	—
Performance share awards	2,033	—	2,033	—

Total	$7,603	$3,227	$17,520	$10,516

Unrecognized stock-based compensation expense totaled $53.5 million at September 30, 2012 and is expected to be recognized over a weighted-average period of 3.0 years.

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

The following table presents the Company’s cash equivalents and short-term investments, as well as the hierarchy for its financial instruments measured at fair value on a recurring basis:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
September 30, 2012:
Cash equivalents:
Money market funds	$44,006	$44,006	—	—
Short-term investments:
U.S. Treasury bills	$224,854	$224,854	—	—
December 31, 2011:
Cash equivalents:
Money market funds	$44,044	$44,044	—	—
Short-term investments:
U.S. Treasury bills	$74,996	$74,996	—	—

At September 30, 2012, the amortized cost and gross unrealized gain for available-for-sale securities, consisting of U.S. Treasury bills maturing in December of 2012 and March and June of 2013, were $224.9 million and $0.0 million, respectively. At December 31, 2011, the amortized cost and gross unrealized gain for available-for-sale securities, consisting of U.S. Treasury bills maturing in January and May of 2012, were $75.0 million and $0.0 million, respectively.

In the table below, the Company has presented the fair value of other financial instruments that are not measured at fair value on a recurring basis.

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
September 30, 2012:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$71,551	$71,551	—	—
Liabilities:
Convertible Notes	$348,989	—	$348,989	—
December 31, 2011:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$26,092	$26,092	—	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivables from collaboration partners, accounts payable and accrued expenses approximate their carrying value. The estimated fair value of the Company’s Convertible Notes, including the equity component, was $349.0 million at September 30, 2012 and was calculated as the face amount of the Company’s Convertible Notes of $258.8 million multiplied by 1.34875, reflecting the last trading price of the Company’s Convertible Notes on September 27, 2012.

NOTE 8 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	September 30, 2012	December 31, 2011
Furniture and fixtures	$2,648	$229
Leasehold improvements	9,056	630
Computer equipment and software	2,662	747
Laboratory equipment	371	371
Construction in progress	373	164

	15,110	2,141
Less: Accumulated depreciation and amortization	(1,525)	(1,421)

Total	$13,585	$720

NOTE 9 — ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
Clinical and preclinical trials	$28,473	$21,453
Payroll and payroll-related	14,537	1,112
Accrued professional services and other liabilities	7,155	1,449

Total	$50,165	$24,014

NOTE 10 — INCOME TAXES

The Company calculates its quarterly tax provision in accordance with the guidance provided by ASC 740-270, “Interim Income Tax Accounting,” whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). The Company recorded an income tax benefit of $1.4 million and $3.3 million for the three and nine months ended September 30, 2011, respectively. The tax benefit was primarily due to the Company’s ability to carry back its anticipated 2011 Federal income tax loss to the prior two tax years. The Company’s income tax (expense) benefit for the three and nine months ended September 30, 2012 were not material.

Based upon the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses since inception, and expected continuing net loss, the Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

In December 2011, the Company entered into a non-cancelable lease agreement for approximately 57,000 square feet of office space located at 525 Market Street, San Francisco, California for its new corporate headquarters. In September 2012, the Company entered into an amendment to this lease for an additional 29,000 square feet of office space. The lease agreement, as amended, expires in June 2019 and the Company has an option to extend the term of the lease for an additional five years. The Company is entitled to tenant improvement allowances of $3.5 million under the lease agreement, as amended. The Company records tenant improvement allowances as deferred rent and associated capital expenditures as leasehold improvements that will be amortized over the shorter of their useful life or the term of the lease. In connection with the execution of the initial lease and subsequent amendment, the Company delivered to the lessor letters of credit collateralized by restricted cash totaling $8.0 million.

In February 2012, the Company entered into a non-cancelable lease agreement for approximately 15,000 square feet of office space located in Oakbrook Terrace, Illinois for its new commercial headquarters. The Company selected this location for its commercial headquarters based on its proximity to the Company’s collaboration partner, Astellas. The lease agreement expires in December 2019. As part of the lease agreement, the Company received a tenant improvement allowance of $0.8 million. The

Company recorded the allowance as deferred rent and associated capital expenditures as leasehold improvements that will be amortized over the shorter of their useful life or the term of the lease. In connection with the execution of the lease, the Company delivered to the lessor a letter of credit collateralized by restricted cash totaling $0.8 million.

The Company also leases approximately 14,000 square feet of office space at the location of its former corporate headquarters at 201 Spear Street, San Francisco, California pursuant to a lease agreement that expires in May 2013, and approximately 9,000 square feet of laboratory space in India pursuant to a lease agreement that expires in December 2015.

The future minimum rentals under the Company’s non-cancelable operating leases at September 30, 2012 were as follows:

Years Ending December 31,	Annual Payments
2012 (remainder of year)	$1,365
2013	6,549
2014	6,628
2015	6,722
2016	5,435
2017 and thereafter	14,096

Total	$40,795

In addition to the future minimum rental payments included in the table above, certain lease agreements also require the Company to make additional payments during the lease term for taxes, insurance, and other operating expenses.

(b) Litigation

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired the Company’s common stock between September 21, 2006 and March 2, 2010. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated amended complaint, which was dismissed without prejudice as to all defendants in August 2011. The lead plaintiff filed a second amended complaint in November 2011. In March 2012, the court dismissed the second amended complaint with prejudice and entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012. The appeal is fully briefed, and the Company is awaiting notice of the date for oral argument.

In May 2011, the Company filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. The Company’s allegations in this lawsuit include that it has exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon, in a Phase 1-2 clinical trial in mCRPC. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, the Company filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. The Company seeks remedies including a declaration that it is the proper licensee of ARN-509, contractual remedies conferring to it exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against the Company seeking declaratory relief which, if granted, would require the Company to share with the Regents 10% of any sales milestone payments the Company may receive under the Astellas Collaboration Agreement. Under the Astellas Collaboration Agreement, the Company is eligible to receive up to $320.0 million in sales milestone payments. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012.

The Company believes that it has meritorious positions in these lawsuits, and intends to advance its positions in these lawsuits vigorously. However, the lawsuits are subject to inherent uncertainties, the actual costs may be significant, and the Company may not prevail. The Company has not established any reserve for any potential liability relating to these lawsuits. The Company believes it is entitled to coverage under its relevant insurance policies for the putative securities class action lawsuits, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

NOTE 12 — PROCEEDS FROM STOCKHOLDER SECURITIES LAW SETTLEMENT

During the nine months ended September 30, 2011, the Company received net proceeds of $3.0 million from a securities law settlement involving trades in the Company’s stock by an unaffiliated stockholder. The Company recognized this amount in its financial statements through a credit to additional paid-in capital, with no impact to the Company’s statement of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K, or Annual Report, for the year ended December 31, 2011. The following discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words, or negatives of such terms. These forward-looking statements include, but are not limited to, statements regarding the commercialization of XTANDI® (enzalutamide) capsules, or XTANDI, and the continuation and success of our collaboration with Astellas Pharma, Inc., or Astellas. The forward-looking statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors, which include risks associated with (1) our ability, together with Astellas, to successfully commercialize XTANDI in the United States, (2) the effects of competing and alternative treatments on patient enrollment and retention in and the results of our ongoing and planned clinical trials, including our ongoing PREVAIL trial, (3) our ability to comply with the regulatory requirements of the U.S. Food and Drug Administration, or FDA, and other regulatory authorities, (4) our ability to successfully obtain reimbursement on acceptable terms for XTANDI, and to compete successfully against approved agents proven to extend life for post-chemotherapy advanced prostate cancer patients; (5) our ability to successfully conduct clinical and preclinical trials for our product candidates, (6) our ability to obtain and maintain required regulatory approvals to develop and market XTANDI and our product candidates, (7) our ability to raise additional capital on favorable terms, including any such additional capital that we may be required to raise to repurchase or refinance our outstanding indebtedness, (8) our ability to execute our development plan on time and on budget, (9) our ability to obtain commercial partners and maintain our relationships with our current and/or potential partners, (10) our ability, whether alone or with commercial partners, to successfully commercialize any other product candidates that may be approved for sale, and (11) our ability to identify and obtain additional product candidates. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations, share price and Convertible Note price is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biopharmaceutical company focused on the rapid development of novel therapies to treat serious diseases for which there are limited treatment options. Together with our collaboration partner, Astellas Pharma, Inc., or Astellas, we are marketing XTANDI® (enzalutamide) capsules, formerly known as MDV3100, in the United States for treatment of men with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel. Our European marketing application for this indication is currently under review by the European Medicines Agency, or EMA. Together with Astellas, we are also conducting multiple trials of enzalutamide in earlier prostate cancer disease states, including the Phase 3 PREVAIL trial in men with mCRPC who have not received chemotherapy, and in breast cancer.

In October 2009, we entered into a collaboration agreement with Astellas, which we refer to as the Astellas Collaboration Agreement, pursuant to which we are collaborating with Astellas to develop and commercialize XTANDI globally. Under the agreement, decision making and economic participation differs between the U.S. market and the ex-U.S. market. In the United States, decisions are generally made by consensus, pre-tax profits and losses are shared equally, and, subject to certain exceptions, development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA under our XTANDI license agreement) are also shared equally. The primary exceptions to equal cost sharing in the U.S. market are that each party bears its own commercial full-time equivalent personnel, or FTE, costs, and that development costs supporting regulatory approvals in both the United States and either Europe or Japan are borne one-third by us and two-thirds by Astellas. We and Astellas are co-promoting XTANDI in the U.S. market, with each of us providing half of the sales and medical affairs effort in support of the product. Both we and Astellas are entitled to receive a fee for each qualifying detail made by our respective sales representatives. Outside the United States, decisions are generally made by Astellas and all development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA) are borne by Astellas. Astellas retains all ex-U.S. profits and losses, and pays us a tiered, double-digit royalty on net ex-U.S. sales. Astellas has sole responsibility for promoting XTANDI outside the United States, and for recording all XTANDI sales both inside and outside the United States.

In January 2012, our former collaboration partner Pfizer, Inc., or Pfizer, exercised its right to terminate our collaboration agreement for the development and commercialization of dimebon for the treatment of Alzheimer’s disease and Huntington disease, due to negative Phase 3 trial results in both indications. We and Pfizer discontinued development of dimebon for all indications in January 2012, and completed the wind down of our respective remaining collaboration activities in the third quarter of 2012.

Financial History

On August 31, 2012, the U.S. Food and Drug Administration, or FDA, approved XTANDI for the treatment of men with mCRPC who have previously received docetaxel. This was the first marketing approval for XTANDI anywhere in the world. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the U.S. on September 13, 2012. We did not generate any collaboration revenue attributable to U.S. XTANDI sales until the quarter ended September 30, 2012, and such revenue to date has been minimal. We have funded our operations primarily through public offerings of our common stock, the issuance of convertible debt and from the up-front, development milestone and cost-sharing payments under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer.

On March 19, 2012, we completed the sale of $258.8 million aggregate principal amount of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes.

We have incurred cumulative net losses of $259.9 million through September 30, 2012, and expect to incur substantial additional losses as we continue to finance the commercialization of XTANDI in the U.S market, clinical and preclinical studies of XTANDI and potential future product candidates, and our corporate overhead costs. We do not know when, or if, XTANDI will become profitable in the U.S. market, will be approved for sale in the U.S. market for any indication other than treatment of men with mCRPC who have received docetaxel, or will be approved for sale in any other market for any indication.

Business Highlights

•

On July 24, 2012, the FDA accepted for review our new drug application, or NDA, seeking approval to market XTANDI for the treatment of men with mCRPC who have received docetaxel. This event triggered a $10.0 million development milestone payment under the Astellas Collaboration Agreement, ten percent of which we are required to share with UCLA.

•

The EMA accepted for review our Marketing Authorisation Application, or MAA, seeking approval to market XTANDI in Europe for the treatment of men with mCRPC who have received docetaxel. This event triggered a $5.0 million development milestone payment under the Astellas Collaboration Agreement, ten percent of which we are required to share with UCLA.

•	On August 15, 2012, the results of our Phase 3 AFFIRM trial of XTANDI in men with mCRPC who have received docetaxel were published in The New England Journal of Medicine.

•

On August 31, 2012, the FDA approved our NDA to market XTANDI for the treatment of men with mCRPC who have received docetaxel. This event triggered a $30.0 million development milestone payment under the Astellas Collaboration Agreement, ten percent of which we are required to share with UCLA. Following approval, we transferred the NDA to Astellas, pursuant to the terms of the Astellas Collaboration Agreement.

Financial Highlights

•

Net sales of XTANDI for the three months ended September 30, 2012, as reported by Astellas, were $14.1 million, all of which occurred in the United States. These results represent U.S. XTANDI sales during the 12 business day period of sales beginning on September 13, 2012, when XTANDI first became available for shipment.

•

Collaboration revenue for the three and nine months ended September 30, 2012 was $64.8 million and $144.5 million, respectively, an increase of $49.9 million, or 333%, and $99.1 million, or 218%, respectively, from the prior year periods.

•

Total operating expenses for the three and nine months ended September 30, 2012 were $64.4 million and $144.0 million, respectively, an increase of $38.0 million, or 144%, and $67.6 million, or 89%, respectively, from the prior year periods.

•	Cash, cash equivalents and short-term investments were $340.4 million at September 30, 2012, an increase of $195.3 million, or 135%, from $145.1 million at December 31, 2011.

Critical Accounting Policies and the Use of Estimates

In our Annual Report, we identified our most critical accounting policies and estimates upon which our financial statements depend as those relating to revenue recognition and the estimated performance periods under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer, stock-based compensation, research and development expenses and accruals, leases and income taxes. In the quarter ended March 31, 2012, we expanded the list of our most critical accounting policies and estimates to include those related to our Convertible Notes, including our estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component. In the quarter ended September 30, 2012, we further expanded the list of our most critical accounting policies and estimates to include estimates of the various deductions from gross sales used to calculate net sales of XTANDI, including assumptions regarding payor mix, discounts (including legally mandated discounts to government entities), returns, chargebacks, rebates and participation levels in patient assistance programs.

Use of Estimates

Under the Astellas Collaboration Agreement, Astellas records all XTANDI sales globally and has operational responsibility for certain development and commercialization activities in the U.S. for which we share costs. Thus, Astellas has control over certain XTANDI-related financial information needed to prepare our financial statements and related disclosures, including information regarding gross sales, net sales, gross-to-net deductions and shared U.S. development and commercialization costs incurred by Astellas. We are dependent on Astellas to provide us with such information in a timely and accurate manner for use in preparing our financial statements and disclosures. Certain of this information provided by Astellas is subject to estimates, including estimates used in determining gross-to-net deductions such as payor mix, discounts (including legally mandated discounts to government entities), returns, chargebacks, rebates, and participation levels in patient assistance programs, and estimates regarding accrued development and commercialization costs incurred by Astellas. Under the Astellas Collaboration Agreement, such estimates will be reassessed periodically and trued-up as appropriate in accordance with Astellas’ internal accounting policies, as consistently applied. Should Astellas fail to provide us with any such financial information in a timely manner, or should any such financial information provided by Astellas, or any of the estimates upon which such financial information was based, prove to be inaccurate, we could be required to record adjustments in future periods and may be required to restate our results for prior periods.

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

Results of Operations

Collaboration Revenue

Collaboration revenue consists of three components: (a) collaboration revenue attributable to U.S. XTANDI sales; (b) collaboration revenue attributable to ex-U.S. XTANDI sales; and (c) collaboration revenue attributable to up-front and milestone payments.

Collaboration revenue for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Collaboration revenue:
Attributable to U.S. XTANDI sales	$7,056	$—	$7,056	$—
Attributable to ex-U.S. XTANDI sales	—	—	—	—
Attributable to up-front and milestone payments	57,742	14,940	137,479	45,448

Total collaboration revenue	$64,798	$14,940	$144,535	$45,448

Collaboration Revenue Attributable to U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. We and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, we and Astellas also share equally all XTANDI development and commercialization costs attributable to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under our XTANDI license agreement. The primary exceptions to 50/50 cost sharing are that each party bears its own commercial FTE costs, and that development costs supporting regulatory approvals in both the United States and either Europe or Japan are borne one-third by us and two-thirds by Astellas. We recognize collaboration revenue attributable to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to U.S. XTANDI sales consists of our share of pre-tax profits and losses from U.S. sales, plus reimbursement of our share of reimbursable U.S. development and commercialization costs. Our collaboration revenue attributable to U.S. XTANDI sales in any given period will be mathematically equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

Collaboration revenue attributable to U.S. XTANDI sales for the three and nine months ended September 30, 2012 was calculated as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net U.S. sales (as reported by Astellas)	$14,112	$14,112
Shared U.S. development and commercialization costs	(41,928)	(41,928)

Pre-tax U.S. profit (loss)	$(27,816)	$(27,816)

Medivation’s share of pre-tax U.S. profit (loss)	$(13,908)	$(13,908)
Reimbursement of Medivation’s share of shared U.S. costs	20,964	20,964

Collaboration revenue attributable to U.S. XTANDI sales	$7,056	$7,056

We recognized collaboration revenue attributable to U.S. XTANDI sales for the first time in the quarter ended September 30, 2012. The collaboration revenue attributable to U.S. XTANDI sales for the period ending September 30, 2012 represents U.S. XTANDI sales during the 12 business day period beginning on September 13, 2012, when XTANDI first became available for shipment.

Under the Astellas Collaboration Agreement, the deductions from gross sales used to derive net sales of XTANDI are determined in a manner consistent with Astellas’ internal accounting policies, consistently applied. The largest component of the deductions used in deriving net sales is legally mandated discounts or rebates to Medicare and other government payors. Because the indicated patient population for XTANDI consists largely of men over the age of 65, we believe that a significant portion of these men will be Medicare beneficiaries. Under the Astellas Collaboration Agreement, the estimates used in calculating gross-to-net deductions will be reassessed periodically and trued-up as appropriate in accordance with Astellas’ internal accounting policies, as consistently applied.

Collaboration Revenue Attributable to Ex-U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI sales. Astellas is responsible for all development and commercialization costs for XTANDI outside the U.S., including cost of goods sold and the royalty on net sales payable to UCLA under our XTANDI license agreement, and pays us tiered, double-digit royalties on net ex-U.S. XTANDI sales. We recognize collaboration revenue attributable to ex-U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to ex-U.S. XTANDI sales consists of royalty payments from Astellas on those sales.

There was no collaboration revenue attributable to ex-U.S. XTANDI sales for the three and nine months ended September 30, 2012 and 2011.

Collaboration Revenue Attributable to Up-front and Milestone Payments

We record non-refundable, up-front payments under our current and former collaboration agreements as deferred revenue and recognize these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period. Milestone payments earned by us under our collaboration agreements are recognized as revenue in their entirety in the period in which the underlying milestone event is achieved, except that any milestone payments that (a) are related to the performance of our deliverables under the applicable collaboration agreement, (b) are triggered by events that occur during the performance period under the applicable collaboration agreement, and (c) do not constitute substantive milestones, are recorded as deferred revenue and recognized as collaboration revenue on a straight-line basis over the expected performance period.

Collaboration revenue attributable to up-front and milestone payments for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Collaboration revenue attributable to up-front and milestone payments:
From Astellas	$52,256	$5,936	$65,449	$18,436
From Pfizer	5,486	9,004	72,030	27,012

Total collaboration revenue attributable to up-front and milestone payments	$57,742	$14,940	$137,479	$45,448

Collaboration revenue attributable to up-front and milestone payments from Astellas for the three and nine months ended September 30, 2012 was $52.3 million and $65.4 million, respectively, an increase of $46.3 million, or 780%, and $47.0 million, or 255%, respectively, from the prior year periods. The increase in both 2012 periods was primarily attributable to the $45.0 million of development milestones we earned under the Astellas Collaboration Agreement during the third quarter of 2012.

Collaboration revenue attributable to the up-front payment from Pfizer for the three and nine months ended September 30, 2012 was $5.5 million and $72.0 million, respectively, a decrease of $3.5 million, or 39%, and an increase of $45.0 million, or 167%, respectively, from the prior year periods. The increase in collaboration revenue for the nine months ended September 30, 2012 resulted from accelerated recognition of deferred revenue under the former Pfizer collaboration agreement due to the termination of that agreement. Amortization of the full Pfizer up-front payment was completed upon completion of our performance obligations in the third quarter of 2012.

Remaining unamortized up-front and milestone payments recorded as deferred revenue at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Current portion:
Deferred revenue from Astellas	$29,024	$23,747
Deferred revenue from Pfizer	—	36,015

Total	$29,024	$59,762

Long-term portion:
Deferred revenue from Astellas	$21,768	$47,494
Deferred revenue from Pfizer	—	36,015

Total	$21,768	$83,509

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development expenses	$32,045	$18,706	$73,625	$55,463
Percentage change	71%		33%

Research and development expenses, or R&D, increased by $13.3 million, or 71%, to $32.0 million in the three months ended September 30, 2012 from $18.7 million in the prior year period. The increase was primarily due to increased milestone-related payments to UCLA of $6.5 million, increased personnel costs of $3.1 million due to higher staffing levels, and increased clinical and preclinical development costs of $2.9 million.

R&D increased by $18.2 million, or 33%, to $73.6 million in the nine months ended September 30, 2012 from $55.5 million in the prior year period. The increase was primarily due to increased personnel costs of $6.5 million due to higher staffing levels, increased milestone-related payments to UCLA of $6.5 million, and higher clinical and preclinical development costs of $3.5 million.

R&D represented 50% and 51% of total operating expenses for the three and nine months ended September 30, 2012, respectively, compared to 71% and 73% for the three and nine months ended September 30, 2011, respectively. R&D headcount increased to 97 full-time employees at September 30, 2012 from 80 full-time employees at September 30, 2011. We expect R&D headcount to further increase to approximately 104 full-time employees by December 31, 2012.

We expect our R&D to increase substantially in 2013 as compared to 2012 due primarily to the anticipated initiation of several new clinical trials of enzalutamide in earlier stage prostate cancer populations, including Phase 3 trials, and in breast cancer, and associated staffing increases.

Under both the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer, we and our collaboration partners share certain development costs in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the shared U.S. development costs incurred. For the three and nine months ended September 30, 2012 and 2011, we recorded development cost-sharing payments from Astellas and Pfizer, and corresponding reductions in R&D, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Development cost-sharing payments from Astellas	$11,003	$11,480	$39,131	$32,593
Development cost-sharing payments from Pfizer	51	2,484	1,740	10,387

Total	$11,054	$13,964	$40,871	$42,980

We have been engaged in two major R&D programs: the development of XTANDI for the treatment of prostate and breast cancer and the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease. Other R&D programs consist of earlier stage programs. R&D costs are identified as either directly allocable to one of our R&D programs or an indirect cost, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, personnel costs (including both cash costs and non-cash stock-based compensation costs), contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs and other administrative and support costs. The following table summarizes the direct costs attributable to each program and the total indirect costs for each respective period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Direct costs:
XTANDI	$24,562	$11,678	$53,221	$30,309
Dimebon (1)	289	2,214	2,000	10,254
Other	5,172	3,600	12,958	11,116

Total direct costs	30,023	17,492	68,179	51,679
Indirect costs	2,022	1,214	5,446	3,784

Total	$32,045	$18,706	$73,625	$55,463

(1)	We and Pfizer discontinued development of dimebon for all indications in January 2012.

Our projects or intended projects may be subject to change from time to time as we evaluate our R&D priorities and available resources.

In order to obtain the necessary regulatory approvals, we will need to establish to the satisfaction of the applicable regulatory authorities in the United States, Europe and other relevant regions that the applicable product candidate is both safe and effective for each of its intended indications. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain regulatory approvals is expensive, uncertain and takes many years. We are not able to reasonably estimate the time or cost required to obtain such regulatory approvals, and failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a corporate partner or independently. For example, XTANDI may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and our partner, Astellas, will pursue. The decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our prior and ongoing clinical and non-clinical studies and both our willingness and that of our corporate partner to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities; we have not yet sought such input for all potential indications that we and our collaboration partner may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. Moreover, we or our current or potential future collaboration partners may decide to discontinue development of any development project at any time for regulatory, commercial, scientific or other reasons.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Selling, general and administrative expenses	$32,345	$7,724	$70,369	$20,916
Percentage change	319%		236%

Selling, general and administrative expenses, or SG&A, increased by $24.6 million, or 319%, to $32.3 million in the three months ended September 30, 2012 from $7.7 million in the prior year period. The increase was primarily due to increased personnel costs of $12.5 million due to higher staffing levels to support the U.S. launch of XTANDI, increased third-party sales and marketing expenses of $7.2 million to support the U.S. launch of XTANDI, increased legal fees of $2.5 million relating to our pending litigation against UCLA, a UCLA scientist and Aragon Pharmaceuticals, Inc., and increased facilities-related expense of $1.1 million relating to our new corporate and commercial headquarters facilities.

SG&A increased by $49.5 million, or 236%, to $70.4 million in the nine months ended September 30, 2012 from $20.9 million in the prior year period. The increase was primarily due to increased personnel costs of $21.7 million due to higher staffing levels to support the U.S. launch of XTANDI, increased third-party sales and marketing expenses of $16.4 million to support the U.S. launch of XTANDI, increased legal fees of $5.0 million relating to our pending litigation against UCLA, a UCLA scientist and Aragon Pharmaceuticals, Inc., and increased facilities-related expense of $2.6 million relating to our new corporate and commercial headquarters facilities.

SG&A represented 50% and 49% of total operating expenses for the three and nine months ended September 30, 2012, respectively, compared to 29% and 27% for the three and nine months ended September 30, 2011, respectively. SG&A headcount increased to 154 full-time employees at September 30, 2012 from 34 full-time employees at September 30, 2011. We expect SG&A headcount to further increase to approximately 169 full-time employees by December 31, 2012.

We expect our SG&A to increase substantially in 2013 as compared to 2012 for two primary reasons: first, because we completed hiring our U.S. salesforce in the second quarter of 2012, our salesforce-related costs for 2012 reflect only a portion of the year, and second, we expect our 2013 SG&A to include increased levels of royalty payments to UCLA on net sales of XTANDI, as we expect to be selling XTANDI in the U.S. throughout 2013.

Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, we and our collaboration partners share certain commercialization costs in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the shared U.S. commercialization costs incurred. For the three and nine months ended September 30, 2012 and 2011, we recorded commercialization cost-sharing payments (to) from Astellas and Pfizer, and corresponding (increases) reductions in SG&A, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Commercialization cost-sharing payments (to) from Astellas	$(1,187)	$176	$(1,857)	$634
Commercialization cost-sharing payments (to) from Pfizer	—	(3)	9	33

Total	$(1,187)	$173	$(1,848)	$667

Other Income (Expense)

The components of our other income (expense) are included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other income (expense):
Coupon interest expense on Convertible Notes	$(1,698)	$—	$(3,623)	$—
Non-cash amortization of debt discount and issuance costs	(3,142)	—	(6,490)	—
Interest income	57	19	140	69
Other income (expense), net	(154)	62	(169)	(370)

Total	$(4,937)	$81	$(10,142)	$(301)

Other income (expense) consists of coupon interest expense and non-cash interest expense on our Convertible Notes, which were issued in March 2012, interest income on our cash and investment balances, and the impact of changes in foreign exchange rates on our foreign currency-denominated payables. The impact of foreign exchange rates on our results of operations fluctuates period over period based upon our foreign currency exposures resulting from changes in applicable foreign exchange rates associated with our foreign currency-denominated payables and was not significant during the periods presented.

Income Tax (Expense) Benefit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income tax (expense) benefit	$(8)	$1,365	$4	$3,262
Effective income tax rate	0.18%	(12.0)%	(0.04)%	(10.4)%

We recorded a tax benefit of $1.4 million and $3.3 million for the three and nine months ended September 30, 2011, respectively. The tax benefit was primarily due to our ability to carry back our anticipated 2011 Federal income tax loss to the prior two tax years. Our income tax (expense) benefit for the three and nine months ended September 30, 2012 were not material.

Based on the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net loss, we have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not currently believe that realization of those assets is more likely than not.

Liquidity and Capital Resources

On August 31, 2012, the FDA approved XTANDI for the treatment of men with mCRPC who have previously received docetaxel. This was the first marketing approval for XTANDI anywhere in the world. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the U.S. on September 13, 2012. We did not generate any collaboration revenue attributable to U.S. XTANDI sales until the quarter ended September 30, 2012, and such revenue to date has been minimal. We have funded our operations primarily through public offerings of our common stock, the issuance of convertible debt and from the up-front, development milestone and cost-sharing payments under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer.

Our cash, cash equivalents and short-term investments at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Cash, cash equivalents and short-term investments	$340,411	$145,132

Our cash flows consisted of the following:

	Nine months ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$(56,037)	$(50,220)
Investing activities	(167,030)	24,982
Financing activities	268,488	5,892

Net change in cash and cash equivalents	$45,421	$(19,346)

Cash, cash equivalents and short-term investments were $340.4 million at September 30, 2012, an increase of $195.3 million, or 135%, from $145.1 million at December 31, 2011. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We invest our cash equivalents in highly liquid money market accounts and our short-term investments in highly liquid U.S. Treasury securities.

Net cash used in operating activities totaled $56.0 million for the nine months ended September 30, 2012, which consisted of non-cash items of $67.6 million and our net loss of $9.6 million, partially offset by changes in operating assets and liabilities of $21.2 million. Non-cash items consisted primarily of non-cash amortization of deferred revenue of $92.5 million, partially offset by non-cash stock-based compensation expense of $17.5 million and non-cash interest expense on our Convertible Notes of $6.5 million. The positive cash flow from changes in operating assets and liabilities of $21.2 million was primarily driven by increased accounts payable and accrued expenses of $23.1 million and increased other current liabilities consisting primarily of deferred rent on our corporate and commercial headquarters of $4.3 million, partially offset by increased receivables from collaboration partners of $4.5 million and increased prepaid expenses of $2.0 million, all arising in the ordinary course of business.

Net cash used in operating activities totaled $50.2 million for the nine months ended September 30, 2011, which consisted of non-cash items of $34.7 million and our net loss of $28.0 million, partially offset by changes in operating assets and liabilities of $12.4 million. Non-cash items consisted primarily of non-cash amortization of deferred revenue of $45.4 million, partially offset by non-cash stock-based compensation expense of $10.5 million. The positive cash flow from changes in operating assets and liabilities of $12.4 million was primarily driven by a $7.8 million increase in accounts payable and accrued expenses arising in the ordinary course of business, a $7.1 million decrease in receivables from collaboration partners, and a $3.0 million increase in deferred revenue related to the receipt of a development milestone payment from Astellas. These items were partially offset by a decrease in other current liabilities of $4.4 million.

Net cash used in investing activities totaled $167.0 million for the nine months ended September 30, 2012, consisting of net purchases of short-term investments of $149.8 million, $13.5 million of capital expenditures and a $3.7 million increase in restricted cash to secure letters of credit for our new corporate and commercial headquarters. Net cash provided by investing activities totaled $25.0 million for the nine months ended September 30, 2011, consisting of net maturities of short-term investments of $25.1 million, partially offset by $0.1 million of capital expenditures.

Net cash provided by financing activities totaled $268.5 million for the nine months ended September 30, 2012, consisting of net proceeds of $251.0 million from the issuance of our Convertible Notes and $18.1 million in proceeds from the exercise of employee stock options, partially offset by $0.6 million in issuance costs related to our Convertible Notes. Net cash provided by financing activities totaled $5.9 million for the nine months ended September 30, 2011, consisting of $3.0 million in net proceeds from a stockholder securities law settlement and $2.9 million in proceeds from the exercise of employee stock options.

Based on our current expectations, we believe our capital resources at September 30, 2012 combined with our anticipated future cash flows will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of XTANDI in the U.S. market and timing of potential XTANDI approvals in other markets and for other indications, and we could exhaust our available cash, cash equivalents and short-term investments earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the U.S., to expand our preclinical and clinical development activities for XTANDI and other potential future product candidates, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital at any time should we conclude that such capital is available on terms that we consider to be in the best interests of our company and our stockholders.

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

Commitments and Contingencies

As of September 30, 2012, our future minimum contractual commitments were as follows:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	> 5 Years
Convertible Notes (1)	$289,314	$3,396	$13,584	$272,334	$—
Operating lease obligations (2)	40,795	6,274	13,304	11,262	9,955

Total	$330,109	$9,670	$26,888	$283,596	$9,955

(1)

The amounts include future cash interest payments payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2012. The amounts also include payment of our Convertible Notes in full upon maturity on April 1, 2017.

(2)

The amounts represent the future minimum rentals under our non-cancelable operating leases at September 30, 2012, and do not reflect contractually specified operating expense escalations for future periods.

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

Prior to April 6, 2015, the Convertible Notes are not redeemable. On or after April 6, 2015, we may redeem for cash all or a part of the Convertible Notes if the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day preceding the date we provides notice of the redemption exceeds 130% of the conversion price in effect on each such trading day, subject to certain conditions. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding the redemption date. If a fundamental change (as defined in the Indenture) occurs prior to the maturity date, holders may require us to purchase for cash all or any portion of the Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

Holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding January 1, 2017 only upon the occurrence of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then-current conversion rate; (3) upon the occurrence of specified corporate events; or (4) if we call any Convertible Notes for redemption, at any time until the close of business on the second business day preceding the redemption date. On or after January 1, 2017 until the close of business on the second business day immediately preceding the stated maturity date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances. At September 30, 2012, the Convertible Notes were not convertible.

Upon conversion of the Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock at our election. The initial conversion rate was 9.7586 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $102.47 per share of common stock. On September 21, 2012, following the completion of a two-for-one forward split of our common stock, the conversion ratio was adjusted to 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock. The conversion rate is subject to adjustment in certain events, such as distribution of dividends and stock splits. In addition, upon a Make-Whole Adjustment Event (as defined in the Indenture), we will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Convertible Notes in connection with such Make-Whole Adjustment Event.

Operating Lease Obligations

In December 2011, we entered into a non-cancelable lease agreement for approximately 57,000 square feet of office space located at 525 Market Street, San Francisco, California for our new corporate headquarters. In September 2012, we amended this lease to add approximately 29,000 additional square feet of office space. The lease agreement, as amended, expires in June 2019, and we have an option to extend the term of the lease for an additional five years. In February 2012, we entered into a non-cancelable lease agreement for approximately 15,000 square feet of office space located in Oakbrook Terrace, Illinois for our new commercial headquarters. The lease agreement expires in December 2019. We also lease approximately 14,000 square feet of office space at the location of our former corporate headquarters at 201 Spear Street, San Francisco, California, pursuant to a lease agreement that expires in May 2013, and approximately 9,000 square feet of laboratory space in India pursuant to a lease agreement that expires in December 2015.

License Agreement with UCLA

Under our license agreement with UCLA, we may be required to make various future payments including (a) ten percent of the remaining $277.0 million in development milestone payments that we are eligible to earn under the Astellas Collaboration Agreement, and (b) a single-digit royalty on worldwide net sales of XTANDI (an obligation that we share 50/50 with Astellas with respect to U.S. sales and for which Astellas has sole financial responsibility with respect to ex-U.S. sales pursuant to the Astellas Collaboration Agreement). In addition, in ongoing litigation initiated by us, UCLA has filed a counterclaim alleging that we are also required to share with it ten percent of the $320.0 million in sales milestone payments that we are eligible to earn under the Astellas Collaboration Agreement. We have not included any such payments in the above table because they are all contingent on various future events that may or may not materialize.

Capital Expenditures

During the nine months ended September 30, 2012, our property and equipment, net increased by $12.9 million to $13.6 million at September 30, 2012 from $0.7 million at December 31, 2011. The increase was primarily attributable to leasehold improvements related to the build-out of our new corporate and commercial headquarters. We made cash payments of approximately $13.5 million during the nine months ended September 30, 2012 related to capital expenditures.

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

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. To date, our exposure to market risk has been limited. We currently do not use derivative financial instruments to hedge our market risk exposures. Our cash and investment policy emphasizes liquidity and the preservation of capital over other portfolio considerations. During the nine months ended September 30, 2012, there were no material changes to our market risk from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report.

Interest Rate Risk

Our cash equivalents and short-term investments are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and U.S. Treasury securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at September 30, 2012. Due to the short-term, highly liquid nature of our investments, we do not believe that we are subject to any material market risk exposure related to interest rates.

On March 19, 2012, we completed the sale of $258.8 million aggregate principal amount of the Convertible Notes. The Convertible Notes bear interest at a fixed rate of 2.625% per annum, and as such, we are not exposed to changes in interest rates on the Convertible Notes.

Foreign Currency Exchange Risk

We do not have any material exposures to foreign currency rate fluctuations as we operate primarily in the United States. Although we conduct some R&D activities with vendors outside of the United States, most of our transactions are denominated in U.S. dollars. However, certain of our ex-U.S. clinical development activities are pursuant to contracts denominated in foreign currencies. We recorded a foreign currency exchange loss of $0.2 million for both the three and nine months ended September 30, 2012, respectively. We recorded a $0.1 million foreign currency exchange gain and a $0.4 million foreign currency exchange loss for the three and nine months ended September 30, 2011, respectively.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between September 21, 2006 and March 2, 2010. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated amended complaint, which was dismissed without prejudice as to all defendants in August 2011. The lead plaintiff filed a second amended complaint in November 2011. In March 2012, the court dismissed the second amended complaint with prejudice and entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012. The appeal is fully briefed, and we are awaiting notice of the date for oral argument.

In May 2011, we filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. Our allegations in this lawsuit include that we have exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon, in a Phase 1-2 clinical trial in mCRPC. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, we filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. We seek remedies including a declaration that we are the proper licensee of ARN-509, contractual remedies conferring to us exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against us seeking declaratory relief which, if granted, would require us to share with it 10% of any sales milestone payments we may receive under the Astellas Collaboration Agreement. Under the Astellas Collaboration Agreement, we are eligible to receive up to $320.0 million in sales milestone payments. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012.

Our management believes that we have meritorious positions in these lawsuits, and we intend to advance our positions in these lawsuits vigorously. However, the lawsuits are subject to inherent uncertainties, the actual costs may be significant, and we may not prevail. We believe we are entitled to coverage under our relevant insurance policies with respect to the putative securities class action lawsuits, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

ITEM 1A.	RISK FACTORS.

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results, cash flows and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock and Convertible Notes could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Quarterly Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report for the year ended December 31, 2011, filed with the SEC on February 29, 2012.

Risks Related to Our Business

* XTANDI® (enzalutamide) capsules is our only approved product, has not been approved for sale anywhere outside the U.S., and has been approved in the U.S. only to treat men with metastatic castration-resistant prostate cancer, or mCRPC, who have received docetaxel. Our prospects are largely dependent on (a) successful commercialization of XTANDI in the U.S. to treat mCRPC patients who have received docetaxel, or post-chemotherapy mCRPC patients, (b) obtaining regulatory approval of, and successfully commercializing, XTANDI outside the U.S. to treat post-chemotherapy mCRPC patients, and (c) obtaining regulatory approval of, and successfully commercializing, XTANDI both in and outside the U.S. to treat men with mCRPC who have not yet received docetaxel, or pre-chemotherapy mCRPC patients. If we are unsuccessful in achieving any one or more of these critical business objectives, our ability to generate significant revenue or achieve profitability will be adversely affected and our business may fail.

XTANDI is our only approved product. On August 31, 2012, we obtained approval from the United States Food and Drug Administration, or FDA, to market XTANDI to treat post-chemotherapy mCRPC patients. This is the only marketing approval for XTANDI we have received anywhere in the world. Unless we and our collaboration partner, Astellas, can obtain regulatory approval of, and successfully commercialize, XTANDI to treat other patient populations within the U.S., or any patient populations outside the U.S., we will be solely dependent on U.S. sales of XTANDI to treat post-chemotherapy mCRPC patients to generate revenue and fund our operations.

On August 15, 2012, the Marketing Authorisation Application, or MAA, for XTANDI submitted by Astellas to treat post-chemotherapy mCRPC patients was accepted for review by the European Medicines Agency, or EMA. We do not yet know when or if that MAA will be approved, or whether any potential approval would be subject to conditions that could negatively impact or effectively prevent successful commercialization of XTANDI in Europe to treat post-chemotherapy mCRPC patients.

Our ongoing Phase 3 PREVAIL trial is designed to generate data supporting global marketing applications for XTANDI to treat pre-chemotherapy mCRPC patients. We do not yet know whether the results of the PREVAIL trial will be positive or whether those results, even if positive, will be sufficiently robust to obtain marketing approvals to treat pre-chemotherapy mCRPC patients in the U.S. or anywhere else in the world. We believe that the commercial opportunity represented by pre-chemotherapy mCRPC patients is substantially larger than that represented by post-chemotherapy mCRPC patients, and thus that any failure to successfully obtain approval and commercialize XTANDI for the treatment of pre-chemotherapy mCRPC patients would have a particularly negative impact on our business and future prospects.

The commercialization of XTANDI for the treatment of post-chemotherapy mCRPC patients, pre-chemotherapy mCRPC patients (should it be approved for that population), or any other patient populations for which XTANDI may subsequently be approved may not be successful for a number of reasons, including:

•

we and our collaboration partner, Astellas Pharma, Inc., or Astellas, may not be able to establish or demonstrate in the medical community the safety and efficacy of XTANDI and its potential advantages over and side effects compared to competing therapeutics and products currently in clinical development for each applicable patient population;

•	our limited experience in marketing XTANDI for any patient population;

•	reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of XTANDI as compared to alternative treatment options;

•	changed or increased regulatory restrictions;

•

changes to the label for XTANDI that further restrict how we and Astellas market XTANDI, including as a result of data collected from the safety study in patients at high risk for seizure that the FDA required us to undertake as a post-marketing requirement or from any other ongoing or future studies;

•	we and Astellas may not have adequate financial or other resources to successfully commercialize XTANDI; and

•	we and Astellas may not be able to obtain adequate commercial supplies of XTANDI to meet demand or at an acceptable cost.

If the commercialization of XTANDI is unsuccessful, our ability to generate revenue from product sales and achieve profitability will be adversely affected and our business could fail.

*We have a history of net losses and we expect to incur substantial additional losses in the foreseeable future as we continue our development and commercialization activities and may never achieve or maintain profitability.

We have incurred net losses of $259.9 million since inception through September 30, 2012 and expect to incur substantial additional losses in the foreseeable future as we continue to finance the commercialization of XTANDI in the United States for men with mCRPC who have received docetaxel, pursue regulatory approval in Europe of XTANDI for men with mCRPC who have received docetaxel, continue to fund ongoing and planned future studies of enzalutamide, including Phase 3 studies, in earlier prostate cancer disease states and in breast cancer, and continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs. Our operating losses have had and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. In August 2012, we obtained approval from the FDA for XTANDI for the treatment of men with mCRPC who have received docetaxel. Although we, along with our partner Astellas, have recently begun to commercialize XTANDI in the United States, sales and profit potential is unproven. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

*Our significant level of indebtedness and operating lease obligations could adversely affect our financial condition. In addition, we may not have sufficient funds to service our indebtedness and lease obligations when payments are due.

At September 30, 2012, we had outstanding $258.8 million of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, and $40.8 million of minimum lease commitments under operating leases. We may also incur additional indebtedness to meet future financing needs. Our substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

•	make it more difficult for us to satisfy our financial obligations, including with respect to the Convertible Notes and operating leases;

•	increase our vulnerability to general adverse economic, industry and competitive conditions;

•

reduce the availability of our cash resources to fund our operations because we will be required to dedicate a substantial portion of our cash resources to the payment of principal and interest on our indebtedness and operating lease payments;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•

prevent us from raising funds necessary to purchase the Convertible Notes following a fundamental change, which includes a non-stock takeover of our company and certain other merger and business combination transactions;

•

place us at a competitive disadvantage compared to our competitors that are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploring; and

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

Historically, we have financed our operations primarily through public offerings of our common stock, proceeds from the issuance of our Convertible Notes and from up-front, development milestone and cost-sharing payments received pursuant to our Collaboration Agreement with Astellas and our former collaboration agreement with Pfizer. At September 30, 2012, we had cash, cash equivalents and short-term investments totaling $340.4 million available to fund our operations. Until we can generate a sufficient amount of profit and positive cash flows from sales of XTANDI, which we may never do, our ability to make payments on our Convertible Notes and operating leases when they become due and to satisfy our other cash requirements will depend on our existing cash resources and future financing activity, if any.

Based on our current expectations, we believe our capital resources at September 30, 2012 combined with our anticipated future cash flows will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of XTANDI in the U.S. market and timing of potential XTANDI approvals in other markets and for other indications, and we could exhaust our available cash, cash equivalents and short-term investments earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the U.S., to expand our preclinical and clinical development activities for XTANDI and other existing or potential future product candidates, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital at any time should we conclude that such capital is available on terms that we consider to be in the best interests of our company and our stockholders.

We have incurred losses since inception and expect to continue to incur substantial additional losses for the foreseeable future. Our future capital requirements will depend on many factors, including without limitation:

•	costs associated with commercialization of XTANDI for post-chemotherapy mCRPC patients in the United States;

•	the timing and magnitude of sales of XTANDI for post-chemotherapy mCRPC patients;

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our collaboration partner’s preclinical and clinical trials;

•	whether we experience delays in our preclinical and clinical development programs;

•	whether opportunities to acquire additional product candidates arise and the timing and costs of acquiring and developing those product candidates;

•

whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize potential future product candidates on terms, including development and commercialization cost share terms, that are acceptable to us;

•

the timing and requirements of, and the costs involved in, conducting studies required to obtain regulatory approvals for XTANDI or potential future product candidates from the FDA and comparable foreign regulatory agencies;

•

the availability of third parties to perform the key development tasks for XTANDI and potential future product candidates, including conducting preclinical and clinical studies and manufacturing our product candidates to be tested in those studies, and the associated costs of those services;

•	expenses associated with ongoing litigation;

•

the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of and enforcing patent claims and other costs related to patent rights and other intellectual property rights, including litigation costs and the results of such litigation; and

•	interest payments and potential cash settlement of our Convertible Notes and operating lease payments.

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

*Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the market value of our common stock and the trading price of our Convertible Notes could decline.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent approval by the FDA of XTANDI for the treatment of men with mCRPC who have received docetaxel and the dearth of historical sales data, XTANDI sales will be difficult to predict from period to period and as a result, you should not rely on XTANDI sales results in any period as being indicative of future performance and sales of XTANDI may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level of demand for XTANDI;

•

the extent to which coverage and reimbursement for XTANDI is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors;

•	the timing, cost and level of investment in our and Astellas’ sales and marketing efforts to support XTANDI sales;

•	the timing, cost and level of investment in our research and development activities involving XTANDI and our product candidates;

•	the cost of manufacturing XTANDI, and the amount of legally mandated discounts to government entities, other discounts and rebates, product returns and other gross-to-net deductions;

•	the risk/benefit profile, cost and reimbursement of existing and potential future drugs which compete with XTANDI;

•

the timeliness and accuracy of financial information we receive from Astellas regarding XTANDI net sales globally, and shared U.S. development and commercialization costs for XTANDI incurred by Astellas, including the accuracy of the estimates Astellas uses in calculating any such financial information; and

•	expenditures that we will or may incur to acquire or develop additional technologies, product candidates and products.

In addition, from time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will also depend on development funding and the achievement of development and clinical milestones under our existing collaboration with Astellas, as well as any potential future collaboration and license agreements. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next. Further, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

For these and other reasons, it is difficult for us to accurately forecast future profits or losses. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors. Various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the expectations of securities analysts or investors, the market value of our common stock and the trading price of our Convertible Notes could decline, perhaps substantially.

*We are dependent on Astellas and its contract manufacturers to manufacture clinical and commercial requirements of XTANDI, and dependent on Astellas and a limited number of specialty pharmaceutical wholesalers and distributors in Astellas’ network to commercialize and distribute XTANDI, which could impact the sales of XTANDI.

Under our Collaboration Agreement with Astellas, Astellas has the primary right and responsibility to manufacture and/or manage the supply of XTANDI for clinical trials and all commercial requirements. Astellas intends to fulfill these obligations largely through third-party contract manufacturers. Consequently, we are, and expect to remain, dependent on Astellas and its contract manufacturers to supply XTANDI. Astellas and its contract manufacturers may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance, and shortage of qualified personnel. Astellas and its contract manufacturers may not perform as agreed or may default in their obligations to supply clinical trial supplies and/or commercial product. Astellas and its contract manufacturers may fail to deliver the required quantities of XTANDI on a timely basis. Any such failure by Astellas or its contract manufacturers could delay our future clinical trials or could impair our ability to meet the market demand for XTANDI and therefore result in decreased sales. If Astellas or its contract manufacturers do not adequately perform, we may be forced to incur additional expenses, delays, or both, to arrange or take responsibility for contract manufacturers to manufacture XTANDI on our behalf, as we do not have any internal manufacturing capabilities.

Under our Collaboration Agreement with Astellas, we and Astellas have the right to jointly promote XTANDI to customers in the United States. However, Astellas has the sole right to distribute and sell XTANDI to customers in the United States and the sole right to promote, distribute and sell XTANDI to customers outside the United States. We are thus partially dependent on Astellas to successfully promote XTANDI in the United States, and solely dependent on Astellas to successfully distribute and sell XTANDI in the United States and to promote, distribute and sell XTANDI outside of the United States. Although certain of our employees have commercialization experience, as a company, we currently have only limited commercial capabilities. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect sales of XTANDI. We currently depend on customer support from specialty pharmaceutical distributors and wholesalers in Astellas’ network. Astellas has contracted with a limited number of specialty pharmaceutical distributors and wholesalers to deliver XTANDI to end users. The use of specialty pharmacies and wholesalers requires significant coordination with Astellas’ sales and marketing, medical affairs, regulatory affairs, legal, and financial organizations and involves risks, including but not limited to risks that these specialty pharmacies and wholesalers will:

•	not provide Astellas accurate or timely information regarding their inventories, patient- or account- level data or safety complaints regarding XTANDI;

•	not effectively sell or support XTANDI;

•	not devote the resources necessary to sell XTANDI in the volumes and within the timeframes that we expect; or

•	cease operations.

We generally do not have control over the resource or degree of effort that any of the specialty pharmacies and distributors may devote to XTANDI, and if their performance is substandard, this will adversely affect sales of XTANDI. If Astellas’ network of specialty pharmaceutical wholesalers and distributors fails to adequately perform, it could negatively impact sales of XTANDI, which would negatively impact our business, results of our operations, cash flows and liquidity.

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

Because we depend on our management to oversee the execution of commercialization plans for XTANDI and continued development activities for enzalutamide and to identify and acquire promising new product candidates, the loss of any of our executive officers would harm our business.

Our future success depends upon the continued services of our executive officers. We are particularly dependent on the continued services of David Hung, M.D., our president and chief executive officer and a member of our board of directors. Dr. Hung identified enzalutamide for acquisition and has primary responsibility for identifying and evaluating other potential product candidates. We believe that Dr. Hung’s services in this capacity would be difficult to replace. None of our executive officers is bound by an employment agreement for any specific term, and they may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our executive officers. The loss of the services of any of our executive officers could delay the commercialization of XTANDI and continued development activities for enzalutamide and delay or preclude the identification and acquisition of new product candidates, either of which events could harm our business.

Our reliance on third parties for the operation of our business may result in material delays, cost overruns and/or quality deficiencies in our development programs.

We rely on outside vendors to perform key product development tasks, such as conducting preclinical and clinical studies and manufacturing our product candidates at appropriate scale for preclinical and clinical trials and, in situations where we are unable to transfer those responsibilities to a corporate partner, for commercial use as well. In order to manage our business successfully, we will need to identify, engage and properly manage qualified external vendors that will perform these development activities. For example, we need to monitor the activities of our vendors closely to ensure that they are performing their tasks correctly, on time, on budget and in compliance with strictly enforced regulatory standards. Our ability to identify and retain key vendors with the requisite knowledge is critical to our business and the failure to do so could negatively impact our business. Because all of our key vendors perform services for other clients in addition to us, we also need to ensure that they are appropriately prioritizing our projects. If we fail to manage our key vendors well, we could incur material delays, cost overruns or quality deficiencies in our development and commercialization programs, as well as other material disruptions to our business.

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

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, which has subsequently been codified as Accounting Standards Codification 470-20, “Debt with Conversion and Other Options”, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

In periods in which we report earnings, we will use the “if-converted” method in calculating the diluted earnings per common share effect of the assumed conversion of our contingently Convertible Notes. Under the “if-converted” method, interest expense related to the Convertible Notes is added back to net income, and the Convertible Notes are assumed to be converted into common shares at the beginning of the period (or the issuance date). The use of the “if-converted” method could adversely impact our diluted earnings per share should we report any earnings.

*The proposed changes to financial accounting standards, if adopted, could require our operating leases to be recognized on our consolidated balance sheet and result in a decrease of our net income.

In addition to our significant level of indebtedness, we have significant obligations relating to our current operating leases. Proposed changes to financial accounting standards could require such leases to be recognized on our consolidated balance sheets. At September 30, 2012, we had minimum lease payments of $40.8 million relating to operating leases. These leases are classified as operating leases and disclosed in footnotes to our consolidated financial statements, but are not reflected as liabilities on our consolidated balance sheets.

In August 2010, the FASB, and the International Accounting Standards Board, or IASB, issued a joint discussion paper highlighting proposed changes to financial accounting standards for leases. Currently, Accounting Standards Codification 840, or ASC 840, “Leases,” requires that operating leases are classified as an off-balance sheet transaction and only operating lease expense of the current year is accounted for in the consolidated statements of operations. The proposed changes to ASC 840 could potentially require recognition of our operating leases as assets and liabilities on our consolidated balance sheets. The right to use the leased property would be capitalized as an asset and the present value of future lease payments would be accounted for as a liability. The proposed changes are under the review of FASB, IASB and other accounting authorities, and are expected to be finalized in 2012 or 2013. A retroactive adoption may be required when the changes become effective. We have not quantified the impact of this proposed standard on our consolidated financial statements. If our current operating leases are recognized on our consolidated balance sheets, it could likely result in a significant increase in the liabilities reflected on our consolidated balance sheets and an increase in the interest expense and depreciation and amortization expense reflected in our consolidated statements of operations. As a result, this could potentially decrease our net income (increase our net loss).

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

*Changes in our effective income tax rate could negatively impact our earnings.

We are subject to income taxes in various jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: interpretations of existing tax laws, changes in tax laws and rates, future levels of R&D spending, changes in the mix of earnings in countries with differing statutory tax rates in which we may conduct business, changes in the valuation of deferred tax assets and liabilities, changes in accounting standards, and other items. The impact of our income tax provision resulting from these items may be significant and could have a negative impact on our earnings.

We are regularly subject to audits by tax authorities in the jurisdictions in which we conduct business. Although we believe our tax positions are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in our historical income tax provisions and accruals, and we could be subject to assessments of additional taxes and/or substantial fines or penalties. The resolution of any audits or litigation could have an adverse effect on our financial position and results of operations.

*Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex, and interdependent information technology systems to support business processes as well as internal and external communications. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion, and computer viruses which may result in the impairment of production and key business processes. In addition, our systems are potentially vulnerable to data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information of our employees, clinical trial patients, customers, and others. Such disruptions and breaches of security could have a material adverse effect on the operating results and financial condition of our business.

Risks Related to Commercialization and Product Development

*XTANDI and potential future product candidates may not gain market acceptance and may fail to generate significant revenue.

The commercial success of XTANDI and any potential future product candidates for which we may obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. The degree of market acceptance of any drug depends on a number of factors, such as:

•	its demonstration of efficacy and safety in clinical trials;

•	its superior efficacy as compared to alternate treatments and its side effect profile;

•	its cost effectiveness and the availability of insurance or other third-party reimbursement;

•	its convenience and ease of administration;

•	the timing of its market entry relative to competing treatments;

•	the extent and success of marketing and sales efforts; and

•	the product labeling or package insert required by the FDA or foreign regulatory authorities.

Failure to attain market acceptance among the medical community and third-party payors may have adverse impact on our operations and profitability. Although certain of our employees have commercialization experience, as a company we currently have only limited commercial capabilities. We may not be able to attract and retain qualified personnel to serve in our sales and marketing organization to effectively support our commercialization activities. If we are not successful in commercializing XTANDI or potential future product candidates in the event they receive regulatory approval, our future product revenue will suffer and we may incur significant additional losses.

Pharmaceutical product candidates require extensive, time-consuming and expensive preclinical and clinical testing to establish safety and efficacy. We may never attract additional partners for our technologies or receive marketing approval in any jurisdiction.

The research and development of pharmaceuticals is an extremely risky industry. Only a small percentage of product candidates that enter the development process ever receive marketing approval. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain marketing approval is expensive and uncertain and takes many years. If we are unable to complete preclinical or clinical trials of current or future product candidates, or if the results of these trials are not satisfactory to convince regulatory authorities or partners of their safety or efficacy, we will not be able to obtain marketing approval or attract additional partners for those product candidates. Furthermore, even if we or our partners are able to obtain marketing approvals for any of our product candidates, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. If this occurs, our business will be materially harmed and our ability to generate revenue will be severely impaired.

*Because our ongoing Phase 3 PREVAIL trial of XTANDI in pre-chemotherapy mCRPC patients has overall survival as a primary endpoint, the availability of approved and/or experimental agents that prolong survival, including the approved hormonal agent Zytiga (abiraterone acetate), the approved chemotherapy agents docetaxel and Jevtana (cabazitaxel), and the approved prostate cancer vaccine Provenge (sipuleucel-T), as well as the commercial availability of XTANDI, may make it more difficult for our PREVAIL trial to succeed or may prevent it from succeeding, and could reduce the magnitude of any potential survival benefit that enzalutamide may demonstrate in PREVAIL even if that trial does succeed.

Our ongoing Phase 3 PREVAIL trial in pre-chemotherapy mCRPC is attempting to demonstrate a statistically significant difference in survival between drug-treated and placebo-treated patients. Overall survival and progression-free survival are the co-

primary endpoints in our ongoing PREVAIL trial. Patients participating in our PREVAIL trial may elect to leave the trial and switch to alternative treatments that are, or may in the future become, available to them commercially, such as Zytiga (abiraterone acetate), docetaxel, Jevtana (cabazitaxel), Provenge (sipuleucel-T), or XTANDI. Each of these alternative treatments has demonstrated statistically significant survival benefits of between two and one-half and five months in mCRPC patients and is commercially available. The survival of any patients who leave our PREVAIL trial to take an alternative treatment will continue to be included in the analysis of the trial. Any survival benefit conferred by these alternative treatments on the one-half of all patients in our PREVAIL trial who were randomized to placebo may have a negative impact on the results of our PREVAIL trial. Patients in our PREVAIL trial are free to leave the trial at any time, and are free to take any alternative treatment once they have left the trial. We have no ability to control or influence either of these decisions. Use of life-prolonging treatments by patients leaving our PREVAIL trial could make it more difficult for the trial to succeed, could prevent it from succeeding, and could reduce any potential survival benefit that may be demonstrated even if it does succeed. Failure of our PREVAIL trial could have significant negative effects on us, including preventing us from obtaining marketing approval in pre-chemotherapy mCRPC, which is a far larger commercial opportunity than post-chemotherapy mCRPC, being required to conduct additional trials, or causing our partner Astellas to elect to terminate our Collaboration Agreement. Even if our PREVAIL trial succeeds, any negative impact on the survival benefit shown in that trial could reduce or eliminate XTANDI’s ability to compete effectively with other treatments that have shown longer survival benefits.

Positive results from our AFFIRM trial in post-chemotherapy mCRPC may not be predictive of results of our PREVAIL trial in pre-chemotherapy mCRPC or any of our other ongoing and potential future clinical trials of enzalutamide.

Product candidates in clinical trials, including Phase 3 clinical trials, often fail to show the desired safety and efficacy outcomes despite having progressed successfully through prior stages of preclinical and clinical testing. Even where we achieve positive results in clinical trials, subsequent clinical trials may fail, even if those subsequent trials are designed very similarly to their predecessors. Accordingly, despite the positive results from our Phase 3 AFFIRM trial of XTANDI in post-chemotherapy mCRPC, our ongoing Phase 3 PREVAIL trial in pre-chemotherapy mCRPC and any other of our ongoing or planned studies of enzalutamide may fail.

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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the study. Furthermore, any negative results we may report in clinical trials of enzalutamide or any potential future product candidates may make it difficult or impossible to recruit and retain patients in other clinical studies of that same product candidate. Delays or failures in planned patient enrollment and/or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop enzalutamide or any product candidates, or could render further development impossible.

*As a post-marketing commitment, we and Astellas are required to complete an open-label safety study of XTANDI in patients at high risk for seizure, and to report the results of that study to the FDA in 2019. If the results of this study reveal unacceptable safety risks, this could result in decreased commercial utilization of XTANDI for post-chemotherapy mCRPC, failure to obtain approval in other indications (including pre-chemotherapy mCRPC and breast cancer), and modifications to the existing label for post-chemotherapy mCRPC, including potentially a boxed warning.

As part of the approval for XTANDI for the treatment of men with mCRPC who have received docetaxel, the FDA required us and Astellas to perform a post-marketing open-label, safety study of XTANDI (160mg/day) in patients who are at high risk for seizure. We and Astellas have agreed to provide the data from this study in 2019 and submit periodic status reports to the FDA. Failure to conduct the post-approval study in a timely manner may result in substantial civil or criminal penalties. If the results of the post-approval study reveal unacceptable safety risks, we could be required by the FDA to perform additional tests or to modify the labeled indication for which XTANDI has already been approved to include additional restrictions, and /or to include a boxed warning, any one or more of which would seriously harm our business.

*XTANDI and any of our potential future product candidates, should any of them receive marketing approval, will face significant competition from other approved products and other products in development.

The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. For example, since 2010 a second-line chemotherapy drug, Jevtana (cabazitaxel), and an oral hormonal drug, Zytiga (abiraterone acetate), have received marketing approval in the post-chemotherapy mCRPC patient population, in which XTANDI received FDA approval in August 2012, and a prostate cancer vaccine, Provenge (sipuleucel-T), received marketing approval covering both the post-chemotherapy mCRPC population in which XTANDI is approved in the U.S. and the pre-chemotherapy mCRPC population we are studying in our Phase 3 PREVAIL trial. Jevtana (cabazitaxel) and Zytiga (abiraterone acetate) have since acquired substantial shares of the market for treatment of post-chemotherapy mCRPC patients, which may make it more difficult for us to compete successfully in this market, notwithstanding the positive results from our AFFIRM trial. In addition, in June 2012 the company marketing Zytiga (abiraterone acetate) reported positive results from a Phase 3 study of that drug in pre-chemotherapy mCRPC patients and submitted a marketing application to the FDA seeking approval to market Zytiga in that patient population. Several other drugs are also in advanced clinical development in pre-chemotherapy and post-chemotherapy mCRPC populations. Companies currently marketing, or expected to be marketing in the near future, products that will compete directly with XTANDI include some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson and sanofi-aventis. There are also multiple additional small molecule and recombinant protein candidates in development targeting CRPC, including compounds already in Phase 3 clinical trials. These potentially competing compounds also include an investigational drug currently in Phase 1-2 clinical development that is a close structural analog of XTANDI, was developed in the same academic laboratory in which XTANDI was developed and was purportedly licensed by The Regents of the University of California, or UCLA, to Aragon Pharmaceuticals, or Aragon. We have initiated litigation against UCLA, Aragon and a UCLA scientist seeking, among other relief, a declaration that Medivation, and not Aragon, is the exclusive licensee of these molecules. Regardless of the outcome of this litigation, it could be costly and will divert our technical and management personnel from other important activities. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical and biotechnology companies with considerably greater financial resources, human resources and experience than ours. XTANDI and any of our potential future product candidates that receive regulatory approval will face significant competition from both approved drugs and from any of the drugs currently under development that may subsequently be approved. Bases upon which XTANDI and our potential future product candidates would have to compete successfully include efficacy, safety, price and cost-effectiveness.

In addition, XTANDI and our potential future product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. For example, Medicare Part B, which makes payments to physicians for certain drugs that are administered by infusion or injection and are not generally self-administered, typically provides for lower patient out-of-pocket expenses and direct reimbursement for such drugs, including a markup, to physicians. One of our primary competitors in post-chemotherapy mCRPC patients, the infused chemotherapy drug Jevtana (cabazitaxel), is reimbursed under Medicare Part B while XTANDI is covered under Medicare Part D, which covers certain outpatient prescription drugs and does not provide the economic benefits of Medicare Part B noted above. We cannot guarantee that we, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

*XTANDI and any of our potential future product candidates that are eventually approved for sale may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors.

Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the United States. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services and many of those countries have nationalized health care systems in which the government pays for all such products and services and must approve product pricing. Our ability to successfully commercialize XTANDI for its approved indication or for any future product candidate that is approved for sale will depend, in part, on the extent to which coverage and reimbursement for XTANDI or such other product is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors. Significant uncertainty exists as to the coverage and reimbursement of newly approved prescription drug products.

In addition, even if third-party payors ultimately elect to cover and reimburse for XTANDI or our product candidates, most payors will not reimburse 100% of the cost, but rather require patients to pay a portion of the cost through a co-payment. Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of XTANDI and our product candidates financially difficult or impossible for certain patients, which would have a negative impact on sales of XTANDI or our product candidates. It is increasingly difficult to obtain coverage and adequate reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process.

Moreover, in March 2010, the President of the United States signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, PPACA, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The provisions of PPACA most relevant to the pharmaceutical industry include the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, not including orphan drug sales;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any payment or “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required no earlier than January 1, 2013 and reporting to be required at a later date yet to be specified;

•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

On June 28, 2012, the United States Supreme Court upheld the constitutionality of PPACA, excepting certain provisions, noted above, that would have required states to expand their Medicaid programs or risk losing all of the state’s Medicaid funding. At this time, it remains unclear whether there will be any further changes made to PPACA, whether in part or in its entirety. Moreover, other state and federal legislative and regulatory proposals aimed at reforming the health care system in the United States are periodically proposed, the effect of which, if enacted, could adversely impact our product sales and results of operations.

Most recently, on August 2, 2011, the Budget Control Act of 2011 created, among other things, the Joint Select Committee on Deficit Reduction, to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Further, President Obama’s proposed budget for 2013 and certain proposed legislation would require drug manufacturers to pay to the Medicare program new rebates for certain outpatient drugs covered under Medicare Part D. These proposals would allow the Medicare program to benefit from the same, relatively higher, rebates that Medicaid receives for brand name and generic drugs provided to beneficiaries who receive the low-income subsidies under the Medicare Part D program and “dual eligible” beneficiaries (i.e., those who are eligible for both the Medicare and Medicaid programs).

We expect that there will continue to be a number of federal and state proposals to implement government controls over drug product pricing. We are currently unable to predict what additional legislation or regulations, if any, relating to the pharmaceutical industry or third-party payor coverage and reimbursement may be enacted in the future, or what effect PPACA or any such additional legislation or regulation will or would have on our business. In addition, we would face competition in such negotiations from other approved drugs against which we compete, which may include other approved drugs marketed by Astellas, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage with respect to the individual payors than we may have. Our commercial prospects would be further weakened if payors approved coverage for XTANDI or any potential future product candidates only as second- or later-line treatments, or if they placed XTANDI or any of those product candidates in tiers requiring unacceptably high patient co-payments. Failure to achieve acceptable coverage and reimbursement levels could materially harm our or our partner’s ability to successfully market XTANDI and our product candidates.

We are dependent upon our collaborative relationship with Astellas to further develop, manufacture and commercialize XTANDI. There may be circumstances that delay or prevent Astellas’ ability to further develop, manufacture and commercialize XTANDI or that result in Astellas terminating our agreement with them.

Under the Collaboration Agreement with Astellas, Astellas is responsible for developing, seeking regulatory approval for, and commercializing XTANDI outside the United States and is responsible globally for all manufacture of product for both clinical and commercial purposes. We and Astellas are jointly responsible for commercializing XTANDI in the United States. We and Astellas share equally the costs (subject to certain exceptions), profits and losses arising from development and commercialization of XTANDI in the United States. For clinical trials useful both in the United States and in Europe or Japan, we are responsible for one-third of the total costs and Astellas is responsible for the remaining two-thirds. We are subject to a number of risks associated with our dependence on our collaborative relationship with Astellas, including:

•	Astellas’ right to terminate the Collaboration Agreement with us on limited notice for convenience (subject to certain limitations), or for other reasons specified in the Collaboration Agreement;

•

the need for us to identify and secure on commercially reasonable terms the services of third parties to perform key activities currently performed by Astellas in the event that Astellas were to terminate its collaboration with us, including development and commercialization activities outside of the United States and manufacturing activities globally;

•	adverse decisions by Astellas regarding the amount and timing of resource expenditures for the commercialization of XTANDI;

•	decisions by Astellas to prioritize other of its present or future products more highly than XTANDI for either development and/or commercial purposes;

•	possible disagreements with Astellas as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy;

•	changes in key management personnel that are members of the collaboration’s various committees; and

•	possible disagreements with Astellas, including those regarding the development and/or commercialization of products, interpretation of the Collaboration Agreement and ownership of proprietary rights.

Due to these factors and other possible disagreements with Astellas, we may be delayed or prevented from further developing, manufacturing or commercializing XTANDI or we may become involved in litigation or arbitration, which would be time consuming and expensive.

If Astellas were to unilaterally terminate our collaborative relationship, we would need to undertake manufacturing and marketing activities for XTANDI solely at our own expense and/or seek one or more other partners for some or all of these activities, worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, might limit the indications we are able to pursue for XTANDI, and could prevent us from effectively commercializing XTANDI. If we sought to find one or more other pharmaceutical company partners for some or all of these activities, we may not be successful in such efforts, or they may result in collaborations that have us expending greater funds and efforts than our current relationship with Astellas.

We are dependent on the efforts of, and funding by, Astellas for the further development of XTANDI.

Under the terms of the Astellas Collaboration Agreement, we and Astellas must agree on any changes to the development plan for XTANDI that is set forth in the agreement. If we and Astellas cannot agree on any such changes, clinical trial progress could be significantly delayed or halted. Subject to certain limitations set forth in the Astellas Collaboration Agreement, Astellas is generally free to terminate the agreement at its discretion on limited notice to us. Similarly, in the event of an uncured material breach of the agreement by us, Astellas may elect to terminate the agreement, in which case all rights to develop and commercialize XTANDI will revert to us. If Astellas terminates its co-funding of our XTANDI program, we may be unable to fund the development and commercialization costs on our own and may be unable to find another partner, which could force us to raise additional capital or could cause our XTANDI program to fail. In addition, Astellas is solely responsible for the development and regulatory approval of XTANDI outside the United States, so we are entirely dependent on Astellas for the successful completion of those activities.

The financial returns to us, if any, under our Collaboration Agreement with Astellas, depend in large part on the achievement of development and commercialization milestones and the generation of product sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in large part on the performance of Astellas under the Collaboration Agreement. If Astellas fails to perform or satisfy its obligations to us, the development or commercialization of XTANDI would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason.

If Astellas’ business strategies change, any such changes may adversely affect our collaborative relationship with Astellas.

Astellas may change its business strategy. Decisions by Astellas to either reduce or eliminate its participation in the prostate cancer field, to emphasize other competitive agents currently in its portfolio at the expense of XTANDI, or to add additional competitive agents to its portfolio could reduce its financial incentives to continue to develop or commercialize XTANDI. For example, Astellas has partnered with us based in part on Astellas’ desire to use XTANDI as a component of building a global oncology franchise, which Astellas presently does not have. If Astellas’ strategic objective of building a global oncology franchise were to change, such change could negatively impact any commercial prospects of XTANDI.

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

If XTANDI or any potential future product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices, or cGMP, and other applicable regulatory standards, they will not be commercially successful.

All pharmaceutical and medical device products in the United States, Europe and other countries must be manufactured in strict compliance with cGMP and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical products involves significant time, cost and uncertainty. Furthermore, in order to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We face the risk that our contract manufacturers may have interruptions in raw material supplies, be unable to comply with strictly enforced regulatory requirements, or, for other reasons beyond their or our control, be unable to complete their manufacturing responsibilities on time, on budget, or at all. Under our Collaboration Agreement with Astellas, Astellas is responsible for all manufacture of XTANDI for commercial purposes, but we cannot guarantee that Astellas will be able to supply XTANDI in a timely manner or at all, or that continued commercial-scale cGMP manufacture of XTANDI using a validated manufacturing process will be possible on a cost-effective basis, which would materially and adversely affect the value of our XTANDI program.

*We are subject to certain healthcare laws, regulation and enforcement that may impact the commercialization of XTANDI and our product candidates. Failure to comply with such laws, regulations and enforcement could subject us to significant fines and penalties and result in a material adverse effect on our results of operations and financial conditions.

We are subject to several healthcare regulations and enforcement by the federal government and the states in which we conduct our business. These laws may impact, among other things, the sales, marketing and education programs for XTANDI or any of our potential future product candidates that may be approved for commercial sale:

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), as amended by the Health Information for Economic and Clinical Health Act of 2009 (“HITECH”) which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

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

•

the Federal Food, Drug, and Cosmetic Act, which, among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use, and regulates the distribution of drug samples;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, District of Columbia, and Minnesota limiting the provision of and/or requiring reporting to state governments of gifts, compensation, and other remuneration to healthcare professionals. Moreover, Section 6002 of PPACA includes new requirements for pharmaceuticals manufacturers, among others, to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA, including reporting any payment or “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year. Section 6002 of PPACA includes in its reporting requirements a broad range of transfers of value (such as, for example, consulting fees, charitable contributions, payments for research, and grants) and excludes a transfer of anything the value of which is less than $10, unless the aggregate amount of such transfers of value to a recipient exceeds $100 annually. The Centers for Medicare and Medicaid Services, or CMS, stated in May 2012 that data collection would be required no earlier than January 1, 2013 and that CMS intended to release a final rule implementing Section 6002 of PPACA later in 2012. Several states currently have similar laws and more states may enact similar legislation. Reporting and potential public disclosure of these expenses may make it more difficult to recruit physicians for assistance with activities that would be helpful to our business. Tracking and reporting the required expenses may result in considerable expense and additional resources.

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

*Even though we have obtained approval to market XTANDI in the United States, we are subject to ongoing regulatory obligations and review, including post-approval requirements that could result in the withdrawal of XTANDI from the market.

XTANDI was approved for treating men with mCRPC who have received docetaxel under the FDA’s priority review program, which provides for an expedited review for drugs that may offer significant improvement in treatment or provide treatment where no satisfactory alternative therapy exists. Even though we have obtained approval to market XTANDI in the United States, we are subject to extensive ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA. There may also be additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize XTANDI in the United States or potentially other jurisdictions.

We and the manufacturers of XTANDI are also required to comply with current cGMP regulations which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture XTANDI, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with XTANDI, including adverse events of unanticipated severity or frequency, or problems with the facilities where XTANDI is manufactured, may result in restrictions on the marketing of XTANDI, up to and including withdrawal of XTANDI from the market. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•	issuance of Form 483 notices or Warning Letters by the FDA or other regulatory agencies;

•	imposition of fines and other civil penalties;

•	criminal prosecutions;

•	injunctions, suspensions or revocations of regulatory approvals;

•	suspension of any ongoing clinical trials;

•	total or partial suspension of manufacturing;

•	delays in commercialization;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or Astellas;

•	refusals to permit drugs to be imported into or exported from the United States;

•	restrictions on operations, including costly new manufacturing requirements; and

•	product recalls or seizures.

The policies of the FDA and other regulatory agencies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of XTANDI in other indications or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we or Astellas might not be permitted to market XTANDI and our business would suffer.

*If any promotional activities that we undertake fail to comply with the regulations and guidelines of the FDA and applicable foreign regulatory agencies, we may be subject to warnings or enforcement actions that could harm our business.

Physicians may prescribe drugs for uses that are not described in the drug’s labeling or for uses that differ from those tested in clinical studies and approved by the FDA or foreign regulatory authorities. Regulatory authorities generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications on the subject of off-label use. Companies cannot actively promote approved drugs for off-label uses but may in some jurisdictions and under specified conditions disseminate articles published in peer-reviewed journals that discuss off-label uses of approved products to physicians. To the extent allowed, we may in the future disseminate peer-reviewed articles on our products to physicians. If our promotional activities for XTANDI and any other potential future product candidate for which we may receive regulatory approval fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement by, these authorities.

*We may be subject to product liability or other litigation, which could result in an inefficient allocation of our critical resources, delay the implementation of our business strategy, limit sales of XTANDI and limit commercialization of any other potential future products that we may develop and, if successful, materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby.

Our business exposes us to the risk of product liability claims that is inherent in the development, manufacturing, distribution and sale of pharmaceutical products. If XTANDI or any potential future product candidate harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, corporate partners or others. We have product liability insurance covering commercial sales of XTANDI and our ongoing clinical trials. However, the amount of insurance we maintain may not be adequate to cover all liabilities that we may incur. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by XTANDI or any of our current or future product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for XTANDI and any potential future product candidate that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any other products that we may develop.

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

The success of our business will depend in part on our ability to obtain and maintain intellectual property protection — primarily patent protection — covering XTANDI and any potential future product candidates, as well as successfully defending these patents against third-party challenges. We and our collaborators will only be able to protect XTANDI and our potential future product candidates from unauthorized commercialization by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us or our potential future collaborators to gain or keep our competitive advantage.

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

Our existing and any future patent rights may not adequately protect XTANDI or any potential future product candidates, which could impact our ability to generate revenues or profits.

We cannot guarantee that any of our pending or future patent applications will mature into issued patents, or that any of our current or future issued patents will adequately protect XTANDI or any potential future product candidates from competitors. Nor can we guarantee that any of our present or future issued patents will not be challenged by third parties, or that they will withstand any such challenge. If we are not able to obtain adequate protection for, or defend, the intellectual property position of XTANDI or any other potential future product candidates, then we may not be able to attract collaborators to acquire or partner our development programs. Further, even if we can obtain protection for and defend the intellectual property position of XTANDI or any potential future product candidates, we or any of our potential future collaborators still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we and our potential future collaborators may not generate any revenues or profits from XTANDI or any potential future product candidates or our revenue or profits would be significantly decreased.

We could become subject to litigation or other challenges regarding intellectual property rights, which could divert management attention, cause us to incur significant costs, prevent us from selling or using the challenged technology and/or subject us to competition by lower priced generic products.

In recent years, there has been significant litigation in the United States and elsewhere involving pharmaceutical patents and other intellectual property rights. In particular, generic pharmaceutical manufacturers have been very aggressive in challenging the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. We may face similar challenges to our existing or future patents covering XTANDI or any potential future product candidates. If a generic pharmaceutical company or other third party were able to successfully invalidate any of our present or future patents, XTANDI and any potential future product candidates that may ultimately receive marketing approval could face additional competition from lower priced generic products that would result in significant price and revenue erosion and have a significantly negative impact on the commercial viability of the affected product candidate(s).

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

In addition, our patents and patent applications, or those of our licensors, could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings, inter partes review, post grant review, derivation proceedings and pre-grant submisions. Any such challenge, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our patents and patent applications subject to the challenge. Any such challenges, regardless of their success, would likely be time-consuming and expensive to defend and resolve and would divert our management’s time and attention.

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

We have entered into agreements with third-party commercial and academic institutions to license intellectual property rights and technology. For example, we have a license agreement with UCLA pursuant to which we were granted exclusive worldwide rights to certain UCLA patents related to XTANDI and a family of related compounds. Some of these license agreements, including our license agreement with UCLA, contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize XTANDI or any potential future product candidates based on licensed intellectual property rights and technology.

From time to time we may be required to license technology from additional third parties to further develop XTANDI and any future product candidates. Should we be required to obtain licenses to any third-party technology, including any such patents based on biological activities or required to manufacture our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop any of our product candidates could cause us to abandon any related development efforts, which could seriously harm our business and operations.

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

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between September 21, 2006 and March 2, 2010. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated amended complaint, which was dismissed without prejudice as to all defendants in August 2011. The lead plaintiff filed a second amended complaint in November 2011. In March 2012, the court dismissed the second amended complaint with prejudice and entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012. The appeal is fully briefed and we are awaiting notice of the date for oral argument.

Our management believes that we have meritorious positions and intends to defend this lawsuit vigorously. However, this lawsuit is subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of the suit and we may not prevail. Monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation and, although we believe the Company is entitled to coverage under the relevant insurance policies, subject to a $350,000 retention, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.

*Our stock price has been and may continue to be volatile, and our stockholders’ investment in our stock could decline in value.

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

The following factors, in addition to other risk factors described herein, may have a significant impact on the market price of our common stock:

•	our ability to meet the expectations of investors related to the commercialization of XTANDI;

•	inaccurate sales or cash forecasting of XTANDI;

•	the timing and amount of revenues generated from sale of XTANDI;

•	actual or anticipated variations in quarterly operating results;

•	legislation or regulatory actions or decisions affecting XTANDI, including the timing and outcome of the EMA’s decision relating to XTANDI, or product candidates, including those of our competitors;

•	changes in laws or regulations applicable to XTANDI;

•	the receipt or failure to receive the additional funding necessary to conduct our business;

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

These factors and fluctuations, as well as political and other market conditions, may adversely affect the market price of our common stock. Securities-related class action litigation is often brought against a company following periods of volatility in the market price of its securities. Securities-related litigation, whether with or without merit, could result in substantial costs and divert management’s attention and financial resources, which could harm our business and financial condition, as well as the market price of our common stock. Additionally, volatility or lack of positive performance in our stock price may adversely affect our ability to retain or recruit key employees, all of whom have been or will be granted stock options as a part of their compensation.

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

*We rely on Astellas to timely deliver important financial information relating to net sales of XTANDI. In the event that this information is inaccurate, incomplete, or not timely, we will not be able to meet our financial reporting obligations as required by the SEC.

Under the Astellas Collaboration Agreement, Astellas has exclusive control over the flow of information relating to net sales of XTANDI that we are dependent upon in order to meet our SEC reporting obligations. Astellas is required under the Astellas Collaboration Agreement to provide us with timely and accurate financial data related to net sales of XTANDI so that we may meet our reporting requirements under federal securities laws. In the event that Astellas fails to provide us with timely and accurate information, we may incur significant liability with respect to federal securities laws, our disclosure controls and procedures under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, may be inadequate, and we may be required to restate our financial statements, any of which could adversely affect the market price of our common stock and Convertible Notes and subject us to securities litigation.

*Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price and the trading price of our Convertible Notes.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting at the end of the fiscal year. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price and the trading price of our outstanding Convertible Notes.

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

Our principal stockholders exert substantial influence over us and may exercise their control in a manner adverse to other interests.

Certain stockholders and their affiliates own a substantial amount of our outstanding common stock. These stockholders may have the power to direct our affairs and be able to determine the outcome of certain matters submitted to stockholders for approval. Because a limited number of persons control us, transactions could be difficult or impossible to complete without the support of those persons. Subject to applicable law, it is possible that these persons will exercise control over us in a manner adverse to other interests.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Incorporated By Reference					Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1	(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2		3/16/2009

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-32836	3.1		9/24/2012

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-32836	3.2		9/24/2012

4.1	Common Stock Certificate	10-Q	001-32836	4.1		5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1		12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1		3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior note due 2017).	8-K	001-32836	4.2		3/19/2012

10.1	Amended and Restated 2004 Equity Incentive Award Plan	8-K	001-32836	10.1		7/18/2012

10.2	Second Amendment to Lease, dated as of July 6, 2012, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.						X

10.3	Third Amendment to Lease, dated as of September 27, 2012, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.						X

		Incorporated By Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS#	XBRL Instance Document.					X

101.SCH#	XBRL Taxonomy Extension Schema Document.					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X

		Incorporated By Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012	MEDIVATION, INC.

	By:	/s/ C. Patrick Machado
	Name:	C. Patrick Machado
	Title:	Chief Business Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(c)	8/15/2005

3.4	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1(d)	2/19/2008

3.5	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-32836	3.1	9/24/2012

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-32836	3.2	9/24/2012

4.1	Common Stock Certificate	10-Q	001-32836	4.1	5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1	3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior note due 2017).	8-K	001-32836	4.2	3/19/2012

10.1	Amended and Restated 2004 Equity Incentive Award Plan	8-K	001-32836	10.1	7/18/2012

10.2	Second Amendment to Lease, dated as of July 6, 2012, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.					X

10.3	Third Amendment to Lease, dated as of September 27, 2012, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS#	XBRL Instance Document.					X

101.SCH#	XBRL Taxonomy Extension Schema Document.					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.