Form 10-K
period 2012-12-31
MEDIVATION, INC.
filed 2013-02-28
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer  ☒              Accelerated filer  ☐

Non-accelerated filer (Do not check if a smaller reporting company)  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,815,140,108 as of June 30, 2012, based upon the closing sale price on The NASDAQ Global Market reported on June 29, 2012. Excludes an aggregate of 11,762,294 shares of the registrant’s common stock (on a post-split basis) held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2012, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2012 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings, and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 30, 2012. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 74,784,095 shares of Registrant’s Common Stock, par value $0.01 per share, issued and outstanding as of February 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

MEDIVATION, INC.

2012 ANNUAL REPORT ON FORM 10-K

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or negatives of such terms or other variations on such terms of comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the commercialization of XTANDI ® (enzalutamide) capsules, or XTANDI, and the continuation and success of our collaboration with Astellas Pharma, Inc., or Astellas. The forward-looking statements contained in this Annual Report involve a number of risks, uncertainties, and assumptions, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report. Readers are expressly advised to review and consider those Risk Factors. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations, trading price of our common stock or of our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, is not necessarily indicative of future performance. We disclaim any intention or obligation to update, supplement, or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

OVERVIEW

We are a biopharmaceutical company focused on the rapid development and commercialization of novel therapies to treat serious diseases for which there are limited treatment options. We select technologies for development that meet three primary criteria: the technology has (a) in the judgment of our scientific leadership, an above-average likelihood of working; (b) strong intellectual property and/or data exclusivity protection; and (c) the ability to target one or more serious diseases for which existing treatments are suboptimal. When selecting technologies for development, we focus primarily on those we believe have the ability to enter human studies within 12-18 months. We consider technologies without regard to therapeutic indication or therapeutic modality (i.e., small molecules, biologics, medical devices, etc). We may develop technologies through our own internal research activities, or in-license technologies from academic institutions or other third parties. Once we select a technology for development, we seek to advance it quickly, strategically and cost-effectively to commercialization. Our commercialization strategy for any of our product candidates that receives marketing approval will vary depending on the target customer base for that product candidate, our then current internal commercial capabilities, the extent to which we deem it prudent and cost-effective to build additional internal commercial capabilities, and the availability, quality and cost of third-party commercialization partners.

Our most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which we have partnered with Astellas Pharma Inc., or Astellas. We in-licensed the intellectual property rights covering XTANDI in 2005, began our first clinical trial in 2007, entered into our collaboration agreement with Astellas in 2009, reported positive Phase 3 overall survival data in 2011 in patients with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel, or post-chemotherapy mCRPC patients, and on August 31, 2012, received regulatory approval from the U.S. Food and Drug Administration, or FDA, for the treatment of post-chemotherapy mCRPC patients. We and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. Marketing applications for XTANDI for the treatment of post-chemotherapy mCRPC patients are also under review in Europe, South Korea, Canada, and Brazil. Together with Astellas, we are also conducting multiple trials of enzalutamide in earlier prostate cancer disease states, including the Phase 3 PREVAIL trial in patients with mCRPC who have not received chemotherapy, or pre-chemotherapy mCRPC patients, and in patients with breast cancer.

We also have ongoing programs with other agents in multiple different indications in early stages of research and development. These early-stage programs are unpartnered.

In January 2012, our former collaboration partner Pfizer, Inc., or Pfizer, exercised its right to terminate our collaboration agreement for the development and commercialization of our former product candidate dimebon for the treatment of Alzheimer’s disease and Huntington disease, due to negative Phase 3 trial results in both indications. We and Pfizer discontinued development of dimebon for all indications in January 2012, and completed the wind down of our respective remaining collaboration activities in the third quarter of 2012.

We have funded our operations primarily through public offerings of our common stock, the issuance of our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, and from the up-front, development milestone and cost-sharing payments under our collaboration agreement with Astellas, or the Astellas Collaboration Agreement, and our former collaboration agreement with Pfizer. We have incurred cumulative net losses of $291.5 million through December 31, 2012, and we expect to incur substantial additional losses in the foreseeable future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of XTANDI and our early-stage technologies, and our corporate overhead costs. All of our collaboration revenues in 2012 and 2011 were generated from our collaboration with Astellas and our former collaboration with Pfizer. These collaboration revenues were all generated in the United States.

We are a corporation formed in Delaware in October 1995, under our former name, Orion Acquisition Corp. II, to identify and consummate a business combination. We operate in one business segment. Our subsidiaries are Medivation Prostate Therapeutics, Inc., or MPT, Medivation Neurology, Inc., or MNI, Medivation Technologies, Inc., or MTI, Medivation Field Solutions, Inc., or MFSI, and Medivation Services, Inc., or MSI. MPT holds the intellectual property rights covering XTANDI. MNI holds the intellectual property rights covering dimebon, which previously was in development for Alzheimer’s disease and Huntington disease under our former collaboration with Pfizer. MTI holds the intellectual property rights covering our early-stage technologies. MFSI provides commercialization services to us, and MSI provides research and development services to us.

XTANDI (ENZALUTAMIDE) CAPSULES

Prostate Cancer Statistics

According to the American Cancer Society, prostate cancer is the most commonly diagnosed cancer among men in the United States, other than skin cancer. The American Cancer Society estimates that approximately 242,000 new cases of prostate cancer were diagnosed, and approximately 28,000 men died of prostate cancer, in the United States alone during 2012. Prostate cancer is thus the second-leading cause of cancer death in men in the United States, after lung cancer. According to the American Cancer Society, about 1 in 6 men will be diagnosed with prostate cancer during his lifetime and about 1 in 35 men will die of prostate cancer.

Prostate Cancer Disease States and Treatment Algorithm

Prostate cancer is frequently diagnosed at a stage where it is believed to be confined to the prostate gland and its immediate surroundings—i.e., it has not yet spread to other areas of the body. Prostate cancer detected at this stage generally is treated either with prostatectomy (surgical removal of the prostate gland) or with radiation. For most men, these procedures are successful in curing the disease. However, for some men, these procedures are not curative and their prostate cancer continues to spread. This disease progression is typically detected by rising levels of serum prostate specific antigen, or PSA, a marker of tumor burden in prostate cancer. Men whose disease continues to progress following surgery or radiation are considered to have advanced prostate cancer.

Because the male sex hormone testosterone is the primary fuel of prostate cancer growth, first-line therapy for advanced prostate cancer typically entails treatment with a class of hormonal drug known as luteinizing hormone releasing hormone, or LHRH analogs, which reduce testosterone to castrate levels—i.e., the levels that would be achieved following surgical castration. Patients treated with LHRH analogs typically remain on those drugs for the remainder of their lives to keep testosterone levels suppressed to castrate levels. Patients typically respond to LHRH analog treatment, as evidenced by reduced PSA levels. Eventually, however, virtually all advanced prostate cancers will become resistant to LHRH analogs, and the patient’s PSA level will begin to rise. Once a patient progresses while being treated with an LHRH analog, he is said to have castration-resistant prostate cancer, or CRPC. The term “castration-resistant” refers to the fact that these patients have had their serum testosterone reduced to castrate levels, and yet continue to progress.

Once a patient has developed CRPC, the typical second line therapy is a class of hormonal drugs known as anti-androgens, which block the ability of testosterone to bind its receptor, the androgen receptor. Bicalutamide, which is widely available in generic form, is the most commonly used anti-androgen drug. Like LHRH analogs, bicalutamide typically suppresses tumor growth for a certain period of time, as evidenced by a declining PSA level. However, virtually all prostate cancers become resistant to bicalutamide as well. In addition, once prostate cancer becomes resistant to bicalutamide, the effect of that drug often converts from suppressing tumor growth to fueling tumor growth. For this reason, bicalutamide treatment is typically discontinued once patients begin to progress on that drug.

The next line of treatment for CRPC patients who have failed treatment on both LHRH analogs and anti-androgen drugs is frequently the chemotherapy drug Taxotere® (docetaxel), which has been shown in clinical studies to prolong survival by approximately ten weeks. However, docetaxel is an infused cytotoxic chemotherapy, and thus entails an increased risk of serious adverse effects, including fluid retention, liver toxicity, low white blood cell counts, and death.

Prior to 2010, there were no FDA-approved treatments for CRPC patients whose prostate cancer had progressed following treatment with docetaxel. These patients typically had only palliative care options available to them.

Based on the above treatment algorithm, advanced prostate cancer patients are generally subdivided into various sub-populations that the FDA and comparable foreign regulatory agencies typically consider to be distinct patient populations. Because they view them as distinct, regulatory agencies typically require separate clinical studies in each patient population to grant marketing approval covering that patient population. These sub-populations are defined primarily by two factors: (a) the prior treatments the patient has undergone; and (b) whether the patient has metastatic disease, which is defined as having metastases that are visible on currently available imaging technologies. The sub-populations are the following:

Patients with Hormone-Naïve Prostate Cancer. Patients in this sub-population have advanced prostate cancer, are not castrate, and have not yet been treated with an LHRH analog drug, an anti-androgen drug or any other hormonal drug.

Patients with CRPC. Patients with CRPC have advanced prostate cancer that has progressed after treatment with an LHRH analog drug or surgical castration. They may also have failed treatment on an anti-androgen drug, but are not required to have done so. Patients with CRPC are in turn further subdivided into pre-chemotherapy CRPC patients and post-chemotherapy CRPC patients. Both pre-chemotherapy and post-chemotherapy CRPC patients may have mCRPC or non-metastatic CRPC. Pre-chemotherapy CRPC patients typically constitute a mix of metastatic and non-metastatic disease. However, by the time they have progressed to the post-chemotherapy state, virtually all CRPC patients will have developed metastatic disease.

Recently Approved Treatments for mCRPC

Since 2010, three new agents in addition to XTANDI have been approved by the FDA for the treatment of patients with mCRPC: Jevtana® (cabazitaxel); Provenge® (sipuleucel-T); and Zytiga® (abiraterone acetate) plus prednisone.

Jevtana is a chemotherapy that was approved by the FDA in 2010 to treat men with post-chemotherapy mCRPC. Jevtana was shown in clinical studies to prolong median survival by approximately ten weeks, but like docetaxel is an infused cytotoxic chemotherapy that entails increased risk of death and other serious adverse events.

Provenge is a prostate cancer vaccine that was approved by the FDA in 2010 to treat men with mCRPC, whether pre-chemotherapy or post-chemotherapy, who have minimal or no symptoms. Prostate cancer vaccines operate by enhancing the ability of the body’s immune system to attack and destroy prostate cancer cells. Provenge was approved based on data demonstrating a median overall survival advantage of approximately four months in mCRPC patients, the large majority of whom were pre-chemotherapy patients.

Zytiga is an oral hormonal therapy that was approved by the FDA in April 2011 for use in combination with the steroid prednisone to treat men with post-chemotherapy mCRPC. In December 2012, the FDA expanded the approval of Zytiga plus prednisone to include treatment of pre-chemotherapy mCRPC patients. Zytiga plus prednisone operates by reducing production of testosterone in the adrenal glands, a secondary source of testosterone production in the body. Zytiga plus prednisone demonstrated overall survival advantages of 3.9 months in post-chemotherapy mCRPC patients and 5.3 months in pre-chemotherapy mCRPC patients. However, the advantage seen in pre-chemotherapy mCRPC patients was not statistically significant. We consider Zytiga plus prednisone to be XTANDI’s most direct initial competitor in the post-chemotherapy mCRPC indication for which XTANDI is currently approved in the U.S. Should XTANDI ever receive marketing approval to treat men with pre-chemotherapy mCRPC, we expect that Zytiga plus prednisone will be its most direct initial competitor in that patient population as well.

XTANDI in Post-chemotherapy mCRPC

On August 31, 2012, the FDA approved XTANDI for the treatment of patients with post-chemotherapy mCRPC. XTANDI is an oral hormonal therapy that is dosed once daily with no requirement for concomitant use of steroids. The FDA approved XTANDI approximately one month following its acceptance for review of its marketing application on July 23, 2012, and approximately three months ahead of November 22, 2012, the goal date set by the Prescription Drug User Fee Act, or PDUFA. We and our collaboration partner, Astellas, launched XTANDI in the U.S. market on September 13, 2012, and are jointly co-promoting XTANDI for the treatment of post-chemotherapy mCRPC patients. Marketing applications for XTANDI to treat post-chemotherapy mCRPC patients are currently under review in Europe, South Korea, Canada, and Brazil.

Our FDA approval in post-chemotherapy mCRPC was based on the results of the AFFIRM trial, a randomized, double-blind Phase 3 trial evaluating XTANDI (160 mg once daily) as compared to placebo in 1,199 post-chemotherapy mCRPC patients. The primary endpoint of the AFFIRM trial was overall survival. Positive results from the AFFIRM trial were first reported in November 2011 and were published in The New England Journal of Medicine in August 2012. XTANDI demonstrated a statistically significant 4.8 month advantage in median survival compared to placebo (p<0.0001) in the AFFIRM trial. The median survival was 18.4 months for XTANDI-treated patients compared to 13.6 months for placebo-treated patients, resulting in a 37% reduction in risk of death for patients taking XTANDI (hazard ratio = 0.631) compared to placebo-treated patients. XTANDI was well tolerated in the AFFIRM trial. The three most common side effects observed more frequently in XTANDI-treated patients as compared with placebo-treated patients were fatigue, diarrhea and hot flush. Grade 3 and higher adverse reactions were reported were slightly lower in the XTANDI group than in the placebo group. Seizure was reported in less than 1% of XTANDI-treated patients and in 0% of placebo-treated patients and was the most common reason for treatment discontinuation. The average period during which AFFIRM patients were followed for safety issues was more than twice as long for XTANDI-treated patients (9.3 months) as compared to placebo-treated patients (3.8 months).

In February 2012, we reported further results from the AFFIRM trial at the 2012 Genitourinary Cancers Symposium. We reported that XTANDI had achieved all of the trial’s secondary endpoints with strong statistical significance. As compared to patients taking placebo, XTANDI patients in the AFFIRM trial experienced longer median radiographic progression-free survival (8.3 versus 2.9 months; p<0.0001; hazard ratio = 0.404), a higher soft tissue response rate (28.9% versus 3.8%; p<0.0001), and longer median time to PSA progression (8.3 versus 3.0 months; p<0.0001; hazard ratio = 0.249). PSA declines of 50% or greater were more common in the XTANDI group than in the placebo group (54.0% versus 1.5%; p<0.0001), as were PSA declines of 90% or greater (24.8% versus 0.9%; p<0.0001).

In June 2012, we reported further results from the AFFIRM trial at the American Society of Clinical Oncology’s 2012 Annual Meeting. We reported that XTANDI produced a significantly higher response rate in health-related quality of life as compared to placebo (43.2% versus 18.3%; p<0.0001), as measured by the Functional Assessment of Cancer Therapy – Prostate, or FACT-P, questionnaire. The FACT-P is a validated instrument comprising 27 core items to assess patient function (for example, level of energy, ability to cope with illness, level of pain, ability to work, and amount of support from family/friends). We also reported that the median time to occurrence of the first skeletal-related event in XTANDI-treated patients was 16.7 months as compared to 13.6 months in placebo-treated patients (p=0.0001; HR=0.688). A skeletal-related event was defined as a pathologic bone fracture, change of anti-cancer therapy to treat bone pain, spinal cord compression, or surgery or radiation therapy to bone.

In September 2012, we reported further results from the AFFIRM trial at the European Society of Medical Oncology’s 2012 Annual Meeting. These results showed that pain reduction assessed by patient diaries was achieved in 45% of XTANDI-treated patients as compared to 7% of placebo-treated patients (p=0.0079), and that patients taking XTANDI demonstrated less pain progression and improved median time to pain progression as compared to those taking placebo. In addition, results from a post-hoc analysis of the AFFIRM trial demonstrated that patients who were taking steroids upon entry into the study had approximately twice the risk of death as compared to patients who were not taking steroids upon entry into the study, even after adjustment for factors which may have suggested that the former group of patients was sicker—and thus more likely to die—than the latter group. Patients in the AFFIRM trial were permitted to take steroids, but were not required to do so.

Enzalutamide in Pre-chemotherapy CRPC

We, together with our collaboration partner Astellas, have several ongoing clinical trials to evaluate the safety and efficacy of enzalutamide in pre-chemotherapy CRPC patients, including both metastatic and non-metastatic disease. The largest such trial is our ongoing PREVAIL trial, a randomized, double-blind, placebo-controlled Phase 3 trial, evaluating enzalutamide (160 mg once daily) as compared to placebo in approximately 1,700 patients with pre-chemotherapy mCRPC. PREVAIL includes patients who have progressed following treatment with an LHRH analog drug only, as well as patients who have progressed following treatment with both an LHRH analog drug and an anti-androgen drug. The co-primary endpoints are radiographic progression-free survival and overall survival. We completed enrollment in the PREVAIL trial in May 2012.

We and Astellas are also conducting the TERRAIN trial and the STRIVE trial, two randomized, double-blind Phase 2 trials evaluating enzalutamide head-to-head versus bicalutamide, the leading marketed anti-androgen drug, in pre-chemotherapy CRPC patients. The TERRAIN trial, which began in March 2011, is enrolling approximately 370 men, and the STRIVE trial, which began in August 2012, is enrolling approximately 400 men. The primary endpoint in both studies is progression-free survival. The primary differences between the trials are that TERRAIN is enrolling only metastatic patients while STRIVE is enrolling both metastatic and non-metastatic patients, and TERRAIN is being conducted primarily in Europe while STRIVE is being conducted primarily in the United States.

In 2010, we published in The Lancet data from an open-label Phase 1-2 clinical trial of enzalutamide in patients with mCRPC, 75 of whom were post-chemotherapy patients and 65 of whom were pre-chemotherapy patients. Efficacy endpoints included PSA levels, radiographic findings and circulating tumor cell, or CTC, counts. In this trial, enzalutamide a higher level of anti-tumor activity was observed in pre-chemotherapy patients than in post-chemotherapy patients. Key efficacy data as published in The Lancet were as follows:

	Pre-Chemotherapy Patients	Post-Chemotherapy Patients
PSA decline > 50% from baseline	62%	51%
Radiographic control: soft-tissue lesions (partial response or stable disease)	80%	65%
Radiographic control: bony lesions (stable disease)	63%	51%
CTC conversion from “poor prognosis” to “good prognosis”	75%	37%

Enzalutamide in Earlier Prostate Cancer Disease States

In February 2013, we reported data at the 2013 Genitourinary Cancers Symposium from an open-label study in hormone-naïve patients. This study enrolled 67 patients, and was the first time we had dosed enzalutamide in men who had not yet undergone prior hormonal therapy. The primary endpoint was PSA response, which is a reduction in PSA levels of at least 80% after 25 weeks of treatment. In this study, 93% of men experienced a PSA response, with the median response being a PSA reduction of 99.6%.

In May 2012, we initiated patient enrollment in an open-label clinical trial evaluating enzalutamide as neoadjuvant therapy in approximately 50 men who have been diagnosed with prostate cancer but not yet undergone prostatectomy. Men in this trial will receive enzalutamide for six months before prostatectomy, and then undergo surgery. The removed prostates will then be examined pathologically to determine whether any cancer remains. The primary endpoint in this trial is pathological response rate.

Mechanism of Action in Prostate Cancer

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

While enzalutamide, like all other hormonal therapies for prostate cancer, operates through the testosterone signaling pathway, it does so in a manner that is distinct from that of other currently approved drugs. An article published in May 2009 in Science described the novel mechanism of action of enzalutamide. In the Science article, researchers using various preclinical models of CRPC provided evidence that enzalutamide inhibits 1) testosterone binding to androgen receptors; 2) nuclear translocation of androgen receptors; and 3) DNA binding and activation by androgen receptors. This preclinical research also found that, by interfering with testosterone signaling in these three distinct ways, enzalutamide induces the death of CRPC cells.

Enzalutamide in Breast Cancer

In April 2012, we and Astellas expanded the clinical development of enzalutamide to include a new indication, breast cancer. We are enrolling patients in an open label Phase 1 study designed to evaluate the safety and tolerability of enzalutamide in approximately 60 breast cancer patients who have failed at least two prior hormonal therapies.

The Astellas Collaboration Agreement

We are jointly developing and commercializing XTANDI in collaboration with Astellas under the terms of the Astellas Collaboration Agreement, which became effective in October 2009. Under the Astellas Collaboration Agreement, we and Astellas agreed to collaborate on the development of XTANDI for the U.S. market, including associated regulatory filings with the FDA. In addition, we and Astellas are co-promoting XTANDI in the United States for the treatment of post-chemotherapy mCRPC patients. Astellas is responsible for development of, seeking regulatory approval for, and commercialization of XTANDI outside the United States, and for commercial manufacture of XTANDI on a global basis. Both we and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as XTANDI for the treatment of specified indications for a specified time period, subject to certain exceptions.

We and Astellas share equally the costs of developing and commercializing XTANDI for the U.S. market (subject to the exceptions noted below), and we and Astellas share equally profits (or losses) resulting from the commercialization of XTANDI in the United States. The primary exceptions to the 50/50 cost sharing are that each party bears its own commercial full-time equivalent, or FTE, employee costs, and that development costs supporting regulatory approvals in both the United States and either Europe or Japan are borne one-third by us and two-thirds by Astellas. Both we and Astellas are entitled to receive a fee for each qualifying detail made by our respective sales representatives. Outside the United States, Astellas bears all development and commercialization costs and will pay us a tiered royalty ranging from the low teens to the low twenties on any aggregate net sales of XTANDI outside the United States, or ex-U.S. sales.

The Astellas Collaboration Agreement establishes several joint committees consisting of representatives from both parties that operate by consensus to oversee the collaboration. In the event that a joint committee is unable to reach consensus on a particular issue, then, depending on the issue, a dispute may be decided at the joint committee level by the party with the final decision on the issue or escalated to senior management of the parties. If a dispute is escalated to senior management and no consensus is reached, then the dispute may be decided by the party to whom the contract grants final decision on such issue. Other issues can only be decided by consensus of the parties, and unless and until the parties’ representatives reach agreement on such issue, no decision on such issue will be made, and the status quo will be maintained.

Under the Astellas Collaboration Agreement, Astellas paid us a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. We are also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in sales milestone payments. As of December 31, 2012, we had received an aggregate of $58.0 million in development milestone payments under the Astellas Collaboration Agreement. The remaining $277.0 million in development milestone payments we are eligible to receive under the Astellas Collaboration Agreement are as follows:

Milestone Event	4th line prostate cancer patients(1)		3rd line prostate cancer patients(2)	2nd line prostate cancer patients(3)(4)
First acceptance for filing of a marketing application in:
The U.S.		(5)	$10 million	$15 million
The first major country in Europe		(5)	$5 million	$10 million
Japan	$5 million		$5 million	$10 million
First approval of a marketing application in:
The U.S.		(5)	$30 million	$60 million
The first major country in Europe	$15 million		$15 million	$30 million
Japan	$15 million		$15 million	$30 million

(1)	Defined as prostate cancer patients who meet each of the following three criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; (b) prior treatment failure on one or more androgen receptor antagonist drugs; and (c) prior treatment failure on chemotherapy.
(2)	Defined as prostate cancer patients who meet each of the following three criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; (b) prior treatment failure on one or more androgen receptor antagonist drugs; and (c) no prior exposure to chemotherapy for prostate cancer.
(3)	Defined as prostate cancer patients who meet each of the following two criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; and (b) no prior treatment failure on one or more androgen receptor antagonist drugs.
(4)	An additional milestone payment of $7 million is payable upon the first to occur of: (a) first approval of a marketing application in the United States with a label encompassing 2nd line prostate cancer patients; (b) first approval of a marketing application in the first major country in Europe with a label encompassing 2nd line prostate cancer patients; (c) first approval of a marketing application in Japan with a label encompassing 2nd line prostate cancer patients; or (d) first patient dosed in a Phase 3 clinical trial other than the PREVAIL trial that is designed specifically to support receipt of marketing approval in 2nd line patients.
(5)	These milestone payments totaling $58.0 million have been previously earned and the related payments have been received.

We licensed the intellectual property rights covering XTANDI from The Regents of the University of California, or UCLA, pursuant to a license agreement discussed in the section below titled “License Agreement with UCLA.” Under this agreement, we are required to share with UCLA ten percent of the development milestone payments that we earn under the Astellas Collaboration Agreement. In ongoing litigation with UCLA initiated by us, UCLA has alleged in a counterclaim that we are also required to share with UCLA ten percent of any sales milestone payments we may receive under the Astellas Collaboration Agreement. We dispute this allegation, and intend to defend our position vigorously. For more information about this litigation, see “Legal Proceedings” in Item 3 of Part I below.

Unless terminated earlier by us or Astellas pursuant to the terms thereof, the Astellas Collaboration Agreement will remain in effect: (a) in the U.S., until such time as Astellas notifies us that Astellas has permanently stopped selling products covered by the Astellas Collaboration Agreement in the U.S.; and (b) in each other country of the world, on a country-by-country basis, until such time as (i) products covered by the Astellas Collaboration Agreement cease to be protected by patents or regulatory exclusivity in such country and (ii) commercial sales of generic equivalent products have commenced in such country.

We and Astellas each are permitted to terminate the Astellas Collaboration Agreement for an uncured material breach by the other party or for the insolvency of the other party. Astellas has a right to terminate the Astellas Collaboration Agreement unilaterally by advance written notice to us, but, except in certain specific circumstances, generally cannot exercise that termination right until the first anniversary of XTANDI’s first commercial sale. Following any termination of the Astellas Collaboration Agreement in its entirety, all rights to develop and commercialize XTANDI will revert to us, and Astellas will grant a license to us to enable us to continue such development and commercialization. In addition, except in the case of a termination by Astellas for our uncured material breach, Astellas will supply XTANDI to us during a specified transition period.

License Agreement with UCLA

Under an August 2005 license agreement with UCLA, and subsequent amendments to this agreement; our subsidiary MPT holds an exclusive worldwide license under several UCLA patents and patent applications covering XTANDI and related compounds. Under our Astellas Collaboration Agreement, we granted Astellas a sublicense under the patent rights licensed to us by UCLA.

We are required to pay UCLA an annual maintenance fee, $2.8 million in aggregate milestone payments upon the achievement of certain development and regulatory milestone events with respect to XTANDI (all of which have been paid as of December 31, 2012), and 10% of any up-front and development milestone payments we receive from Astellas under the Astellas Collaboration Agreement. We are also required to pay UCLA a four percent royalty on sales of XTANDI. Under the terms of our Astellas Collaboration Agreement, we share this royalty obligation with Astellas 50/50 with respect to sales in the U.S., and Astellas bears this entire royalty obligation with respect to sales outside the U.S. UCLA may terminate the agreement if we do not meet a general obligation to diligently proceed with the development, manufacture, and sale of licensed products, or if we commit any other uncured material breach of the agreement. We may terminate the agreement at any time upon advance written notice to UCLA. If neither party terminates the agreement early, the agreement will continue in force until the expiration of the last-to-expire licensed patent.

TERMINATION OF THE PFIZER COLLABORATION AGREEMENT AND DIMEBON PROGRAM

In January 2012, our former collaboration partner, Pfizer, exercised its right to terminate our collaboration agreement for the development and commercialization of our former product candidate dimebon for the treatment of Alzheimer’s disease and Huntington disease, due to negative Phase 3 trial results in both indications. We and Pfizer discontinued development of dimebon for all indications in January 2012, and completed the wind down of our respective remaining collaboration activities in the third quarter of 2012.

INTELLECTUAL PROPERTY

We have an exclusive license to multiple issued patents and pending applications covering XTANDI, related compounds and uses thereof, including issued composition of matter patents covering XTANDI in the U.S., Europe and Japan. The terms of these issued XTANDI composition of matter patents expire in 2027 in the U.S.

and in 2026 in Europe and Japan. We also own multiple pending patent applications covering our early stage technology programs. We intend to prosecute our owned intellectual property, and request that our licensors prosecute our licensed intellectual property, in the United States, Europe, Japan and other jurisdictions that we deem appropriate.

XTANDI® is a registered trademark of Astellas Pharma, Inc. and is referred to as XTANDI throughout this Annual Report.

GOVERNMENT REGULATION AND PRODUCT APPROVALS

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

Clinical trials involve the administration of the IND to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (1) in compliance with federal regulations; (2) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (3) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, or Ethics Committee, or EC, for approval. An IRB/EC may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB/EC’s requirements, or may impose other conditions.

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

After completion of the required clinical testing, a NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently approximately $2.0 million and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently approximately $0.1 million per product and $0.5 million per establishment. These fees are typically increased annually.

The FDA has 60 days from its receipt of a NDA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within twelve months; most applications for priority review drugs are reviewed in eight months in accordance with PDUFA. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited only for drugs intended to treat a serious or life-threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer applications for novel drug products, or drug products which present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices, or cGMP—a quality system regulating manufacturing—is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

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

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

Adverse Event Reporting and Good Manufacturing Practices Compliance

Adverse event reporting and submission of periodic reports is required following FDA approval of a NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to good manufacturing practices, or GMP, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with current GMP. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with current GMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

COMPETITION

The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs such as prostate cancer and breast cancer, and those markets are even more highly competitive. Companies currently marketing products or expected to be marketing products that compete or may compete directly with XTANDI in its approved indication and any other indication for which XTANDI may subsequently be approved include some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson, sanofi, and Bayer Pharma AG. There are also multiple drugs in advanced clinical development targeting the full spectrum of prostate cancer disease states, including compounds already in Phase 3 clinical trials. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical companies with considerably greater financial resources, human resources and experience than ours. XTANDI and any of our potential product candidates that receive regulatory approval will face significant competition from approved drugs, drugs currently under development, and any other drugs that may subsequently be approved. XTANDI and any of our potential product candidates would have to compete successfully based on efficacy, safety, convenience, price, cost-effectiveness and other relevant factors. In addition, XTANDI and any of our potential product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. We cannot guarantee that we, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently develop internally or acquire will face similar competitive pressures. If we or our current or potential future partners cannot compete successfully on any of the bases described above, our business will not succeed.

Specific competitive considerations that we believe apply to our business include the following factors:

Competition in Post-chemotherapy mCRPC. Since 2010, a second-line chemotherapy drug, Jevtana (cabazitaxel), a prostate cancer vaccine, Provenge (sipuleucel-T), and an oral hormonal drug, Zytiga (abiraterone acetate) plus prednisone, have received U.S. marketing approval in post-chemotherapy mCRPC, the indication for which XTANDI is approved in the U.S. XTANDI is thus fourth-to-market in the U.S. in this patient population. In addition, Alpharadin (radium-223), a novel radiopharmaceutical, has also reported positive overall survival data in post-chemotherapy mCRPC patients, and a U.S. marketing application seeking approval in that patient population is currently under priority review by the FDA. Competitive drugs already have acquired substantial shares in the market for treatment of post-chemotherapy mCRPC patients, which may make it more difficult for us to compete successfully in this market, notwithstanding the positive results from our AFFIRM trial. The potential approval of Alpharadin could further negatively impact our ability to compete successfully in this market. Finally, economic aspects of the insurance and reimbursement systems in the U.S. may also put XTANDI at a competitive disadvantage relative to other products in post-chemotherapy mCRPC.

Competition in Pre-chemotherapy mCRPC. Provenge and Zytiga plus prednisone also have received U.S. marketing approval to treat pre-chemotherapy mCRPC, the patient population we are studying in our Phase 3 PREVAIL trial. These competitive drugs have acquired a substantial share in the market for treatment of pre-chemotherapy mCRPC patients. In addition, bicalutamide is the current standard of care treatment for pre-chemotherapy mCRPC in the U.S., and is widely available in generic form. Bicalutamide’s generic pricing constitutes a competitive advantage relative to any branded drugs that are, or may later be, approved to treat pre-chemotherapy mCRPC. Should our ongoing PREVAIL trial be positive and should we receive marketing approval in pre-chemotherapy mCRPC, XTANDI would thus be fourth-to-market in the U.S. in this patient population. We believe that the pre-chemotherapy mCRPC market is substantially larger than the post-chemotherapy mCRPC market because the former group consists of more patients, and because those patients are generally healthier than post-chemotherapy mCRPC patients and thus would be expected to remain on treatment for a longer period of time than post-chemotherapy mCRPC patients. Thus, our ability to gain approval for XTANDI to treat pre-chemotherapy mCRPC patients is an important factor for the success of our business, and our failure to do would harm our business substantially.

Competition in Earlier Prostate Cancer Disease States. There are two large populations of prostate cancer patients in which we and our collaboration partner Astellas have not initiated Phase 3 clinical trials. These populations are non-metastatic CRPC patients and patients with hormone-naïve prostate cancer (i.e., those who have not yet been treated with an LHRH analog drug or any other hormonal drug for their prostate cancer). We believe that both of these earlier stage populations constitute substantial market opportunities that will be attractive to many pharmaceutical companies. According to publicly available records, a Phase 3 clinical trial of

Zytiga plus prednisone was initiated in December 2012 in patients with hormone-naïve prostate cancer. We also expect Phase 3 clinical trials of one or more other competitive drugs to be initiated in non-metastatic CRPC patients. If any competitive drug generates positive Phase 3 clinical trial data and gains approval in either of these earlier patient populations, we and our collaboration partner Astellas will not be able to compete for patients in those populations unless we also generate positive Phase 3 clinical trial data and gain approval in those populations. Should we fail to do so, we would be unable to expand use of XTANDI into these earlier populations, which would have a substantial negative impact on our business.

Competition from Drugs that Operate Similarly to XTANDI. XTANDI operates by interfering with the testosterone signaling pathway, the primary pathway that drives growth of prostate cancer cells. Several of XTANDI’s current and potential future competitors also operate by interfering with the testosterone signaling pathway. If XTANDI is used following treatment with one or more of these agents, it may be ineffective, or less effective than if used before such competitive treatments, because patients may already have become wholly or partially resistant to drugs which operate in this manner. Thus, if we and our collaboration partner Astellas are unable to generate sufficient data and marketing approvals to support use of XTANDI ahead of these other agents, our business would suffer considerably. In particular, if any such drug were approved in an upstream patient population for which XTANDI is not approved, the negative impact to our business could include both loss of the applicable upstream population(s) and also a substantial reduction in business in all downstream populations for which XTANDI is or hereafter may be approved, due to potential reduced efficacy of XTANDI in those populations. One such drug that operates by interfering with the testosterone signaling pathway is Zytiga plus prednisone, which we believe is currently our most direct initial competitor in the post-chemotherapy mCRPC indication for which XTANDI currently is approved in the U.S., and will also be our most direct initial competitor in the pre-chemotherapy mCRPC indication should our ongoing Phase 3 PREVAIL trial be positive and should we receive marketing approval for XTANDI in that indication. Another such drug that operates by interfering with the testosterone signaling pathway is an investigational drug known as ARN-509. ARN-509 is a close structural analog of XTANDI, was developed in the same academic laboratory in which XTANDI was developed and was purportedly licensed by UCLA to Aragon Pharmaceuticals, or Aragon. We have initiated litigation against UCLA, one of its professors and Aragon seeking, among other relief, a declaration that we, and not Aragon, are the proper licensee of ARN-509. In December 2012, the court granted a summary judgment motion filed by defendants UCLA and Aragon ruling that Aragon is the lawful licensee of ARN-509. We intend to appeal this ruling. Regardless of the outcome of this litigation, including any appeals and post-appeal proceedings, this litigation could be costly and may divert our technical and management personnel from other important activities.

RESEARCH AND DEVELOPMENT EXPENSE

A significant portion of our operating expense is related to research and development, and we intend to maintain our strong commitment to research and development. For the years ended December 31, 2012, 2011 and 2010, we recorded $95.6 million, $73.4 million and $72.2 million, respectively, of research and development expenses. Research and development expenses represented 46%, 71% and 76% of total operating expenses in the years ended December 31, 2012, 2011 and 2010, respectively. More information regarding our research and development activities can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of Part II below.

MANUFACTURING

We have no internal manufacturing facilities. Our business strategy is to use current GMP compliant contract manufacturers for all of our manufacturing needs. Pursuant to the Astellas Collaboration Agreement, Astellas has assumed global manufacturing responsibility for XTANDI as currently formulated. Astellas intends to fulfill these obligations largely through third-party contract manufacturers.

EMPLOYEES

As of December 31, 2012, we had 257 full-time employees, none of which are represented by labor unions or covered by collective bargaining agreements. We consider our relationships with our employees to be good.

AVAILABLE INFORMATION

Our website address is www.medivation.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report. We file or furnish electronically with the SEC our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Annual Report. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results, cash flows and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock and our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

Risks Related to XTANDI ® (enzalutamide) capsules

XTANDI ® (enzalutamide) capsules, our only approved product, has not been approved for sale anywhere outside the United States, and has been approved in the United States to treat patients with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel-based chemotherapy, which we refer to as “post-chemotherapy mCRPC patients.” Our prospects are largely dependent on (a) successful commercialization of XTANDI in the United States to treat post-chemotherapy mCRPC patients, (b) obtaining regulatory approval of, and successfully commercializing, XTANDI outside the United States to treat post-chemotherapy mCRPC patients, and (c) obtaining regulatory approval of, and successfully commercializing, XTANDI both in and outside the United States to treat patients in other indications, such as in patients with mCRPC who have not yet received docetaxel, which we refer to as “pre-chemotherapy mCRPC patients.” If we are unsuccessful in achieving any one or more of these critical business objectives, our ability to generate significant revenue or achieve profitability would be adversely affected and our business may be harmed or fail.

XTANDI is our only approved product. On August 31, 2012, we obtained approval from the United States Food and Drug Administration, or FDA, to market XTANDI to treat post-chemotherapy mCRPC patients. This is the only regulatory approval for XTANDI we have received anywhere in the world. Unless we and our collaboration partner, Astellas Pharma, Inc., or Astellas, can obtain regulatory approval of, and successfully commercialize, XTANDI to treat other patient populations within the United States, or any patient populations outside the United States, we would be solely dependent on U.S. sales of XTANDI to treat post-chemotherapy mCRPC patients to generate revenue and fund our operations.

In July 2012, the Marketing Authorisation Application, or MAA, for XTANDI submitted by Astellas to treat post-chemotherapy mCRPC patients was accepted for review by the European Medicines Agency, or EMA. We do not yet know when or if that MAA will be approved, or whether any approval would be subject to conditions that could negatively impact or effectively prevent successful commercialization of XTANDI in Europe to treat post-chemotherapy mCRPC patients.

Our ongoing Phase 3 PREVAIL trial is designed to generate data supporting global regulatory applications for XTANDI to treat pre-chemotherapy mCRPC patients. We do not yet know whether the results of the PREVAIL trial will be positive or whether those results, even if positive, will be sufficiently robust to obtain regulatory approvals for XTANDI in any other indication in the United States or anywhere else in the world. We believe that the commercial opportunity represented by pre-chemotherapy mCRPC patients is substantially larger than that represented by post-chemotherapy mCRPC patients, and thus that any failure to successfully obtain approval and commercialize XTANDI for the treatment of pre-chemotherapy mCRPC patients would have a particularly negative impact on our business and future prospects.

The commercialization of XTANDI for the treatment of post-chemotherapy mCRPC patients, pre-chemotherapy mCRPC patients (should it be approved for that population), or any other patient populations for which XTANDI may subsequently be approved may not be successful for a number of reasons, including:

•

we and our collaboration partner, Astellas, may not be able to establish or demonstrate in the medical community the safety and efficacy of XTANDI and its potential advantages over and side effects compared to competing therapeutics and products currently in clinical development for each applicable patient population;

•	our limited experience in marketing XTANDI for any patient population;

•	reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of XTANDI as compared to alternative treatment options;

•	changes or increases in regulatory restrictions;

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

If the commercialization of XTANDI is unsuccessful, our ability to generate revenue from product sales and achieve profitability would be adversely affected and our business could fail.

XTANDI may not gain market acceptance and may fail to generate significant revenue. The commercial success of XTANDI will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. The degree of market acceptance of any drug depends on a number of factors, such as:

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

Failure to attain market acceptance among the medical community and third-party payors may have adverse impact on our operations and profitability. Although certain of our employees have commercialization experience, as a company we currently have only limited commercial capabilities. We may not be able to attract and retain qualified personnel to serve in our sales and marketing organization to effectively support our commercialization activities. If we are not successful in commercializing XTANDI, our future product revenue will suffer and we may incur significant losses.

XTANDI will face significant competition from other approved products and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. Companies are currently marketing, or expected to be marketing in the near future, products that compete directly with XTANDI, including some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson and sanofi. There are also multiple additional small molecule and recombinant protein candidates in development targeting CRPC, including compounds already in Phase 3 clinical trails. Products and compounds are also being developed to compete with XTANDI in upstream populations for which we, and our partner Astellas, are or are considering developing XTANDI. We expect to compete against multiple drugs that currently exist, as well as additional drugs currently in development, to treat post-chemotherapy mCRPC and pre-chemotherapy mCRPC. Competitive drugs already have acquired substantial shares in these markets, which may make it more difficult for us to compete successfully in these markets notwithstanding positive results from our clinical trials. In addition, we expect to compete against multiple drugs currently being developed to treat pre-chemotherapy mCRPC and earlier prostate cancer disease states, as well as drugs that operate similarly to XTANDI. Bases upon which XTANDI would have to compete successfully include efficacy, safety, price and cost-effectiveness. We cannot guarantee that we, Astellas or any of our potential future partners will be able to compete successfully in the context of any of these factors. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

XTANDI may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors, and we are dependent upon Astellas for the execution of third-party payor access and reimbursement strategies for XTANDI. Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the United States. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services and many of those countries have nationalized health care systems in which the government pays for all such products and services and must approve product pricing. Our ability to successfully commercialize XTANDI for its approved indication will depend, in part, on the extent to which coverage and reimbursement for XTANDI is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors. Significant uncertainty exists as to the coverage and reimbursement of newly approved prescription drug products.

In addition, even if third-party payors ultimately elect to cover and reimburse for XTANDI, most payors will not reimburse 100% of the cost, but rather require patients to pay a portion of the cost through a co-payment. Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of XTANDI financially difficult or impossible for certain patients, which would have a negative impact on sales of XTANDI. For example, in the United States there exists a coverage gap or “donut hole” in the Medicare Part D coverage or prescription medications for participants, which renews annually each January 1st. While in the donut hole Medicare Part D participants, which includes many patients in XTANDI’s approved indication, may have to pay out of pocket a substantial portion of their prescription drug costs, which may discourage physicians from prescribing or patients for accessing XTANDI. It is increasingly difficult to obtain coverage and adequate reimbursement levels from third-party payors, and we may be unable to achieve these objectives.

Moreover, our commercial prospects would be further weakened if payors approved coverage for XTANDI only as second- or later-line treatments, or if they placed XTANDI in tiers requiring unacceptably high patient co-payments. Since launch, several third-party payors have approved coverage for XTANDI only after patient treatment on Zytiga plus prednisone. Failure to overturn these coverage decisions or stop additional such coverage decisions could materially harm our or our partner’s ability to successfully market XTANDI. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process. We are dependent upon Astellas for the achievement of such coverage and acceptable reimbursement, and negotiation with individual payors.

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

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any payment or “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning on August 1, 2013, annual reporting beginning on March 31, 2014, and publication by CMS on a searchable website beginning September 30, 2014;

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

Moreover, on August 2, 2011, the Budget Control Act of 2011 created, among other things, the Joint Select Committee on Deficit Reduction, to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, beginning on March 1, in 2013. Further, President Obama’s proposed budget for 2013 and certain proposed legislation would require drug manufacturers to pay to the Medicare program new rebates for certain outpatient drugs covered under Medicare Part D. These proposals would allow the Medicare program to benefit from the same, relatively higher, rebates that Medicaid receives for brand name and generic drugs provided to beneficiaries who receive the low-income subsidies under the Medicare Part D program and “dual eligible” beneficiaries (i.e., those who are eligible for both the Medicare and Medicaid programs.

We expect that there will continue to be a number of federal and state proposals to implement spending reductions in government healthcare programs, e.g., Medicare or government controls over drug product pricing. We are currently unable to predict what additional legislation or regulations, if any, relating to the pharmaceutical industry or third-party payor coverage and reimbursement may be enacted in the future, or what effect PPACA or any such additional legislation or regulation will or would have on our business. However, spending reductions in government healthcare programs or additional government controls over drug product pricing would likely negatively impact our business. In addition, we would face competition in such negotiations from other approved drugs against which we compete, which may include other approved drugs marketed by Astellas, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage with respect to the individual payors than we may have.

We are dependent on Astellas and its contract manufacturers to manufacture clinical and commercial requirements of XTANDI, and we are dependent on Astellas and a limited number of specialty pharmaceutical wholesalers and distributors in Astellas’ network to commercialize and distribute XTANDI, which could impact the sales of XTANDI. Under our collaboration agreement with Astellas, Astellas has the primary right and responsibility to manufacture and/or manage the supply of XTANDI for clinical trials and all commercial requirements. Astellas intends to fulfill these obligations largely through third-party contract manufacturers. Consequently, we are, and expect to remain, dependent on Astellas and its contract manufacturers to supply XTANDI. Astellas and its contract manufacturers may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance, and shortage of qualified personnel. Astellas and its contract manufacturers may not perform as agreed or may default in their obligations to supply clinical trial supplies and/or commercial product. Astellas and its contract manufacturers may fail to deliver the required quantities of XTANDI on a timely basis. Any such failure by Astellas or its contract manufacturers could delay our future clinical trials or could impair our ability to meet the market demand for XTANDI and therefore result in decreased sales. If Astellas or its contract manufacturers do not adequately perform, we may be forced to incur additional expenses, delays, or both, to arrange or take responsibility for contract manufacturers to manufacture XTANDI on our behalf, as we do not have any internal manufacturing capabilities.

Under our collaboration agreement with Astellas, we and Astellas have the right to jointly promote XTANDI to customers in the United States. However, Astellas has the sole right to distribute and sell XTANDI to customers in the United States and the sole right to promote, distribute and sell XTANDI to customers outside the United States. We are thus partially dependent on Astellas to successfully promote XTANDI in the United States, and solely dependent on Astellas to successfully distribute and sell XTANDI in the United States and to promote, distribute and sell XTANDI outside of the United States. Although certain of our employees have commercialization experience, as a company, we currently have only limited commercial capabilities. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect sales of XTANDI. We currently depend on customer support from specialty pharmaceutical distributors and wholesalers in Astellas’ network. Astellas has contracted with a limited number of specialty pharmaceutical distributors and wholesalers to deliver XTANDI to end users. The use of specialty pharmacies and wholesalers requires significant coordination with Astellas’ sales and marketing, medical affairs, regulatory affairs, legal and financial organizations and involves risks, including but not limited to risks that these specialty pharmacies and wholesalers will:

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

As a post-marketing commitment, we and Astellas are required to complete an open-label safety study of XTANDI in patients at high risk for seizure, and to report the results of that study to the FDA in 2019. If the results of this study reveal unacceptable safety risks, this could result in decreased commercial utilization of XTANDI for post-chemotherapy mCRPC, failure to obtain approval in other indications (including pre-chemotherapy mCRPC and breast cancer), and modifications to the existing label for post-chemotherapy mCRPC, including potentially a boxed warning. As part of the approval for XTANDI for the treatment of post-chemotherapy mCRPC patients, the FDA required us and Astellas to perform a post-marketing open-label, safety study of XTANDI (160mg/day) in patients who are at high risk for seizure. We and Astellas have agreed to provide the data from this study in 2019 and submit periodic status reports to the FDA. Failure to conduct the post-approval study in a timely manner may result in substantial civil or criminal penalties. If the results of the post-approval study reveal unacceptable safety risks, we could be required by the FDA to perform additional tests or to modify the labeled indication for which XTANDI has already been approved to include additional restrictions, and /or to include a boxed warning, any one or more of which would seriously harm our business.

Because our ongoing Phase 3 PREVAIL trial of XTANDI in pre-chemotherapy mCRPC patients has overall survival as a primary endpoint, the availability of approved and/or experimental agents that prolong survival, including the approved hormonal agent Zytiga (abiraterone acetate), the approved chemotherapy agents docetaxel and Jevtana (cabazitaxel), and the approved prostate cancer vaccine Provenge (sipuleucel-T), as well as the commercial availability of XTANDI, may make it more difficult for our PREVAIL trial to succeed or may prevent it from succeeding, and could reduce the magnitude of any potential survival benefit that enzalutamide may demonstrate in PREVAIL even if that trial does succeed. Our ongoing Phase 3 PREVAIL trial in pre-chemotherapy mCRPC is attempting to demonstrate a statistically significant difference in survival between drug-treated and placebo-treated patients. Overall survival and progression-free survival are the co-primary endpoints in our ongoing PREVAIL trial. Patients participating in our PREVAIL trial may elect to leave the trial and switch to alternative treatments that are, or may in the future become, available to them commercially, such as Zytiga (abiraterone acetate), docetaxel, Jevtana (cabazitaxel), or Provenge (sipuleucel-T). Each of these alternative treatments has demonstrated statistically significant survival benefits of between two and one-half and five months in mCRPC patients and is commercially available. The survival of any patients who leave our PREVAIL trial to take an alternative treatment will continue to be included in the analysis of the trial. Any survival benefit conferred by these alternative treatments on the one-half of all patients in our PREVAIL trial who were randomized to placebo may have a negative impact on the results of our PREVAIL trial. Patients in our PREVAIL trial are free to leave the trial at any time, and are free to take any alternative treatment once they have left the trial. We have no ability to control or influence either of these decisions. Use of life-prolonging treatments by patients leaving our PREVAIL trial could make it more difficult for the trial to succeed, could prevent it from succeeding, and could reduce any potential survival benefit that may be demonstrated even if it does succeed. Failure of our PREVAIL trial could have significant negative effects on us, including preventing us from obtaining marketing approval in pre-chemotherapy mCRPC, which is a far larger commercial opportunity than post-chemotherapy mCRPC, being required to conduct additional trials, or causing our partner Astellas to elect to terminate our collaboration agreement. Even if our PREVAIL trial succeeds, any negative impact on the survival benefit shown in that trial could reduce or eliminate XTANDI’s ability to compete effectively with other treatments that have shown longer survival benefits.

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

We are dependent upon our collaborative relationship with Astellas to further develop, manufacture and commercialize XTANDI. There may be circumstances that delay or prevent Astellas’ ability to further develop, manufacture and commercialize XTANDI or that result in Astellas terminating our agreement with them. Under our collaboration agreement with Astellas, Astellas is responsible for developing, seeking regulatory approval for, and commercializing XTANDI outside the United States and is responsible globally for all manufacture of product for both clinical and commercial purposes. We and Astellas are jointly responsible for commercializing XTANDI in the United States. We and Astellas share equally the costs (subject to certain exceptions), profits and losses arising from development and commercialization of XTANDI in the United States. For clinical trials useful both in the United States and in Europe or Japan, we are responsible for one-third of the total costs and Astellas is responsible for the remaining two-thirds. We are subject to a number of risks associated with our dependence on our collaborative relationship with Astellas, including:

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

We are dependent on the efforts of, and funding by, Astellas for the further development of XTANDI. Under the terms of our collaboration agreement with Astellas, we and Astellas must agree on any changes to the development plan for XTANDI that is set forth in the agreement. If we and Astellas cannot agree on any such changes, clinical trial progress could be significantly delayed or halted. Subject to certain limitations set forth in our collaboration agreement with Astellas, Astellas is generally free to terminate the agreement at its discretion on limited notice to us. Similarly, in the event of an uncured material breach of the agreement by us, Astellas may elect to terminate the agreement, in which case all rights to develop and commercialize XTANDI will revert to us. If Astellas terminates its co-funding of our XTANDI program, we may be unable to fund the development and commercialization costs on our own and may be unable to find another partner, which could force us to raise additional capital or could cause our XTANDI program to fail. In addition, Astellas is solely responsible for the development and regulatory approval of XTANDI outside the United States, so we are entirely dependent on Astellas for the successful completion of those activities.

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

Risks Related to Our Future Product Development Candidates

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

Because we depend on our management to oversee the execution of commercialization plans for XTANDI and continued development activities for enzalutamide, and to identify and acquire promising new product candidates, the loss of any of our executive officers would harm our business. Our future success depends upon the continued services of our executive officers. We are particularly dependent on the continued services of David Hung, M.D., our president and chief executive officer and a member of our board of directors. Dr. Hung identified enzalutamide for acquisition and has primary responsibility for identifying and evaluating other potential product candidates. We believe that Dr. Hung’s services in this capacity would be difficult to replace. None of our executive officers is bound by an employment agreement for any specific term, and they may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our executive officers. The loss of the services of any of our executive officers could delay the commercialization of XTANDI and continued development activities for enzalutamide and delay or preclude the identification and acquisition of new product candidates, either of which events could harm our business.

Pharmaceutical product candidates require extensive, time-consuming and expensive preclinical and clinical testing to establish safety and efficacy. We may never attract additional partners for our technologies or receive marketing approval in any jurisdiction. The research and development of pharmaceuticals is an extremely risky industry. Only a small percentage of product candidates that enter the development process ever receive marketing approval. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain marketing approval is expensive and uncertain and takes many years. If we are unable to complete preclinical or clinical trials of current or future product candidates, or if the results of these trials are not satisfactory to convince regulatory authorities or partners of their safety or efficacy, we will not be able to obtain marketing approval or attract additional partners for those product candidates. Furthermore, even if we or our partners are able to obtain marketing approvals for any of our product candidates, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. If this occurs, our business would be materially harmed and our ability to generate revenue would be severely impaired.

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

Risks Related to the Pharmaceutical Industry, Including the Activities of Medivation, Inc.

Our industry is highly regulated by the FDA and comparable foreign regulatory agencies. We must comply with extensive, strictly enforced regulatory requirements to develop and obtain marketing approval for any of our product candidates. Before we, Astellas or any potential future partners can obtain regulatory approval for the sale of our product candidates, our product candidates must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans.

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

If XTANDI or any potential future product candidates cannot be manufactured in a cost-effective manner and in compliance with current good manufacturing practices, or cGMP, and other applicable regulatory standards, they will not be commercially successful. All pharmaceutical and medical device products in the United States, Europe and other countries must be manufactured in strict compliance with cGMP and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical products involves significant time, cost and uncertainty. Furthermore, to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We face the risk that our contract manufacturers may have interruptions in raw material supplies, be unable to comply with strictly enforced regulatory requirements, or, for other reasons beyond their or our control, be unable to complete their manufacturing responsibilities on time, on budget, or at all. Under our Collaboration Agreement with Astellas, Astellas is responsible for all manufacture of XTANDI for commercial purposes, but we cannot guarantee that Astellas will be able to supply XTANDI in a timely manner or at all, or that continued commercial-scale cGMP manufacture of XTANDI using a validated manufacturing process will be possible on a cost-effective basis, which would materially and adversely affect the value of our XTANDI program.

We are subject to certain healthcare laws, regulation and enforcement that may impact the commercialization of XTANDI and our product candidates. Failure to comply with such laws, regulations and enforcement could subject us to significant fines and penalties and result in a material adverse effect on our results of operations and financial conditions. We are subject to several healthcare regulations and enforcement by the federal government and the states in which we conduct our business. These laws may impact, among other things, the sales, marketing and education programs for XTANDI or any of our potential future product candidates that may be approved for commercial sale:

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, District of Columbia, and Minnesota limiting the provision of and/or requiring reporting to state governments of gifts, compensation, and other remuneration to healthcare professionals. Moreover, Section 6002 of PPACA includes new requirements for pharmaceuticals manufacturers, among others, to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA, including reporting any payment or “transfer of value” made or distributed to teaching hospitals, prescribers, and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year. Section 6002 of PPACA includes in its reporting requirements a broad range of transfers of value (such as, for example, consulting fees, charitable contributions, payments for research, and grants) and excludes a transfer of anything the value of which is less than $10, unless the aggregate amount of such transfers of value to a recipient exceeds $100 annually. The Centers for Medicare and Medicaid Services, or CMS, issued its final rule implementing Section 6002 of PPACA in February 2013, stating that data collection would be required as of August 1, 2013, and manufacturers must report the data for August through December of 2013 to CMS by March 31, 2014. CMS will release the data on a public website by September 30, 2014. Failure to so report could subject companies to significant financial penalties. Several states currently have similar laws and more states may enact similar legislation. Reporting and potential public disclosure of these expenses may make it more difficult to recruit physicians for assistance with activities that would be helpful to our business. Tracking and reporting the required expenses may result in considerable expense and additional resources.

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

Even though we have obtained approval to market XTANDI in the United States, we are subject to ongoing regulatory obligations and review, including post-approval requirements that could result in the withdrawal of XTANDI from the market. XTANDI was approved for the treatment of post-chemotherapy mCRPC patients under the FDA’s priority review program, which provides for an expedited review for drugs that may offer significant improvement in treatment or provide treatment where no satisfactory alternative therapy exists. Even though we have obtained approval to market XTANDI in the United States, we are subject to extensive ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements. There may also be additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize XTANDI in the United States or potentially other jurisdictions.

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

If any promotional activities that we undertake fail to comply with the regulations and guidelines of the FDA and applicable foreign regulatory agencies, we may be subject to warnings or enforcement actions that could harm our business. Physicians may prescribe drugs for uses that are not described in the drug’s labeling or for uses that differ from those tested in clinical studies and approved by the FDA or foreign regulatory authorities. Regulatory authorities generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications on the subject of off-label use. Companies cannot actively promote approved drugs for off-label uses but may in some jurisdictions and under specified conditions disseminate articles published in peer-reviewed journals that discuss off-label uses of approved products to physicians. To the extent allowed, we may in the future disseminate peer-reviewed articles on our products to physicians. If our promotional activities for XTANDI and any other potential future product candidate for which we may receive regulatory approval fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement by, these authorities.

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

Risks Related the Operation of our Business

We have a history of net losses and we may incur substantial losses in the foreseeable future as we continue our development and commercialization activities and may never achieve or maintain profitability. We have incurred cumulative net losses of $291.5 million since inception through December 31, 2012 and expect to incur substantial additional losses in the foreseeable future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of XTANDI and our early-stage technologies, and our corporate overhead costs. Our operating losses have had and will continue to have an adverse impact on our working capital, total assets and stockholders’ equity. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the U.S. for the treatment of post-chemotherapy mCRPC patients on September 13, 2012. Sales and profit potential is unproven. We did not generate any collaboration revenue attributable to U.S. XTANDI sales until the third quarter of 2012. We do not know when, or if, XTANDI will begin to generate profits in the U.S. market, will be approved for sale in the U.S. market for any indication other than treatment of post-chemotherapy mCRPC patients, or will be approved for sale in any other market for any indication. We may never achieve profitability and even if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis. We have funded our operations primarily through public offerings of our common stock, the issuance of the Convertible Notes, and from the up-front, development milestone and cost-sharing payments under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer.

Our significant level of indebtedness and operating lease obligations could adversely affect our financial condition. In addition, we may not have sufficient funds to service our indebtedness and lease obligations when payments are due. At December 31, 2012, we had outstanding $258.8 million of the Convertible Notes, and $39.4 million of minimum lease commitments under operating leases. We may also incur additional indebtedness to meet future financing needs. Our substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

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

Historically, we have financed our operations primarily through public offerings of our common stock, proceeds from the issuance of the Convertible Notes and from up-front, development milestone and cost-sharing payments received pursuant to our collaboration agreement with Astellas that we entered into in October 2009, or the Astellas Collaboration Agreement, and our former collaboration agreement with Pfizer. We did not generate any revenue attributable to XTANDI U.S. sales until the third quarter of 2012. The sales and profit potential of XTANDI is unproven. At December 31, 2012, we had cash, cash equivalents and short-term investments totaling $296.2 million available to fund our operations. Until we can generate a sufficient amount of profit and positive cash flows from sales of XTANDI, which we may never do, our ability to make payments on the Convertible Notes and our operating leases when they become due and to satisfy our other cash requirements will depend on our existing cash resources and future financing activity, if any.

We may need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, scale back or eliminate some or all of our development programs and other operations, restructure or refinance our indebtedness, or any combination of the foregoing. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates and technologies. We have a history of net losses and we expect to incur substantial additional losses in the foreseeable future. Our future capital requirements will depend on many factors, including without limitation:

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

•	interest payments and potential cash settlement of the Convertible Notes and operating lease payments.

Based on our current expectations, we believe our capital resources at December 31, 2012, combined with our anticipated future cash flows, will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of XTANDI in the U.S. market, potential XTANDI approvals in other markets and for other indications, and potential receipt of profit sharing, royalty, and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash, cash equivalents and short-term investments earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the United States., to expand our preclinical and clinical development activities for XTANDI and other existing or potential future product candidates, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash.

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

The proposed changes to financial accounting standards, if adopted, could require our operating leases to be recognized on our consolidated balance sheet. In addition to our significant level of indebtedness, we have significant obligations relating to our current operating leases. At December 31, 2012, we had minimum lease payments of $39.4 million relating to operating leases. These leases are classified as operating leases and disclosed in footnotes to our consolidated financial statements, but are not reflected as liabilities on our consolidated balance sheets.

In August 2010, the FASB, and the International Accounting Standards Board, or IASB, issued a joint discussion paper highlighting proposed changes to financial accounting standards for leases. Currently, Accounting Standards Codification 840, or ASC 840, “Leases,” requires that operating leases are classified as off-balance sheet transactions and only operating lease expense for the current year is included in the consolidated statements of operations. The proposed changes to ASC 840 could potentially require recognition of our operating leases as assets and liabilities on our consolidated balance sheets. The right to use the leased property would be capitalized as an asset and the present value of future lease payments would be accounted for as a liability. The proposed changes are under the review of FASB, IASB and other accounting authorities, and are expected to be finalized in 2013. A retroactive adoption may be required when the changes become effective. We have not quantified the impact of this proposed standard on our consolidated financial statements. If our current operating leases are recognized on our consolidated financial statements, it could likely result in a significant increase in the liabilities reflected on our consolidated balance sheets and an increase in the interest expense and depreciation and amortization expense reflected in our consolidated statements of operations.

Changes in our effective income tax rate could negatively impact our earnings. We are subject to income taxes in various jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: interpretations of existing tax laws, changes in tax laws and rates, future levels of research and development expenditures, changes in the mix of earnings in countries with differing statutory tax rates in which we may conduct business, changes in the valuation of deferred tax assets and liabilities, changes in accounting standards and other items. The impact of our income tax provision resulting from these items may be significant and could have a negative impact on our earnings.

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

Intellectual property protection for our product candidates is crucial to our business, and is subject to a significant degree of legal risk, particularly in the life sciences industry. The success of our business will depend in part on our ability to obtain and maintain intellectual property protection, primarily patent protection, covering XTANDI and any potential future product candidates, as well as successfully defending these patents against third-party challenges. We and our collaborators will only be able to protect XTANDI and our potential future product candidates from unauthorized commercialization by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us or our potential future collaborators to gain or keep our competitive advantage.

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

We could become subject to litigation or other challenges regarding intellectual property rights, which could divert management attention, cause us to incur significant costs, prevent us from selling or using the challenged technology and/or subject us to competition by lower priced generic products. In recent years, there has been significant litigation in the United States and elsewhere involving pharmaceutical patents and other intellectual property rights. In particular, generic pharmaceutical manufacturers have been very aggressive in challenging the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. We are facing patent oppositions in Europe and Australia, and we may face similar challenges to our existing or future patents covering XTANDI or any potential future product candidates. If a generic pharmaceutical company or other third party were able to successfully invalidate any of our present or future patents, XTANDI and any potential future product candidates that may ultimately receive marketing approval could face additional competition from lower priced generic products that would result in significant price and revenue erosion and have a significantly negative impact on the commercial viability of the affected product candidate(s).

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

In addition, our patents and patent applications, or those of our licensors, could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings, inter partes review, post grant review, derivation proceedings and pre-grant submissions. Any such challenge, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our patents and patent applications subject to the challenge. Any such challenges, regardless of their success, would likely be time-consuming and expensive to defend and resolve and would divert our management’s time and attention.

We may in the future initiate claims or litigation against third parties for infringement to protect our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel and we may not prevail in making these claims.

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

We may become involved in disputes with Astellas or any potential future collaborators over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant impact on our business. Inventions discovered under research, material transfer or other such collaboration agreements, including the Astellas Collaboration Agreement, may become jointly owned by us and the other party to such agreements in some cases and the exclusive property of either party in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and scientific advisors generally have contractual rights to publish our data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.

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

Significant disruptions of information technology systems or breaches of data security could adversely affect our business. Our business is increasingly dependent on critical, complex and interdependent information technology systems to support business processes as well as internal and external communications. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and computer viruses which may result in the impairment of production and key business processes. In addition, our systems are potentially vulnerable to data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information of our employees, clinical trial patients, customers, and others. Such disruptions and breaches of security could have a material adverse effect on the operating results and financial condition of our business.

Risks Related to Ownership of Our Common Stock and Convertible Notes

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the market value of our common stock and the trading price of the Convertible Notes could decline. Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the approval by the FDA of XTANDI for the treatment of post-chemotherapy mCRPC patients and the dearth of historical sales data, XTANDI sales will be difficult to predict from period to period. As a result, you should not rely on XTANDI sales results in any period as being indicative of future performance and sales of XTANDI may be below the expectation of securities analysts or investors in the future. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

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

For these and other reasons, it is difficult for us to accurately forecast future profits or losses. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors. Various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the expectations of securities analysts or investors, the market value of our common stock and the trading price of the Convertible Notes could decline, perhaps substantially.

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

Our stock price has been and may continue to be volatile, and our stockholders’ investment in our stock could decline in value. The market prices for our securities and those of other life sciences companies have been highly volatile and often unrelated or disproportionate to the operating performance of those companies, and may continue to be highly volatile in the future. There has been particular volatility in the market prices of securities of life sciences companies because of problems or successes in a given market segment or because investor interest has shifted to other segments. These broad market and industry factors may cause the market price of our common stock to decline, regardless of our operating performance. We have no control over this volatility and can only focus our efforts on our own operations, and even these may be affected due to the state of the capital markets.

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

•	the announcement by our competitors of results from clinical trials of their products or product candidates;

•	selling by existing stockholders and short-sellers;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaboration with Astellas or any future collaborations;

•	publicity regarding us, our product candidates or those of our competitors, including research reports published by securities analysts;

•	regulatory developments in the United States and foreign countries;

•	litigation, including the purported securities class action lawsuits pending against us and certain of our officers;

•	hedging or arbitrage trading activity involving our common stock, including in connection with arbitrage strategies employed or that may be employed by investors in the Convertible Notes;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

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

A decrease in the market price of our common stock would also likely adversely impact the trading price of the Convertible Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading prices of the notes. This may result in greater volatility in the trading price of the Convertible Notes than would be expected for non-convertible debt securities.

We rely on Astellas to timely deliver important financial information relating to net sales of XTANDI. In the event that this information is inaccurate, incomplete, or not timely, we will not be able to meet our financial reporting obligations as required by the SEC. Under the Astellas Collaboration Agreement, Astellas has exclusive control over the flow of information relating to net sales of XTANDI that we are dependent upon to meet our SEC reporting obligations. Astellas is required under the Astellas Collaboration Agreement to provide us with timely and accurate financial data related to net sales of XTANDI so that we may meet our reporting requirements under federal securities laws. In the event that Astellas fails to provide us with timely and accurate information, we may incur significant liability with respect to federal securities laws, our disclosure controls and procedures under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, may be inadequate, and we may be required to restate our financial statements, any of which could adversely affect the market price of our common stock and Convertible Notes and subject us to securities litigation.

Failure to maintain effective internal control over financial reporting in accordance with Sarbanes-Oxley could have a material adverse effect on our stock price and the trading price of the Convertible Notes. Section 404 of Sarbanes-Oxley and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting at the end of the fiscal year. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective control over financial reporting in accordance with Sarbanes-Oxley and the related rules and regulations of the SEC. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price and the trading price of our outstanding Convertible Notes.

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

We may issue additional shares of our common stock or instruments convertible into shares of our common stock, including additional shares associated with the potential conversion of the Convertible Notes, which could cause our stock price to fall and cause dilution to existing stockholders. We may from time to time issue additional shares of common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. In addition, we may elect to satisfy all or a portion of our conversion obligations under the Convertible Notes with shares of our common stock. The issuance of additional shares of our common stock, including upon conversion of some or all of the Convertible Notes, would dilute the ownership interests of existing holders of our common stock. Dilution will be greater if the conversion rate of the Convertible Notes is adjusted upon the occurrence of certain events specified in the indenture to the Convertible Notes.

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

Provisions in the indenture for the Convertible Notes may deter or prevent a business combination. Under the terms of the indenture governing the Convertible Notes, the occurrence of a fundamental change would require us to repurchase all or a portion of the Convertible Notes in cash, or, in some circumstances, increase the conversion rate applicable to the Convertible Notes. In addition, the indenture for the Convertible Notes prohibits us from engaging in certain mergers or business combination transactions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

Any adverse rating of the Convertible Notes may negatively affect the price of our common stock. We do not intend to seek a rating on the Convertible Notes. However, if a rating service were to rate the Convertible Notes and if such rating service were to assign the Convertible Notes a rating lower than the rating expected by investors or were to lower its rating on the Convertible Notes below the rating initially assigned to the Convertible Notes or otherwise announce its intention to put the Convertible Notes on credit watch, the price of our common stock could decline.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. We may, at any time prior to the final settlement method election date, irrevocably elect to satisfy our conversion obligation with respect to each subsequent conversion date in a combination of cash and shares of our common stock, if any, with a specified dollar amount of $1,000, in which case we will no longer be permitted to settle the principal portion of any converted Convertible Notes in shares of our common stock. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results. Under Financial Accounting Standards BoardAccounting Standards Codification 470-20, “Debt with Conversion and Other Options”, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

In periods in which we report earnings, we use the “if-converted” method in calculating the diluted earnings per common share effect of the assumed conversion of our contingently Convertible Notes. Under the “if-converted” method, interest expense related to the Convertible Notes is added back to net income, and the Convertible Notes are assumed to be converted into common shares at the beginning of the period (or the issuance date). The use of the “if-converted” method could adversely impact our diluted earnings per share should we report any earnings.

The repurchase rights and events of default features of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results. Following a fundamental change under the indenture governing the Convertible Notes, dated as of March 19, 2012 between us and Wells Fargo Bank, National Association as Trustee, as supplemented by the first supplemental indenture dated as of March 19, 2012, or the Indenture, holders of the Convertible Notes will have the right to require us to purchase their Convertible Notes for cash. In addition, if an event of default under the Convertible Notes is triggered, the trustee or the holders of the Convertible Notes may declare the principal amount of the Convertible Notes, plus accrued and unpaid interest thereon, to be immediately due and payable. In either event, we would be required to make cash payments to satisfy our obligations, which could adversely affect our liquidity. In addition, even if the repurchase rights are not exercised or the payment of principal and interest of Convertible Notes is not accelerated, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located at 525 Market Street, San Francisco, California, where we currently occupy approximately 57,000 square feet of office space pursuant to a lease agreement. In September 2012, we entered into an amendment to this lease agreement for an additional 29,000 square feet of office space, which we expect to occupy in the second quarter of 2013. The lease agreement, as amended, expires in June 2019 and we have an option to extend the term of the lease for an additional five years.

Our commercial headquarters are located in Oakbrook Terrace, Illinois, where we lease approximately 15,000 square feet of office space pursuant to a lease agreement that expires in December 2019.

We also lease approximately 14,000 square feet of office space at the location of our former corporate headquarters at 201 Spear Street, San Francisco, California pursuant to a lease agreement that expires in May 2013. We also utilize approximately 9,000 square feet of laboratory space in India pursuant to an agreement that expires in December 2015.

We believe our properties are adequately maintained and suitable for their intended use. We continually evaluate our properties and believe that our current facilities are generally sufficient to meet our expected needs and near-term growth.

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

In May 2011, we filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or UCLA, and one of its professors, alleging breach of contract and fraud claims, among others. Our allegations in this lawsuit include that we have exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, we filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. We seek remedies including a declaration that we are the proper licensee of ARN-509, contractual remedies conferring to us exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against us seeking declaratory relief which, if granted, would require us to share with it 10% of any sales milestone payments we may receive under the Astellas Collaboration Agreement. Under the Astellas Collaboration Agreement, we are eligible to receive up to $320.0 million in sales milestone payments. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012 and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in the dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor, and trial of our claims against him, and of Regents’ cross-complaint, is scheduled to commence in April 2013.

Our management believes that we have meritorious positions with respect to the claims asserted against us, and we intend to advance our positions in these lawsuits vigorously, including on appeal. However, the lawsuits are subject to inherent uncertainties, the actual costs may be significant, and we may not prevail. We believe we are entitled to coverage under our relevant insurance policies with respect to the putative securities class action lawsuits, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

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

Market Information

Our common stock, par value $0.01, is listed on the NASDAQ Global Market under the symbol “MDVN.” The following table sets forth on a per share basis the high and low intraday sales prices of our common stock as reported by the NASDAQ Global Market:

	High(1)	Low(1)
2012:
Quarter ended March 31, 2012	$38.33	$22.47
Quarter ended June 30, 2012	$45.88	$36.13
Quarter ended September 30, 2012	$56.90	$43.82
Quarter ended December 31, 2012	$58.83	$43.16

2011:
Quarter ended March 31, 2011	$9.92	$6.64
Quarter ended June 30, 2011	$12.75	$9.36
Quarter ended September 30, 2011	$11.49	$7.16
Quarter ended December 31, 2011	$24.83	$7.76

(1)	All sales prices have been retroactively adjusted to reflect our September 21, 2012 two-for-one forward stock split.

Stockholders

As of the close of business on February 21, 2013, there were 23 stockholders of record of our common stock and the last reported sales price per share of our common stock was $49.83. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, or corporations, or other entities identified in security listings maintained by depositories.

Dividends

We have never paid our stockholders cash dividends and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain all of our cash for use in our business. Any future determination to pay dividends will be at the discretion of our Board of Directors, and will depend on a number of factors, including but not limited to any outstanding indebtedness, earnings, capital requirements, financial condition and future prospects, and applicable Delaware law. Under the indenture governing the Convertible Notes, dated as of March 19, 2012 between us and Wells Fargo Bank, National Association as Trustee, as supplemented by the first supplemental indenture dated as of March 19, 2012, or the Indenture, if we effect any dividends, we are required to mail each holder of warrant a notice stating the record date for such dividend or distribution at least ten days prior to the record date.

Performance Graph

We have presented below the cumulative total return to our stockholders during the period from December 31, 2007 through December 31, 2012, in comparison to the cumulative total return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. All values assume a $100 initial investment and the reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	2007	2008	2009	2010	2011	2012
Medivation, Inc.	$100.00	$101.18	$261.46	$105.34	$320.20	$710.38
NASDAQ Composite Index	$100.00	$60.02	$87.25	$103.09	$102.27	$120.40
NASDAQ Biotechnology Index	$100.00	$87.70	$101.70	$117.18	$131.33	$173.73

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

In connection with the vesting of performance share awards granted to employees, we withheld shares with a value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes. A summary of the shares withheld to satisfy employee tax withholding obligations during 2012 is as follows:

			Total Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number of	Average	As Part of Publicly	That May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under
2012 Period	Purchased	Per Share	Or Programs	The Plan
First Quarter	—	$—	—	—
Second Quarter	—	$—	—	—
Third Quarter	28,541	$56.35	—	—
Fourth Quarter	—	$—	—	—

Total	28,541	$56.35	—	—

Item 6.	Selected Financial Data.

The following is a summary of our historical consolidated financial data for the years ended and on the dates indicated below. The historical consolidated financial data for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements included in Item 15 of this Annual Report on Form 10-K, or Annual Report. The historical financial data for the years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements not included in this Annual Report. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 15 of this Annual Report to fully understand factors that may affect the comparability of the information presented below.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$181,696	$60,389	$62,508	$69,254	$12,578
Operating expenses:
Research and development expenses	95,628	73,432	72,228	87,728	54,895
Selling, general and administrative expenses	112,282	29,887	23,005	28,983	21,865

Total operating expenses	207,910	103,319	95,233	116,711	76,760

Loss from operations	(26,214)	(42,930)	(32,725)	(47,457)	(64,182)
Other income (expense), net:
Interest expense	(14,985)	—	—	—	—
Interest income	229	94	317	1,128	1,206
Other income (expense), net	(280)	(336)	(57)	(152)	506

Total other income (expense), net	(15,036)	(242)	260	976	1,712

Net loss before income tax (expense) benefit	(41,250)	(43,172)	(32,465)	(46,481)	(62,470)
Income tax (expense) benefit	(7)	4,331	(1,572)	(8,272)	10

Net loss	$(41,257)	$(38,841)	$(34,037)	$(54,753)	$(62,460)

Basic and diluted net loss per common share(1)	$(0.56)	$(0.56)	$(0.50)	$(0.85)	$(1.06)

Weighted-average common shares used in the calculation of basic and diluted net loss per common share(1)	73,480	69,921	68,579	64,188	58,956

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$71,301	$70,136	$107,717	$57,463	$71,454
Short-term investments	224,939	74,996	100,039	220,781	149,968
Working capital	259,330	78,555	148,037	189,813	149,584
Total assets	371,866	175,117	239,603	296,690	229,272
Deferred revenue	42,327	143,271	200,660	253,168	212,423
Convertible Notes, net of unamortized discount	196,007	—	—	—	—
Accumulated deficit	(291,548)	(250,291)	(211,450)	(177,413)	(122,660)
Total stockholders’ equity	73,645	1,321	7,684	25,274	3,408

(1)	All share and per share amounts have been retroactively adjusted to reflect our September 21, 2012 two-for-one forward stock split. This stock split resulted in the issuance of approximately 37.0 million shares of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included elsewhere in this Annual Report. The following discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Please see the section entitled “Forward-Looking Statements” at the beginning of this Annual Report for important information you should know regarding these forward-looking statements and how to identify them, including cautionary language regarding undue reliance on these forward-looking statements. We disclaim any intention or obligation to update, supplement or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

We are a biopharmaceutical company focused on the rapid development and commercialization of novel therapies to treat serious diseases for which there are limited treatment options. We select technologies for development that meet three primary criteria: the technology has (a) in the judgment of our scientific leadership, an above-average likelihood of working; (b) strong intellectual property and/or data exclusivity protection; and (c) the ability to target one or more serious diseases for which existing treatments are suboptimal. When selecting technologies for development, we focus primarily on those we believe have the ability to enter human studies within 12-18 months. We consider technologies without regard to therapeutic indication or therapeutic modality (i.e., small molecules, biologics, medical devices, etc). We may develop technologies through our own internal research activities, or in-license technologies from academic institutions or other third parties. Once we select a technology for development, we seek to advance it quickly, strategically and cost-effectively to commercialization. Our commercialization strategy for any of our product candidates that receives marketing approval will vary depending on the target customer base for that product candidate, our then current internal commercial capabilities, the extent to which we deem it prudent and cost-effective to build additional internal commercial capabilities, and the availability, quality and cost of third-party commercialization partners.

Our most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which we have partnered with Astellas Pharma Inc., or Astellas. We in-licensed the intellectual property rights covering XTANDI in 2005, began our first clinical trial in 2007, entered into our collaboration agreement with Astellas, or the Astellas Collaboration Agreement, in 2009, reported positive Phase 3 overall survival data in 2011 in patients with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel, or post-chemotherapy mCRPC patients, and on August 31, 2012, received regulatory approval from the U.S. Food and Drug Administration, or FDA, for the treatment of post-chemotherapy mCRPC patients. We and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. Marketing applications for XTANDI for the treatment of post-chemotherapy mCRPC patients are also under review in Europe, South Korea, Canada, and Brazil. Together with Astellas, we are also conducting multiple trials of enzalutamide in earlier prostate cancer disease states, including the Phase 3 PREVAIL trial in patients with mCRPC who have not received chemotherapy, or pre-chemotherapy mCRPC patients, and in patients with breast cancer.

We also have ongoing programs with other agents in multiple different indications in the early stages of research and development. These early-stage programs are unpartnered.

In January 2012, our former collaboration partner Pfizer, Inc., or Pfizer, exercised its right to terminate our collaboration agreement for the development and commercialization of our former product candidate dimebon for the treatment of Alzheimer’s disease and Huntington disease, due to negative Phase 3 trial results in both indications. We and Pfizer discontinued development of dimebon for all indications in January 2012, and completed the wind down of our respective remaining collaboration activities in the third quarter of 2012.

FINANCIAL HISTORY

On August 31, 2012, the FDA approved XTANDI for the treatment of post-chemotherapy mCRPC patients. This was the first marketing approval for XTANDI anywhere in the world. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the U.S. on September 13, 2012. We did not generate any collaboration revenue attributable to U.S. XTANDI sales until the quarter ended September 30, 2012. We have funded our operations primarily through public offerings of our common stock, the issuance of our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, and from the up-front, development milestone and cost-sharing payments under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer.

We have incurred cumulative net losses of $291.5 million through December 31, 2012, and expect to incur substantial additional losses as we continue to finance the commercialization of XTANDI in the U.S market, clinical and preclinical studies of XTANDI and our early stage technologies, and our corporate overhead costs. We do not know when, or if, XTANDI will begin to generate profits in the U.S. market, will be approved for sale in the U.S. market for any indication other than treatment of post-chemotherapy mCRPC patients, or will be approved for sale in any other market for any indication.

2012 BUSINESS HIGHLIGHTS

•

We presented positive results from our Phase 3 AFFIRM trial in a podium presentation at the 2012 Genitourinary Cancers Symposium. In this trial, which enrolled approximately 1,200 men with post-chemotherapy mCRPC, patients taking XTANDI lived for a median of 4.8 months longer than those taking placebo (18.4 months versus 13.6 months; p<0.0001).

•	The results of our Phase 3 AFFIRM trial were published in The New England Journal of Medicine.

•	The FDA approved our application to market XTANDI in the U.S. to treat men with post-chemotherapy mCRPC, and we and our collaboration partner Astellas launched XTANDI in the U.S. for this indication.

•

The regulatory authorities in Europe, South Korea, Canada, and Brazil began reviewing marketing applications seeking approval to commercialize enzalutamide to treat post-chemotherapy mCRPC in those jurisdictions.

•

We completed enrollment in our Phase 3 PREVAIL trial, which is evaluating enzalutamide versus placebo in 1,717 men with mCRPC who have not yet received chemotherapy, or pre-chemotherapy mCRPC. PREVAIL has co-primary endpoints of overall survival and progression-free survival.

•	We initiated clinical development of enzalutamide in breast cancer.

•

We and our former collaboration partner Pfizer discontinued development of our former product candidate dimebon for all indications following negative Phase 3 results in both Alzheimer’s disease and Huntington disease.

2012 FINANCIAL HIGHLIGHTS

•

Net sales of XTANDI for 2012, as reported by Astellas, were $71.5 million, all of which occurred in the U.S. These results represented U.S. XTANDI sales during the period from commercial launch on September 13, 2012 through December 31, 2012.

•

Collaboration revenue for the year ended December 31, 2012 was $181.7 million, an increase of $121.3 million, or 201%, from the prior year period. The increase was driven primarily by development milestone payments from Astellas ($45.0 million) in 2012, increased amortization of the up-front payment we previously received from our former collaboration partner, Pfizer, due to the termination of that collaboration ($36.0 million) and increased revenue from U.S. XTANDI net sales due to the commercial launch of that product ($35.8 million).

•	Total operating expenses for the year ended December 31, 2012 were $207.9 million, an increase of $104.6 million, or 101%, from the prior year period.

•	Cash, cash equivalents and short-term investments were $296.2 million at December 31, 2012, an increase of $151.1 million, or 104%, from $145.1 million at December 31, 2011.

•	In March 2012, we completed the sale of $258.8 million aggregate principal amount of the Convertible Notes.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our consolidated financial statements and related footnotes requires us to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from these estimates under different assumptions or conditions. A detailed description of our significant accounting policies is included in the footnotes to our audited consolidated financial statements included elsewhere in this Annual Report.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that certain of our accounting policies are critical because they are the most important to the preparation of our consolidated financial statements. These policies require our most subjective and complex judgments, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our critical accounting policies have been consistently applied during the periods presented. We believe the following critical accounting policies reflect the most significant estimates and assumptions used in the preparation of our consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and include the accounts of Medivation, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. We operate in one business segment.

All tabular disclosures of dollar and share amounts are presented in thousands, unless otherwise indicated. All per share amounts are presented at their actual amounts. Percentages and amounts presented herein may not calculate or sum precisely due to rounding.

The information of shares of common share (except par value per share), par, additional paid-in capital, and net loss per common share for all periods reflect the two-for-one forward stock split of our common stock, effective September 21, 2012. We issued approximately 37.0 million shares of our common stock as a result of the two-for-one forward stock split. The par value of our common stock remained unchanged at $0.01 per share.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements applicable to us is included in the notes to our consolidated financial statements included elsewhere in this Annual Report.

Collaboration Agreements

Estimated Performance Periods

Both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer contain multiple elements and deliverables. We evaluated the facts and circumstances of the collaboration agreements and concluded that we had multiple deliverables under both collaboration agreements, including deliverables relating to grants of technology licenses, and performance of manufacturing, regulatory and clinical development activities in the United States. In the case of the Astellas Collaboration Agreement, the period in which we perform our deliverables began in the fourth quarter of 2009 and at December 31, 2012, management estimated that it would be completed in the first quarter of 2014. In the case of the former collaboration agreement with Pfizer, the period in which we performed our deliverables began in the fourth quarter of 2008 and concluded in the third quarter of 2012 upon completion of our performance obligations. We also concluded that our deliverables under each collaboration agreement should be accounted for as a single unit of accounting.

Estimation of the performance periods of our deliverables requires the use of our management’s judgment. Significant factors considered in management’s evaluation of the estimated performance periods include, but are not limited to, our experience, along with our collaboration partners’ experience, in conducting manufacturing, clinical development and regulatory activities. We review the estimated duration of our performance periods under our collaboration agreements on a quarterly basis and make any appropriate adjustments on a prospective basis. Future changes in estimates of the performance period under the Astellas Collaboration Agreement could significantly impact the timing of future revenue recognition.

Collaboration Agreement Payments

We account for the various payment flows under our collaboration agreements in a consistent manner, as follows:

Up-Front Payments. We received non-refundable, up-front cash payments of $110.0 million and $225.0 million under our collaboration agreement with Astellas and our former collaboration agreement with Pfizer, respectively. We recognize these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period.

Milestone Payments. We are eligible to receive milestone payments under the Astellas Collaboration Agreement based on achievement of specified development, regulatory and commercial events. We evaluated the nature of the events triggering these contingent payments, and concluded that these events fall into two categories: (a) events which involve the performance of our obligations under the Astellas Collaboration Agreement, and (b) events which do not involve the performance of our obligations under the Astellas Collaboration Agreement.

The former category of milestone payments consists of those triggered by development and regulatory activities in the United States and by the acceptance for review of marketing applications in Europe and Japan. We concluded that each of these payments, with one exception, constitute substantive milestones. This conclusion was based primarily on the facts that (i) each triggering event represents a specific outcome that can be achieved only through successful performance by us of one or more of our deliverables, (ii) achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to us, (iii) each of the milestone payments is non-refundable, (iv) substantial effort is required to complete each milestone, (v) the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, (vi) a substantial amount of time is expected to pass between the up-front payment and the potential milestone payments, and (vii) the milestone payments relate solely to past performance. Based on the foregoing, we recognize any revenue from these milestone payments in the period in which the underlying triggering event occurs. The one exception is the milestone payment for initiation of the Phase 3 PREVAIL trial, an event which we deemed to be reasonably assured at the inception of the Astellas collaboration. This milestone payment was triggered in the third quarter of 2010, and we are amortizing it as revenue on a straight-line basis over the performance period of the Astellas Collaboration Agreement.

The latter category of milestone payments consists of those triggered by potential regulatory approvals in Europe and Japan, and commercial activities globally, all of which are areas in which we have no pertinent contractual responsibilities under the Astellas Collaboration Agreement. We concluded that these payments constitute contingent revenues and thus recognize them as revenue in the period in which the contingency is met.

Royalties and Profit (Loss) Sharing Payments. Under the Astellas Collaboration Agreement, we share equally profit (losses) on sales of products in the United States and are eligible to receive royalties on sales of products outside the United States. We consider these payments to be contingent revenues, and we recognize them as revenue in the period in which the applicable contingency is resolved.

Cost-Sharing Payments. Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, we and our collaboration partners share certain development and commercialization costs (including in the case of the Astellas Collaboration Agreement, cost of goods sold and the royalty on net sales payable to The Regents of the University of California, or UCLA, under our license agreement with UCLA) in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared U.S. development and commercialization costs incurred. Our policy is to account for cost-sharing payments to our collaboration partners as increases in expense in our consolidated statements of operations, while cost-sharing payments by our collaboration partners to us are accounted for as reductions in expense. Cost-sharing payments related to development activities and commercialization activities are recorded in research and development expenses, or R&D expenses, and selling, general and administrative expenses, or SG&A expenses, respectively.

Reliance on Third Party Information. Under the Astellas Collaboration Agreement, Astellas records all XTANDI sales globally and has operational responsibility for certain development and commercialization activities in the United States for which we share costs. Thus, Astellas has control over certain XTANDI-related financial information needed to prepare our financial statements and related disclosures, including information regarding gross sales, net sales, gross-to-net deductions and shared U.S. development and commercialization costs incurred by Astellas. We are dependent on Astellas to provide us with such information in a timely and accurate manner for use in preparing our consolidated financial statements and related disclosures. Certain of this information provided by Astellas is subject to estimates, including estimates used in determining gross-to-net deductions such as payor mix, discounts (including legally mandated discounts to government entities), returns, chargebacks, rebates, and participation levels in patient assistance programs, and estimates regarding accrued development and commercialization costs incurred by Astellas. Under the Astellas Collaboration Agreement, such estimates are reassessed periodically and trued-up as appropriate in accordance with Astellas’ internal accounting policies, as consistently applied. Should Astellas fail to provide us with any such financial information in a timely manner, or should any such financial information provided by Astellas, or any of the estimates upon which such financial information was based, prove to be inaccurate, we could be required to record adjustments in future periods and may be required to restate our results for prior periods.

Stock-Based Compensation

We have granted stock options, restricted stock units, performance share awards and stock appreciation rights pursuant to the terms of our Amended and Restated 2004 Equity Incentive Award Plan. We account for stock-based compensation expense associated with stock options by estimating their fair value using the Black-Scholes valuation model on the grant date and amortizing the fair value over the applicable vesting period of the awards that are ultimately expected to vest. Stock-based compensation expense associated with restricted stock units is based on the fair value of our common stock on the grant date, which equals the closing market price of our common stock on the grant date. For restricted stock units, we recognize compensation expense over the vesting period of the awards that are ultimately expected to vest.

Performance share awards allow the recipients of such awards to earn fully-vested shares of our common stock based on the achievement of pre-established performance objectives. Stock-based compensation expense associated with performance share awards is based on the fair value of our common stock on the grant date, which equals the closing market price of our common stock on the grant date, and is recognized upon a point in which the performance objective is believed to be achieved. We evaluate on a quarterly basis the probability of achieving the performance criteria. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate.

The fair value of stock-settled and cash-settled stock appreciation rights is initially measured on the grant date using the Black-Scholes valuation model. Similar to stock options, compensation expense for stock-settled stock appreciation rights is recognized over the vesting period of the awards that are ultimately expected to vest based on the grant-date fair value. Cash-settled stock appreciation rights are liability-classified awards for which compensation expense and the associated liability are remeasured at each reporting date through the date of settlement based on the portion of the requisite service period rendered. Upon the conversion of cash-settled stock appreciation rights to stock-settled stock appreciation rights, the awards are remeasured using the then-current Black-Scholes assumptions and the remeasured liability is reclassified to additional paid-in capital.

Determining an estimate of the fair value of equity awards using the Black-Scholes valuation model requires the use of highly subjective assumptions related to expected stock price volatility, option term, risk-free interest rate and dividend yield. The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable; characteristics not present in our stock options or stock appreciation rights. If the model permitted consideration of the unique characteristics of employee stock options and stock appreciation rights, the resulting estimate of the fair value of the stock options and stock appreciation rights could be different. In addition, if we had made different assumptions and estimates for use in the Black-Scholes valuation model, the amount of recognized and to be recognized stock-based compensation expense could have been different. Please refer to the footnotes to the consolidated financial statements included elsewhere in this Annual Report for further information about the assumptions made by us and the impact of such assumptions.

We apply a forfeiture rate when determining stock-based compensation expense to account for an estimate of the granted awards not expected to vest. If actual forfeitures differ from the expected rate, we may be required to make additional adjustments to compensation expense in future periods.

Research and Development Expense and Accruals

R&D expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs, milestone-related payments to the licensor of our enzalutamide technology, and other consulting services. Research and development costs are expensed as incurred. In instances where we enter into agreements with third parties to provide research and development services to us, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include up-front payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Our accruals for clinical trials and other research and development activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and contract research organizations. In the normal course of business we contract with third parties to perform various research and development activities in the on-going development of our product candidates, including without limitation, third party clinical trial centers and contract research organizations that perform and administer our clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under these agreements depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials and other research and development activities are recognized based on our estimate of the degree of completion of the event or events specified in the specific agreement.

Our estimates are dependent upon the timeliness and accuracy of data provided by third parties regarding the status and cost of studies, and may not match the actual services performed by these organizations. This could result in adjustment to our research and development expense in future periods. We have had no significant adjustments to previously recorded amounts.

Litigation

We are party to legal proceedings, investigations, and claims in the ordinary course of business. We record accruals for outstanding legal matters when we believe that it is both probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. In addition, in accordance with the relevant authoritative guidance, for matters for which the likelihood of material loss is at least reasonably possible, we provide disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, we will provide disclosure to that effect.

Convertible Notes

We account for convertible debt instruments that may be settled in cash upon conversion by separating the liability and the equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate when we recognize interest expense in subsequent periods. The debt component of the Convertible Notes, which excludes the associated equity conversion feature, was recorded at fair value on the issuance date. The equity component, representing the difference between the aggregate principal amount of the Convertible Notes and the fair value of the debt component, was recorded in additional paid-in capital on the consolidated balance sheet. The discount initially excluded from the carrying value of the Convertible Notes due to the bifurcation will be subsequently accreted to the Convertible Notes principal amount through the recognition of non-cash interest expense.

Costs related to the issuance of the Convertible Notes, consisting primarily of investment banking, legal and other professional fees were allocated to the debt and equity components of the Convertible Notes in proportion to the allocation of the principal proceeds. Amounts allocated to the debt component were capitalized and are being amortized as non-cash interest expense using the effective yield method over the five-year contract term of the Convertible Notes. Amounts allocated to the equity component were charged against additional paid-in capital.

Determining the fair value of the debt component of the Convertible Notes requires the use of management estimates and assumptions, including without limitation estimates of the fair value of similar debt instruments that do not include an equity conversion feature. These estimates and assumptions are judgmental in nature and could have a significant impact on our consolidated financial statements, including the carrying value of the Convertible Notes, the associated debt discount, and the amounts of non-cash interest expense reported.

Income Taxes

We establish reserves for uncertain income tax positions based on the technical support for the position, our past audit experiences with similar situations, and potential interest and penalties related to the matters. Our recorded reserves represent our best estimate of the amount, if any, that we may ultimately be required to pay to settle such matters. The resolution of our uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof and other factors. Although we do not anticipate significant changes to our uncertain income tax positions in the next 12 months, items outside of our control could cause our uncertain income tax positions to change in the future, which would be recorded in our consolidated statements of operations. Interest and/or penalties related to income tax matters are recognized as a component of income tax expense as incurred.

We record a valuation allowance to reduce our deferred tax assets for the amount that we believe is more likely than not to be realized. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Based on the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and continuing net loss, we have established and continue to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

RESULTS OF OPERATIONS

Collaboration Revenue

Collaboration revenue consists of three components: (a) collaboration revenue attributable to U.S. XTANDI sales; (b) collaboration revenue attributable to ex-U.S. XTANDI sales; and (c) collaboration revenue attributable to up-front and milestone payments.

The following table summarizes collaboration revenue included in our consolidated financial statements for the periods presented:

	Years ended December 31,
	2012	2011	2010
Collaboration revenue:
Attributable to U.S. XTANDI sales	$35,752	$—	$—
Attributable to ex-U.S. XTANDI sales	—	—	—
Attributable to up-front and milestone payments	145,944	60,389	62,508

Total	$181,696	$60,389	$62,508

Collaboration Revenues Attributable to U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. We and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, we and Astellas also share equally all XTANDI development and commercialization costs attributable to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under our XTANDI license agreement. The primary exceptions to 50/50 cost sharing are that each party bears its own commercial full-time equivalent, or FTE costs, and that development costs supporting regulatory approvals in both the United States and either Europe or Japan are borne one-third by us and two-thirds by Astellas. Both we and Astellas are entitled to receive a fee for each qualifying detail made by our respective sales representatives. We recognize collaboration revenue attributable to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to U.S. XTANDI sales consists of our share of pre-tax profits and losses from U.S. sales, plus reimbursement of our share of reimbursable U.S. development and commercialization costs. Our collaboration revenue attributable to U.S. XTANDI sales in any given period will be mathematically equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

For the year ended December 31, 2012, collaboration revenue attributable to U.S. XTANDI sales totaled $35.8 million. As XTANDI first became commercially available on September 13, 2012, there were no related revenues for the prior years.

Collaboration revenue attributable to U.S. XTANDI sales for the year ended December 31, 2012 was calculated as follows:

Year Ended December 31, 2012
Net U.S. sales (as reported by Astellas)	$71,504
Shared U.S. development and commercialization costs	(88,908)

Pre-tax U.S. profit (loss)	$(17,404)

Medivation’s share of pre-tax U.S. profit (loss)	$(8,702)
Reimbursement of Medivation’s share of shared U.S. costs	44,454

Collaboration revenue attributable to U.S. XTANDI sales	$35,752

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

Collaboration Revenues Attributable to Ex-U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI sales. Astellas is responsible for all development and commercialization costs for XTANDI outside the U.S., including cost of goods sold and the royalty on net sales payable to UCLA under our XTANDI license agreement, and pays us a tiered royalty ranging from the low teens to the low twenties on net ex-U.S. XTANDI sales. We will recognize collaboration revenue attributable to ex-U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to ex-U.S. XTANDI sales consists of royalties from Astellas on those sales.

Because XTANDI has not yet been approved for sale outside of the U.S., there have been no collaboration revenues attributable to ex-U.S. XTANDI sales to date.

Collaboration Revenues Attributable to Up-Front and Milestone Payments

We record non-refundable, up-front payments under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer as deferred revenue and recognize these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period. Milestone payments earned by us under the Astellas Collaboration Agreement are recognized as revenue in their entirety in the period in which the underlying milestone event is achieved, except that any milestone payments that (a) are related to the performance of our deliverables under the Astellas Collaboration Agreement, (b) are triggered by events that occur during the performance period under the Astellas Collaboration Agreement, and (c) do not constitute substantive milestones, are recorded as deferred revenue and recognized as collaboration revenue on a straight-line basis over the expected performance period.

Collaboration revenue attributable to up-front and milestone payments for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Years ended December 31,
	2012	2011	2010
Collaboration revenue attributable to up-front and milestone payments:
From Astellas	$73,914	$24,374	$23,492
From Pfizer	72,030	36,015	39,016

Total collaboration revenue attributable to up-front and milestone payments	$145,944	$60,389	$62,508

Percentage change	142%	(3%)

Collaboration revenue attributable to up-front and milestone payments from Astellas for the year ended December 31, 2012 was $73.9 million, an increase of $49.5 million or 203%, as compared to the prior year. The increase was primarily attributable to the $45.0 million of development milestone payments we earned under the Astellas Collaboration Agreement in 2012.

Collaboration revenue attributable to up-front and milestone payments from Pfizer for the year ended December 31, 2012 was $72.0 million, an increase of $36.0 million or 100%, as compared to the prior year. The increase resulted from the accelerated recognition of the remaining unamortized portion of the up-front payment received under the former collaboration agreement with Pfizer, due to the termination of the agreement in January 2012. Amortization of the full Pfizer up-front payment was completed upon completion of our performance obligations in the third quarter of 2012.

The decrease in collaboration revenue attributable to up-front and milestone payments for the year ended December 31, 2011 as compared to the prior year was due primarily to a change in estimate of the remaining performance period under our former collaboration agreement with Pfizer.

The remaining unamortized up-front and milestone payments recorded as deferred revenue at December 31, 2012 and December 31, 2011 consisted of the following:

	December 31,
	2012	2011
Current portion of deferred revenue:
From Astellas	$33,862	$23,747
From Pfizer	—	36,015

Total	$33,862	$59,762

Long-term portion of deferred revenue:
From Astellas	$8,465	$47,494
From Pfizer	—	36,015

Total	$8,465	$83,509

Research and Development Expenses

	Years Ended December 31,
	2012	2011	2010
Research and development expenses	$95,628	$73,432	$72,228
Percentage change	30%	2%

R&D expenses increased by $22.2 million, or 30%, to $95.6 million in the year ended December 31, 2012, from $73.4 million in the year ended December 31, 2011. The increase was primarily due to a $9.2 million increase in personnel costs resulting from higher staffing levels, a $6.2 million increase in development milestone-related payments to UCLA, and a $4.5 million increase in clinical and preclinical development costs.

R&D expenses increased by $1.2 million, or 2%, to $73.4 million in the year ended December 31, 2011, from $72.2 million in the year ended December 31, 2010. The increase was primarily due to a $4.5 million increase in personnel costs resulting from higher staffing levels and bonus expense, a $3.9 million increase in consulting and professional service expenses associated with increased workload on our AFFIRM and PREVAIL trials and a $2.0 million increase in preclinical expenses associated with new programs. These increases were partially offset by lower clinical expenses of $7.6 million resulting primarily from reduced dimebon development activities.

R&D expenses represented 46%, 71%, and 76% of total operating expenses for the years ended December 31, 2012, 2011, and 2010, respectively. R&D headcount increased to 100 full-time employees at December 31, 2012 from 81 full-time employees at December 31, 2011.

Under both the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer, we and our collaboration partners share certain development costs in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the shared U.S. development costs incurred. For the years ended December 31, 2012, 2011, and 2010, we recorded development cost-sharing payments from Astellas and Pfizer, and corresponding reductions in R&D expenses, as follows:

	Years Ended December 31,
	2012	2011	2010
Development cost-sharing payments from Astellas	$47,473	$44,285	$34,125
Development cost-sharing payments from Pfizer	1,740	12,365	29,139

Total	$49,213	$56,650	$63,264

We have been engaged in two major research and development programs: the development of XTANDI for the treatment of prostate and breast cancer and the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease. Other research and development programs consist of earlier stage programs. Research and development costs are identified as either directly allocable to one of our research and development programs or an indirect cost, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, milestone-related payments to the licensor of our enzalutamide technology, personnel costs (including both cash costs and non-cash stock-based compensation costs), contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs and other administrative and support costs. The following table summarizes the direct costs attributable to each program and the total indirect costs for each respective period.

	Years Ended December 31,
	2012	2011	2010
Direct costs:
XTANDI (enzalutamide)	$67,086	$42,335	$23,454
Other	19,190	14,088	9,258
Dimebon(1)	2,164	12,116	35,327

Total direct costs	88,440	68,539	68,039
Indirect costs	7,188	4,893	4 4,189

Total	$95,628	$73,432	$72,228

(1)	We and Pfizer discontinued development of dimebon for all indications in January 2012, and completed the wind-down of each of our respective remaining collaboration activities in the third quarter of 2012.

Our projects or intended projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.

To obtain the necessary regulatory approvals, we will need to establish to the satisfaction of the applicable regulatory authorities in the United States, Europe and other relevant regions that the applicable product candidate is both safe and effective for each of its intended indications. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain regulatory approvals is expensive, uncertain and takes many years. We are not able to reasonably estimate the time or cost required in obtaining such regulatory approvals, and failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected, for either some or all of the indications for which they are being developed. The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a corporate partner or independently. For example, XTANDI may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and our partner, Astellas, will pursue. The decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our prior and ongoing clinical and non-clinical studies and both our and our partners’ willingness to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities; we have not yet sought such input for all potential indications that we and our collaboration partner may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. Moreover, we or our current or potential future collaboration partners may decide to discontinue development of any development project at any time for regulatory, commercial, scientific or other reasons.

For a detailed discussion of the risks and uncertainties associated with the timing and cost of completing a product development plan, see Part I, Item 1A, “Risk Factors—Risks Related to Our Future Product Development Candidates” of this Annual Report.

Selling, General and Administrative Expenses

	Years Ended December 31,
	2012	2011	2010
Selling, general and administrative expenses	$112,282	$29,887	$23,005
Percentage change	276%	30%

SG&A expenses increased by $82.4 million, or 276%, to $112.3 million in the year ended December 31, 2012, from $29.9 million in the year ended December 31, 2011. The increase was primarily due to a $39.9 million increase in personnel costs resulting from higher staffing levels to support the U.S. commercial launch of XTANDI for post-chemotherapy mCRPC patients, a $25.8 million increase in third-party sales and marketing expenses to support the U.S. commercial launch of XTANDI, a $7.7 million increase in legal fees relating primarily to our pending litigation against UCLA, one of its professors and Aragon, a $4.5 million increase in facilities-related expenses for our new corporate and commercial headquarters and $1.4 million of royalty expense to UCLA on net sales of XTANDI.

SG&A expenses increased by $6.9 million, or 30%, to $29.9 million in the year ended December 31, 2011, from $23.0 million in the year ended December 31, 2010. This increase was primarily due to a $3.6 million increase in personnel costs resulting from higher staffing levels and bonus expense, and a $1.7 million increase in legal fees primarily related to our pending litigation against UCLA, one of its professors and Aragon and the defense of the securities class action lawsuit initiated in response to the negative results of our CONNECTION trial. The increase in SG&A expenses was further impacted by a $0.9 million increase in sales and marketing expenses as a result of increased market research and public relations expense due to the positive results of our Phase 3 AFFIRM trial, and a $0.3 million increase in recruitment expenses as a result of increased headcount in 2011.

SG&A expenses represented 54%, 29%, and 24% of total operating expenses for the years ended December 31, 2012, 2011, and 2010, respectively. SG&A headcount increased to 157 full-time employees at December 31, 2012 from 40 full-time employees at December 31, 2011.

Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, we and our collaboration partners share certain commercialization costs in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the shared U.S. commercialization costs incurred. For the years ended December 31, 2012, 2011, and 2010, we recorded commercialization cost-sharing payments (to) from Astellas and Pfizer, and corresponding (increases) reductions in SG&A expenses, as follows:

	Years Ended December 31,
	2012	2011	2010
Commercialization cost-sharing payments (to) from Astellas	$(3,437)	$(472)	$520
Commercialization cost-sharing payments from (to) Pfizer	9	32	(1,084)

Total	$(3,428)	$(440)	$(564)

Other Income (Expense), net

The components of other income (expense), net are included in the following table:

	Years Ended December 31,
	2012	2011	2010
Other income (expense), net:
Coupon interest expense on Convertible Notes	$(5,322)	$—	$—
Non-cash amortization of debt discount and issuance costs	(9,663)	—	—
Interest income	229	94	317
Other income (expense), net	(280)	(336)	(57)

Total	$(15,036)	$(242)	$260

Other income (expense), net consists of coupon interest expense and non-cash interest expense on the Convertible Notes, which were issued in March 2012, interest income on our cash equivalents and short-term investment balances, and the impact of changes in foreign exchange rates on our foreign currency-denominated payables. The impact of foreign exchange rates on our results of operations fluctuates from period to period based upon our foreign currency exposures resulting from changes in applicable foreign exchange rates associated with our foreign currency denominated payables and was not significant during the period presented.

Income Tax (Expense) Benefit

	Years Ended December 31,
	2012	2011	2010
Income tax (expense) benefit	$(7)	$4,331	$(1,572)
Effective income tax rate	(0.0%)	10.0%	(4.8%)

Income tax expense for the year ended December 31, 2012 was not significant, due to our net loss for the year.

Income tax benefit for the year ended December 31, 2011 was $4.3 million. The income tax benefit was due primarily to the ability to carry back our 2011 net loss to the prior two tax years.

Income tax expense for the year ended December 31, 2010 was $1.6 million, which represents an effective income tax rate of 4.8%. We incurred income tax liability for 2010 despite reporting a net loss in our consolidated financial statements primarily because we recognized for tax purposes in 2010 substantially all of the $110.0 million up-front payment and all of the $10.0 million development milestone payment previously received from Astellas.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Access to Capital

We have incurred cumulative net losses of $291.5 million since inception through December 31, 2012, and expect to incur substantial additional losses for the foreseeable future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of XTANDI and early-stage technologies, and our corporate overhead costs. Our operating losses have had and will continue to have an adverse impact on our working capital, total assets, and stockholders’ equity. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the U.S. for the treatment of post-chemotherapy mCRPC patients on September 13, 2012. Sales and profit potential is unproven. We did not generate any collaboration revenue attributable to U.S. XTANDI sales until the third quarter of 2012. We do not know when, or if, XTANDI will begin to generate profits in the U.S. market, will be approved for sale in the U.S. market for any indication other than treatment of post-chemotherapy mCRPC patients, or will be approved for sale in any other market for any indication. We may never achieve profitability and even if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis. We have funded our operations primarily through public offerings of our common stock, the issuance of the Convertible Notes, and from the up-front, development milestone and cost-sharing payments under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer.

At December 31, 2012, our cash, cash equivalents and short-term investments were $296.2 million. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We invest our cash equivalents in highly liquid money market accounts and our short-term investments in highly liquid U.S. treasury securities. Based on our current expectations, we believe our capital resources at December 31, 2012 combined with our anticipated future cash flows will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of XTANDI in the U.S. market, potential XTANDI approvals in other markets and for other indications and potential receipt of profit-sharing, royalty and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash, cash equivalents and short-term investments earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the U.S., to expand our preclinical and clinical development activities for XTANDI and other existing or potential future product candidates, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital at any time should we conclude that such capital is available on terms that we consider to be in the best interests of our company and our stockholders.

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

For a detailed discussion of the risks and uncertainties associated with our sources of liquidity and access to capital, see Part I, Item 1A, “Risk Factors—Risks Related to the Operation of Our Business.”

Cash Flow Analysis

The following table summarizes our cash flows for the years ended December 31, 2012, 2011, and 2010:

	Years Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$(102,720)	$(76,115)	$(75,064)
Investing activities	(166,926)	19,841	122,415
Financing activities	270,811	18,693	2,903

Net change in cash and cash equivalents	$1,165	$(37,581)	$50,254

Operating Activities

Net cash used in operating activities totaled $102.7 million in 2012, which consisted of non-cash items of $66.0 million and our net loss of $41.3 million, partially offset by changes in operating assets and liabilities of $4.6 million. Non-cash items consisted primarily of non-cash amortization of deferred revenue of $100.9 million, partially offset by non-cash stock-based compensation expense of $23.7 million, non-cash interest expense on the Convertible Notes of $9.7 million, and depreciation expense on our property and equipment of $1.6 million. The positive cash flow from changes in operating assets and liabilities of $4.6 million arose in the ordinary course of business.

Net cash used in operating activities totaled $76.1 million in 2011, which consisted of non-cash items of $46.1 million and our net loss of $38.8 million, partially offset by changes in operating assets and liabilities of $8.8 million. Non-cash items consisted primarily of non-cash amortization of deferred revenue of $60.4 million, partially offset by non-cash stock-based compensation expense of $13.9 million. The positive cash flow from changes in operating assets and liabilities of $8.8 million arose in the ordinary course of business.

Net cash used in operating activities totaled $75.1 million in 2010, which consisted of non-cash items of $48.8 million and our net loss of $34.1 million, partially offset by changes in operating assets and liabilities of $7.8 million. Non-cash items consisted primarily of non-cash amortization of deferred revenue of $62.5 million, partially offset by non-cash stock-based compensation expense of $13.5 million. The positive cash flow from changes in operating assets and liabilities of $7.8 million arose in the ordinary course of business.

Investing Activities

Net cash used in investing activities totaled $166.9 million in 2012, consisting of net purchases of short-term investments of $149.8 million, $14.0 million of capital expenditures and a $3.2 million increase in letters of credit collateralized by restricted cash to secure various operating leases. The increase in capital expenditures in 2012 as compared to 2011 was primarily attributable to leasehold improvements related to the build-out of our corporate and commercial headquarters.

Net cash provided by investing activities totaled $19.8 million in 2011, consisting primarily of net maturities of short-term investments of $25.1 million partially offset by an increase of $5.1 million in restricted cash to secure a letter of credit for our new corporate headquarters.

Net cash provided by investing activities totaled $122.4 million in 2010, consisting primarily of net maturities of short-term investments.

Financing Activities

Net cash provided by financing activities totaled $270.8 million for 2012, consisting of net proceeds of $251.0 million from the issuance of the Convertible Notes and $22.0 million in proceeds from the exercise of stock options, partially offset by $1.6 million in tax withholdings related to net share settlements of performance share awards and $0.6 million in issuance costs related to the Convertible Notes.

Net cash provided by financing activities totaled $18.7 million in 2011, consisting of $15.7 million in proceeds from the exercise of stock options and $3.0 million in net proceeds received in settlement of a short swing profit liability incurred by an unaffiliated stockholder.

Net cash provided by financing activities totaled $2.9 million in 2010, consisting primarily of $2.6 million in proceeds from the exercise of stock options and warrants.

Commitments and Contingencies

At December 31, 2012, our future minimum contractual commitments were as follows:

Contractual Obligations

	Payment due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Convertible Notes(1)	$289,315	$6,792	$13,584	$268,939	$—
Operating lease obligations(2)	39,429	6,549	13,350	10,964	8,566

Total	$328,744	$13,341	$26,934	$279,903	$8,566

(1)	The amounts include future cash interest payments payable semi-annually in arrears on April 1 and October 1 of each year. The amounts also include payment of the Convertible Notes in full upon maturity on April 1, 2017.
(2)	The amounts represent the future minimum rentals under our non-cancelable operating leases at December 31, 2012, and do not reflect contractually specified operating expense escalations for future periods.

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

Holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding January 1, 2017 only upon the occurrence of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then-current conversion rate; (3) upon the occurrence of specified corporate events; or (4) if we call any Convertible Notes for redemption, at any time until the close of business on the second business day preceding the redemption date. On or after January 1, 2017 until the close of business on the second business day immediately preceding the stated maturity date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances. At December 31, 2012, the Convertible Notes were not convertible.

Upon conversion of the Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock at our election. The initial conversion rate was 9.7586 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $102.47 per share of common stock. On September 21, 2012, following the completion of a two-for-one forward split of our common stock, the conversion rate was adjusted to 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock. The conversion rate is subject to adjustment in certain events, such as distribution of dividends and stock splits. In addition, upon a Make-Whole Adjustment Event (as defined in the Indenture), we will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Convertible Notes in connection with such Make-Whole Adjustment Event.

Operating Lease Obligations

We lease approximately 86,000 square feet of office space located at 525 Market Street, San Francisco, California, which serves as our corporate headquarters and 15,000 square feet of office space located in Oakbrook Terrace, Illinois, which serves as our commercial headquarters. In addition, we lease approximately 14,000 square feet of office space at the location of our former corporate headquarters and utilize 9,000 square feet of laboratory space in India. Additional information regarding our operating leases is included in Note 12, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report.

Potential Obligations Not Included in the Table Above

In addition to the contractual obligations disclosed in the table above, we have other potential obligations for which the timing and the extent of future payments are not known. We have described these potential obligations in the following paragraphs.

License Agreement with UCLA

Under our license agreement with UCLA, we may be required to make various future payments including (a) ten percent of the remaining $277.0 million in development milestone payments that we are eligible to earn under the Astellas Collaboration Agreement, and (b) a four percent royalty on sales of products falling within the scope of the patent rights licensed from UCLA. Under the terms of our Astellas Collaboration Agreement, we share this royalty obligation with Astellas 50/50 with respect to sales in the United States, and Astellas bears this entire royalty obligation with respect to sales outside of the United States. In addition, in ongoing litigation initiated by us, UCLA has filed a counterclaim alleging that we are also required to share with it ten percent of the $320.0 million in sales milestone payments that we are eligible to earn under the Astellas Collaboration Agreement. We have not included any such payments in the above table because they are all contingent on various future events that may or may not materialize.

Unrecognized Tax Benefits

At December 31, 2012, $0.6 million of unrecognized tax benefits have been recorded as liabilities for uncertain income tax positions. The ultimate resolution of our uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof, and other factors. Although we do not anticipate significant changes to our uncertain income tax positions in the next 12 months, items outside of our control could cause our uncertain income tax positions to change in the future. Such amounts have been included on our consolidated balance sheet at December 31, 2012, but have not been included in the table above.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our exposure to market risk has been limited. We currently do not use derivative financial instruments to hedge our market risk exposures. Our cash equivalent and investment policy emphasizes liquidity and the preservation of capital over other portfolio considerations. There were no material changes to our market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Interest Rate Risk

Our cash equivalents and short-term investments are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and U.S. Treasury securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at December 31, 2012. Due to the short-term, highly liquid nature of our investments, we do not believe that we are subject to any material market risk exposure related to interest rates.

On March 19, 2012, we completed the sale of the Convertible Notes in the aggregate principal amount of $258.8 million. The Convertible Notes bear interest at a fixed rate of 2.625% per annum, and as such, we are not exposed to changes in interest rates on the Convertible Notes.

Foreign Currency Exchange Risk

We do not have any material exposures to foreign currency rate fluctuations as we operate primarily in the United States. Although we conduct some R&D activities with vendors outside of the United States, most of our transactions are denominated in U.S. dollars. However, certain of our ex-U.S. clinical development activities are pursuant to contracts denominated in foreign currencies. We recorded a foreign currency exchange loss of $0.3 million for the year ended December 31, 2012, compared to foreign currency losses of $0.3 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

The information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our Proxy Statement for the 2013 Annual Meeting of Stockholders. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2013 Annual Meeting of Stockholders. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our Proxy Statement for the 2013 Annual Meeting of Stockholders. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements. Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm, are included herein on the pages indicated:

2. Financial Statement Schedules: None.

3. Exhibits: See the Exhibit List which follows the signature page of this Annual Report on Form 10-K, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIVATION, INC.

/S/ C. PATRICK MACHADO
C. Patrick Machado Chief Business Officer and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

Dated: February 28, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David T. Hung, M.D. and C. Patrick Machado, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ DAVID T. HUNG, M.D. David T. Hung, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/S/ C. PATRICK MACHADO C. Patrick Machado	Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013

/S/ DANIEL D. ADAMS Daniel D. Adams	Director	February 28, 2013

/S/ KIM D. BLICKENSTAFF Kim D. Blickenstaff	Director	February 28, 2013

/S/ KATHRYN E. FALBERG Kathryn E. Falberg	Director	February 28, 2013

/S/ W. ANTHONY. VERNON W. Anthony Vernon	Director	February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Medivation, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of Medivation, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and December 31, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 28, 2013

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$71,301	$70,136
Short-term investments	224,939	74,996
Receivables from collaboration partners	35,458	12,545
Restricted cash	343	500
Prepaid expenses and other current assets	12,175	10,012

Total current assets	344,216	168,189
Property and equipment, net	13,262	720
Restricted cash, net of current	8,843	5,489
Other non-current assets	5,545	719

Total assets	$371,866	$175,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,073	$5,588
Accrued expenses and other current liabilities	48,951	24,284
Deferred revenue	33,862	59,762

Total current liabilities	84,886	89,634
Convertible Notes, net of unamortized discount of $62,743 at December 31, 2012	196,007	—
Deferred revenue, net of current	8,465	83,509
Other non-current liabilities	8,863	653

Total liabilities	298,221	173,796
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 170,000,000 shares authorized; 74,774,939 and 71,463,676 shares issued and outstanding at December 31, 2012 and 2011, respectively	748	714
Additional paid-in capital	364,412	250,885
Accumulated other comprehensive income	33	13
Accumulated deficit	(291,548)	(250,291)

Total stockholders’ equity	73,645	1,321

Total liabilities and stockholders’ equity	$371,866	$175,117

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Collaboration revenue	$181,696	$60,389	$62,508
Operating expenses:
Research and development expenses	95,628	73,432	72,228
Selling, general and administrative expenses	112,282	29,887	23,005

Total operating expenses	207,910	103,319	95,233

Loss from operations	(26,214)	(42,930)	(32,725)
Other income (expense), net:
Interest expense	(14,985)	—	—
Interest income	229	94	317
Other income (expense), net	(280)	(336)	(57)

Total other income (expense), net	(15,036)	(242)	260

Net loss before income tax (expense) benefit	(41,250)	(43,172)	(32,465)
Income tax (expense) benefit	(7)	4,331	(1,572)

Net loss	$(41,257)	$(38,841)	$(34,037)

Basic and diluted net loss per common share	$(0.56)	$(0.56)	$(0.50)

Weighted-average common shares used in the calculation of basic and diluted net loss per common share	73,480	69,921	68,579

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years ended December 31,
	2012	2011	2010
Net loss	$(41,257)	$(38,841)	$(34,037)
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net	20	11	14

Other comprehensive income, net	20	11	14

Comprehensive income	$(41,237)	$(38,830)	$(34,023)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(41,257)	$(38,841)	$(34,037)
Adjustments for non-cash operating items:
Amortization of deferred revenue	(100,944)	(60,389)	(62,508)
Stock-based compensation	23,678	13,885	13,530
Amortization of debt discount and debt issuance costs	9,663	—	—
Depreciation and amortization	1,614	430	465
Loss on disposal of equipment	80	—	—
Accretion of discount on securities	(166)	(65)	(281)
Changes in operating assets and liabilities:
Receivables from collaboration partners	(22,913)	8,643	(14,698)
Prepaid expenses and other current assets	(1,114)	(1,945)	(224)
Other non-current assets	(581)	166	(322)
Accounts payable	(3,750)	2,341	(1,611)
Accrued expenses and other current liabilities	23,062	(2,555)	13,738
Interest payable	1,698	—	—
Deferred revenue	—	3,000	10,000
Other non-current liabilities	8,210	(785)	884

Net cash used in operating activities	(102,720)	(76,115)	(75,064)

Cash flows from investing activities:
Purchases of short-term investments	(424,757)	(74,956)	(209,888)
Maturities of short-term investments	275,000	100,075	331,000
Purchases of property and equipment	(13,972)	(132)	(197)
Change in restricted cash	(3,197)	(5,146)	1,500

Net cash (used in) provided by investing activities	(166,926)	19,841	122,415

Cash flows from financing activities:
Proceeds from issuance of Convertible Notes, net	250,987	—	—
Financing transaction costs	(614)	—	—
Proceeds from issuance of common stock under Medivation Equity Incentive Plan	22,046	15,734	2,625
Tax withholdings related to net share settlements of performance share awards	(1,608)	—	—
Net proceeds from stockholder securities law settlement	—	2,959	—
Excess tax benefits from stock-based compensation	—	—	278

Net cash provided by financing activities	270,811	18,693	2,903

Net increase (decrease) in cash and cash equivalents	1,165	(37,581)	50,254
Cash and cash equivalents at beginning of year	70,136	107,717	57,463

Cash and cash equivalents at end of year	$71,301	$70,136	$107,717

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$3,623	$—	$—
Income taxes	$23	$5,358	$—
Non-cash investing and financing activities:
Stock appreciation rights—reclassification from current liabilities to stockholders’ equity	$110	$—	$—
Property and equipment expenditures incurred but not yet paid	$254	$154	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2010(1)	67,646,124	$676	$202,023	$(12)	$(177,413)	$25,274
Common stock issued under Medivation Equity Incentive Plan(1)	1,501,534	15	2,610	—	—	2,625
Stock-based compensation expense	—	—	13,530	—	—	13,530
Excess tax benefit from employee stock plan awards	—	—	278	—	—	278
Change in comprehensive income	—	—	—	14	—	14
Net loss	—	—	—	—	(34,037)	(34,037)

Balances at December 31, 2010(1)	69,147,658	691	218,441	2	(211,450)	7,684
Common stock issued under Medivation Equity Incentive Plan(1)	2,316,018	23	15,711	—	—	15,734
Stock-based compensation expense	—	—	13,774	—	—	13,774
Net proceeds from stockholder securities law settlement	—	—	2,959	—	—	2,959
Change in comprehensive income	—	—	—	11	—	11
Net loss	—	—	—	—	(38,841)	(38,841)

Balances at December 31, 2011(1)	71,463,676	714	250,885	13	(250,291)	1,321
Common stock issued under Medivation Equity Incentive Plan, net of shares withheld for employee taxes(1)	3,311,263	34	20,404	—	—	20,438
Stock-based compensation expense	—	—	23,678	—	—	23,678
Equity component of Convertible Notes, net of issuance costs	—	—	69,335	—	—	69,335
Stock appreciation rights— reclassification from current liabilities to stockholders’ equity	—	—	110	—	—	110
Change in comprehensive income	—	—	—	20	—	20
Net loss	—	—	—	—	(41,257)	(41,257)

Balances at December 31, 2012(1)	74,774,939	$748	$364,412	$33	$(291,548)	$73,645

(1)	All share, par, and additional paid-in capital amounts have been retroactively adjusted to reflect the Company’s September 21, 2012 two-for-one forward stock split. This stock split resulted in the issuance of approximately 37.0 million shares of the Company’s common stock.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1. DESCRIPTION OF BUSINESS

Medivation, Inc. (the “Company” or “Medivation”) is a biopharmaceutical company focused on the rapid development and commercialization of novel therapies to treat serious diseases for which there are limited treatment options. The Company selects technologies for development that meet three primary criteria: the technology has (a) in the judgment of the Company’s scientific leadership, an above-average likelihood of working; (b) strong intellectual property and/or data exclusivity protection; and (c) the ability to target one or more serious diseases for which existing technologies are suboptimal. When selecting technologies for development, the Company focuses primarily on those that it believes have the ability to enter human studies within 12-18 months. The Company considers technologies without regard to therapeutic indication or therapeutic modality (i.e., small molecules, biologics, medical devices, etc). The Company may develop technologies through its own internal research activities, or in-license technologies from academic institutions or other third parties. Once the Company selects a technology for development, it seeks to advance it quickly, strategically and cost-effectively to commercialization. The Company’s commercialization strategy for any of its product candidates that receives marketing approval will vary depending on the target customer base for that product candidate, the Company’s then current commercial capabilities, the extent to which the Company deems it prudent and cost-effective to build additional internal capabilities, and the availability, quality and cost of third-party commercialization partners.

The Company’s most advanced program is XTANDI® (enzalutamide) capsules, which is partnered with Astellas Pharma Inc., or Astellas. The Company in-licensed the intellectual property rights covering XTANDI in 2005, began its first clinical trial in 2007, entered into a collaboration agreement with Astellas in 2009, reported positive Phase 3 overall survival data in 2011 in patients with metastatic castration-resistant prostate cancer who have previously received docetaxel, or post-chemotherapy mCRPC patients, and on August 31, 2012, received regulatory approval from the U.S. Food and Drug Administration, or FDA, for the treatment of post-chemotherapy mCRPC patients. The Company and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. Marketing applications for XTANDI for the treatment of post-chemotherapy mCRPC patients are also under review in Europe, South Korea, Canada, and Brazil. Together with Astellas, the Company is also conducting multiple trials of enzalutamide in earlier prostate cancer disease states, including the Phase 3 PREVAIL trial in patients with mCRPC who have not received chemotherapy, or pre-chemotherapy mCRPC, and in patients with breast cancer.

The Company also has ongoing programs with other agents in multiple different indications in early stages of research and development. These early-stage programs are unpartnered.

In January 2012, the Company’s former collaboration partner Pfizer, Inc., or Pfizer, exercised its right to terminate the Company’s collaboration agreement for the development and commercialization of the Company’s former product candidate dimebon for the treatment of Alzheimer’s disease and Huntington disease, due to negative Phase 3 trial results in both indications. The Company and Pfizer discontinued development of dimebon for all indications in January 2012, and completed the wind-down of each of its respective remaining collaboration activities in the third quarter of 2012.

The Company has funded its operations primarily through public offerings of its common stock, the issuance of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, and from the up-front, development milestone and cost-sharing payments under its collaboration agreement with Astellas and its former collaboration agreement with Pfizer. The Company has incurred cumulative net losses of $291.5 million through December 31, 2012, and expects to incur substantial additional losses for the foreseeable future as it continues to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of XTANDI and the Company’s early-stage technologies, and its corporate overhead costs. The Company does not know when, or if, XTANDI will begin to generate profits in the U.S. market, will be approved for sale in the U.S. market for any indication other than treatment of post-chemotherapy mCRPC patients, or will be approved for sale in any other market for any indication.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company operates in one business segment.

All tabular disclosures of dollar and share amounts are presented in thousands, unless otherwise indicated. All per share amounts are presented at their actual amounts. Amounts presented herein may not calculate or sum precisely due to rounding.

(b) Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires that management make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes that estimates used in the preparation of the consolidated financial statements are reasonable, actual future results could differ from those estimates. In addition, had different estimates and assumptions been used, the consolidated financial statements could have differed materially from what is presented.

Estimates and assumptions used by management principally relate to the performance periods of the Company’s deliverables under its collaboration agreement with Astellas and its former collaboration agreement with Pfizer; collaboration revenue related to the Astellas Collaboration Agreement; services performed by third parties but not yet invoiced; the fair value and forfeiture rates of stock awards under the Medivation Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, and the probability of attaining the performance objectives of performance share awards; the probability and potential magnitude of contingent liabilities; Convertible Notes, including the Company’s estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component; and deferred income taxes, income tax provisions and accruals for uncertain income tax positions.

(c) Capital Structure

On September 20, 2012, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, effecting an increase in the total number of authorized shares of capital stock of the Company from 51,000,000 to 86,000,000 and an increase in the total number of authorized shares of common stock of the Company from 50,000,000 to 85,000,000.

On September 21, 2012, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, effecting (i) an increase in the total number of authorized shares of capital stock of the Company from 86,000,000 to 171,000,000, (ii) an increase in the total number of authorized shares of common stock of the Company from 85,000,000 to 170,000,000, and (iii) a two-for-one forward split of its common stock effective as of 5:00 p.m., Eastern Time, on September 21, 2012.

The Company issued approximately 37.0 million shares of its common stock as a result of the two-for-one forward stock split. The par value of the Company’s common stock remained unchanged at $0.01 per share.

The information of shares of common stock (except par value per share), par, additional paid-in capital, and net (loss) income per common share information for all periods reflect the two-for-one forward stock split of the Company’s common stock. The number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards was proportionally increased, and the exercise price per share thereof was proportionally decreased, in accordance with the terms of the Medivation Equity Incentive Plan. Following the completion of the two-for-one forward stock split, the conversion rate of the Company’s Convertible Notes was adjusted to 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock.

(d) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair market value. The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of acquisition to be cash equivalents.

(e) Short-Term Investments

The Company considers all highly liquid investments with a remaining maturity at the time of acquisition of more than three months but no longer than 12 months to be short-term investments. The Company classifies its short-term investments as available-for-sale securities and reports them at fair value with related unrealized gains and losses included as a component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income (expense), net, on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income (expense), net.

(f) Restricted Cash

Restricted cash represents certificates of deposit held in the Company’s name with a major financial institution to secure the Company’s contingent obligations under irrevocable letters of credit issued to the lessors of the Company’s office facilities.

(g) Fair Value of Financial Instruments

The fair value of the Company’s cash equivalents and short-term investments is based on quoted market prices. The fair value of the Company’s Convertible Notes is based on the most recent trading price during the reporting period. Other financial instruments, including receivables from collaboration partners, accounts payable and accrued expenses, are carried at cost, which the Company believes approximates fair value because of the short-term maturities of these instruments.

(h) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, short-term investments and receivables from collaboration partners. The Company’s current investment policy is to invest only in (a) debt securities issued by, or backed by the full faith and credit of, the U.S. government, (b) repurchase agreements that are fully collateralized by such debt securities, and (c) money market funds invested exclusively in the types of securities described in (a) and (b) above. Given this investment policy, the Company does not believe its exposure to credit risk with respect to the issuers of the securities in which it invests is material, and accordingly has no formal policy for mitigating such risk. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with two major financial institutions in the United States. Deposits in these financial institutions may exceed the amount of insurance provided on such deposits.

(i) Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Repairs and maintenance costs are expensed in the period incurred. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Estimated Useful Life
Furniture and fixtures	3-5 years
Computer equipment and software	3-5 years
Laboratory equipment	5 years
Leasehold improvements	Lesser of estimated useful life or life of lease

(j) Convertible Notes

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

(k) Leases

At the inception of a lease, the Company evaluates the lease agreement to determine whether the lease is an operating or a capital lease using the criteria in ASC 840, “Leases.” For operating leases, the Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred liability. Where lease agreements contain rent escalation clauses, rent abatements and/or concessions, such as rent holidays and tenant improvement allowances, the Company applies them in the determination of straight-line expense over the lease term. The Company currently has no capital leases. Certain lease agreements also require the Company to make additional payments under the lease term for taxes, insurance, and other operating expenses incurred during the lease period, which are expensed as incurred.

(l) Litigation

The Company is party to legal proceedings, investigations, and claims in the ordinary course of its business. The Company records accruals for outstanding legal matters when it believes that it is both probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made. In addition, in accordance with the relevant authoritative guidance, for matters for which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect.

(m) Collaboration Agreement Payments

The Company accounts for the various payment flows under its collaboration agreement with Astellas and its former collaboration agreement with Pfizer in a consistent manner, as follows:

Estimated Performance Periods

Both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer contain multiple elements and deliverables, and required evaluation pursuant to ASC 605-25, “Revenue Recognition—Multiple-Element Arrangements.” The Company evaluated the facts and circumstances of the collaboration agreements to determine whether it had obligations constituting deliverables under ASC 605-25. The Company concluded that it had multiple deliverables under both collaboration agreements, including deliverables relating to grants of technology licenses, and performance of manufacturing, regulatory and clinical development activities in the U.S. In the case of the Astellas Collaboration Agreement, the period in which the Company performs its deliverables began in the fourth quarter of 2009 and at December 31, 2012, management estimated that it would be completed in the first quarter of 2014. In the case of the former collaboration agreement with Pfizer, the period in which the Company performed its deliverables began in the fourth quarter of 2008 and concluded in the third quarter of 2012 upon completion of the Company’s performance obligations. The Company also concluded that its deliverables under each collaboration agreement should be accounted for as a single unit of accounting under ASC 605-25.

Estimation of the performance periods of the Company’s deliverables requires the use of management’s judgment. Significant factors considered in management’s evaluation of the estimated performance periods include, but are not limited to, the Company’s experience, along with its collaboration partners’ experience, in conducting manufacturing, clinical development and regulatory activities. The Company reviews the estimated duration of its performance periods under its collaboration agreements on a quarterly basis and makes any appropriate adjustments on a prospective basis. Future changes in estimates of the performance period under the Astellas Collaboration Agreement could significantly impact the timing of future revenue recognition.

Up-Front Payments

The Company has received non-refundable, up-front cash payments of $110.0 million and $225.0 million under the Astellas Collaboration Agreement and its former collaboration agreement with Pfizer, respectively. The Company recognizes these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period.

Milestone Payments

The Company is eligible to receive milestone payments under the Astellas Collaboration Agreement based on achievement of specified development, regulatory and commercial events. Management evaluated the nature of the events triggering these contingent payments, and concluded that these events fall into two categories: (a) events which involve the performance of the Company’s obligations under the Astellas Collaboration Agreement, and (b) events which do not involve the performance of the Company’s obligations under the Astellas Collaboration Agreement.

The former category of milestone payments consists of those triggered by development and regulatory activities in the United States and by the acceptance for review of marketing applications in Europe and Japan. Management concluded that each of these payments, with one exception, constitute substantive milestones. This conclusion was based primarily on the facts that (i) each triggering event represents a specific outcome that can be achieved only through successful performance by the Company of one or more of its deliverables, (ii) achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to the Company, (iii) each of the milestone payments is non-refundable, (iv) substantial effort is required to complete each milestone, (v) the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, (vi) a substantial amount of time is expected to pass between the up-front payment and the potential milestone payments, and (vii) the milestone payments relate solely to past performance. Based on the foregoing, the Company recognizes any revenue from these milestone payments in the period in which the underlying triggering event occurs. The one exception is the milestone payment for initiation of the Phase 3 PREVAIL trial, an event which management deemed to be reasonably assured at the inception of the Astellas collaboration. This milestone payment was triggered in the third quarter of 2010, and the Company is amortizing it as revenue on a straight-line basis over the performance period of the Astellas Collaboration Agreement.

The latter category of milestone payments consists of those triggered by potential regulatory approvals in Europe and Japan, and commercial activities globally, all of which are areas in which the Company has no pertinent contractual responsibilities under the Astellas Collaboration Agreement. Management concluded that these payments constitute contingent revenues and thus recognizes them as revenue in the period in which the contingency is met.

Royalties and Profit (Loss) Sharing Payments

Under the Astellas Collaboration Agreement, the Company shares equally profits (losses) on sales of products in the U.S. and is eligible to receive royalties on sales of products outside the U.S. The Company will recognize any revenue from these events based on the revenue recognition criteria set forth in ASC 605-10-25-1, “Revenue Recognition.” Based on those criteria, the Company considers these payments to be contingent revenues, and recognizes them as revenue in the period in which the applicable contingency is resolved.

Cost-Sharing Payments

Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, the Company and its collaboration partners share certain development and commercialization costs (including in the case of the Astellas Collaboration Agreement, cost of goods sold and the royalty on net sales payable to The Regents of the University of California, or UCLA, under the Company’s license agreement with UCLA) in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared U.S. development and commercialization costs incurred. The Company’s policy is to account for cost-sharing payments to its collaboration partners as increases in expense in its consolidated statements of operations, while cost-sharing payments by its collaboration partners to the Company are accounted for as reductions in expense. Cost-sharing payments related to development activities and commercialization activities are recorded in research and development expenses, or R&D expenses, and selling, general and administrative expenses, or SG&A expenses, respectively.

Reliance on Third-Party Information

Under the Astellas Collaboration Agreement, Astellas records all XTANDI sales globally and has operational responsibility for certain development and commercialization activities in the United States for which the Company shares costs. Thus, Astellas has control over certain XTANDI-related financial information needed to prepare the Company’s financial statements and related disclosures, including information regarding gross sales, net sales, gross-to-net deductions and shared U.S. development and commercialization costs incurred by Astellas. The Company is dependent on Astellas to provide it with such information in a timely and accurate manner for use in preparing the Company’s financial statements and disclosures. Certain of this information provided by Astellas is subject to estimates, including estimates used in determining gross-to-net deductions such as payor mix, discounts (including legally mandated discounts to government entities), returns, chargebacks, rebates, and participation levels in patient assistance programs, and estimates regarding accrued development and commercialization costs incurred by Astellas. Under the Astellas Collaboration Agreement, such estimates are reassessed periodically and trued-up as appropriate in accordance with Astellas’ internal accounting policies, as consistently applied. Should Astellas fail to provide the Company with any such financial information in a timely manner, or should any such financial information provided by Astellas, or any of the estimates upon which such financial information was based, prove to be inaccurate, the Company could be required to record adjustments in future periods and may be required to restate its results for prior periods.

(n) Research and Development Expenses

R&D expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs, milestone-related payments to the licensor of the Company’s enzalutamide technology, and other consulting services. Research and development costs are expensed as incurred. In instances where the Company enters into agreements with third parties to provide research and development services to it, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include up-front payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

The Company’s accruals for clinical trials and other research and development activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and contract research organizations. In the normal course of business the Company contracts with third parties to perform various research and development activities in the on-going development of its product candidates, including without limitation, third party clinical trial centers and contract research organizations that perform and administer the Company’s clinical trials on its behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under these agreements depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials and other research and development activities are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the specific agreement.

The Company’s estimates are dependent upon the timeliness and accuracy of data provided by third parties regarding the status and cost of studies, and may not match the actual services performed by the organizations. This could result in adjustment to the Company’s research and development expense in future periods. The Company has had no significant adjustments to previously recorded amounts.

(o) Stock-Based Compensation

The Company has granted stock options, restricted stock units, performance share awards and stock appreciation rights pursuant to the terms of the Medivation Equity Incentive Plan. The Company accounts for stock-based compensation awards in accordance with ASC 718, “Stock Compensation.”

Stock-based compensation expense associated with stock options is based on the estimated grant date fair value using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, option term, risk-free interest rate and dividend yield. The Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

Stock-based compensation expense associated with restricted stock units is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. For restricted stock units, the Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

Performance share awards allow the recipients of such awards to earn fully vested shares of the Company’s common stock upon the achievement of pre-established performance objectives. Stock-based compensation expense associated with performance share awards is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date, and is recognized upon a point in which the performance objective is believed to be achieved. The Company evaluates on a quarterly basis the probability of achieving the performance criteria. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate.

The fair value of stock-settled and cash-settled stock appreciation rights is initially measured on the grant date using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, option term, risk-free interest rate and dividend yield. Similar to stock options, compensation expense for stock-settled stock appreciation rights is recognized over the vesting period of the awards that are ultimately expected to vest based on the grant-date fair value. Cash-settled stock appreciation rights are liability-classified awards for which compensation expense and the liability are remeasured at each reporting date through the date of settlement based on the portion of the requisite service period rendered. Upon the conversion of cash-settled stock appreciation rights to stock-settled stock appreciation rights, the awards are remeasured using the then-current Black-Scholes assumptions and the remeasured liability is reclassified to additional paid-in capital.

The Company applies a forfeiture rate when determining stock-based compensation expense to account for an estimate of the granted awards not expected to vest. If actual forfeitures differ from the expected rate, the Company may be required to make additional adjustments to compensation expense in future periods.

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable; characteristics not present in the Company’s stock options or stock appreciation rights. If the model permitted consideration of the unique characteristics of employee stock options and stock appreciation rights, the resulting estimate of fair value of the stock options and stock appreciation rights could be different. In addition, if the Company had made different assumptions and estimates for use in the Black-Scholes valuation model, the amount of recognized and to be recognized stock-based compensation expense could have been different.

(p) Promotional and Advertising Costs

Promotional and advertising costs are classified as SG&A expenses and are expensed as incurred. Promotional and advertising expenses consist primarily of the costs of designing, producing and distributing materials promoting the Company or its products, including its corporate website. Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, the Company and its collaboration partners share certain commercialization costs, including certain promotional and advertising costs, in the United States. See Note 3, “Collaboration Agreements,” for additional information regarding cost-sharing with its collaboration partners.

(q) Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with the guidance provided by ASC 740-10, “Accounting for Income Taxes.” ASC 740-10 requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, is not expected to be realized.

The Company records a valuation allowance to reduce its deferred tax assets for the amount that it believes is more likely than not to be realized. Based on the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses since inception and continuing net loss, the Company has established and continues to maintain a full valuation allowance on its deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

(r) Recently Issued Accounting Pronouncements Impacting the Company

In June 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” with an objective of increasing the prominence of items reported in other comprehensive income, or OCI. This amendment provides companies with the option to present the total of comprehensive income, the components of net income and the components of OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, companies must present on the face of the financial statements items reclassified from OCI to net income in the section of the financial statements where the components of net income and OCI are presented, regardless of the option selected to present comprehensive income. The amended guidance related to the presentation of comprehensive income is applicable retrospectively and is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, which defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated OCI to enable the FASB time to re-deliberate the presentation requirements. The Company adopted this amended guidance retrospectively as of January 1, 2012. The adoption of this amended guidance impacted disclosure only and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. In February 2013, the FASB issued ASU No. 2013-02, which amends Topic 220 and requires companies to provide enhanced footnote disclosures to explain the effect of reclassification adjustments on OCI by component and provide tabular disclosure in the footnotes showing the effect of items reclassified from accumulated OCI on the line items of net income (loss). The provisions of this new guidance are effective for the Company as of January 1, 2013. The adoption of this guidance impacts disclosure only, and the Company does not expect it to have an impact on its consolidated financial position, results of operations, or cash flows.

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

3. COLLABORATION AGREEMENTS

(a) Collaboration Agreement with Astellas

In October 2009, the Company entered into the Astellas Collaboration Agreement pursuant to which it is collaborating with Astellas to develop and commercialize XTANDI globally. Under the agreement, decision making and economic participation differs between the U.S. market and the ex-U.S. market. In the United States, decisions are generally made by consensus, pre-tax profits and losses are shared equally, and, subject to certain exceptions, development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA) are also shared equally. The primary exceptions to equal cost sharing in the U.S. market are that each party bears its own commercial full-time equivalent, or FTE, costs, and that development costs supporting regulatory approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company and Astellas are co-promoting XTANDI in the U.S. market, with each company providing half of the sales and medical affairs effort in support of the product. Both the Company and Astellas are entitled to receive a fee for each qualifying detail made by its respective sales representatives. Outside the United States, decisions are generally made by Astellas and all development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA) are borne by Astellas. Astellas retains all ex-U.S. profits and losses, and pays the Company a tiered royalty ranging from the low teens to the low twenties on any aggregate net sales of XTANDI outside the United States, or ex-U.S. sales. Astellas has sole responsibility for promoting XTANDI outside the United States, and for recording all XTANDI sales both inside and outside the United States. Both the Company and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as XTANDI for the treatment of specified indications for a specified time period, subject to certain exceptions.

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in sales milestone payments. As of December 31, 2012, the Company had received an aggregate of $58.0 million in development milestone payments under the Astellas Collaboration Agreement. The Company expects that any of the remaining $277.0 million in substantive development milestone payments and the $320.0 million in sales milestone payments that the Company may earn in future periods will be recognized as revenue in their entirety in the period in which the underlying milestone event is achieved.

The remaining $277.0 million in substantive development milestone payments the Company is eligible to receive under the Astellas Collaboration Agreement are as follows:

Milestone Event	4th line prostate cancer patients(1)		3rd line prostate cancer patients(2)	2nd line prostate cancer patients(3)(4)
First acceptance for filing of a marketing application in:
The U.S.		(5)	$10 million	$15 million
The first major country in Europe		(5)	$5 million	$10 million
Japan	$5 million		$5 million	$10 million
First approval of a marketing application in:
The U.S.		(5)	$30 million	$60 million
The first major country in Europe	$15 million		$15 million	$30 million
Japan	$15 million		$15 million	$30 million

(1)	Defined as prostate cancer patients who meet each of the following three criteria: (a) prior treatment failure on either (i) one or more luteinizing hormone-releasing hormone, or LHRH, analog drugs or (ii) surgical castration; (b) prior treatment failure on one or more androgen receptor antagonist drugs; and (c) prior treatment failure on chemotherapy.

(2)	Defined as prostate cancer patients who meet each of the following three criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; (b) prior treatment failure on one or more androgen receptor antagonist drugs; and (c) no prior exposure to chemotherapy for prostate cancer.
(3)	Defined as prostate cancer patients who meet each of the following two criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; and (b) no prior treatment failure on one or more androgen receptor antagonist drugs.
(4)	An additional milestone payment of $7 million is payable upon the first to occur of: (a) first approval of a marketing application in the United States with a label encompassing 2nd line prostate cancer patients; (b) first approval of a marketing application in the first major country in Europe with a label encompassing 2nd line prostate cancer patients; (c) first approval of a marketing application in Japan with a label encompassing 2nd line prostate cancer patients; or (d) first patient dosed in a Phase 3 clinical trial other than the PREVAIL trial that is designed specifically to support receipt of marketing approval in 2nd line patients.
(5)	These milestone payments totaling $58.0 million have been previously earned and the related payments have been received.

Under the Company’s license agreement with UCLA, and subsequent amendments to this agreement, the Company is required to share with UCLA ten percent of the development milestone payments that the Company earns under the Astellas Collaboration Agreement. In ongoing litigation with UCLA initiated by the Company, UCLA has alleged in a counterclaim that the Company is also required to share with UCLA ten percent of any sales milestone payments the Company may receive under the Astellas Collaboration Agreement. The Company disputes this allegation, and intends to defend its position vigorously. For more information about this litigation, see Note 12, “Commitments and Contingencies.” During the year ended December 31, 2012, the Company recorded an aggregate of $6.5 million in milestone-related payments to UCLA within R&D expenses in the consolidated statements of operations. This amount consisted of $4.5 million representing UCLA’s ten percent share of the $45.0 million in substantive development milestone payments the Company earned during that period under the Astellas Collaboration Agreement, plus a $2.0 million milestone payment under the UCLA license agreement for receipt of regulatory approval to commercialize XTANDI in the U.S. During the years ended December 31, 2011 and 2010, the Company recorded $0.3 million and $1.0 million, respectively, of milestone-related payments to UCLA within R&D expenses in the consolidated statements of operations, representing UCLA’s ten percent share of development milestone payments received from Astellas for the respective period.

The Company and Astellas are each permitted to terminate the Astellas Collaboration Agreement for an uncured material breach by the other party or for the insolvency of the other party. Astellas has a right to terminate the Astellas Collaboration Agreement unilaterally by advance written notice to the Company, but, except in certain specified circumstances, generally cannot exercise that termination right until the first anniversary of XTANDI’s first commercial sale. Following any termination of the Astellas Collaboration Agreement in its entirety, all rights to develop and commercialize XTANDI will revert to the Company, and Astellas will grant a license to the Company to enable it to continue such development and commercialization. In addition, except in the case of a termination by Astellas for the Company’s material breach, Astellas will supply XTANDI to the Company during a specified transition period.

Unless terminated earlier by the Company or Astellas pursuant to the terms thereof, the Astellas Collaboration Agreement will remain in effect: (a) in the United States, until such time as Astellas notifies the Company that Astellas has permanently stopped selling products covered by the Astellas Collaboration Agreement in the United States; and (b) in each other country of the world, on a country-by-country basis, until such time as (i) products covered by the Astellas Collaboration Agreement cease to be protected by patents or regulatory exclusivity in such country and (ii) commercial sales of generic equivalent products have commenced in such country.

(b) Former Collaboration Agreement with Pfizer

The Company entered into a collaboration agreement with Pfizer in October 2008. Under the terms of the agreement, the Company and Pfizer agreed to collaborate on the development and commercialization of its former product candidate dimebon for the treatment of Alzheimer’s disease and Huntington disease for the U.S. market. Pfizer paid the Company a non-refundable, up-front cash payment of $225.0 million in the fourth quarter of 2008. Under the terms of the former collaboration agreement with Pfizer, the Company and Pfizer shared the costs and expenses of developing and commercializing dimebon for the U.S. market on a 60%/40% basis, with Pfizer assuming the larger share. In January 2012, Pfizer exercised its right to terminate the collaboration agreement and the Company and Pfizer discontinued development of dimebon for all indications due to the negative Phase 3 trial results in both indications.

(c) Collaboration Revenue

Collaboration revenue consists of three components: (a) collaboration revenue attributable to U.S. XTANDI sales; (b) collaboration revenue attributable to ex-U.S. XTANDI sales; and (c) collaboration revenue attributable to up-front and milestone payments.

Collaboration revenue was as follows for the periods presented:

	Years Ended December 31,
	2012	2011	2010
Collaboration revenue:
Attributable to U.S. XTANDI sales	$35,752	$—	$—
Attributable to ex-U.S. XTANDI sales	—	—	—
Attributable to up-front and milestone payments	145,944	60,389	62,508

Total	$181,696	$60,389	$62,508

Collaboration Revenue Attributable to U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. The Company and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, the Company and Astellas also share equally all XTANDI development and commercialization costs attributable to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA. The primary exceptions to 50/50 cost sharing are that each party bears its own commercial FTE costs, and that development costs supporting regulatory approvals in both the U.S. and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company recognizes collaboration revenue attributable to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to U.S. XTANDI sales consists of the Company’s share of pre-tax profits and losses from U.S. sales, plus reimbursement of the Company’s share of reimbursable U.S. development and commercialization costs. The Company’s collaboration revenue attributable to U.S. XTANDI sales in any given period will be mathematically equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

Collaboration revenue attributable to U.S. XTANDI sales for the year ended December 31, 2012, was as follows:

Year Ended December 31, 2012
Net U.S. sales (as reported by Astellas)	$71,504
Shared U.S. development and commercialization costs	(88,908)

Pre-tax U.S. profit (loss)	$(17,404)

Medivation’s share of pre-tax U.S. profit (loss)	$(8,702)
Reimbursement of Medivation’s share of shared U.S. costs	44,454

Collaboration revenue attributable to U.S. XTANDI sales	$35,752

Collaboration revenue attributable to U.S. XTANDI sales for the year ended December 31, 2012, represents U.S. XTANDI sales from September 13, 2012, when XTANDI first became available for shipment, through December 31, 2012. There was no collaboration revenue attributable to U.S. XTANDI sales for the years ended December 31, 2011 and 2010.

Collaboration Revenue Attributable to Ex-U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI sales. Astellas is responsible for all development and commercialization costs for XTANDI outside the U.S., including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA, and pays the Company a tiered royalty ranging from the low teens to the low twenties on net ex-U.S. XTANDI sales. The Company will recognize collaboration revenue attributable to ex-U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to ex-U.S. XTANDI sales consists of royalties from Astellas on those sales.

There was no collaboration revenue attributable to ex-U.S. XTANDI sales for the years ended December 31, 2012, 2011 or 2010.

Collaboration Revenue Attributable to Up-front and Milestone Payments

Through December 31, 2012, the Company has received an aggregate of $168.0 million of payments from Astellas, consisting of an up-front payment of $110.0 million and development milestone payments of $58.0 million, and $225.0 million of up-front payments under its former collaboration agreement with Pfizer. The following table summarizes collaboration revenue attributable to up-front and milestone payments for the periods presented:

	Years Ended December 31,
	2012	2011	2010
Collaboration revenue attributable to up-front and milestone payments:
From Astellas	$73,914	$24,374	$23,492
From Pfizer	72,030	36,015	39,016

Total	$145,944	$60,389	$62,508

Deferred revenue consisted of the following as of the dates presented:

	December 31,
	2012	2011
Current portion of deferred revenue:
From Astellas	$33,862	$23,747
From Pfizer	—	36,015

Total	$33,862	$59,762

Long-term portion of deferred revenue:
From Astellas	$8,465	$47,494
From Pfizer	—	36,015

Total	$8,465	$83,509

(d) Cost-Sharing Payments

The following table summarizes the reductions in R&D expenses related to cost-sharing payments for the periods presented:

	Years Ended December 31,
	2012	2011	2010
Development cost-sharing payments from Astellas	$47,473	$44,285	$34,125
Development cost-sharing payments from Pfizer	1,740	12,365	29,139

Total	$49,213	$56,650	$63,264

The following table summarizes the (increases) reductions in SG&A expenses related to cost-sharing payments for the periods presented:

	Years Ended December 31,
	2012	2011	2010
Commercialization cost-sharing payments (to) from Astellas	$(3,437)	$(472)	$520
Commercialization cost-sharing payments from (to) Pfizer	9	32	(1,084)

Total	$(3,428)	$(440)	$(564)

(e) Collaboration Receivables

At December 31, 2012 and 2011, collaboration receivables from Astellas and Pfizer were as follows:

	December 31,
	2012	2011
From Astellas	$35,458	$10,554
From Pfizer	—	1,991

Total	$35,458	$12,545

The amounts receivable at December 31, 2012, from Astellas were received in the first quarter of 2013.

4. NET INCOME (LOSS) PER COMMON SHARE

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

In periods in which the Company has net income, it uses the “if-converted” method in calculating the diluted net income (loss) per common share effect of the assumed conversion of the Convertible Notes because they can be settled in stock, cash or a combination thereof. Under the “if -converted” method, interest expense related to the Convertible Notes is added back to net income (loss), and the Convertible Notes are assumed to have been converted into common shares at the beginning of the period (or the issuance date) in periods in which there would be a dilutive effect.

Potentially dilutive common shares have been excluded from the diluted net loss per common share computations for the years ended December 31, 2012, 2011, and 2010 because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss in each of these years. Outstanding securities, and the number of potentially dilutive common shares underlying such securities, were as follows:

	December 31,
	2012	2011	2010
Stock options	7,038	8,604	10,083
Convertible Notes	5,050	—	—
Stock appreciation rights	884	525	—
Restricted stock units	374	203	346
Performance shares	—	125	—
Warrants	46	46	46

Total	13,392	9,503	10,475

5. CONVERTIBLE SENIOR NOTES DUE 2017

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

Holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding January 1, 2017 only upon the occurrence of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) upon the occurrence of specified corporate events; or (4) if the Company calls any

Convertible Notes for redemption, at any time until the close of business on the second business day preceding the redemption date. On or after January 1, 2017 until the close of business on the second business day immediately preceding the stated maturity date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances. At December 31, 2012, the Convertible Notes were not convertible.

Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The initial conversion rate was 9.7586 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $102.47 per share of common stock. On September 21, 2012, following the completion of a two-for-one forward split of the Company’s common stock, the conversion rate was adjusted to 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock. The conversion rate is subject to adjustment in certain events, such as distribution of dividends and stock splits. In addition, upon a Make-Whole Adjustment Event (as defined in the Indenture), the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Convertible Notes in connection with such Make-Whole Adjustment Event.

The debt and equity components of the Convertible Notes have been bifurcated and accounted for separately based on the authoritative accounting guidance in ASC 470-20, “Debt with Conversion and Other Options.” The $258.8 million aggregate principal amount of Convertible Notes was bifurcated between the debt component ($187.1 million) and the equity component ($71.7 million). The amount allocated to the debt component of $187.1 million was estimated based on the fair value of similar debt instruments that do not include an equity conversion feature. The Convertible Notes were recorded at an initial carrying value of $187.1 million, net of $71.7 million in debt discount. The debt discount will be accreted to the carrying value of the Convertible Notes as non-cash interest expense utilizing the effective yield amortization method over the period ending on April 1, 2017, which is the scheduled maturity date of the Convertible Notes. Debt discount amortized during the year ended December 31, 2012, was $8.9 million. At December 31, 2012, the carrying value of the Convertible Notes was $196.0 million, net of $62.7 million of unamortized debt discount.

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

After giving effect to the bifurcation described above, the effective interest rate on the Convertible Notes was 10.71% for the year ended December 31, 2012. The Company recognized total interest expense of $15.0 million for the year ended December 31, 2012, consisting of $5.3 million of interest expense based on the 2.625% coupon rate of the Convertible Notes and $9.7 million of non-cash interest expense related to the amortization of the debt discount and debt issuance costs.

The following table sets forth the interest expense that is expected to be recorded in the Company’s consolidated statements of operations with respect to the Convertible Notes for each of the periods presented in which they remain outstanding.

	Interest at Coupon Rate of 2.625%	Non-Cash Amortization of Debt Discount	Non-Cash Amortization of Debt Issuance Costs	Total Interest Expense
Expected interest expense for:
2013	$6,792	$12,408	$1,049	$20,249
2014	6,792	13,736	1,161	21,689
2015	6,792	15,207	1,286	23,285
2016	6,792	16,904	1,429	25,125
2017	1,699	4,488	379	6,566

Total	$28,867	$62,743	$5,304	$96,914

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following as of the dates presented:

	December 31,
	2012	2011
Leasehold improvements	$9,057	$630
Computer equipment and software	3,166	747
Furniture and fixtures	2,648	229
Construction in progress	281	164
Laboratory equipment	244	371

	15,396	2,141
Less: Accumulated depreciation and amortization	(2,134)	(1,421)

Total	$13,262	$720

7. ACCRUED EXPENSES

Accrued expenses consisted of the following as of the dates presented:

	December 31,
	2012	2011
Clinical and preclinical trials	$25,150	$21,453
Payroll and payroll-related	13,439	1,112
Interest payable	1,698	—
Accrued professional services and other liabilities	8,664	1,719

Total	$48,951	$24,284

8. STOCKHOLDERS’ EQUITY

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

Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at December 31, 2012.

(b) Medivation Equity Incentive Plan

The Medivation Equity Incentive Plan, which is stockholder-approved, provides for the issuance of options and other stock-based awards, including restricted stock units, performance share awards and stock appreciation rights. The Medivation Equity Incentive Plan is administered by the Board, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The vesting of all outstanding awards under the Medivation Equity Incentive Plan, including all outstanding options, restricted stock units, performance share awards and stock appreciation rights will accelerate, and all such share awards will become immediately exercisable, upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan.

On July 13, 2012, the Company’s stockholders approved an amendment and restatement of the Medivation Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the Medivation Equity Incentive Plan from 7,500,000 to 9,300,000. As a result of the two-for-one forward stock split described previously, the number of shares of common stock authorized for issuance under the Medivation Equity Incentive Plan was increased to 18,600,000 effective September 21, 2012. As a result of the stock split, the number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards was proportionally increased, and the exercise price per share thereof was proportionally decreased, in accordance with the terms of the Medivation Equity Incentive Plan. At December 31, 2012, approximately 1.9 million shares of common stock were available for issuance under the Medivation Equity Incentive Plan.

Stock Options

The Company has granted stock options pursuant to the terms of the Medivation Equity Incentive Plan. The terms of stock options granted under the Medivation Equity Incentive Plan cannot exceed ten years. Stock options generally have an exercise price equal to the fair market value of the Company’s common stock on the grant date, and generally vest over a period of four years.

The following table summarizes stock option activity for the year ended December 31, 2012, as adjusted to reflect the two-for-one forward stock split effected on September 21, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2011	8,603,616	$9.17
Granted	1,785,656	$44.43
Exercised	(3,143,360)	$7.01
Forfeited	(207,621)	$17.42

Options outstanding at December 31, 2012	7,038,291	$18.90	7.28	$229.6

Vested and exercisable at December 31, 2012	3,721,873	$10.41	5.88	$151.7

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted-average exercise price of the underlying awards and the closing price per share of $51.16 of the Company’s common stock on December 31, 2012. The amount is presented in millions.

Additional information regarding stock options is set forth below:

	Years Ended December 31,
	2012	2011	2010
Intrinsic value of options exercised	$116,867	$22,238	$8,584
Grant-date fair value of options vested	$10,795	$12,608	$13,730
Weighted-average grant-date fair value per share of options granted (split-adjusted)	$26.01	$6.88	$4.82

Restricted Stock Units

The Company has granted restricted stock units to employees pursuant to the terms of the Medivation Equity Incentive Plan. A restricted stock unit award is an agreement to issue shares of the Company’s common stock at the time of vesting. Restricted stock units generally vest in three equal installments on approximately the first, second and third anniversaries of the grant date.

The following table summarizes restricted stock unit activity for the year ended December 31, 2012, as adjusted to reflect the two-for-one forward stock split effected on September 21, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2011	203,234	$7.17
Granted	309,086	$47.19
Vested	(113,112)	$9.90
Forfeited	(25,583)	$12.90

Unvested at December 31, 2012	373,625	$39.06

The total fair value of restricted stock units that vested during the years ended December 31, 2012, 2011 and 2010 was $6.2 million, $2.4 million and $0.2 million, respectively.

Performance Share Awards

The Company granted performance share awards in 2011 to certain employees pursuant to the terms of the Medivation Equity Incentive Plan. The terms of the performance share awards provided for base case and upside case numbers of shares eligible to be earned based on the level of achievement of specified performance objectives related to commercial product sales and timelines. The number of performance shares eligible to be earned at the upside case level was based on achievement of the applicable performance objective by a specified date, and the number of performance shares eligible to be earned at the base case level was based on the achievement of the performance objective during the ten year term of the performance share awards. The performance shares under the awards were to be earned, if at all, upon determination by the Compensation Committee of the Board of Directors, or the Committee, of actual achievement of performance objectives, subject to specified change of control exceptions.

The following table summarizes performance share award activity for the year ended December 31, 2012, as adjusted to reflect the two-for-one forward stock split effected on September 21, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2011	125,000	$24.40
Earned	(83,332)	$24.40
Cancelled	(41,668)	$24.40

Unvested at December 31, 2012	—	—

During the year ended December 31, 2012, the Committee certified the actual achievement of performance objectives related to certain performance share awards at the upside case level. As a result, recipients earned a total of 83,332 shares of common stock. The total fair market value of performance share awards that vested during year ended December 31, 2012, was $4.7 million. In December 2012, the Committee cancelled all remaining performance share awards covering an aggregate of 41,668 shares of common stock.

Stock Appreciation Rights

The Company granted stock appreciation rights to certain employees pursuant to the terms of the Medivation Equity Incentive Plan. Stock appreciation rights give the holder the right, upon exercise, to receive the difference between the market price per share of the Company’s common stock at the time of exercise and the exercise price of the stock appreciation right. The exercise price of the stock appreciation right is equal to the market price of the Company’s common stock at the date of the grant. Initially, the stock appreciation rights were only settlable in cash. On July 13, 2012, upon approval of an increase in the number of shares of common stock available for issuance under the Medivation Equity Incentive Plan by the Company’s stockholders, the stock appreciation rights were converted to stock-settled awards.

The following table summarizes stock appreciation rights activity for the year ended December 31, 2012, as adjusted to reflect the two-for-one forward stock split effected on September 21, 2012:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2011	525,600	$24.40
Granted	387,400	$23.20
Forfeited	(29,400)	$23.20

Outstanding at December 31, 2012	883,600	$23.91	8.97	$24.1

Vested and exercisable at December 31, 2012	131,400	$24.40	8.95	$3.5

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted-average exercise price of the underlying awards and the closing price per share of $51.16 of the Company’s common stock on December 31, 2012. The amount is presented in millions.

The weighted-average grant date fair value per share of stock appreciation rights that were granted during the years ended December 31, 2012 and 2011 were $14.33 and $14.91, respectively. The weighted-average remeasurement-date fair value per share of cash-settled stock appreciation rights that were converted to stock-settled stock appreciation rights during 2012 was $32.94. The fair value (based on the remeasurement-date fair value per share) of stock appreciation rights that vested during the year ended December 31, 2012, was $4.3 million. No stock appreciation rights were granted during the year ended December 31, 2010.

Warrants

At December 31, 2012, warrants to purchase an aggregate of 45,808 shares of Medivation common stock at a weighted-average exercise price of $3.46 per share were outstanding. These outstanding warrants expire between 2014 and 2017.

Stock-Based Compensation

The Company estimated the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. The Black-Scholes assumptions used for stock options and stock appreciation rights granted and/or remeasured during the periods presented were:

	Years Ended December 31,
	2012	2011	2010
Expected volatility	66-73%	71-86%	71-72%
Expected term (in years)	5.3-5.5	5.6-6.0	6.0
Risk-free interest rate	0.68-1.01%	1.02-2.34%	1.48-2.39%
Expected dividend yield	—	—	—

Beginning in 2011, the Company has estimated expected volatility based on the historical price volatility of its common stock and implied volatility of its common stock inherent in the market price of publicly traded options in its common stock. In 2010, the Company also considered the historical price volatility of comparable companies’ common stock. The Company estimates expected term based on actual exercise experience and an assumption that unexercised options will remain outstanding for a period equal to the midpoint between the date the option vests in full and the contractual option termination date. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards at the time of grant. The Company uses a dividend yield of zero as it has no history or expectation of paying cash dividends on its common stock.

Stock-based compensation expense was as follows for the periods presented:

	Years Ended December 31,
	2012	2011	2010
Stock-based compensation expense recognized as:
R&D expenses	$11,998	$8,090	$7,629
SG&A expenses	11,680	5,795	5,901

Total	$23,678	$13,885	$13,530

At December 31, 2012, the unrecognized stock-based compensation expense related to awards granted under the Medivation Equity Incentive Plan totaled $79.0 million and is expected to be recognized as non-cash compensation expense over a weighted-average period of 3.1 years.

9. RETIREMENT PLAN

The Company has a defined contribution savings plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code, or IRC. The 401(k) Plan is for the benefit of all employees and permits voluntary contributions by employees up to 100% of their annual pretax compensation limited by the Internal Revenue Service, or the IRS, imposed maximum contribution. The Company matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company’s contributions and the employee contributions are fully vested when contributed. The plan assets are held in trust and invested as directed by the plan participants. Employer matching contributions to the plan were $1.3 million, $0.6 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

10. INCOME TAXES

The Company’s net loss before income tax (expense) benefit was $41.3 million, $43.2 million and $32.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Since inception, the Company has only generated pre-tax income (losses) in the U.S. and has not generated any pre-tax income (losses) outside the U.S. Income tax (expense) benefit for the periods presented consisted of the following:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$(7)	$4,309	$(5,012)
State	—	22	3,440

Total current	(7)	4,331	(1,572)
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total income tax (expense) benefit	$(7)	$4,331	$(1,572)

A reconciliation of the statutory Federal income tax rate of 35% to the Company’s effective income tax rates is as follows:

	Years Ended December 31,
	2012	2011	2010
Federal tax provision at statutory rate	35.00%	35.00%	35.00%
State taxes (net of Federal benefit)	10.81%	2.27%	(4.17%)
Change in tax reserve	(0.06%)	(0.94%)	(1.84%)
Orphan drug credit	0.25%	(0.70%)	(1.06%)
Stock-based compensation	1.50%	0.06%	(2.03%)
Non-deductible stock-based compensation	(1.86%)	0.20%	(0.98%)
Change in valuation allowance	(45.48%)	(29.94%)	(39.65%)
Research and development credits	—	7.05%	9.72%
Net proceeds from stockholder securities law settlement	—	(2.43%)	—
Other	(0.19%)	(0.53%)	0.17%

Benefit (provision) for taxes	(0.03)%	10.04%	(4.84%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets for Federal and state income taxes are follows:

	December 31,
	2012	2011
Deferred tax assets:
Deferred revenue	$15,491	$54,116
Net operating loss carry forward	72,232	30,767
Stock-based compensation	12,721	9,872
Research and development credits	13,897	11,280
Depreciation, amortization and other	109	133
Accruals and reserves	6,530	552

Total deferred tax assets	120,980	106,720
Less: valuation allowance	(98,671)	(106,720)

Total net deferred tax assets	22,309	—

Deferred tax liabilities
Convertible Notes	(22,309)	—

Total deferred tax liabilities	(22,309)	—

Net deferred tax assets	$—	$—

Recorded as:
Net current deferred tax assets (included in “Prepaid expenses and other current assets”)	$3,800	$—
Net non-current deferred tax assets	—	—
Net current deferred tax liabilities	—	—
Net non-current deferred tax liabilities (included in “Other non-current liabilities”)	(3,800)	—

Net deferred tax assets	$—	$—

As of December 31, 2012, the Company had Federal net operating loss carryforwards for tax return purposes of approximately $274.6 million, which will expire between 2031 and 2032, if not utilized. Also, as of December 31, 2012, the Company had state net operating loss carryforwards for tax return purposes of approximately $287.9 million, which will expire at various dates between the years 2015 and 2032, if not utilized. Included in these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of approximately $100.2 million and $68.9 million, respectively. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table above and will be recognized as a credit to additional paid-in capital when realized.

The income tax expense for 2012 was not significant. The income tax expense consists of interest accrued on unrecognized tax benefits. The difference in the effective tax rate for 2012 as compared to 2011 is primarily attributable to the benefit in 2011 due to the ability to carry back the current year Federal net operating loss to the prior two tax years.

The income tax benefit for 2011 was approximately $4.3 million, which was primarily due to the Company’s ability to carry back the current year Federal net operating loss to the prior two tax years.

Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $8.0 million in 2012, increased by $12.9 million in 2011 and increased by $12.9 million in 2010.

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

The following table summarizes activity related to the Company’s gross unrecognized tax positions:

	December 31,
	2012	2011	2010
Balance as of beginning of year	$3,936	$4,128	$889
Additions based on tax positions related to the current year	400	500	393
Additions based on tax position related to prior year	270	109	2,846
Decreases based on tax positions related to prior year	(4)	(801)	—

Balance as of end of year	$4,602	$3,936	$4,128

Approximately $0.6 million of the total gross unrecognized tax benefits at both December 31, 2012 and 2011, respectively, if recognized, would affect the effective tax rate. The Company does not anticipate a material change in unrecognized tax benefits during the next 12 months.

As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to Federal and state examination. At December 31, 2012, there are no Federal or state tax audits in process. The Company was audited by the Internal Revenue Service, or IRS, for the tax year of 2008. The audit was closed in 2011 with no adjustment.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in IRC Section 382. The Company completed Section 382 studies through December 31, 2011, and concluded that ownership changes occurred in 2004, 2007 and 2010. The ownership changes did not result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

The Company has Federal research and development credit and Orphan Drug credit carryforwards of approximately $14.0 million as of December 31, 2012. The Federal tax credit carryforwards expire between the years 2024 through 2032, if not utilized. In addition, the Company has California research and development credit carryforwards of approximately $5.2 million as of December 31, 2012. The California research credits do not expire. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed, renewing the Federal research and development tax credit retroactive to January 1, 2012. ASC 740-10-45-15, Income Taxes, requires that the effects of a change in tax laws or rates be recognized in the period that includes the enactment date; consequently, we have not recognized the benefit of the Federal research and development credit during the year ended December 31, 2012.

11. FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s cash equivalents and short-term investments, as well as the hierarchy for its financial instruments measured at fair value on a recurring basis:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
December 31, 2012:
Cash equivalents:
Money market funds	$48,693	$48,693	—	—
Short-term investments:
U.S. Treasury bills	$224,939	$224,939	—	—

December 31, 2011:
Cash equivalents:
Money market funds	$44,044	$44,044	—	—
Short-term investments:
U.S. Treasury bills	$74,996	$74,996	—	—

At December 31, 2012, the amortized cost and gross unrealized gain for available-for-sale securities, consisting of U.S. Treasury bills maturing in March and June of 2013, were $224.9 million and $0.0 million, respectively. At December 31, 2011, the amortized cost and gross unrealized gain for available-for-sale securities, consisting of U.S. Treasury bills maturing in January and May of 2012, were $75.0 million and $0.0 million, respectively.

In the table below, the Company has presented the fair value of other financial instruments that are not measured at fair value on a recurring basis.

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
December 31, 2012:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$22,608	$22,608	—	—
Liabilities:
Convertible Notes	$324,731	—	$324,731	—

December 31, 2011:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$26,092	$26,092	—	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivables from collaboration partners, accounts payable and accrued expenses approximate their carrying value. The estimated fair value of the Company’s Convertible Notes, including the equity component, was $324.7 million at December 31, 2012, and was determined using recent trading prices of the Convertible Notes.

12. COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

In December 2011, the Company entered into a non-cancelable lease agreement for approximately 57,000 square feet of office space located at 525 Market Street, San Francisco, California for its corporate headquarters. In September 2012, the Company entered into an amendment to this lease for an additional 29,000 square feet of office space. The lease agreement, as amended, expires in June 2019 and the Company has an option to extend the term of the lease for an additional five years. The Company is entitled to tenant improvement allowances of $3.5 million under the lease agreement, as amended. The Company records tenant improvement allowances as deferred rent and associated capital expenditures as leasehold improvements that will be amortized over the shorter of their useful life or the term of the lease. In connection with the execution of the initial lease and subsequent amendment, the Company delivered to the lessor letters of credit collateralized by restricted cash totaling $8.0 million.

In February 2012, the Company entered into a non-cancelable lease agreement for approximately 15,000 square feet of office space located in Oakbrook Terrace, Illinois for its commercial headquarters. The lease agreement expires in December 2019. As part of the lease agreement, the Company received a tenant improvement allowance of $0.8 million. The Company recorded the allowance as deferred rent and associated capital expenditures as leasehold improvements that will be amortized over the shorter of their useful life or the term of the lease. In connection with the execution of the lease, the Company delivered to the lessor a letter of credit collateralized by restricted cash totaling $0.8 million.

The Company also leases approximately 14,000 square feet of office space at the location of its former corporate headquarters at 201 Spear Street, San Francisco, California pursuant to a lease agreement that expires in May 2013, and utilizes approximately 9,000 square feet of laboratory space in India pursuant to an agreement that expires in December 2015.

The future minimum rentals under the Company’s non-cancelable operating leases at December 31, 2012, were as follows:

Years Ending December 31,	Annual Payments
2013	$6,549
2014	6,628
2015	6,722
2016	5,435
2017	5,529
2018 and thereafter	8,566

Total	$39,429

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $6.0 million, $2.8 million and $2.2 million, respectively. In addition to the future minimum rental payments included in the table above, certain lease agreements also require the Company to make additional payments during the lease term for taxes, insurance, and other operating expenses.

(b) Restricted Cash

The Company had outstanding letters of credit collateralized by restricted cash totaling $9.2 million and $6.0 million at December 31, 2012 and 2011, respectively, to secure various operating leases. At December 31, 2012, $0.3 million and $8.8 million of restricted cash associated with these letters of credit were classified as current and long-term assets, respectively, on the consolidated balance sheets. At December 31, 2011, $0.5 million and $5.5 million of restricted cash associated with these letters of credit were classified as current and long-term assets, respectively, on the consolidated balance sheets.

(c) License Agreement with UCLA

Under an August 2005 license agreement with UCLA, and subsequent amendments to this agreement, the Company’s subsidiary Medivation Prostate Therapeutics, Inc. holds an exclusive worldwide license under several UCLA patents and patent applications covering XTANDI and related compounds. Under the Astellas Collaboration Agreement, the Company granted Astellas a sublicense under the patent rights licensed to it by UCLA.

The Company is required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon achievement of certain development and regulatory milestone events with respect to XTANDI (all of which has been paid at December 31, 2012), (c) ten percent of the remaining $277.0 million in substantive development milestone payments that the Company is eligible to earn under the Astellas Collaboration Agreement, and (d) a four percent royalty on sales of XTANDI. Under the terms of the Astellas Collaboration Agreement, the Company shares this royalty obligation with Astellas 50/50 with respect to sales in the United States, and Astellas bears this entire royalty obligation with respect to sales outside of the United States. In addition, in ongoing litigation initiated by the Company, UCLA has filed a counterclaim alleging that the Company is also required to share with it ten percent of the $320.0 million in sales milestone payments that it is eligible to earn under the Astellas Collaboration Agreement. Additional information about this litigation is included below.

UCLA may terminate the agreement if the Company does not meet a general obligation to diligently proceed with the development, manufacturing and sale of licensed products, or if it commits any other uncured material breach of the agreement. The Company may terminate the agreement at any time upon advance written notice to UCLA. If neither party terminates the agreement early, the agreement will continue in force until the expiration of the last-to-expire patent.

(d) Litigation

The Company is party to legal proceedings, investigations, and claims in the ordinary course of its business, including the matters described below. The Company records accruals for outstanding legal matters when it believes that it is both probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made. For the matters described below, the liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters for which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect.

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

In May 2011, the Company filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. The Company’s allegations in this lawsuit include that it has exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, the Company filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. The Company seeks remedies including a declaration that it is the proper licensee of ARN-509, contractual remedies conferring to it exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against the Company seeking declaratory relief which, if granted, would require the Company to share with the Regents 10% of any sales milestone payments the Company may receive under the Astellas Collaboration Agreement. Under the Astellas Collaboration Agreement, the Company is eligible to receive up to $320.0 million in sales milestone payments. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012 and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor, and trial of Medivation’s claims against him, and of Regents’ cross-complaint, is scheduled to commence in April 2013.

While the Company believes it has meritorious positions with respect to the claims asserted against it and intends to advance its positions in these lawsuits vigorously, including on appeal, the process of resolving matters through litigation or other means is inherently uncertain, and it is not possible to predict the ultimate resolution of any such proceeding. The actual cost of defending the Company’s position may be significant, and the Company may not prevail. The Company believes it is entitled to coverage under its relevant insurance policies with respect to the putative securities class action lawsuits, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

13. PROCEEDS FROM STOCKHOLDER SECURITIES LAW SETTLEMENT

During the year ended December 31, 2011, the Company received net proceeds of $3.0 million from a securities law settlement involving trades in the Company’s stock by an unaffiliated stockholder. The Company recognized this amount in its financial statements through a credit to additional paid-in capital, with no impact to the Company’s statement of operations.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited quarterly results of operations of the Company for the years ended December 31, 2012 and 2011, respectively. The unaudited financial information is prepared on the same basis as the audited consolidated financial statements. The Company’s operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. All share and per share amounts have been retroactively adjusted to reflect the Company’s September 21, 2012 two-for-one forward stock split.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2012:
Collaboration revenue	$36,825	$42,912	$64,798	$37,161
Operating expenses	$(35,717)	$(43,887)	$(64,390)	$(63,916)
Income (loss) from operations	$1,108	$(975)	$408	$(26,755)
Net income (loss)	$440	$(5,500)	$(4,537)	$(31,660)
Basic net income (loss) per common share	$0.01	$(0.08)	$(0.06)	$(0.43)
Diluted net income (loss) per common share	$0.01	$(0.08)	$(0.06)	$(0.43)
Weighted-average common shares used in the calculation of basic net income (loss) per common share	71,907	72,770	73,697	74,489
Weighted-average common shares used in the calculation of diluted net income (loss) per common share	77,299	72,770	73,697	74,489

2011:
Collaboration revenue	$14,709	$15,799	$14,940	$14,941
Operating expenses	$(23,774)	$(26,175)	$(26,430)	$(26,940)
Loss from operations	$(9,065)	$(10,376)	$(11,490)	$(11,999)
Net loss	$(8,452)	$(9,474)	$(10,044)	$(10,871)
Basic and diluted net loss per common share	$(0.12)	$(0.14)	$(0.14)	$(0.15)
Weighted-average common shares used in the calculation of basic and diluted net loss per common share	69,325	69,776	69,818	70,749

Net income (loss) per common share amounts for the 2012 and 2011 quarters and full years have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average shares outstanding during each quarter due to the effect of potentially dilutive securities only in the periods in which such effect would be dilutive.

Exhibit Index

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(c)	8/15/2005

3.4	Amended and Restated Certificate of Designations of the Series B Convertible Preferred Stock of Orion Acquisition Corp. II	10-QSB	000-20837	3.1	(d)	8/15/2005

3.5	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1	(d)	2/19/2008

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-32836	3.1		9/24/2012

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-32836	3.2		9/24/2012

3.8	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2		3/16/2009

4.1	Common Stock Certificate.	10-Q	001-32839	4.1		5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1		12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1		3/19/2012

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior note due 2017).	8-K	001-32836	4.2		3/19/2012

10.1	Warrant to purchase Common Stock of Medivation, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004.	SB-2	333-122431	10.5	(a)	1/31/2005

10.2*	Warrant to purchase Common Stock of Medivation, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004.	SB-2	333-122431	10.6		1/31/2005

10.3*	Amended and Restated 2004 Equity Incentive Award Plan.	8-K	001-32836	10.1		7/18/2012

10.4*	Form of Stock Option Agreement under the 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7	(b)	2/11/2005

10.5*	Form of Stock Option Agreement for Early Exercisable Options under the Amended and Restated 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7	(c)	2/11/2005

10.6**	Amended and Restated Collaboration Agreement, dated as of October 20, 2008, between Medivation, Inc. and Pfizer Inc.	10-Q	001-32836	10.8		11/10/2008

10.7*	Change of Control Severance Benefits Agreement, dated as of February 2, 2009, between Medivation, Inc. and David Hung, M.D.	10-K	001-32836	10.11		3/16/2009

10.8*	Form of Medivation, Inc. Change of Control Severance Benefits Agreement.	10-K	001-32836	10.13		3/16/2009

10.9**	Collaboration Agreement, dated as of October 26, 2009, by and between Medivation, Inc. and Astellas US LLC.	10-K	001-32836	10.15		3/15/2010

10.10**	Amendment No. 1 to Collaboration Agreement, dated January 1, 2010, by and among Medivation, Inc., Astellas Pharma Inc. and Astellas US LLC	10-Q	001-32836	10.1		8/9/2011

10.11**	Amendment No. 2 to Collaboration Agreement, dated May 13, 2011, by and among Medivation, Inc., Astellas Pharma Inc. and Astellas US LLC	10-Q	001-32836	10.2		8/9/2011

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.12	Office Lease Agreement, dated as of November 2, 2009, by and between Medivation, Inc. and PPF OFF 345 Spear Street, LP.	10-K	001-32836	10.16	3/15/2010

10.13*	Compensation Information for Non-Employee Directors.	10-K	001-32836	10.13	2/29/2012

10.14**	Exclusive License Agreement, dated as of August 12, 2005, as amended through October 21, 2009, by and between Medivation, Inc. and The Regents of the University of California.	10-Q/A	001-32836	10.18	8/20/2010

10.15	Office Lease, dated April 18, 2007, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.16	3/16/2011

10.16	Sublease, dated November 10, 2008, by and between MacFarlane Partners Investment Management, LLC and Medivation, Inc.	10-K	001-32836	10.17	3/16/2011

10.17	First Amendment to Lease, dated September 16, 2009, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.18	3/16/2011

10.18	Second Amendment to Lease, dated November 30, 2010, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.19	3/16/2011

10.19*	Base Salaries for Fiscal Year 2011 for Certain Executive Officers.	10-K	001-32836	10.20	3/16/2011

10.20*	Medivation, Inc. 2011 Bonus Plan Summary.	10-K	001-32836	10.21	3/16/2011

10.21*	Form of Restricted Stock Unit Grant Notice and Agreement under the Amended and Restated 2004 Equity Incentive Award Plan.	10-K	001-32836	10.22	3/16/2011

10.22*	Separation Agreement, dated as of September 21, 2011, between Medivation, Inc. and Rohan Palekar.	8-K	001-32836	10.1	9/27/2011

10.23*	Bonuses for Fiscal Year 2011 and Base Salaries for Fiscal Year 2012 for Certain Executive Officers	8-K	001-32836	10.1	12/15/2011

10.24*	Medivation, Inc. 2012 Bonus Plan Summary	8-K	001-32836	10.2	12/15/2011

10.25*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2004 Equity Incentive Award Plan.	10-K	001-32836	10.22	3/16/2011

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.26*	Form of Performance Share Award Grant Notice and Agreement under the 2004 Equity Incentive Award Plan	10-K	001-32836	10.29	2/29/2012

10.27*	Form of Indemnification Agreement for directors and officers	10-K	001-32836	10.25	2/29/2012

10.28*	2012 Bonuses and 2013 Base Salaries for Named Executive Officers	8-K	001-32836	10.1	12/12/2012

10.29*	2013 Bonus Plan Summary	8-K	001-32836	10.2	12/12/2012

10.30*	Offer Letter, dated August 31, 2011, by and between Medivation, Inc. and Cheryl Cohen.	10-K	001-32836	10.26	2/29/2012

10.31	Office Lease, dated as of December 28, 2011, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.	10-K	001-32836	10.27	2/29/2012

10.32	Second Amendment to Lease, dated as of July 6, 2012, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.	10-Q	001-32836	10.2	11/9/2012

10.33	Third Amendment to Lease, dated as of September 27, 2012, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.	10-Q	001-32836	10.3	11/9/2012

12.1	Computation of Ratio of Earnings to Fixed Charges					X

21.1	Subsidiaries of Medivation, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page).					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this exhibit.
†	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.