Form 10-Q
period 2013-03-31
MEDIVATION, INC.
filed 2013-05-10
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013, 74,976,902 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

toc

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$111,524	$71,301
Short-term investments	159,957	224,939
Receivable from collaboration partner	40,142	35,458
Restricted cash	343	343
Prepaid expenses and other current assets	13,069	12,175

Total current assets	325,035	344,216
Property and equipment, net	16,472	13,262
Restricted cash, net of current	8,843	8,843
Other non-current assets	5,443	5,545

Total assets	$355,793	$371,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,157	$2,073
Accrued expenses and other current liabilities	54,927	48,951
Deferred revenue	33,862	33,862

Total current liabilities	91,946	84,886
Convertible Notes, net of unamortized discount of $59,802 and $62,743 at March 31, 2013 and December 31, 2012, respectively	198,948	196,007
Deferred revenue, net of current	—	8,465
Other non-current liabilities	8,323	8,863

Total liabilities	299,217	298,221
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 170,000,000 shares authorized; 74,957,571 and 74,774,939 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	750	748
Additional paid-in capital	374,528	364,412
Accumulated other comprehensive income	16	33
Accumulated deficit	(318,718)	(291,548)

Total stockholders’ equity	56,576	73,645

Total liabilities and stockholders’ equity	$355,793	$371,866

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Collaboration revenue	$46,154	$36,825
Operating expenses:
Research and development expenses	24,908	20,030
Selling, general and administrative expenses	43,568	15,687

Total operating expenses	68,476	35,717

(Loss) income from operations	(22,322)	1,108
Other income (expense), net:
Interest expense	(4,888)	(585)
Interest income	74	27
Other income (expense), net	(1)	(98)

Total other income (expense), net	(4,815)	(656)

Net (loss) income before income tax expense	(27,137)	452
Income tax expense	(33)	(12)

Net (loss) income	$(27,170)	$440

Basic net (loss) income per common share	$(0.36)	$0.01

Diluted net (loss) income per common share	$(0.36)	$0.01

Weighted-average common shares used in the calculation of basic net (loss) income per common share	74,824	71,907

Weighted-average common shares used in the calculation of diluted net (loss) income per common share	74,824	77,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net (loss) income	$(27,170)	$440
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities, net	(17)	(20)

Other comprehensive loss, net	(17)	(20)

Comprehensive (loss) income	$(27,187)	$420

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(27,170)	$440
Adjustments for non-cash operating items:
Amortization of deferred revenue	(8,465)	(36,825)
Stock-based compensation	8,296	4,336
Amortization of debt discount and debt issuance costs	3,190	359
Depreciation on property and equipment	678	117
Accretion of discount on securities	(66)	(13)
Loss on disposal of equipment	35	—
Changes in operating assets and liabilities:
Receivables from collaboration partners	(4,684)	(1,970)
Prepaid expenses and other current assets	(1,548)	961
Other non-current assets	(173)	92
Accounts payable	1,019	3,409
Accrued expenses and other current liabilities	1,843	8,844
Interest payable	1,698	226
Other non-current liabilities	140	(237)

Net cash used in operating activities	(25,207)	(20,261)

Cash flows from investing activities:
Purchases of short-term investments	(59,969)	(149,950)
Maturities of short-term investments	125,000	25,000
Purchases of property and equipment	(1,424)	(1,255)
Change in restricted cash	—	(816)

Net cash provided by (used in) investing activities	63,607	(127,021)

Cash flows from financing activities:
Proceeds from issuance of Convertible Notes, net	—	250,987
Financing transaction costs	—	(488)
Proceeds from issuance of common stock under Medivation Equity Incentive Plan	1,823	6,794

Net cash provided by financing activities	1,823	257,293

Net increase in cash and cash equivalents	40,223	110,011
Cash and cash equivalents at beginning of period	71,301	70,136

Cash and cash equivalents at end of period	$111,524	$180,147

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Property and equipment expenditures incurred but not yet paid	$2,499	$1,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

Medivation, Inc. (the “Company” or “Medivation”) is a biopharmaceutical company focused on the rapid development and commercialization of novel therapies to treat serious diseases for which there are limited treatment options. The Company selects technologies for development that meet three primary criteria, namely, the technology has: (a) in the judgment of the Company’s scientific leadership, an above-average likelihood of working; (b) strong intellectual property and/or data exclusivity protection; and (c) the ability to target one or more serious diseases for which existing technologies are suboptimal. When selecting technologies for development, the Company focuses primarily on those that it believes have the ability to enter human studies within 12-18 months. The Company considers technologies without regard to therapeutic indication or therapeutic modality (i.e., small molecules, biologics, medical devices, etc). The Company may develop technologies through its own internal research activities, or in-license technologies from academic institutions or other third parties. Once the Company selects a technology for development, it seeks to advance it quickly, strategically and cost-effectively to commercialization. The Company’s commercialization strategy for any of its product candidates that receive marketing approval will vary depending on the target customer base for that product candidate, the Company’s then current commercial capabilities, the extent to which the Company deems it prudent and cost-effective to build additional internal capabilities, and the availability, quality and cost of third-party commercialization partners.

The Company’s most advanced program is XTANDI® (enzalutamide) capsules, which is partnered with Astellas Pharma Inc., or Astellas. The Company in-licensed the intellectual property rights covering XTANDI in 2005, began its first clinical trial in 2007, entered into a collaboration agreement with Astellas in 2009, reported positive Phase 3 overall survival data in 2011 in patients with metastatic castration-resistant prostate cancer who have previously received docetaxel, or post-chemotherapy mCRPC patients, and on August 31, 2012, received regulatory approval from the U.S. Food and Drug Administration, or FDA, for the treatment of post-chemotherapy mCRPC patients. The Company and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. On April 25, 2013, the Committee for Medicinal Products for Human Use, or CHMP, recommended European Commission, or EC, approval for XTANDI for the treatment of adult men with metastatic castration-resistant prostate cancer whose disease has progressed on or after docetaxel therapy. The CHMP’s positive recommendation will be reviewed by the EC, which has the authority to approve medicines for the European Union. Marketing applications for XTANDI for the treatment of post-chemotherapy mCRPC patients are also under review in Switzerland, South Korea, Canada, and Brazil. Together with Astellas, the Company is also conducting multiple trials of enzalutamide in earlier prostate cancer disease states, including the Phase 3 PREVAIL trial in patients with mCRPC who have not received chemotherapy, or pre-chemotherapy mCRPC, and in patients with metastatic breast cancer. The Company also has ongoing programs with other agents in multiple different indications in early stages of research and development. These early-stage programs are unpartnered.

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

The Company has funded its operations primarily through public offerings of its common stock, the issuance of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, from up-front, development milestone and cost-sharing payments under its collaboration agreement with Astellas, or the Astellas Collaboration Agreement, and its former collaboration agreement with Pfizer and, subsequent to September 13, 2012, from collaboration revenue attributable to U.S. XTANDI sales. The Company has incurred cumulative net losses of $318.7 million through March 31, 2013, and expects to incur substantial additional losses for the foreseeable future as it continues to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and the Company’s early-stage technologies, and its corporate overhead costs. The Company does not know when, or if, it will become profitable, or whether XTANDI will be approved for sale in the U.S. market for any indication other than treatment of post-chemotherapy mCRPC patients, or will be approved for sale in any other market for any indication.

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

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or SEC, on February 28, 2013. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company operates in one operating segment.

All tabular disclosures of dollar and share amounts are presented in thousands, unless indicated otherwise. All per share amounts are presented at their actual amounts. The number of shares issuable under the Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, disclosed in Note 8, “Stockholder’s Equity” are presented at their actual amounts. Amounts presented herein may not calculate or sum precisely due to rounding.

(b) Use of Estimates

The preparation of unaudited consolidated financial statements in accordance with U.S. GAAP requires that management make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes that these estimates are reasonable, actual future results could differ from those estimates. In addition, had different estimates and assumptions been used, the unaudited consolidated financial statements could have differed materially from what is presented.

Estimates and assumptions used by management principally relate to: the performance periods of the Company’s deliverables under the Astellas Collaboration Agreement and its former collaboration agreement with Pfizer; collaboration revenue related to the Astellas Collaboration Agreement; services performed by third parties but not yet invoiced; the fair value and forfeiture rates of stock awards under the Medivation Equity Incentive Plan and the probability of attaining the performance objectives of performance share awards; the probability and potential magnitude of contingent liabilities; Convertible Notes, including the Company’s estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component; and deferred income taxes, income tax provisions and accruals for uncertain income tax positions.

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

Information regarding shares of common stock (except par value per share), additional paid-in-capital, and net (loss) income per common share for all periods presented reflects the two-for-one forward split of the Company’s common stock. The number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards was proportionally increased, and the exercise price per share thereof was proportionally decreased, in accordance with the terms of the Medivation Equity Incentive Plan. Following the completion of the two-for-one forward stock split, the conversion rate of the Company’s Convertible Notes was adjusted to 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock.

(d) Significant Accounting Policies

Reference is made to Note 2, “Summary of Significant Accounting Policies,” included in the notes to the Company’s audited consolidated financial statements included in its Annual Report. As of the date of the filing of this Quarterly Report on Form 10-Q, or the Quarterly Report, there were no significant changes to the significant accounting policies described in the Company’s Annual Report.

(e) Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02, “Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This amended guidance requires companies to provide enhanced footnote disclosures to explain the effect of reclassification adjustments out of other comprehensive income, or OCI, by component and provide tabular disclosure in the footnotes showing the effect of items reclassified from accumulated OCI on the line items of net income (loss). The Company adopted this amended guidance prospectively as of January 1, 2013. The adoption of this amended guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

(f) Out-of-Period Adjustment

In the first quarter of 2013, the Company recorded an out-of-period correcting adjustment that increased operating expenses and net loss by $3.6 million for the three months ended March 31, 2013. Management concluded that the adjustment is not material to the expected full year 2013 results or any previously reported financial statements.

NOTE 3 — COLLABORATION AGREEMENTS

(a) Collaboration Agreement with Astellas

In October 2009, the Company entered into the Astellas Collaboration Agreement pursuant to which it is collaborating with Astellas to develop and commercialize XTANDI globally. Under the agreement, decision making and economic participation differs between the U.S. market and the ex-U.S. market. In the United States, decisions are generally made by consensus, pre-tax profits and losses are shared equally, and, subject to certain exceptions, development and commercialization costs (including cost of goods sold and the royalty on net sales payable to The Regents of the University of California, or UCLA, under the Company’s license agreement with UCLA) are also shared equally. The primary exceptions to equal cost sharing in the U.S. market are that each party bears its own commercial full-time equivalent, or FTE, costs, and that development costs supporting regulatory approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company and Astellas are co-promoting XTANDI in the U.S. market, with each company providing half of the sales and medical affairs effort in support of the product. Both the Company and Astellas are entitled to receive a fee for each qualifying detail made by its respective sales representatives. Outside the United States, decisions are generally made by Astellas and all development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA) are borne by Astellas. Astellas retains all ex-U.S. profits and losses, and pays the Company a tiered royalty ranging from the low teens to the low twenties on any aggregate net sales of XTANDI outside the United States, or ex-U.S. sales. Astellas has sole responsibility for promoting XTANDI outside the United States, and for recording all XTANDI sales both inside and outside the United States. Both the Company and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as XTANDI for the treatment of specified indications for a specified time period, subject to certain exceptions.

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in sales milestone payments. As of March 31, 2013, the Company had received an aggregate of $58.0 million in development milestone payments under the Astellas Collaboration Agreement. The Company expects that any of the remaining $277.0 million in substantive development milestone payments and the $320.0 million in sales milestone payments that the Company may earn in future periods will be recognized as revenue in their entirety in the period in which the underlying milestone event is achieved.

The remaining $277.0 million in substantive development milestone payments the Company is eligible to receive under the Astellas Collaboration Agreement are as follows:

Milestone Event	4th line prostate cancer patients (1)	3rd line prostate cancer patients (2)	2nd line prostate cancer patients (3) (4)
First acceptance for filing of a marketing application in:
The U.S.	(5)	$10 million	$15 million
The first major country in Europe	(5)	$5 million	$10 million
Japan	$5 million	$5 million	$10 million
First approval of a marketing application in:
The U.S.	(5)	$30 million	$60 million
The first major country in Europe	$15 million	$15 million	$30 million
Japan	$15 million	$15 million	$30 million

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

(4)

An additional milestone payment of $7.0 million is payable upon the first to occur of: (a) first approval of a marketing application in the United States with a label encompassing 2nd line prostate cancer patients; (b) first approval of a marketing application in the first major country in Europe with a label encompassing 2nd line prostate cancer patients; (c) first approval of a marketing application in Japan with a label encompassing 2nd line prostate cancer patients; or (d) first patient dosed in a Phase 3 clinical trial other than the PREVAIL trial that is designed specifically to support receipt of marketing approval in 2nd line patients.

(5)	These milestone payments totaling $58.0 million have been previously earned and the related payments have been received.

Under the Company’s license agreement with UCLA, and subsequent amendments to this agreement, the Company is required to share with UCLA ten percent of the development milestone payments that the Company earns under the Astellas Collaboration Agreement. In ongoing litigation with UCLA initiated by the Company, UCLA has alleged in a cross-complaint that the Company is also required to share with UCLA ten percent of any sales milestone payments the Company may receive under the Astellas Collaboration Agreement. The Company disputes this allegation, and intends to defend its position vigorously. For more information about this litigation, see Note 11, “Commitments and Contingencies.”

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

Collaboration revenue was as follows:

	Three Months Ended March 31,
	2013	2012
Collaboration revenue:
Attributable to U.S. XTANDI sales	$37,689	$—
Attributable to ex-U.S. XTANDI sales	—	—
Attributable to up-front and milestone payments	8,465	36,825

Total	$46,154	$36,825

Collaboration Revenue Attributable to U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. The Company and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, the Company and Astellas also share equally all XTANDI development and commercialization costs attributable to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA. The primary exceptions to 50/50 cost sharing are that each party bears its own commercial FTE costs and that development costs supporting regulatory approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company recognizes collaboration revenue attributable to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to U.S. XTANDI sales consists of the Company’s share of pre-tax profits and losses from U.S. sales, plus reimbursement of the Company’s share of reimbursable U.S. development and commercialization costs. The Company’s collaboration revenue attributable to U.S. XTANDI sales in any given period will be mathematically equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

Collaboration revenue attributable to U.S. XTANDI sales was as follows:

Three Months Ended March 31, 2013
Net U.S. sales (as reported by Astellas)	$75,378
Shared U.S. development and commercialization costs	(57,670)

Pre-tax U.S. profit	$17,708

Medivation’s share of pre-tax U.S. profit	$8,854
Reimbursement of Medivation’s share of shared U.S. costs	28,835

Collaboration revenue attributable to U.S. XTANDI sales	$37,689

XTANDI first became available for shipment on September 13, 2012. There was no collaboration revenue attributable to U.S. XTANDI sales for the three months ended March 31, 2012.

Collaboration Revenue Attributable to Ex-U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI sales. Astellas is responsible for all development and commercialization costs for XTANDI outside the United States, including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA, and pays the Company a tiered royalty ranging from the low teens to the low twenties on net ex-U.S. XTANDI sales. The Company will recognize collaboration revenue attributable to ex-U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to ex-U.S. XTANDI sales consists of royalty payments from Astellas on those sales.

There was no collaboration revenue attributable to ex-U.S. XTANDI sales for the three months ended March 31, 2013 and 2012.

Collaboration Revenue Attributable to Up-front and Milestone Payments

The Company records non-refundable, up-front payments under its current and former collaboration agreements as deferred revenue and recognizes these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period. The Company’s performance period under the Astellas Collaboration Agreement began in the fourth quarter of 2009 and at March 31, 2013, management estimated that it would be completed in the first quarter of 2014. The Company’s performance period under its former agreement with Pfizer concluded in the third quarter of 2012 upon completion of the Company’s performance obligations.

The Company is eligible to receive milestone payments under the Astellas Collaboration Agreement based on the achievement of specified development, regulatory and commercial events. Management evaluated the nature of the events triggering these contingent payments, and concluded that these events fall into two categories: a) events which involve the performance of the Company’s obligations under the Astellas Collaboration Agreement, and (b) events which do not involve the performance of the Company’s obligations under the Astellas Collaboration Agreement.

The former category of milestone payments consists of those triggered by development and regulatory activities in the United States and by the acceptance for review of marketing applications in Europe and Japan. Management concluded that each of these payments, with one exception, constitute substantive milestones. This conclusion was based primarily on the facts that (i) each triggering event represents a specific outcome that can be achieved only through successful performance by the Company of one or more of its deliverables, (ii) achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to the Company, (iii) each of the milestone payments is non-refundable, (iv) substantial effort is required to complete each milestone, (v) the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, (vi) a substantial amount of time is expected to pass between the up-front payment and the potential milestone payments, and (vii) the milestone payments relate solely to past performance. Based on the foregoing, the Company recognizes any revenue from these milestone payments in the period in which the underlying triggering event occurs. The one exception is the milestone payment for initiation of the Phase 3 PREVAIL trial, an event which management deemed to be reasonably assured at the inception of the Astellas collaboration. This milestone payment was triggered in the third quarter of 2010, and the Company is recognizing the milestone payment as revenue on a straight-line basis over the estimated performance period of the Astellas Collaboration Agreement.

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

Through March 31, 2013, the Company has received an aggregate of $168.0 million of payments from Astellas, consisting of an up-front payment of $110.0 million and development milestone payments of $58.0 million, and $225.0 million of up-front payments under its former collaboration agreement with Pfizer. Collaboration revenue attributable to up-front and milestone payments was as follows:

	Three Months Ended March 31,
	2013	2012
Collaboration revenue attributable to up-front and milestone payments:
From Astellas	$8,465	$5,937
From Pfizer	—	30,888

Total	$8,465	$36,825

Deferred revenue under the Astellas Collaboration Agreement consisted of the following:

	March 31, 2013	December 31, 2012
Current	$33,862	$33,862
Long-term	—	8,465

Total	$33,862	$42,327

(d) Cost-Sharing Payments

Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, the Company and its collaboration partners share certain development and commercialization costs (including in the case of the Astellas Collaboration Agreement, cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA) in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared U.S. development and commercialization costs incurred. The Company’s policy is to account for cost-sharing payments to its collaboration partners as increases in expense in its consolidated statements of operations, while cost-sharing payments by its collaboration partners to the Company are accounted for as reductions in expense. Cost-sharing payments related to development activities and commercialization activities are recorded in research and development expenses, or R&D, and selling, general and administrative expenses, or SG&A, respectively.

The following table summarizes the reductions in R&D related to cost-sharing payments:

	Three Months Ended March 31,
	2013	2012
Development cost-sharing payments from Astellas	$7,238	$14,115
Development cost-sharing payments from Pfizer	—	1,327

Total	$7,238	$15,442

The following table summarizes the (increases) reductions in SG&A related to cost-sharing payments:

	Three Months Ended March 31,
	2013	2012
Commercialization cost-sharing payments to Astellas	$(4,785)	$(816)
Commercialization cost-sharing payments from Pfizer	—	4

Total	$(4,785)	$(812)

NOTE 4 — NET (LOSS) INCOME PER COMMON SHARE

The computation of basic net (loss) income per common share is based on the weighted-average number of common shares outstanding during each period. The computation of diluted net (loss) income per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, performance share awards, stock appreciation rights, warrants and shares issuable upon conversion of convertible debt.

In periods where the Company reported a net loss, all common stock equivalents and convertible securities are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal.

In periods in which the Company has net income, it uses the “if-converted” method in calculating the diluted net income per common share effect of the assumed conversion of the Convertible Notes because they can be settled in stock, cash or a combination thereof. Under the “if -converted” method, interest expense related to the Convertible Notes is added back to net income, and the Convertible Notes are assumed to have been converted into common shares at the beginning of the period (or the issuance date) in periods in which there would be a dilutive effect. For the three months ended March 31, 2012, the impact of the Convertible Notes has been excluded from the calculation of diluted net income per common share because the effect of their inclusion would be anti-dilutive.

The following table reconciles the denominator used to calculate diluted net (loss) income per common share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net (loss) income	$(27,170)	$440

Denominator:
Weighted-average common shares, basic	74,824	71,907
Dilutive effect of common stock equivalents	—	5,392

Weighted-average common shares, diluted	74,824	77,299

	Three Months Ended March 31,
	2013	2012
Net (loss) income per common share—basic	$(0.36)	$0.01

Net (loss) income per common share—diluted	$(0.36)	$0.01

Potentially dilutive common shares have been excluded from the diluted net loss per common share computation for the three months ended March 31, 2013 because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss during that period. Outstanding securities, and the number of potentially dilutive common shares underlying such securities, were as follows at March 31, 2013:

March 31,
2013
Stock options	6,898
Convertible Notes	5,050
Stock appreciation rights (1)	427
Restricted stock units	383
Warrants	46

Total	12,804

(1)

Consists of 426,951 shares to be issued upon the exercise of 874,092 outstanding stock appreciation rights, computed using the spread between the March 28, 2013 closing price of the Company’s common stock and the underlying exercise price of the stock appreciation rights.

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

Holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding January 1, 2017 only upon the occurrence of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) upon the occurrence of specified corporate events; or (4) if the Company calls any Convertible Notes for redemption, at any time until the close of business on the second business day preceding the redemption date. On or after January 1, 2017 until the close of business on the second business day immediately preceding the stated maturity date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances. At March 31, 2013, the Convertible Notes were not convertible.

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

The debt and equity components of the Convertible Notes have been bifurcated and accounted for separately based on the authoritative accounting guidance in Accounting Standards Codification, or ASC, 470-20, “Debt with Conversion and Other Options.” The $258.8 million aggregate principal amount of Convertible Notes was bifurcated between the debt component ($187.1 million) and the equity component ($71.7 million). The amount allocated to the debt component of $187.1 million was estimated based on the fair value of similar debt instruments that do not include an equity conversion feature. The Convertible Notes were recorded at an initial carrying value of $187.1 million, net of $71.7 million in debt discount. The debt discount will be accreted to the carrying value of the Convertible Notes as non-cash interest expense utilizing the effective yield amortization method over the period ending on April 1, 2017, which is the scheduled maturity date of the Convertible Notes. Debt discount amortized during the three months ended March 31, 2013 and 2012 was $2.9 million and $0.4 million, respectively. At March 31, 2013, the carrying value of the Convertible Notes was $198.9 million, net of $59.8 million of unamortized debt discount.

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

After giving effect to the bifurcation described above, the effective interest rate on the Convertible Notes was 10.71% for the three months ended March 31, 2013 and 2012. The Company recognized total interest expense of $4.9 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively, consisting of $1.7 and $0.2 million of interest expense, respectively, based on the 2.625% coupon rate of the Convertible Notes and $3.2 million and $0.4 million of non-cash interest expense, respectively, related to the amortization of the debt discount and debt issuance costs.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	March 31, 2013	December 31, 2012
Leasehold improvements	$9,080	$9,057
Construction in progress	3,870	281
Computer equipment and software	3,111	3,166
Furniture and fixtures	2,858	2,648
Laboratory equipment	244	244

	19,163	15,396
Less: Accumulated depreciation and amortization	(2,691)	(2,134)

Total	$16,472	$13,262

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2013	December 31, 2012
Clinical and preclinical trials	$24,622	$25,150
Payroll and payroll-related	14,195	13,439
Interest payable	3,396	1,698
Accrued professional services and other current liabilities	12,714	8,664

Total	$54,927	$48,951

NOTE 8 — STOCKHOLDERS’ EQUITY

(a) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at March 31, 2013.

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

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2012	7,038,291	$18.90
Granted	37,200	$52.46
Exercised	(177,815)	$10.25
Forfeited	—	—

Outstanding at March 31, 2013	6,897,676	$19.31	7.09	$195.7

Vested and exercisable at March 31, 2013	3,908,361	$11.12	5.86	$139.3

(1)

The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $46.76 of the Company’s common stock on March 28, 2013. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on March 28, 2013. The amounts are presented in millions.

The weighted-average grant-date fair value per share of options granted during the three months ended March 31, 2013 was $30.13.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2012	373,625	$39.06
Granted	9,600	$53.66
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2013	383,225	$39.43

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

The following table summarizes stock appreciation rights activity for the three months ended March 31, 2013:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2012	883,600	$23.91
Granted	—	—
Exercised	(9,508)	$23.20
Forfeited	—	—

Outstanding at March 31, 2013	874,092	$23.92	8.73	$20.0

Vested and exercisable at March 31, 2013	259,144	$23.96	8.72	$5.9

(1)

The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $46.76 of the Company’s common stock on March 28, 2013. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on March 28, 2013. The amounts are presented in millions.

The weighted-average grant-date fair value per share of stock appreciation rights granted during the three months ended March 31, 2012 was $14.33. The weighted-average remeasurement-date fair value per share of cash-settled stock appreciation rights remeasured at March 31, 2012 and later converted to stock-settled stock appreciation rights during 2012 was $26.23. No stock appreciation rights were granted or remeasured during the three months ended March 31, 2013.

Performance Share Awards

There were no outstanding performance share awards under the Medivation Equity Incentive Plan at either March 31, 2013 or December 31, 2012.

Warrants

At March 31, 2013, warrants to purchase an aggregate of 45,808 shares of Medivation common stock at a weighted-average exercise price of $3.46 per share were outstanding. These outstanding warrants expire between 2014 and 2017.

Stock-Based Compensation

The Company estimated the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the estimated stock price volatility, estimated term, estimated dividend yield and risk-free interest rate. The Black-Scholes assumptions used for stock options and stock appreciations rights granted and/or remeasured were as follows:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.93-0.94%	0.99-1.18%
Estimated term (in years)	5.24	5.48
Estimated volatility	68%	73%
Estimated dividend yield	—	—

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2013	2012
Stock-based compensation expense recognized as:
R&D	$3,818	$2,437
SG&A	4,478	1,899

Total	$8,296	$4,336

Unrecognized stock-based compensation expense totaled $73.4 million at March 31, 2013 and is expected to be recognized over a weighted-average period of 2.9 years.

NOTE 9 — INCOME TAXES

The Company calculates its quarterly tax provision in accordance with the guidance provided by ASC 740-270, “Interim Income Tax Accounting,” whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book (loss) income. The Company’s income tax expense for the three months ended March 31, 2013 and 2012 was not significant.

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

NOTE 10 — FAIR VALUE DISCLOSURES

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

The following table presents the Company’s cash equivalents and short-term investments, as well as the hierarchy for its financial instruments measured at fair value on a recurring basis:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
March 31, 2013:
Cash equivalents:
Money market funds	$46,393	$46,393	—	—
Short-term investments:
U.S. Treasury bills	$159,957	$159,957	—	—
December 31, 2012:
Cash equivalents:
Money market funds	$48,693	$48,693	—	—
Short-term investments:
U.S. Treasury bills	$224,939	$224,939	—	—

At March 31, 2013, the amortized cost and gross unrealized gain for available-for-sale securities, consisting of U.S. Treasury bills maturing in June and September of 2013, were $160.0 million and $0.0 million, respectively. At December 31, 2012, the amortized cost and gross unrealized gain for available-for-sale securities, consisting of U.S. Treasury bills maturing in March and June of 2013, were $224.9 million and $0.0 million, respectively.

In the table below, the Company has presented the fair value of other financial instruments that are not measured at fair value on a recurring basis.

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
March 31, 2013:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$65,131	$65,131	—	—
Liabilities:
Convertible Notes	$230,953	—	$230,953	—
December 31, 2012:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$22,608	$22,608	—	—
Liabilities:
Convertible Notes	$234,813	—	$234,813	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivables from collaboration partners, accounts payable and accrued expenses and other current liabilities approximate their carrying value. The estimated fair value of the Company’s Convertible Notes, including the equity component, was $319.4 million at March 31, 2013 and was determined using recent trading prices of the Convertible Notes. The fair value of the Convertible Notes included in the table above represents only the liability component of the Convertible Notes, because the equity component is included in stockholders’ equity on the consolidated balance sheets.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

The future minimum rentals under the Company’s non-cancelable operating leases at March 31, 2013 were as follows:

Years Ending December 31,	Annual Payments
2013 (remainder of year)	$5,349
2014	7,049
2015	7,142
2016	5,435
2017	5,529
2018 and thereafter	8,566

Total	$39,070

In addition to the future minimum rental payments included in the table above, certain lease agreements also require the Company to make additional payments during the lease term for taxes, insurance, and other operating expenses.

(b) Restricted Cash

The Company had outstanding letters of credit collateralized by restricted cash totaling $9.2 million at March 31, 2013 and December 31, 2012 to secure various operating leases, of which $0.3 million and $8.9 million of restricted cash associated with these letters of credit were classified as current and long-term assets, respectively, on the consolidated balance sheets at both March 31, 2013 and December 31, 2012.

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

The Company is required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon achievement of certain development and regulatory milestone events with respect to XTANDI (all of which has been paid as of March 31, 2013), (c) ten percent of the remaining $277.0 million in substantive development milestone payments that the Company is eligible to earn under the Astellas Collaboration Agreement, and (d) a four percent royalty on sales of XTANDI. Under the terms of the Astellas Collaboration Agreement, the Company shares this royalty obligation with Astellas 50/50 with respect to sales in the United States, and Astellas bears this entire royalty obligation with respect to sales outside of the United States. In addition, in ongoing litigation initiated by the Company, UCLA has filed a cross-complaint alleging that the Company is also required to share with it ten percent of the $320.0 million in sales milestone payments that it is eligible to earn under the Astellas Collaboration Agreement. Additional information about this litigation is included below.

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

In May 2011, the Company filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. The Company’s allegations in this lawsuit include that it has exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, the Company filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. The Company seeks remedies including a declaration that it is the proper licensee of ARN-509, contractual remedies conferring to it exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against the Company seeking declaratory relief which, if granted, would require the Company to share with the Regents 10% of any sales milestone payments the Company may receive under the Astellas Collaboration Agreement. Under the Astellas Collaboration Agreement, the Company is eligible to receive up to $320.0 million in sales milestone payments. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012 and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, the Company filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, and will file a Notice of Appeal of the summary judgment rulings in favor of Regents after the final judgment is entered on the Regent’s cross-complaint. Trial of the Regent’s cross-complaint against the Company is scheduled to commence in July 2013, and trial of the Company’s fraud and breach of contract claims against the remaining Regents professor is scheduled to commence in October 2013.

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

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K, or Annual Report, for the year ended December 31, 2012. The following discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” or similar words, or negatives of such terms or variations on such terms of comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the commercialization of XTANDI® (enzalutamide) capsules, or XTANDI, and the continuation and success of our collaboration with Astellas Pharma, Inc., or Astellas. The forward-looking statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, involve a number of risks, uncertainties and assumptions, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the results predicted by such statements will occur. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations, trading price of our common stock or of our 2.625% convertible senior notes due on April 17, 2017, or the Convertible Notes, is not necessarily indicative of future performance. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biopharmaceutical company focused on the rapid development and commercialization of novel therapies to treat serious diseases for which there are limited treatment options. We select technologies for development that meet three primary criteria, namely, the technology has: (a) in the judgment of our scientific leadership, an above-average likelihood of working; (b) strong intellectual property and/or data exclusivity protection; and (c) the ability to target one or more serious diseases for which existing treatments are suboptimal. When selecting technologies for development, we focus primarily on those we believe have the ability to enter human studies within 12-18 months. We consider technologies without regard to therapeutic indication or therapeutic modality (i.e., small molecules, biologics, medical devices, etc). We may develop technologies through our own internal research activities, or in-license technologies from academic institutions or other third parties. Once we select a technology for development, we seek to advance it quickly, strategically and cost-effectively to commercialization. Our commercialization strategy for any of our product candidates that receives marketing approval will vary depending on the target customer base for that product candidate, our then current internal commercial capabilities, the extent to which we deem it prudent and cost-effective to build additional internal commercial capabilities, and the availability, quality and cost of third-party commercialization partners.

Our most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which we have partnered with Astellas Pharma Inc., or Astellas. We in-licensed the intellectual property rights covering XTANDI in 2005, began our first clinical trial in 2007, entered into our collaboration agreement with Astellas, or the Astellas Collaboration Agreement, in 2009, reported positive Phase 3 overall survival data in 2011 in patients with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel, or post-chemotherapy mCRPC patients, and on August 31, 2012, received regulatory approval from the U.S. Food and Drug Administration, or FDA, for the treatment of post-chemotherapy mCRPC patients. We and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. On April 25, 2013, the Committee for Medicinal Products for Human Use, or CHMP, recommended European Commission, or EC, approval for XTANDI for the treatment of adult men with metastatic castration-resistant prostate cancer whose disease has progressed on or after docetaxel therapy. The CHMP’s positive recommendation will be reviewed by the EC, which has the authority to approve medicines for the European Union. Marketing applications for XTANDI for the treatment of post-chemotherapy mCRPC patients are also under review in Switzerland, South Korea, Canada, and Brazil. Together with Astellas, we are also conducting multiple trials of enzalutamide in earlier prostate cancer disease states, including the Phase 3 PREVAIL trial in patients with mCRPC who have not received chemotherapy, or pre-chemotherapy mCRPC patients, and in patients with metastatic breast cancer. We also have ongoing programs with other agents in multiple different indications in the early stages of research and development. These early-stage programs are unpartnered.

In January 2012, our former collaboration partner Pfizer, Inc., or Pfizer, exercised its right to terminate our collaboration agreement for the development and commercialization of dimebon for the treatment of Alzheimer’s disease and Huntington disease, due to negative Phase 3 trial results in both indications. We and Pfizer discontinued development of dimebon for all indications in January 2012, and completed the wind-down of our respective remaining collaboration activities in the third quarter of 2012.

Financial History

On August 31, 2012, the FDA approved XTANDI for the treatment of post-chemotherapy mCRPC patients. This was the first marketing approval for XTANDI anywhere in the world. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the U.S. on September 13, 2012. We did not generate any collaboration revenue attributable to U.S. XTANDI sales until the quarter ended September 30, 2012. We have funded our operations primarily through public offerings of our common stock, the issuance of our Convertible Notes, up-front, development milestone and cost-sharing payments under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer and, subsequent to September 13, 2012, collaboration revenue attributable to U.S. XTANDI sales.

We have incurred cumulative net losses of $318.7 million through March 31, 2013, and expect to incur substantial additional losses as we continue to finance the commercialization of XTANDI in the U.S market, clinical and preclinical studies of enzalutamide and our early stage technologies, and our corporate overhead costs. We do not know when, or if, we will become profitable, or whether XTANDI will be approved for sale in the U.S. market for any indication other than treatment of post-chemotherapy mCRPC patients or will be approved for sale in any other market for any indication.

Business Highlights

•

On February 13, 2013, we announced positive results at the American Society of Clinical Oncology 2013 Genitourinary Cancers Symposium from our Phase 2 trial in 67 men with advanced prostate cancer who had not received any previous hormonal therapies. In this study, 93% of men experienced a prostate-specific antigen, or PSA, response, with the median response being a PSA reduction of 99.6%.

•

On April 1, 2013, we announced we exceeded the protocol-specified number of radiographic progression-free survival, or PFS, events for the final analysis of the Phase 3 PREVAIL trial, and plan on conducting an interim overall survival, or OS, analysis in 2013. The PREVAIL trial is evaluating enzalutamide vs. placebo in 1,717 men with mCRPC who have not yet received chemotherapy, or pre-chemotherapy mCRPC. PREVAIL has co-primary endpoints of OS and PFS.

•

On January 31, 2013, April 22, 2013 and April 26, 2013, Kathryn E. Falberg, Dawn Graham and Wendy L. Yarno, respectively, were elected to the Medivation Board of Directors. Ms. Falberg is serving as chair of the Audit Committee, Ms. Graham is serving as chair of the Nominating and Corporate Governance Committee, and Ms. Yarno is serving as chair of the Compensation Committee.

•

On April 25, 2013, we received a positive opinion from the European Medicine Agency’s Committee for Medicinal Products for Human Use, recommending European Commission approval for XTANDI (enzalutamide) capsules for the treatment of adult men with post-chemotherapy mCRPC.

Financial Highlights

•

Net sales for XTANDI in the United States for the three months ended March 31, 2013, as reported by Astellas, were $75.4 million, an increase of $18.0 million, or 31%, from the quarter ended December 31, 2012.

•	Collaboration revenue for the three months ended March 31, 2013 was $46.2 million, an increase of $9.3 million, or 25%, from the prior year period.

•

Total operating expenses for the three months ended March 31, 2013 were $68.5 million, an increase of $32.8 million, or 92%, from the prior year period. Operating expenses included non-cash stock-based compensation of $8.3 million and $4.3 million for the three months ended March 31, 2013 and 2012, respectively.

•	Cash, cash equivalents and short-term investments were $271.5 million at March 31, 2013, a decrease of $24.7 million, or 8%, from $296.2 million at December 31, 2012.

Critical Accounting Policies and the Use of Estimates

The preparation of our consolidated financial statements and related footnotes requires us to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from these estimates under different assumptions or conditions. A detailed description of our significant accounting policies is included in the footnotes to our audited consolidated financial statements included in our Annual Report.

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

We have identified our most critical accounting policies and estimates upon which our financial statements depend as those relating to: revenue recognition, including estimates of the various deductions from gross sales used to calculate net sales of XTANDI, reliance on third-party information, and the estimated performance periods under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer; stock-based compensation; research and development expenses and accruals; litigation; Convertible Notes, including our estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component; and income taxes. For a discussion of our critical accounting policies and use of estimates, please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements applicable to us is included in Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

Collaboration Revenue

Collaboration revenue consists of three components: (a) collaboration revenue attributable to U.S. XTANDI sales; (b) collaboration revenue attributable to ex-U.S. XTANDI sales; and (c) collaboration revenue attributable to up-front and milestone payments.

Collaboration revenue was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Collaboration revenue:
Attributable to U.S. XTANDI sales	$37,689	$—
Attributable to ex-U.S. XTANDI sales	—	—
Attributable to up-front and milestone payments	8,465	36,825

Total	$46,154	$36,825

Collaboration Revenue Attributable to U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. We and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, we and Astellas also share equally all XTANDI development and commercialization costs attributable to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under our XTANDI license agreement. The primary exceptions to 50/50 cost sharing are that each party bears its own commercial full time equivalent, or FTE, cost, and that development costs supporting regulatory approvals in both the United States and either Europe or Japan are borne one-third by us and two-thirds by Astellas. Both we and Astellas are entitled to receive a fee for each qualifying detail made by our respective sales representatives. We recognize collaboration revenue attributable to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to U.S. XTANDI sales consists of our share of pre-tax profits and losses from U.S. sales, plus reimbursement of our share of reimbursable U.S. development and commercialization costs. Our collaboration revenue attributable to U.S. XTANDI sales in any given period will be mathematically equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

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

Net sales of XTANDI, in the United States, for the three months ended March 31, 2013, as reported by Astellas, were $75.4 million, an increase of $18.0 million, or 31%, from the quarter ended December 31, 2012. The increase in net sales was primarily the result of an increase in unit volume and a favorable gross-to-net adjustment taken by Astellas of $4.4 million, relating to prior quarters. XTANDI first became available for shipment on September 13, 2012, and therefore there was no collaboration revenue attributable to U.S. XTANDI sales for the three months ended March 31, 2012.

Collaboration revenue attributable to U.S. XTANDI sales was as follows (in thousands):

Three Months Ended March 31, 2013
Net U.S. sales (as reported by Astellas)	$75,378
Shared U.S. development and commercialization costs	(57,670)

Pre-tax U.S. profit	$17,708

Medivation’s share of pre-tax U.S. profit	$8,854
Reimbursement of Medivation’s share of shared U.S. costs	28,835

Collaboration revenue attributable to U.S. XTANDI sales	$37,689

Collaboration Revenue Attributable to Ex-U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI sales. Astellas is responsible for all development and commercialization costs for XTANDI outside the U.S., including cost of goods sold and the royalty on net sales payable to UCLA under our license agreement with UCLA, and pays us a tiered royalty ranging from the low teens to the low twenties on net ex-U.S. XTANDI sales. We will recognize collaboration revenue attributable to ex-U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to ex-U.S. XTANDI sales consists of royalty payments from Astellas on those sales.

Because XTANDI has not yet been approved for sale outside of the United States, there have been no collaboration revenues attributable to ex-U.S. XTANDI sales to date.

Collaboration Revenue Attributable to Up-front and Milestone Payments

We record non-refundable, up-front payments under our current and former collaboration agreements as deferred revenue and recognize these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period. We recognize as revenue milestone payments earned by us under the Astellas Collaboration Agreement in their entirety in the period in which the underlying milestone event is achieved, except that any milestone payments that (a) are related to the performance of our deliverables under the applicable collaboration agreement, (b) are triggered by events that occur during the performance period under the applicable collaboration agreement, and (c) do not constitute substantive milestones, which we record as deferred revenue and recognize as collaboration revenue on a straight-line basis over the expected performance period.

Collaboration revenue attributable to up-front and milestone payments was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Collaboration revenue attributable to up-front and milestone payments:
From Astellas	$8,465	$5,937
From Pfizer	—	30,888

Total	$8,465	$36,825

Collaboration revenue attributable to up-front and milestone payments from Astellas for the three months ended March 31, 2013 was $8.5 million, an increase of $2.5 million, or 43% from the prior year period. The increase was primarily attributable to a reduction in the estimated performance period from the fourth quarter of 2014 at March 31, 2012 to the first quarter of 2014 at March 31, 2013.

Collaboration revenue attributable to the up-front payment from Pfizer for the three months ended March 31, 2012 was $30.9 million. Amortization of the entire Pfizer up-front payment was completed upon completion of our performance obligations in the third quarter of 2012.

Deferred revenue under the Astellas Collaboration Agreement consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Current	$33,862	$33,862
Long-term	—	8,465

Total	$33,862	$42,327

Research and Development Expenses

Research and development, or R&D, expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Research and development expenses	$24,908	$20,030
Percentage change	24%

R&D expenses increased by $4.9 million, or 24%, to $24.9 million for the three months ended March 31, 2013 from $20.0 million for the prior year period. The increase was primarily due to increased personnel costs of $4.3 million due to higher staffing levels and payroll taxes, and increased clinical and preclinical development costs of $0.6 million.

R&D represented 36% and 56% of total operating expenses for the three months ended March 31, 2013 and 2012, respectively. R&D headcount increased to 111 full-time employees at March 31, 2013 from 85 full-time employees at March 31, 2012.

Under both the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer, we and our collaboration partners share certain development costs in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the shared U.S. development costs incurred. We recorded development cost-sharing payments from Astellas and Pfizer, and corresponding reductions in R&D, as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Development cost-sharing payments from Astellas	$7,238	$14,115
Development cost-sharing payments from Pfizer	—	1,327

Total	$7,238	$15,442

We have been engaged in two major R&D programs: the development of XTANDI for the treatment of prostate and breast cancer and the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease. Other R&D programs consist of earlier stage programs. R&D costs are identified as either directly allocable to one of our R&D programs or an indirect cost, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, milestone-related payments to the licensor of our enzalutamide technology, personnel costs (including both cash costs and non-cash stock-based compensation costs), contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs and other administrative and support costs. The following table summarizes the direct costs attributable to each program and total indirect costs (in thousands):

	Three Months Ended March 31,
	2013	2012
Direct costs:
XTANDI (enzalutamide)	$17,170	$13,515
Other	5,851	3,660
Dimebon (1)	25	1,015

Total direct costs	23,046	18,190
Indirect costs	1,862	1,840

Total	$24,908	$20,030

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

For a detailed discussion of the risks and uncertainties associated with the timing and cost of completing a product development plan, see Part II Item 1A, “Risk Factors—Risks Related to Our Future Product Development Candidates” of this Quarterly Report.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Selling, general and administrative expenses	$43,568	$15,687
Percentage change	178%

SG&A expenses increased by $27.9 million, or 178%, to $43.6 million in the three months ended March 31, 2013 from $15.7 million in the prior year period. The increase was primarily due to increased personnel costs of $12.4 million primarily resulting from higher staffing levels to support the U.S. commercial launch of XTANDI and increased payroll taxes, an $11.2 million increase in third-party sales and marketing expenses to support the U.S. commercial launch of XTANDI, $1.3 million of royalty expense to UCLA, increased legal fees of $1.2 million relating to our pending litigation against UCLA, one of its professors and Aragon Pharmaceuticals, Inc., and $0.6 million of cost-sharing payments to Astellas for XTANDI cost of goods sold.

SG&A represented 64% and 44% of total operating expenses for the three months ended March 31, 2013 and 2012, respectively. SG&A headcount increased to 163 full-time employees at March 31, 2013 from 69 full-time employees at March 31, 2012.

Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, we and our collaboration partners share certain commercialization costs in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the shared U.S. commercialization costs incurred. We recorded commercialization cost-sharing payments (to) from Astellas and Pfizer, and corresponding (increases) reductions in SG&A, as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Commercialization cost-sharing payments to Astellas	$(4,785)	$(816)
Commercialization cost-sharing payments from Pfizer	—	4

Total	$(4,785)	$(812)

Other Income (Expense), Net

The components of other income (expense), net are included in the following table (in thousands):

	Three Months Ended March 31,
	2013	2012
Other income (expense), net:
Coupon interest expense on Convertible Notes	$(1,698)	$(226)
Non-cash amortization of debt discount and issuance costs	(3,190)	(359)
Interest income	74	27
Other income (expense), net	(1)	(98)

Total	$(4,815)	$(656)

Other income (expense), net consists of coupon interest expense and non-cash interest expense on our Convertible Notes, which were issued in March 2012, interest income on our cash equivalents and short-term investment balances, and the impact of changes in foreign exchange rates on our foreign currency-denominated payables. The impact of foreign exchange rates on our results of operations fluctuates from period to period based upon our foreign currency exposures resulting from changes in applicable foreign exchange rates associated with our foreign currency denominated payables and was not significant during the periods presented.

Income Tax Expense

Income tax expense and effective income tax rate were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Income tax expense	$(33)	$(12)
Effective income tax rate	(0.14%)	(2.65%)

Income tax expense for the three months ended March 31, 2013 and 2012 was not significant.

Liquidity and Capital Resources

Sources of Liquidity and Access to Capital

We have incurred cumulative net losses of $318.7 million since inception through March 31, 2013, and expect to incur substantial additional losses for the foreseeable future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and early-stage technologies, and our corporate overhead costs. Our operating losses have had and will continue to have an adverse impact on our working capital, total assets, and stockholders’ equity. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the U.S. for the treatment of post-chemotherapy mCRPC patients on September 13, 2012. XTANDI’s sales and profit potential is unproven. We did not generate any collaboration revenue attributable to U.S. XTANDI sales until the third quarter of 2012. We do not know when, or if, we will become profitable, or whether XTANDI will be approved for sale in the U.S. market for any indication other than treatment of post-chemotherapy mCRPC patients or will be approved for sale in any other market for any indication. We may never achieve profitability and even if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis. We have funded our operations primarily through public offerings of our common stock, the issuance of our Convertible Notes, from the up-front, development milestone and cost-sharing payments under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer and, subsequent to September 13, 2012, from collaboration revenue attributable to U.S. XTANDI sales.

At March 31, 2013, our cash, cash equivalents and short-term investments were $271.5 million. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We invest our cash equivalents in highly liquid money market accounts and our short-term investments in highly liquid U.S. treasury securities. Based on our current expectations, we believe our capital resources at March 31, 2013 combined with our anticipated future cash flows will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of XTANDI in the U.S. market, potential XTANDI approvals in other markets and for other indications and potential receipt of profit-sharing, royalty and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash, cash equivalents and short-term investments earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the U.S., to expand our preclinical and clinical development activities for enzalutamide and other existing or potential future product candidates, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital at any time should we conclude that such capital is available on terms that we consider to be in the best interests of our company and our stockholders.

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

For a detailed discussion of the risks and uncertainties associated with our sources of liquidity and access to capital, see Part II, Item 1A, “Risk Factors—Risks Related to the Operation of Our Business.”

Cash Flow Analysis

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash (used in) provided by:
Operating activities	$(25,207)	$(20,261)
Investing activities	63,607	(127,021)
Financing activities	1,823	257,293

Net change in cash and cash equivalents	$40,223	$110,011

Net cash used in operating activities totaled $25.2 million for the three months ended March 31, 2013, which consisted of our net loss of $27.2 million and negative changes in our operating assets and liabilities of $1.7 million, partially offset by non-cash items of $3.7 million. Non-cash items consisted primarily of non-cash stock-based compensation expense of $8.3 million and non-cash interest expense on the Convertible Notes of $3.2 million, partially offset by non-cash amortization of deferred revenue of $8.5 million. The negative cash flow from changes in operating assets and liabilities of $1.7 million arose in the ordinary course of business.

Net cash used in operating activities totaled $20.3 million for the three months ended March 31, 2012, which consisted of non-cash items of $32.0 million, partially offset by our net income of $0.4 million and positive changes in operating assets and liabilities of $11.3 million. Non-cash items consisted primarily of non-cash amortization of deferred revenue of $36.8 million, partially offset by non-cash stock-based compensation expense of $4.3 million and non-cash interest on our Convertible Notes of $0.4 million. The positive cash flow from changes in operating assets and liabilities of $11.3 million arose in the ordinary course of business.

Net cash provided by investing activities totaled $63.6 million for the three months ended March 31, 2013, consisting of net maturities of short-term investments of $65.0 million, partially offset by $1.4 million of capital expenditures. Net cash used in investing activities totaled $127.0 million for the three months ended March 31, 2012, consisting of net purchases of short-term investments of $125.0 million, $1.2 million of capital expenditures and $0.8 million in letters of credit collateralized by restricted cash to secure operating leases.

Net cash provided by financing activities totaled $1.8 million for the three months ended March 31, 2013 and consisted of proceeds from the issuance of common stock under the Medivation Equity Incentive Plan. Net cash provided by financing activities totaled $257.3 million for the three months ended March 31, 2012, consisting of net proceeds of $251.0 million from the issuance of our Convertible Notes and $6.8 million in proceeds from the issuance of common stock under the Medivation Equity Incentive Plan, partially offset by $0.5 million in issuance costs related to our Convertible Notes.

Commitments and Contingencies

Our contractual cash obligations, commercial commitments and contingencies have not changed significantly from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contingencies” included in our Annual Report. Additional information regarding our commitments and contingencies is included in Notes 5 and 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our exposure to market risk has been limited. We currently do not use derivative financial instruments to hedge our market risk exposures. Our cash and investment policy emphasizes liquidity and the preservation of capital over other portfolio considerations. During the three months ended March 31, 2013, there were no material changes to our market risk from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report.

Interest Rate Risk

Our cash equivalents and short-term investments are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and U.S. Treasury securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at March 31, 2013. Due to the short-term, highly liquid nature of our investments, we do not believe that we are subject to any material market risk exposure related to interest rates.

On March 19, 2012, we completed the sale of $258.8 million aggregate principal amount of the Convertible Notes. The Convertible Notes bear interest at a fixed rate of 2.625% per annum, and as such, we are not exposed to changes in interest rates on the Convertible Notes.

Foreign Currency Exchange Risk

We currently do not have any material exposures to foreign currency rate fluctuations as we operate primarily in the United States. Although we conduct some R&D activities with vendors outside of the United States, most of our transactions are denominated in U.S. dollars. However, certain of our ex-U.S. clinical development activities are pursuant to contracts denominated in foreign currencies. We recorded foreign currency exchange losses of $0.1 million for the three months ended March 31, 2013 and 2012.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2011, we filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or UCLA, and one of its professors, alleging breach of contract and fraud claims, among others. Our allegations in this lawsuit include that we have exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, we filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. We seek remedies including a declaration that we are the proper licensee of ARN-509, contractual remedies conferring to us exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against us seeking declaratory relief which, if granted, would require us to share with it 10% of any sales milestone payments we may receive under the Astellas Collaboration Agreement. Under the Astellas Collaboration Agreement, we are eligible to receive up to $320.0 million in sales milestone payments. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012 and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in the dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, we filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, and we will file a Notice of Appeal of the summary judgment rulings in favor of Regents after final judgment is entered on the Regents’ cross-complaint. Trial of the Regents’ cross-complaint against us is scheduled to commence in July 2013, and trial of our fraud and breach of contract claims against the remaining Regents professor is scheduled to commence in October 2013.

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

Risks Related to XTANDI ® (enzalutamide) capsules

XTANDI ® (enzalutamide) capsules, our only approved product, has not been approved for sale anywhere outside the United States, and has been approved in the United States only to treat patients with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel-based chemotherapy, which we refer to as “post-chemotherapy mCRPC patients.” Our prospects are largely dependent on (a) successful commercialization of XTANDI in the United States to treat post-chemotherapy mCRPC patients, (b) obtaining regulatory approval of, and successfully commercializing, XTANDI outside the United States to treat post-chemotherapy mCRPC patients, and (c) obtaining regulatory approval of, and successfully commercializing, XTANDI both in and outside the United States to treat patients in other indications, such as in patients with mCRPC who have not yet received docetaxel, which we refer to as “pre-chemotherapy mCRPC patients.” If we are unsuccessful in achieving any one or more of these critical business objectives, our ability to generate significant revenue or achieve profitability would be adversely affected and our business may be harmed or fail. XTANDI is our only approved product. On August 31, 2012, we obtained approval from the United States Food and Drug Administration, or FDA, to market XTANDI to treat post-chemotherapy mCRPC patients. This is the only regulatory approval for XTANDI we have received anywhere in the world. Unless we and our collaboration partner, Astellas Pharma, Inc., or Astellas, can obtain regulatory approval of, and successfully commercialize, XTANDI to treat other patient populations within the United States, or any patient populations outside the United States, we would be solely dependent on U.S. sales of XTANDI to treat post-chemotherapy mCRPC patients to generate revenue and fund our operations.

In July 2012, the Marketing Authorisation Application, or MAA, for XTANDI submitted by Astellas to treat post-chemotherapy mCRPC patients was accepted for review by the European Medicines Agency, or EMA. On April 25, 2013, Astellas received a positive opinion from the EMA’s Committee for Medicinal Products for Human Use, or CHMP, recommending European Commission, or EC, approval for XTANDI (enzalutamide) capsules for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. The CHMP’s positive ruling will be reviewed by the EC, which has authority to approve medicines for the European Union. Despite the CHMP’s positive opinion and recommendation to the EC, we do not yet know when or if that MAA will be approved, or whether any approval would be subject to conditions that could negatively impact or effectively prevent successful commercialization of XTANDI in Europe to treat post-chemotherapy mCRPC patients.

Our ongoing Phase 3 PREVAIL trial is designed to generate data supporting global regulatory applications for XTANDI to treat pre-chemotherapy mCRPC patients. We do not yet know whether the results of the PREVAIL trial will be positive or whether those results, even if positive, will be sufficiently robust to obtain regulatory approvals for XTANDI in the United States or anywhere else in the world to treat pre-chemotherapy mCRPC patients. We believe that the commercial opportunity represented by pre-chemotherapy mCRPC patients is substantially larger than that represented by post-chemotherapy mCRPC patients, and thus that any failure to successfully obtain approval and commercialize XTANDI for the treatment of pre-chemotherapy mCRPC patients would have a particularly negative impact on our business and future prospects.

The commercialization of XTANDI for the treatment of post-chemotherapy mCRPC patients, pre-chemotherapy mCRPC patients (should it be approved for that population), or any other patient populations for which XTANDI may subsequently be approved may not be successful for a number of reasons, including:

•

we and our collaboration partner, Astellas, may not be able to establish or demonstrate in the medical community the safety and efficacy of XTANDI and its potential advantages over, and side effects compared to, competing therapeutics and products currently in clinical development for each applicable patient population;

•	our limited experience in marketing XTANDI for any patient population;

•	reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of XTANDI as compared to alternative treatment options;

•	changes or increases in regulatory restrictions;

•

changes to the label for XTANDI that further restrict how we and Astellas market XTANDI, including as a result of data collected from the safety study in patients with known risk factor(s) for seizure that the FDA required us to undertake as a post-marketing requirement or from any other ongoing or future studies;

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

XTANDI may not gain market acceptance and may fail to generate significant revenue. The commercial success of XTANDI will depend upon its acceptance by the medical community, patients and third-party payors as clinically useful, cost-effective and safe. The degree of market acceptance of any drug depends on a number of factors, such as:

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

Failure to attain market acceptance among the medical community, patients or third-party payors may have adverse impact on our operations and profitability. Although certain of our employees have commercialization experience, as a company we currently have only limited commercial capabilities. We may not be able to attract and retain qualified personnel to serve in our sales and marketing organization to effectively support our commercialization activities. If we are not successful in commercializing XTANDI, our future product revenue will suffer and we may incur significant losses.

XTANDI faces significant competition from other approved products and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. Companies are currently marketing, or expected to be marketing in the near future, products that compete directly with XTANDI, including some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson and Sanofi. There are also multiple additional small molecule and recombinant protein candidates in development targeting CRPC, including compounds already in Phase 3 clinical trials. Products and compounds are also being developed to compete with XTANDI in upstream populations for which we, and our partner Astellas, are or are considering developing XTANDI. We are competing, and expect to continue to compete, against multiple drugs that currently exist, as well as additional drugs currently in development, to treat post-chemotherapy mCRPC and pre-chemotherapy mCRPC. Competitive drugs already have acquired substantial shares in these markets, which may make it more difficult for us to compete successfully in these markets notwithstanding any positive results that we may generate from our clinical trials. In addition, we are competing and will continue to compete against multiple drugs currently being developed to treat pre-chemotherapy mCRPC and earlier prostate cancer disease states, as well as drugs that operate similarly to XTANDI. Bases upon which XTANDI would have to compete successfully include efficacy, safety, price and cost-effectiveness. We cannot guarantee that we, Astellas or any of our potential future partners will be able to compete successfully in the context of any of these factors. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

XTANDI may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors, and we are dependent upon Astellas for the execution of third-party payor access and reimbursement strategies for XTANDI. Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the United States. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services and many of those countries have nationalized health care systems in which the government pays for all such products and services and must approve product pricing. Our ability to successfully commercialize XTANDI for its approved indication depends, in part, on the extent to which coverage and reimbursement for XTANDI is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors. Significant uncertainty exists as to the coverage and reimbursement of newly approved prescription drug products.

In addition, even if third-party payors ultimately elect to cover and reimburse for XTANDI, most payors will not reimburse 100% of the cost, but rather require patients to pay a portion of the cost through a co-payment. Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of XTANDI financially difficult or impossible for certain patients, which would have a negative impact on sales of XTANDI. For example, in the United States there exists a coverage gap or “donut hole” in the Medicare Part D coverage for prescription medications for participants, which renews annually each January 1st. While in the donut hole Medicare Part D participants, which include many patients in XTANDI’s approved indication, may have to pay out of pocket a substantial portion of their prescription drug costs, which may discourage physicians from prescribing or patients for accessing XTANDI. It is increasingly difficult to obtain coverage and adequate reimbursement levels from third-party payors, and we may be unable to achieve these objectives.

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

Moreover, on August 2, 2011, the Budget Control Act of 2011 created, among other things, the Joint Select Committee on Deficit Reduction, to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, beginning on March 1, in 2013. Further, President Obama’s proposed budget for 2013 and certain proposed legislation would require drug manufacturers to pay to the Medicare program new rebates for certain outpatient drugs covered under Medicare Part D. These proposals would allow the Medicare program to benefit from the same, relatively higher, rebates that Medicaid receives for brand name and generic drugs provided to beneficiaries who receive the low-income subsidies under the Medicare Part D program and “dual eligible” beneficiaries (i.e., those who are eligible for both the Medicare and Medicaid programs.)

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

We generally do not have control over the resource or degree of effort that any of the specialty pharmacies and distributors may devote to XTANDI, and if their performance is substandard, this will adversely affect sales of XTANDI. If Astellas’ network of specialty pharmacies and distributors fails to adequately perform, it could negatively impact sales of XTANDI, which would negatively impact our business, results of our operations, cash flows and liquidity.

As a post-marketing commitment, we and Astellas are required to complete an open-label safety study of XTANDI in patients with known risk factor(s) or seizure and to report the results of that study to the FDA in 2019. If the results of this study reveal unacceptable safety risks, this could result in decreased commercial utilization of XTANDI for post-chemotherapy mCRPC, failure to obtain approval in other indications (including pre-chemotherapy mCRPC and breast cancer), and modifications to the existing label for post-chemotherapy mCRPC, including potentially a boxed warning. As part of the approval for XTANDI for the treatment of post-chemotherapy mCRPC patients, the FDA required us and Astellas to perform a post-marketing open-label, safety study of XTANDI (160mg/day) in patients who are with known risk factor(s) for seizure. We and Astellas have agreed to provide the data from this study in 2019 and submit periodic status reports to the FDA. Failure to conduct the post-approval study in a timely manner may result in substantial civil or criminal penalties. If the results of the post-approval study reveal unacceptable safety risks, we could be required by the FDA to perform additional tests or to modify the labeled indication for which XTANDI has already been approved to include additional restrictions, and /or to include a boxed warning, any one or more of which would seriously harm our business.

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

Risks Related to the Operation of our Business

We have a history of net losses and we may incur substantial losses in the foreseeable future as we continue our development and commercialization activities and may never achieve or maintain profitability. We have incurred cumulative net losses of $318.7 million since inception through March 31, 2013 and expect to incur substantial additional losses in the foreseeable future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and our early-stage technologies, and our corporate overhead costs. Our operating losses have had and will continue to have an adverse impact on our working capital, total assets and stockholders’ equity. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the U.S. for the treatment of post-chemotherapy mCRPC patients on September 13, 2012. XTANDI’s sales and profit potential is unproven. We did not generate any collaboration revenue attributable to U.S. XTANDI sales until the third quarter of 2012. We do not know when, or if, we will become profitable, or whether XTANDI will be approved for sale in the U.S. market for any indication other than treatment of post-chemotherapy mCRPC patients or will be approved for sale in any other market for any indication. We may never achieve profitability and even if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our significant level of indebtedness and operating lease obligations could adversely affect our financial condition. In addition, we may not have sufficient funds to service our indebtedness and lease obligations when payments are due. At March 31, 2013, we had outstanding $258.8 million of the Convertible Notes, and $39.1 million of minimum lease commitments under operating leases. We may also incur additional indebtedness to meet future financing needs. Our substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

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

Historically, we have financed our operations primarily through public offerings of our common stock, proceeds from the issuance of the Convertible Notes and from up-front, development milestone and cost-sharing payments received pursuant to our collaboration agreement with Astellas that we entered into in October 2009, or the Astellas Collaboration Agreement, and our former collaboration agreement with Pfizer. We did not generate any revenue attributable to XTANDI U.S. sales until the third quarter of 2012. The sales and profit potential of XTANDI is unproven. At March 31, 2013, we had cash, cash equivalents and short-term investments totaling $271.5 million available to fund our operations. Until we can generate a sufficient amount of profit and positive cash flows from sales of XTANDI, which we may never do, our ability to make payments on the Convertible Notes and our operating leases when they become due and to satisfy our other cash requirements will depend on our existing cash resources and future financing activity, if any.

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

Based on our current expectations, we believe our capital resources at March 31, 2013, combined with our anticipated future cash flows, will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of enzalutamide in the U.S. market, potential XTANDI approvals in other markets and for other indications, and potential receipt of profit sharing, royalty, and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash, cash equivalents and short-term investments earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for XTANDI and other existing or potential future product candidates, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash.

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

The proposed changes to financial accounting standards, if adopted, could require our operating leases to be recognized on our consolidated balance sheet. In addition to our significant level of indebtedness, we have significant obligations relating to our current operating leases. At March 31, 2013, we had minimum lease commitments of $39.1 million. These leases are classified as operating leases and disclosed in footnotes to our consolidated financial statements, but are not reflected as liabilities on our consolidated balance sheets.

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

Changes in our effective income tax rate could negatively impact our net income. We are subject to income taxes in various jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: interpretations of existing tax laws, changes in tax laws and rates, future levels of research and development expenditures, changes in the mix of earnings in countries with differing statutory tax rates in which we may conduct business, changes in the valuation of deferred tax assets and liabilities, changes in accounting standards and other items. The impact of our income tax provision resulting from these items may be significant and could have a negative impact on our net income.

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

We and our subsidiaries are engaged in a number of intercompany transactions. Although we believe that these transactions reflect arm’s length terms and that proper transfer pricing documentation is in place, which should be respected for tax purposes, the transfer prices and terms and conditions of such transactions may be scrutinized by tax authorities, which could result in additional tax and/or penalties becoming due.

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

In addition, our patents and patent applications, or those of our licensors, could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings, inter parties review, post grant review, derivation proceedings and pre-grant submissions. Any such challenge, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our patents and patent applications subject to the challenge. Any such challenges, regardless of their success, would likely be time-consuming and expensive to defend and resolve and would divert our management’s time and attention.

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

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results. Under Financial Accounting Standards Board Accounting Standards Codification 470-20, “Debt with Conversion and Other Options,” or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

In periods in which we report net income, we use the “if-converted” method in calculating the diluted net income per common share effect of the assumed conversion of our contingently Convertible Notes. Under the “if-converted” method, interest expense related to the Convertible Notes is added back to net income, and the Convertible Notes are assumed to be converted into common shares at the beginning of the period (or the issuance date). The use of the “if-converted” method could adversely impact our diluted net income per share should we report any net income.

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

ITEM 6.	EXHIBITS.

See the Exhibit List which follows the signature page of this Quarterly Report on Form 10Q, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2013	MEDIVATION, INC.

	By:	/s/ C. Patrick Machado
	Name:	C. Patrick Machado
	Title:	Chief Business Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1	(c)	8/15/2005

3.4	Amended and Restated Certificate of Designations of the Series B Convertible Preferred Stock of Orion Acquisition Corp. II	10-QSB	000-20837	3.1	(d)	8/15/2005

3.5	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1	(d)	2/19/2008

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-32836	3.1		9/24/2012

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-32836	3.2		9/24/2012

3.8	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2		3/16/2009

4.1	Common Stock Certificate	10-Q	001-32836	4.1		5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1		12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1		3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior notes due 2017).	8-K	001-32836	4.2		3/19/2012

10.1	Compensation Information for Non-Employee Directors.	8-K	001-32836	10.1		4/29/2013

12.1	Computation of Ratio of Earnings to Fixed Charges						X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).						X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).						X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.						X

101.INS	XBRL Instance Document.						X

101.SCH	XBRL Taxonomy Extension Schema Document.						X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.						X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.						X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.						X

†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.