Form 10-Q
period 2013-06-30
MEDIVATION, INC.
filed 2013-08-08
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 2, 2013, 75,212,035 shares of the registrant’s Common Stock, $0.01 par value per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$100,987	$71,301
Short-term investments	144,956	224,939
Receivable from collaboration partner	64,319	35,458
Restricted cash	343	343
Prepaid expenses and other current assets	14,711	12,175

Total current assets	325,316	344,216
Property and equipment, net	16,324	13,262
Restricted cash, net of current	9,899	8,843
Other non-current assets	6,369	5,545

Total assets	$357,908	$371,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,944	$2,073
Accrued expenses and other current liabilities	57,485	48,951
Deferred revenue	25,396	33,862

Total current liabilities	86,825	84,886
Convertible Notes, net of unamortized discount of $56,774 and $62,743 at June 30, 2013 and December 31, 2012, respectively	201,976	196,007
Deferred revenue, net of current	—	8,465
Other non-current liabilities	7,475	8,863

Total liabilities	296,276	298,221
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 170,000,000 shares authorized; 75,095,615 and 74,774,939 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	751	748
Additional paid-in capital	384,485	364,412
Accumulated other comprehensive income	12	33
Accumulated deficit	(323,616)	(291,548)

Total stockholders’ equity	61,632	73,645

Total liabilities and stockholders’ equity	$357,908	$371,866

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Collaboration revenue	$70,149	$42,912	$116,303	$79,737
Operating expenses:
Research and development expenses	28,205	21,550	53,113	41,580
Selling, general and administrative expenses	41,890	22,337	85,458	38,024

Total operating expenses	70,095	43,887	138,571	79,604

Income (loss) from operations	54	(975)	(22,268)	133
Other income (expense), net:
Interest expense	(4,982)	(4,688)	(9,870)	(5,273)
Interest income	52	56	126	83
Other income (expense), net	10	83	9	(15)

Total other income (expense), net	(4,920)	(4,549)	(9,735)	(5,205)

Net loss before income tax (expense) benefit	(4,866)	(5,524)	(32,003)	(5,072)
Income tax (expense) benefit	(32)	24	(65)	12

Net loss	$(4,898)	$(5,500)	$(32,068)	$(5,060)

Basic and diluted net loss per common share	$(0.07)	$(0.08)	$(0.43)	$(0.07)

Weighted average common shares used in the calculation of basic and diluted net loss per common share	75,013	72,770	74,919	72,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(4,898)	$(5,500)	$(32,068)	$(5,060)
Other comprehensive loss:
Change in unrealized (loss) gain on available-for-sale securities, net	(4)	10	(21)	(10)

Other comprehensive (loss) income, net	(4)	10	(21)	(10)

Comprehensive loss	$(4,902)	$(5,490)	$(32,089)	$(5,070)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(32,068)	$(5,060)
Adjustments for non-cash operating items:
Amortization of deferred revenue	(16,931)	(79,737)
Stock-based compensation	16,427	9,917
Amortization of debt discount and debt issuance costs	6,474	3,349
Depreciation on property and equipment	1,554	250
Accretion of discount on securities	(112)	(48)
Loss on disposal of equipment	35	—
Changes in operating assets and liabilities:
Receivable from collaboration partners	(28,861)	(1,956)
Prepaid expenses and other current assets	(3,733)	(1,982)
Other non-current assets	(1,383)	111
Accounts payable	1,871	314
Accrued expenses and other current liabilities	8,534	15,295
Interest payable	—	1,924
Other non-current liabilities	(137)	1,862

Net cash used in operating activities	(48,330)	(55,761)

Cash flows from investing activities:
Purchases of short-term investments	(144,926)	(199,914)
Maturities of short-term investments	225,000	75,000
Purchases of property and equipment	(4,651)	(5,825)
Change in restricted cash	(1,056)	(816)

Net cash provided by (used in) investing activities	74,367	(131,555)

Cash flows from financing activities:
Proceeds from issuance of Convertible Notes, net	—	250,987
Financing transaction costs	—	(614)
Proceeds from issuance of common stock under Medivation Equity Incentive Plan	3,649	11,326

Net cash provided by financing activities	3,649	261,699

Net increase in cash and cash equivalents	29,686	74,383
Cash and cash equivalents at beginning of period	71,301	70,136

Cash and cash equivalents at end of period	$100,987	$144,519

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Property and equipment expenditures incurred but not yet paid	$—	$6,220

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The Company’s most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which is partnered with Astellas Pharma Inc., or Astellas. The Company in-licensed the intellectual property rights covering XTANDI in 2005, began its first clinical trial in 2007, entered into a collaboration agreement with Astellas in 2009, reported positive Phase 3 overall survival data in 2011 in patients with metastatic castration-resistant prostate cancer who have previously received docetaxel, or post-chemotherapy mCRPC patients, and on August 31, 2012, received regulatory approval from the U.S. Food and Drug Administration, or FDA, for the treatment of post-chemotherapy mCRPC patients. The Company and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. On June 24, 2013, the Company announced that XTANDI was granted marketing authorization in the European Union, or EU, for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. XTANDI is approved in Canada and South Korea for the post-docetaxel indication and marketing applications for XTANDI are under review in Argentina, Australia, Brazil, Japan, South Africa and Switzerland. Together with Astellas, the Company is also conducting multiple trials of enzalutamide in earlier prostate cancer disease states, including the Phase 3 PREVAIL trial in patients with mCRPC who have not received chemotherapy, or pre-chemotherapy mCRPC, and in patients with metastatic breast cancer. The Company also has ongoing programs with other agents in multiple different indications in early stages of research and development. These early-stage programs are unpartnered.

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

The Company has funded its operations primarily through public offerings of its common stock, the issuance of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, from up-front, development milestone and cost-sharing payments under its collaboration agreement with Astellas, or the Astellas Collaboration Agreement, and its former collaboration agreement with Pfizer and, subsequent to September 13, 2012, from collaboration revenue attributable to XTANDI sales. The Company has incurred cumulative net losses of $323.6 million through June 30, 2013, and expects to incur substantial additional losses for the foreseeable future as it continues to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and the Company’s early-stage technologies, and its corporate overhead costs. The Company does not know when, or if, it will become profitable, or whether XTANDI will be approved for sale in the United States, EU, Canada, or South Korea for any indication other than treatment of post-chemotherapy mCRPC patients, or will be approved for sale in any other market for any indication.

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

All tabular disclosures of dollar and share amounts are presented in thousands, unless indicated otherwise. All per share amounts are presented at their actual amounts. The number of shares issuable under the Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, disclosed in Note 8, “Stockholder’s Equity,” are presented at their actual amounts. Amounts presented herein may not calculate or sum precisely due to rounding.

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

Estimates and assumptions used by management principally relate to: revenue recognition, including estimates of the various deductions from gross sales used to calculate net sales of XTANDI, reliance on third-party information, and the estimated performance periods of the Company’s deliverables under the Astellas Collaboration Agreement and its former collaboration agreement with Pfizer; services performed by third parties but not yet invoiced; the fair value and forfeiture rates of equity awards under the Medivation Equity Incentive Plan and the probability of attaining the performance objectives of performance share awards; the probability and potential magnitude of contingent liabilities; Convertible Notes, including the Company’s estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component; and deferred income taxes, income tax provisions and accruals for uncertain income tax positions.

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

Information regarding shares of common stock (except par value per share), additional paid-in-capital, and net loss per common share for all periods presented reflects the two-for-one forward split of the Company’s common stock. The number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards was proportionally increased, and the exercise price per share thereof was proportionally decreased, in accordance with the terms of the Medivation Equity Incentive Plan. Following the completion of the two-for-one forward stock split, the conversion rate of the Company’s Convertible Notes was adjusted to 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss, or NOL, carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

NOTE 3 — COLLABORATION AGREEMENTS

(a) Collaboration Agreement with Astellas

In October 2009, the Company entered into the Astellas Collaboration Agreement pursuant to which it is collaborating with Astellas to develop and commercialize XTANDI globally. Under the agreement, decision making and economic participation differs between the U.S. market and the ex-U.S. market. In the United States, decisions are generally made by consensus, pre-tax profits and losses are shared equally, and, subject to certain exceptions, development and commercialization costs (including cost of goods sold and the royalty on net sales payable to The Regents of the University of California, or UCLA, under the Company’s license agreement with UCLA) are also shared equally. The primary exceptions to equal cost sharing in the U.S. market are that each party bears its own commercial full-time equivalent, or FTE, costs, and that development costs supporting regulatory approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company and Astellas are co-promoting XTANDI in the U.S. market, with each company providing half of the sales and medical affairs effort in support of the product. Both the Company and Astellas are entitled to receive a fee for each qualifying detail made by its respective sales representatives. Outside the United States, decisions are generally made by Astellas and all development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA) are borne by Astellas. Astellas retains all ex-U.S. profits and losses, and pays the Company a tiered royalty ranging from the low teens to the low twenties on any aggregate net sales of XTANDI outside the United States, or ex-U.S. XTANDI sales. Astellas has sole responsibility for promoting XTANDI outside the United States, and for recording all XTANDI sales both inside and outside the United States. Both the Company and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as XTANDI for the treatment of specified indications for a specified time period, subject to certain exceptions.

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in sales milestone payments. As of June 30, 2013, the Company had received an aggregate of $63.0 million in development milestone payments under the Astellas Collaboration Agreement. In addition, at June 30, 2013, a $15.0 million development milestone payment was included in “receivable from collaboration partner” on the accompanying unaudited consolidated balance sheet. This development milestone payment was received during the third quarter of 2013. The Company expects that any of the remaining $257.0 million in development milestone payments and the $320.0 million in sales milestone payments that the Company may earn in future periods will be recognized as revenue in their entirety in the period in which the underlying milestone event is achieved.

The remaining $257.0 million in development milestone payments the Company is eligible to receive under the Astellas Collaboration Agreement are as follows:

Milestone Event	4th line prostate cancer patients (1)		3rd line prostate cancer patients (2)	2nd line prostate cancer patients (3) (4)
First acceptance for filing of a marketing application in:
The U.S.		(5)	$10 million	$15 million
The first major country in Europe		(5)	$5 million	$10 million
Japan		(5)	$5 million	$10 million
First approval of a marketing application in:
The U.S.		(5)	$30 million	$60 million
The first major country in Europe		(5)	$15 million	$30 million
Japan	$15 million		$15 million	$30 million

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

(5)

These milestone payments totaling $78.0 million have been previously earned and payments totaling $63.0 million had been received as of June 30, 2013. A $15.0 million milestone payment, which was included in “receivable from collaboration partner” on the accompanying unaudited consolidated balance sheet at June 30, 2013, was received during the third quarter of 2013.

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

Collaboration revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Collaboration revenue:
Attributable to U.S. XTANDI sales	$41,201	$—	$78,890	$—
Attributable to ex-U.S. XTANDI sales	482	—	482	—
Attributable to up-front and milestone payments	28,466	42,912	36,931	79,737

Total	$70,149	$42,912	$116,303	$79,737

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

Collaboration revenue attributable to U.S. XTANDI sales was as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net U.S. sales (as reported by Astellas)	$82,402	$157,780
Shared U.S. development and commercialization costs	(61,431)	(119,101)

Pre-tax U.S. profit	$20,971	$38,679

Medivation’s share of pre-tax U.S. profit	$10,486	$19,340
Reimbursement of Medivation’s share of shared U.S. costs	30,715	59,550

Collaboration revenue attributable to U.S. XTANDI sales	$41,201	$78,890

XTANDI first became available for shipment on September 13, 2012. There was no collaboration revenue attributable to U.S. XTANDI sales for the three and six months ended June 30, 2012.

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

Collaboration revenue attributable to ex-U.S. XTANDI sales was $0.5 million for the three and six months ended June 30, 2013. There was no collaboration revenue attributable to ex-U.S. XTANDI sales for the three and six months ended June 30, 2012.

Collaboration Revenue Attributable to Up-front and Milestone Payments

The Company records non-refundable, up-front payments under its current and former collaboration agreements as deferred revenue and recognizes these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period. The Company’s performance period under the Astellas Collaboration Agreement began in the fourth quarter of 2009 and at June 30, 2013, management estimated that it would be completed in the first quarter of 2014. The Company’s performance period under its former collaboration agreement with Pfizer concluded in the third quarter of 2012 upon completion of the Company’s performance obligations.

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

Through June 30, 2013, the Company has received an aggregate of $173.0 million of payments from Astellas, consisting of an up-front payment of $110.0 million and development milestone payments of $63.0 million, and a $225.0 million up-front payment under its former collaboration agreement with Pfizer. In addition, at June 30, 2013, a development milestone of $15.0 million was earned under the Astellas Collaboration Agreement and is included in collaboration revenue for the three and six months ended June 30, 2013. This amount is included in “receivable from collaboration partner” on the accompanying unaudited consolidated balance sheet at June 30, 2013 and was received during the third quarter of 2013.

Collaboration revenue attributable to up-front and milestone payments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Collaboration revenue attributable to up-front and milestone payments:
From Astellas	$28,466	$7,256	$36,931	$13,193
From Pfizer	—	35,656	—	66,544

Total	$28,466	$42,912	$36,931	$79,737

Deferred revenue under the Astellas Collaboration Agreement consisted of the following:

	June 30, 2013	December 31, 2012
Current	$25,396	$33,862
Long-term	—	8,465

Total	$25,396	$42,327

(d) Cost-Sharing Payments

Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, the Company and its collaboration partners share certain development and commercialization costs (including in the case of the Astellas Collaboration Agreement, cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA) in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared U.S. development and commercialization costs incurred. The Company’s policy is to account for cost-sharing payments to its collaboration partners as increases in expense in its consolidated statements of operations, while cost-sharing payments by its collaboration partners to the Company are accounted for as reductions in expense. Cost-sharing payments related to development activities and commercialization activities are recorded in research and development, or R&D, expenses, and selling, general and administrative, or SG&A, expenses, respectively.

The following table summarizes the reductions in R&D expenses related to development cost-sharing payments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Development cost-sharing payments from Astellas	$11,309	$14,013	$18,547	$28,128
Development cost-sharing payments from Pfizer	—	362	—	1,689

Total	$11,309	$14,375	$18,547	$29,817

The following table summarizes the (increases) reductions in SG&A expenses related to commercialization cost-sharing payments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercialization cost-sharing payments (to) from Astellas	$(3,791)	$146	$(8,576)	$(670)
Commercialization cost-sharing payments from Pfizer	—	5	—	9

Total	$(3,791)	$151	$(8,576)	$(661)

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

Potentially dilutive common shares have been excluded from the diluted net loss per common share computations for the three and six months ended June 30, 2013 and 2012 because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss during these periods. Outstanding securities, and the number of potentially dilutive common shares underlying such securities, were as follows:

	June 30,
	2013	2012
Stock options	7,049	7,348
Convertible Notes	5,050	5,050
Restricted stock units	446	250
Stock appreciation rights	442	—
Performance shares	—	84
Warrants	46	46

Total	13,033	12,778

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

Holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding January 1, 2017 only upon the occurrence of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) upon the occurrence of specified corporate events; or (4) if the Company calls any Convertible Notes for redemption, at any time until the close of business on the second business day preceding the redemption date. On or after January 1, 2017 until the close of business on the second business day immediately preceding the stated maturity date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances. At June 30, 2013, the Convertible Notes were not convertible.

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

The debt and equity components of the Convertible Notes have been bifurcated and accounted for separately based on the authoritative accounting guidance in Accounting Standards Codification, or ASC, 470-20, “Debt with Conversion and Other Options.” The $258.8 million aggregate principal amount of Convertible Notes was bifurcated between the debt component ($187.1 million) and the equity component ($71.7 million). The amount allocated to the debt component of $187.1 million was estimated based on the fair value of similar debt instruments that do not include an equity conversion feature. The Convertible Notes were recorded at an initial carrying value of $187.1 million, net of $71.7 million in debt discount. The debt discount will be accreted to the carrying value of the Convertible Notes as non-cash interest expense utilizing the effective yield amortization method over the period ending on April 1, 2017, which is the scheduled maturity date of the Convertible Notes. Debt discount amortized during the three and six months ended June 30, 2013 was $3.0 million and $6.0 million, respectively. Debt discount amortized during the three and six months ended June 30, 2012 was $2.7 million and $3.1 million, respectively. At June 30, 2013, the carrying value of the Convertible Notes was $202.0 million, net of $56.8 million of unamortized debt discount.

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

After giving effect to the bifurcation described above, the effective interest rate on the Convertible Notes was 10.71% for the three and six months ended June 30, 2013 and 2012. The Company recognized total interest expense of $5.0 million and $9.9 million for the three and six months ended June 30, 2013, respectively, consisting of $1.7 million and $3.4 million of interest expense, respectively, based on the 2.625% coupon rate of the Convertible Notes and $3.3 million and $6.5 million of non-cash interest expense, respectively, related to the amortization of the debt discount and debt issuance costs. The Company recognized total interest expense of $4.7 million and $5.3 million for the three and six months ended June 30, 2012, respectively, consisting of $1.7 and $1.9 million of interest expense, respectively, based on the 2.625% coupon rate of the Convertible Notes and $3.0 million and $3.4 million of non-cash interest expense, respectively, related to the amortization of the debt discount and debt issuance costs

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	June 30, 2013	December 31, 2012
Leasehold improvements	$11,959	$9,057
Furniture and fixtures	3,944	2,648
Computer equipment and software	3,606	3,166
Laboratory equipment	244	244
Construction in progress	138	281

	19,891	15,396
Less: Accumulated depreciation and amortization	(3,567)	(2,134)

Total	$16,324	$13,262

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2013	December 31, 2012
Clinical and preclinical trials	$29,043	$25,150
Payroll and payroll-related	12,682	13,439
Royalties payable	4,809	2,296
Interest payable	1,698	1,698
Accrued professional services and other current liabilities	9,253	6,368

Total	$57,485	$48,951

NOTE 8 — STOCKHOLDERS’ EQUITY

(a) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at June 30, 2013.

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

On June 28, 2013, the Company’s stockholders approved an amendment and restatement of the Medivation Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the Medivation Equity Incentive Plan from 18,600,000 to 19,150,000.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2012	7,038,291	$18.90
Granted	337,606	$49.75
Exercised	(308,914)	$11.82
Forfeited	(18,104)	$35.56

Outstanding at June 30, 2013	7,048,879	$20.65	6.95	$205.8

Vested and exercisable at June 30, 2013	4,093,583	$11.67	5.72	$153.6

(1)

The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $49.20 of the Company’s common stock on June 28, 2013. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on June 28, 2013. The amounts are presented in millions.

The weighted-average grant-date fair value per share of options granted during the six months ended June 30, 2013 was $30.57.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2012	373,625	$39.06
Granted	73,993	$50.94
Vested	—	—
Forfeited	(1,856)	$52.92

Unvested at June 30, 2013	445,762	$40.98

Stock Appreciation Rights

The Company granted stock appreciation rights to certain employees pursuant to the terms of the Medivation Equity Incentive Plan. Stock appreciation rights give the holder the right, upon exercise, to receive the difference between the market price per share of the Company’s common stock at the time of exercise and the exercise price of the stock appreciation right. The exercise price of the stock appreciation right is equal to the market price of the Company’s common stock at the date of the grant. The stock appreciation rights are settlable in shares of the Company’s common stock.

The following table summarizes stock appreciation rights activity for the six months ended June 30, 2013:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2012	883,600	$23.91
Granted	—	—
Exercised	(22,410)	$23.20
Forfeited	—	—

Outstanding at June 30, 2013	861,190	$23.93	8.48	$21.8

Vested and exercisable at June 30, 2013	294,790	$23.97	8.47	$7.4

(1)

The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $49.20 of the Company’s common stock on June 28, 2013. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on June 28, 2013. The amounts are presented in millions.

Performance Share Awards

There were no outstanding performance share awards under the Medivation Equity Incentive Plan at either June 30, 2013 or December 31, 2012.

Warrants

At June 30, 2013, warrants to purchase an aggregate of 45,808 shares of Medivation common stock at a weighted-average exercise price of $3.46 per share were outstanding. These outstanding warrants expire between 2014 and 2017.

Stock-Based Compensation

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the estimated stock price volatility, estimated term, estimated dividend yield and risk-free interest rate. The Black-Scholes assumptions used for stock options and stock appreciation rights granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	0.73-1.55%	0.83%	0.73-1.55%	0.83-1.01%
Estimated term (in years)	5.25-5.50	5.42	5.24-5.50	5.42-5.48
Estimated volatility	73-75%	71%	68-75%	71-73%
Estimated dividend yield	—	—	—	—

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense recognized as:
R&D expense	$3,619	$3,048	$7,437	$5,485
SG&A expense	4,512	2,533	8,990	4,432

Total	$8,131	$5,581	$16,427	$9,917

Unrecognized stock-based compensation expense totaled $77.2 million at June 30, 2013 and is expected to be recognized over a weighted-average period of 2.8 years.

(c) Medivation Employee Stock Purchase Plan

The Medivation, Inc. 2013 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s stockholders on June 28, 2013, permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the beginning or ending of a purchase period. Eligible employee contributions are limited on an annual basis to $25,000 in accordance with Section 423 of the Internal Revenue Code. The first purchase period under the plan will commence on October 1, 2013 and will conclude on March 31, 2014. As of June 30, 2013, a total of 3,000,000 shares of the Company’s common stock were authorized for issuance under the ESPP and no shares have been issued.

NOTE 9 — INCOME TAXES

The Company calculates its quarterly income tax provision in accordance with the guidance provided by ASC 740-270, “Interim Income Tax Accounting,” whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). The Company’s income tax expense for the three and six months ended June 30, 2013 and 2012 was not significant.

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

The following table presents the Company’s cash equivalents and short-term investments, as well as the hierarchy for its financial instruments measured at fair value on a recurring basis:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
June 30, 2013:
Cash equivalents:
Money market funds	$50,156	$50,156	—	—
Short-term investments:
U.S. Treasury bills	$144,956	$144,956	—	—
December 31, 2012:
Cash equivalents:
Money market funds	$48,693	$48,693	—	—
Short-term investments:
U.S. Treasury bills	$224,939	$224,939	—	—

At June 30, 2013, the amortized cost and gross unrealized gain for available-for-sale securities, consisting of U.S. Treasury bills maturing in September and December of 2013, were $144.9 million and $0.0 million, respectively. At December 31, 2012, the amortized cost and gross unrealized gain for available-for-sale securities, consisting of U.S. Treasury bills maturing in March and June of 2013, were $224.9 million and $0.0 million, respectively.

In the table below, the Company has presented the fair value of other financial instruments that are not measured at fair value on a recurring basis.

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
June 30, 2013:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$50,831	$50,831	—	—
Liabilities:
Convertible Notes	$237,070	—	$237,070	—
December 31, 2012:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$22,608	$22,608	—	—
Liabilities:
Convertible Notes	$234,813	—	$234,813	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivable from collaboration partner, accounts payable and accrued expenses and other current liabilities approximate their carrying value. The estimated fair value of the Company’s Convertible Notes, including the equity component, was $327.9 million at June 30, 2013 and was determined using recent trading prices of the Convertible Notes. The fair value of the Convertible Notes included in the table above represents only the liability component of the Convertible Notes, because the equity component is included in stockholders’ equity on the consolidated balance sheets.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

In June 2013, the Company entered into the Fourth Amendment to its lease agreement, as amended, at 525 Market Street, San Francisco, California, pursuant to which it leased an additional approximately 13,000 square feet of office space that it expects to occupy beginning in January 2014. The Company is entitled to $0.4 million of tenant improvement allowances pursuant to the Fourth Amendment. In connection with the execution of the Fourth Amendment, the Company delivered to the lessor a letter of credit collateralized by restricted cash totaling $1.1 million. In total, at June 30, 2013, the Company leased approximately 98,000 square feet of office space at 525 Market Street pursuant to the lease agreement, as amended, which expires in June 2019. The Company has an option to extend the lease term for an additional five years.

The Company also leases approximately 15,000 square feet of office space in Oakbrook Terrace, Illinois for its commercial headquarters pursuant to a non-cancelable lease agreement that expires in December 2019, and utilizes approximately 14,000 square feet of laboratory space pursuant to an agreement that expires in December 2015.

The future minimum rentals under the Company’s non-cancelable operating leases at June 30, 2013 were as follows:

Years Ending December 31,	Annual Payments
2013 (remainder of year)	$3,491
2014	7,772
2015	7,943
2016	6,250
2017	6,356
2018 and thereafter	9,832

Total	$41,644

In addition to the future minimum rental payments included in the table above, certain lease agreements also require the Company to make additional payments during the lease term for taxes, insurance, and other operating expenses.

(b) Restricted Cash

The Company had outstanding letters of credit collateralized by restricted cash totaling $10.2 million and $9.2 million at June 30, 2013 and December 31, 2012, respectively, to secure various operating leases. At June 30, 2013, $0.3 million and $9.9 million of restricted cash associated with these letters of credit were classified as current and long-term assets, respectively, on the consolidated balance sheets. At December 31, 2012, $0.3 million and $8.8 million of restricted cash associated with these letters of credit were classified as current and long-term assets, respectively, on the consolidated balance sheets.

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

The Company is required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon achievement of certain development and regulatory milestone events with respect to XTANDI (all of which has been paid as of June 30, 2013), (c) ten percent of the remaining $257.0 million in development milestone payments that the Company is eligible to earn under the Astellas Collaboration Agreement, and (d) a four percent royalty on global net sales of XTANDI. Under the terms of the Astellas Collaboration Agreement, the Company shares this royalty obligation with Astellas 50/50 with respect to sales in the United States, and Astellas bears this entire royalty obligation with respect to sales outside of the United States. In addition, in ongoing litigation initiated by the Company, UCLA has filed a cross-complaint alleging that the Company is also required to share with it ten percent of the $320.0 million in sales milestone payments that the Company is eligible to earn under the Astellas Collaboration Agreement. Additional information about this litigation is included below.

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

In May 2011, the Company filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. The Company’s allegations in this lawsuit include that it has exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. On June 17, 2013, Johnson & Johnson announced it entered into a definitive agreement with Aragon to acquire all ARN-509 assets currently owned by Aragon. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, the Company filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. The Company seeks remedies including a declaration that it is the proper licensee of ARN-509, contractual remedies conferring to it exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against the Company seeking declaratory relief which, if granted, would require the Company to share with the Regents 10% of any sales milestone payments the Company may receive under the Astellas Collaboration Agreement. Under the Astellas Collaboration Agreement, the Company is eligible to receive up to $320.0 million in sales milestone payments. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012 and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, the Company filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon. Medivation will file a Notice of Appeal of the summary judgment rulings in favor of Regents after the final judgment is entered on the Regent’s cross-complaint. The bench trial of the Regent’s cross-complaint against the Company was conducted in July 2013, and the Company is awaiting a decision from the Court. The jury trial of the Company’s fraud and breach of contract claims against the remaining Regents professor is scheduled to commence in October 2013.

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

Our most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which we have partnered with Astellas Pharma Inc., or Astellas. We in-licensed the intellectual property rights covering XTANDI in 2005, began our first clinical trial in 2007, entered into our collaboration agreement with Astellas, or the Astellas Collaboration Agreement, in 2009, reported positive Phase 3 overall survival data in 2011 in patients with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel, or post-chemotherapy mCRPC patients, and on August 31, 2012, received regulatory approval from the U.S. Food and Drug Administration, or FDA, for the treatment of post-chemotherapy mCRPC. We and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. On June 24, 2013, we announced that XTANDI was granted marketing authorization in the European Union, or EU, for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. XTANDI is approved in Canada and South Korea for the post-docetaxel indication and marketing applications for XTANDI are under review in Argentina, Australia, Brazil, Japan, South Africa and Switzerland. Together with Astellas, we are also conducting multiple trials of enzalutamide in earlier prostate cancer disease states, including the Phase 3 PREVAIL trial in patients with mCRPC who have not received chemotherapy, or pre-chemotherapy mCRPC patients, and in patients with metastatic breast cancer. We also have ongoing programs with other agents in multiple different indications in the early stages of research and development. These early-stage programs are unpartnered.

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

Financial History

On August 31, 2012, the FDA approved XTANDI for the treatment of post-chemotherapy mCRPC patients. This was the first marketing approval for XTANDI anywhere in the world. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the United States on September 13, 2012. We did not generate any collaboration revenue attributable to XTANDI sales until the quarter ended September 30, 2012. We have funded our operations primarily through public offerings of our common stock, the issuance of our Convertible Notes, up-front, development milestone and cost-sharing payments under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer and, subsequent to September 13, 2012, from collaboration revenue attributable to XTANDI sales.

We have incurred cumulative net losses of $323.6 million through June 30, 2013, and expect to incur substantial additional losses as we continue to finance the commercialization of XTANDI in the U.S market, clinical and preclinical studies of enzalutamide and our early-stage technologies, and our corporate overhead costs. We do not know when, or if, we will become profitable, or whether XTANDI will be approved for sale in the United States, EU, Canada or South Korea for any indication other than treatment of post-chemotherapy mCRPC patients or will be approved for sale in any other market for any indication.

Second Quarter 2013 Business Highlights

•

On May 24, 2013, we announced that Astellas submitted an application for marketing approval of enzalutamide in Japan for the treatment of prostate cancer, which was subsequently granted priority review. This submission triggered a $5.0 million milestone payment from Astellas that we received and recognized as collaboration revenue during the second quarter of 2013.

•	On June 3, 2013, we announced that Health Canada approved XTANDI for the treatment of men with mCRPC in the setting of medical or surgical castration who have received docetaxel therapy.

•

On June 24, 2013, we announced that the European Commission, or EC, granted marketing authorization for XTANDI in the EU market for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. This approval triggered a $15.0 million milestone from Astellas that we earned and recognized as collaboration revenue during the second quarter of 2013. This milestone payment was received during the third quarter of 2013.

•

On June 26, 2013, we announced enrollment of the first patient in a global Phase 2 clinical trial evaluating enzalutamide as a single agent for the treatment of advanced, androgen receptor positive, triple-negative breast cancer. The primary endpoint of the trial, which plans to enroll approximately 80 patients at sites in the United States, Canada and Europe, is clinical benefit rate, defined as the proportion of patients with a best response of complete response, partial response or stable disease at ≥ 16 weeks.

2013 Financial Highlights

•

Net sales for XTANDI in the United States for the three months ended June 30, 2013, as reported by Astellas, were $82.4 million, an increase of $7.0 million, or 9%, from the quarter ended March 31, 2013. Net sales for XTANDI in the United States for the six months ended June 30, 2013, as reported by Astellas, were $157.8 million.

•	Net sales of XTANDI outside the United States for the three months ended June 30, 2013, as reported by Astellas, were $3.7 million. No ex-U.S. XTANDI sales were recorded in prior periods.

•

Collaboration revenue for the three and six months ended June 30, 2013 was $70.1 million and $116.3 million, respectively, an increase of $27.2 million, or 63%, and $36.6 million, or 46%, respectively, from the prior year periods.

•

Total operating expenses for the three and six months ended June 30, 2013 were $70.1 million and $138.6 million, respectively, an increase of $26.2 million, or 60%, and $59.0 million, or 74%, respectively, from the prior year periods. Operating expenses included non-cash stock-based compensation of $8.1 million and $16.4 million for the three and six months ended June 30, 2013, respectively, an increase of $2.6 million, or 46%, and $6.5 million, or 66%, respectively, from the prior year periods.

•	Cash, cash equivalents and short-term investments were $245.9 million at June 30, 2013, a decrease of $50.3 million, or 17%, from $296.2 million at December 31, 2012.

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

Collaboration revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Collaboration revenue:
Attributable to U.S. XTANDI sales	$41,201	$—	$78,890	$—
Attributable to ex-U.S. XTANDI sales	482	—	482	—
Attributable to up-front and milestone payments	28,466	42,912	36,931	79,737

Total	$70,149	$42,912	$116,303	$79,737

Collaboration Revenue Attributable to U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. We and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, we and Astellas also share equally all XTANDI development and commercialization costs attributable to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under our XTANDI license agreement. The primary exceptions to 50/50 cost sharing are that each party bears its own commercial full time equivalent, or FTE, costs, and that development costs supporting regulatory approvals in both the United States and either Europe or Japan are borne one-third by us and two-thirds by Astellas. Both we and Astellas are entitled to receive a fee for each qualifying detail made by our respective sales representatives. We recognize collaboration revenue attributable to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to U.S. XTANDI sales consists of our share of pre-tax profits and losses from U.S. sales, plus reimbursement of our share of reimbursable U.S. development and commercialization costs. Our collaboration revenue attributable to U.S. XTANDI sales in any given period will be mathematically equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

Under the Astellas Collaboration Agreement, the deductions from gross sales used to derive net sales of XTANDI are determined in a manner consistent with GAAP, consistently applied. The largest component of the deductions used in deriving net sales is legally mandated discounts or rebates to Medicare and other government payors. Because the indicated patient population for XTANDI consists largely of men over the age of 65, we believe that a significant portion of these men are Medicare beneficiaries. The estimates used in calculating gross-to-net deductions will be reassessed periodically and trued-up as appropriate based on actual deductions.

Net sales of XTANDI in the United States for the three months ended June 30, 2013, as reported by Astellas, were $82.4 million, an increase of $7.0 million, or 9%, from the three months ended March 31, 2013. The increase in net sales was primarily the result of an increase in unit volume, partially offset by a higher gross-to-net adjustment rate during the second quarter. U.S. net sales of XTANDI of $75.4 million in the first quarter included a favorable gross-to-net adjustment of $4.4 million relating to prior quarters. XTANDI first became available for shipment on September 13, 2012, and therefore there was no collaboration revenue attributable to U.S. XTANDI sales for the three and six months ended June 30, 2012.

Collaboration revenue attributable to U.S. XTANDI sales was as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net U.S. sales (as reported by Astellas)	$82,402	$157,780
Shared U.S. development and commercialization costs	(61,431)	(119,101)

Pre-tax U.S. profit	$20,971	$38,679

Medivation’s share of pre-tax U.S. profit	$10,486	$19,340
Reimbursement of Medivation’s share of shared U.S. costs	30,715	59,550

Collaboration revenue attributable to U.S. XTANDI sales	$41,201	$78,890

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

Collaboration revenue attributable to ex-U.S. XTANDI sales was $0.5 million for the three and six months ended June 30, 2013. There was no collaboration revenue attributable to ex-U.S. XTANDI sales for the three and six months ended June 30, 2012.

Collaboration Revenue Attributable to Up-front and Milestone Payments

We record non-refundable, up-front payments under our current and former collaboration agreements as deferred revenue and recognize these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period. We recognize as revenue milestone payments earned by us under the Astellas Collaboration Agreement in their entirety in the period in which the underlying milestone event is achieved, except that any milestone payments that (a) are related to the performance of our deliverables under the Astellas Collaboration Agreement, (b) are triggered by events that occur during the performance period under the Astellas Collaboration Agreement, and (c) do not constitute substantive milestones, which we record as deferred revenue and recognize as collaboration revenue on a straight-line basis over the expected performance period.

Collaboration revenue attributable to up-front and milestone payments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Collaboration revenue attributable to up-front and milestone payments:
From Astellas	$28,466	$7,256	$36,931	$13,193
From Pfizer	—	35,656	—	66,544

Total	$28,466	$42,912	$36,931	$79,737

Collaboration revenue attributable to up-front and milestone payments from Astellas was $28.5 million and $36.9 million for the three and six months ended June 30, 2013, respectively, an increase of $21.2 million, or 292%, and $23.7 million, or 180%, from the prior year periods. These increases were primarily attributable to $20.0 million in milestone payments from Astellas recognized as collaboration revenue during the second quarter of 2013, consisting of $5.0 million triggered by the submission of an application to market enzalutamide for prostate cancer patients in Japan and $15.0 million triggered by the approval of XTANDI in the EU market. We are required to share 10% of these milestone payments with UCLA pursuant to the terms of our license agreement.

Collaboration revenue attributable to the up-front payment from Pfizer for the three and six months ended June 30, 2012 was $35.7 million and $66.5 million, respectively. Amortization of the entire Pfizer up-front payment was completed upon completion of our performance obligations in the third quarter of 2012.

Deferred revenue under the Astellas Collaboration Agreement consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Current	$25,396	$33,862
Long-term	—	8,465

Total	$25,396	$42,327

Research and Development Expenses

Research and development, or R&D, expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development expenses	$28,205	$21,550	$53,113	$41,580
Percentage change	31%		28%

R&D expenses increased by $6.7 million, or 31%, to $28.2 million for the three months ended June 30, 2013 from $21.6 million for the prior year period. The increase was primarily due to increased personnel-related costs of $2.1 million due to higher staffing levels, a $2.0 million increase in development milestones to UCLA and increased clinical and preclinical development costs of $1.5 million.

R&D expenses increased by $11.5 million, or 28%, to $53.1 million for the six months ended June 30, 2013 from $41.6 million for the prior year period. The increase was primarily due to increased personnel-related costs of $6.3 million due to higher staffing levels and payroll-related costs, increased clinical and preclinical development costs of $2.1 million and a $2.0 million increase in development milestones to UCLA.

R&D expenses represented 40% and 38% of total operating expenses for the three and six months ended June 30, 2013, respectively, compared to 49% and 52% of total operating expenses for the three and six months ended June 30, 2012, respectively. R&D headcount increased to 133 full-time employees at June 30, 2013 from 95 full-time employees at June 30, 2012.

Under both the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer, we and our collaboration partners share certain development costs in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the shared U.S. development costs incurred. We recorded development cost-sharing payments from Astellas and Pfizer, and corresponding reductions in R&D expense, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Development cost-sharing payments from Astellas	$11,309	$14,013	$18,547	$28,128
Development cost-sharing payments from Pfizer	—	362	—	1,689

Total	$11,309	$14,375	$18,547	$29,817

We have been engaged in two major R&D programs: the development of XTANDI for the treatment of prostate and breast cancer and the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease. Other R&D programs consist of early stage programs. R&D costs are identified as either directly allocable to one of our R&D programs or an indirect cost, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, milestone-related payments to the licensor of our enzalutamide technology, personnel costs (including both cash costs and non-cash stock-based compensation costs), contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs and other administrative and support costs. The following table summarizes the direct costs attributable to each program and total indirect costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Direct costs:
XTANDI (enzalutamide)	$18,244	$15,144	$35,414	$28,659
Dimebon (1)	—	696	—	1,711
Other	7,264	4,126	13,140	7,786

Total direct costs	25,508	19,966	48,554	38,156
Indirect costs	2,697	1,584	4,559	3,424

Total	$28,205	$21,550	$53,113	$41,580

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Selling, general and administrative expenses	$41,890	$22,337	$85,458	$38,024
Percentage change	88%		125%

SG&A expenses increased by $19.6 million, or 88%, to $41.9 million in the three months ended June 30, 2013 from $22.3 million in the prior year period. The increase was primarily due to an $8.9 million increase in third-party sales and marketing expenses to support the U.S. commercial launch of XTANDI, increased personnel-related costs of $6.9 million primarily resulting from higher staffing levels to support the U.S. commercial launch of XTANDI, $1.7 million of royalty expense to UCLA, increased legal fees of $0.9 million relating to our pending litigation against UCLA, one of its professors and Aragon Pharmaceuticals, Inc., and $0.7 million of cost-sharing payments to Astellas for XTANDI cost of goods sold.

SG&A expenses increased by $47.5 million, or 125%, to $85.5 million in the six months ended June 30, 2013 from $38.0 million in the prior year period. The increase was primarily due to a $20.4 million increase in third-party sales and marketing expenses to support the U.S. commercial launch of XTANDI, increased personnel-related costs of $19.3 million primarily resulting from higher staffing levels to support the U.S. commercial launch of XTANDI and payroll-related costs, $3.0 million of royalty expense to UCLA, increased legal fees of $2.1 million relating to our pending litigation against UCLA, one of its professors and Aragon Pharmaceuticals, Inc., and $1.3 million of cost-sharing payments to Astellas for XTANDI cost of goods sold.

SG&A expenses represented 60% and 62% of total operating expenses for the three and six months ended June 30, 2013 and 2012, respectively, compared to 51% and 48% for the three and six months ended June 30, 2012, respectively. SG&A headcount increased to 176 full-time employees at June 30, 2013 from 150 full-time employees at June 30, 2012.

Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, we and our collaboration partners share certain commercialization costs in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the shared U.S. commercialization costs incurred. We recorded commercialization cost-sharing payments (to) from Astellas and Pfizer, and corresponding (increases) reductions in SG&A expenses, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercialization cost-sharing payments (to) from Astellas	$(3,791)	$146	$(8,576)	$(670)
Commercialization cost-sharing payments from Pfizer	—	5	—	9

Total	$(3,791)	$151	$(8,576)	$(661)

Other Income (Expense), Net

The components of other income (expense), net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other income (expense):
Coupon interest expense on Convertible Notes	$(1,698)	$(1,698)	$(3,396)	$(1,924)
Non-cash amortization of debt discount and issuance costs on Convertible Notes	(3,284)	(2,990)	(6,474)	(3,349)
Interest income	52	56	126	83
Other income (expense), net	10	83	9	(15)

Total	$(4,920)	$(4,549)	$(9,735)	$(5,205)

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

Income Tax (Expense) Benefit

Income tax (expense) benefit and the effective income tax rate were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax (expense) benefit	$(32)	$24	$(65)	$12
Effective income tax rate	0.66%	(0.43)%	0.20%	(0.23)%

Income tax (expense) benefit for the three and six months ended June 30, 2013 and 2012 was not significant.

Liquidity and Capital Resources

Sources of Liquidity and Access to Capital

We have incurred cumulative net losses of $323.6 million since inception through June 30, 2013, and expect to incur substantial additional losses for the foreseeable future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and our early-stage technologies, and our corporate overhead costs. Our operating losses have had and will continue to have an adverse impact on our working capital, total assets, and stockholders’ equity. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the United States for the treatment of post-chemotherapy mCRPC patients on September 13, 2012. XTANDI’s sales and profit potential is unproven. We did not generate any collaboration revenue attributable to U.S. XTANDI sales until the third quarter of 2012 and we did not generate any collaboration revenue attributable to ex-U.S. XTANDI sales until the second quarter of 2013. We do not know when, or if, we will become profitable, or whether XTANDI will be approved for sale in the United States, EU, Canada or South Korea for any indication other than treatment of post-chemotherapy mCRPC patients or will be approved for sale in any other market for any indication. We may never achieve profitability and even if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis. We have funded our operations primarily through public offerings of our common stock, the issuance of our Convertible Notes, from the up-front, development milestone and cost-sharing payments under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer and, subsequent to September 13, 2012, from collaboration revenue attributable to XTANDI sales.

At June 30, 2013, our cash, cash equivalents and short-term investments were $245.9 million. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We invest our cash equivalents in highly liquid money market accounts and our short-term investments in highly liquid U.S. treasury securities. Based on our current expectations, we believe our capital resources at June 30, 2013 combined with our anticipated future cash flows will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of XTANDI, potential XTANDI approvals in new markets and for other indications and potential receipt of profit-sharing, royalty and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash, cash equivalents and short-term investments earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the U.S., to expand our preclinical and clinical development activities for enzalutamide and other existing or potential future product candidates, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital at any time should we conclude that such capital is available on terms that we consider to be in the best interests of our company and our stockholders.

We may seek to raise additional funds through public or private financing or other arrangements, as our development programs or other operations may require. Our ability to raise additional finds on acceptable terms will be dependent on the climate of worldwide capital markets, which could be challenging. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our interest expense, leverage and operating and financial costs. Our failure to raise capital when needed may harm our business and operating results.

For a detailed discussion of the risks and uncertainties associated with our sources of liquidity and access to capital, see Part II, Item 1A, “Risk Factors—Risks Related to the Operation of Our Business.”

Cash Flow Analysis

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash (used in) provided by:
Operating activities	$(48,330)	$(55,761)
Investing activities	74,367	(131,555)
Financing activities	3,649	261,699

Net change in cash and cash equivalents	$29,686	$74,383

Net cash used in operating activities totaled $48.3 million for the six months ended June 30, 2013, which consisted of our net loss of $32.1 million and negative changes in our operating assets and liabilities of $23.7 million, partially offset by non-cash items of $7.5 million. Non-cash items consisted primarily of non-cash stock-based compensation expense of $16.4 million, non-cash interest expense on the Convertible Notes of $6.5 million and depreciation expense on property and equipment of $1.6 million, partially offset by non-cash amortization of deferred revenue of $16.9 million. The negative cash flow from changes in operating assets and liabilities of $23.7 million arose in the ordinary course of business.

Net cash used in operating activities totaled $55.8 million for the six months ended June 30, 2012, which consisted of non-cash items of $66.3 million and our net loss of $5.1 million, partially offset by positive changes in operating assets and liabilities of $15.6 million. Non-cash items consisted primarily of non-cash amortization of deferred revenue of $79.7 million, partially offset by non-cash stock-based compensation expense of $9.9 million and non-cash interest on our Convertible Notes of $3.3 million. The positive cash flow from changes in operating assets and liabilities of $15.6 million arose in the ordinary course of business.

Net cash provided by investing activities totaled $74.4 million for the six months ended June 30, 2013, consisting of net maturities of short-term investments of $80.1 million, partially offset by $4.6 million of capital expenditures and $1.1 million in letters of credit collateralized by restricted cash to secure operating leases. Net cash used in investing activities totaled $131.6 million for the six months ended June 30, 2012, consisting of net purchases of short-term investments of $124.9 million, $5.8 million of capital expenditures and $0.8 million in letters of credit collateralized by restricted cash to secure operating leases.

Net cash provided by financing activities totaled $3.6 million for the six months ended June 30, 2013 and consisted of proceeds from the issuance of common stock under the Medivation Equity Incentive Plan. Net cash provided by financing activities totaled $261.7 million for the six months ended June 30, 2012, consisting of net proceeds of $251.0 million from the issuance of our Convertible Notes and $11.3 million in proceeds from the issuance of common stock under the Medivation Equity Incentive Plan, partially offset by $0.6 million in issuance costs related to our Convertible Notes.

Commitments and Contingencies

In June 2013, we entered into the Fourth Amendment to our lease agreement, as amended, at 525 Market Street, San Francisco, California, pursuant to which we leased an additional approximately 13,000 square feet of office space that we expect to occupy beginning in January 2014. In total, at June 30, 2013, we leased approximately 98,000 square feet of office space at 525 Market Street pursuant to the lease agreement, as amended, which expires in June 2019. Additional future lease commitments pursuant to the Fourth Amendment are approximately $4.4 million over the term of the lease agreement.

Except for the future lease commitments resulting from the execution of the Fourth Amendment noted above, our contractual cash obligations, commercial commitments and contingencies have not changed significantly from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies,” included in our Annual Report. Additional information regarding our commitments and contingencies is included in Notes 5 and 11 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our exposure to market risk has been limited. We currently do not use derivative financial instruments to hedge our market risk exposures. Our cash and investment policy emphasizes liquidity and the preservation of capital over other portfolio considerations. During the six months ended June 30, 2013, there were no material changes to our market risk from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report.

Interest Rate Risk

Our cash equivalents and short-term investments are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and U.S. Treasury securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at June 30, 2013. Due to the short-term, highly liquid nature of our investments, we do not believe that we are subject to any material market risk exposure related to interest rates.

On March 19, 2012, we completed the sale of $258.8 million aggregate principal amount of the Convertible Notes. The Convertible Notes bear interest at a fixed rate of 2.625% per annum, and as such, we are not exposed to changes in interest rates on the Convertible Notes.

Foreign Currency Exchange Risk

We currently do not have any material exposures to foreign currency exchange rate fluctuations as we operate primarily in the United States. Although we conduct some R&D activities with vendors outside of the United States, most of our transactions are denominated in U.S. dollars. However, certain of our ex-U.S. clinical development activities are pursuant to contracts denominated in foreign currencies. Foreign currency exchange gains and losses for the three and six months ended June 30, 2013 and 2012 were not significant.

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI sales and pays us a tiered royalty ranging from the low teens to the low twenties on ex-U.S. XTANDI sales. The royalties we receive from Astellas on net sales of XTANDI outside of the United States are calculated by converting the respective countries’ XTANDI net sales in local currency to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against foreign currencies will impact our earnings. There were no ex-U.S. XTANDI sales until the second quarter of 2013, and the amount of the ex-U.S. XTANDI sales have not been material to date. Therefore, the financial impact of fluctuations in the value of the U.S. dollar against foreign currencies was not material during the periods presented.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2011, we filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. Our allegations in this lawsuit include that we have exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. On June 17, 2013, Johnson & Johnson announced it entered into a definitive agreement with Aragon to acquire all ARN-509 assets currently owned by Aragon. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, we filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. We seek remedies including a declaration that we are the proper licensee of ARN-509, contractual remedies conferring to us exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against us seeking declaratory relief which, if granted, would require us to share with the Regents 10% of any sales milestone payments we may receive under the Astellas Collaboration Agreement. Under the Astellas Collaboration Agreement, we are eligible to receive up to $320.0 million in sales milestone payments. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court

granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, we filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon. We will file a Notice of Appeal of the summary judgment rulings in favor of Regents after the final judgment is entered on the Regent’s cross-complaint. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and we are awaiting a decision from the Court. The jury trial of our fraud and breach of contract claims against the remaining Regents professor is scheduled to commence in October 2013.

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

Risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, except for those risk factors below designated by an asterisk (*).

Risks Related to XTANDI ® (enzalutamide) capsules

*XTANDI ® (enzalutamide) capsules, our only approved product, is only approved for sale in the United States, the European Union, Canada, and South Korea to treat patients with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel-based chemotherapy, which we refer to as “post-chemotherapy mCRPC patients.” Our prospects are largely dependent on (a) successful commercialization of XTANDI in the United States to treat post-chemotherapy mCRPC patients, (b) obtaining additional regulatory approval of, and successfully commercializing, XTANDI outside the United States to treat post-chemotherapy mCRPC patients, and (c) obtaining regulatory approval of, and successfully commercializing, XTANDI both in and outside the United States to treat patients in other indications, such as in patients with mCRPC who have not yet received docetaxel, which we refer to as “pre-chemotherapy mCRPC patients.” If we are unsuccessful in achieving any one or more of these critical business objectives, our ability to generate significant revenue or achieve or maintain profitability would be adversely affected and our business may be harmed or fail. XTANDI is our only approved product. On August 31, 2012, we obtained approval from the United States Food and Drug Administration, or FDA, to market XTANDI to treat post-chemotherapy mCRPC patients. On June 24, 2013, after the regulatory review process by the European Medicines Agency (EMA) and a positive opinion from the Committee for Medicinal Products for Human Use on April 25, 2013, the European Commission (EC) granted marketing authorization for XTANDI for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. XTANDI was approved for use in post-chemotherapy mCRPC patients in Canada and South Korea on June 3 and June 26, 2013, respectively. Unless we and our collaboration partner, Astellas Pharma, Inc., or Astellas, can obtain additional regulatory approval of, and successfully commercialize, XTANDI to treat other patient populations within the United States, or additional patient populations outside the United States, our ability to generate revenue from XTANDI and fund our operations could be significantly limited.

Our ongoing Phase 3 PREVAIL trial is designed to generate data supporting global regulatory applications for XTANDI to treat pre-chemotherapy mCRPC patients. We do not yet know whether the results of the PREVAIL trial will be positive or whether those results, even if positive, will be sufficiently robust with an acceptable risk to benefit profile to obtain regulatory approvals for XTANDI in the United States or anywhere else in the world to treat pre-chemotherapy mCRPC patients. The planned interim analysis for the PREVAIL trial is expected to occur in 2013. We believe that the commercial opportunity represented by pre-chemotherapy mCRPC patients is substantially larger than that represented by post-chemotherapy mCRPC patients, and thus that any failure to successfully obtain approval and commercialize XTANDI for the treatment of pre-chemotherapy mCRPC patients would have a particularly negative impact on our business and future prospects.

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

*XTANDI faces significant competition from other approved products and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. Companies are currently marketing, or expected to be marketing in the near future, products that compete directly with XTANDI, including some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson and Sanofi, which have considerably more financial, development and commercialization resources and experience than we have to develop their products. For example, in June 2013, Johnson & Johnson and Aragon Pharmaceuticals, or Aragon, announced that they had entered into a definitive agreement pursuant to which Johnson & Johnson will acquire all ARN-509 assets currently owned by Aragon. Aragon is currently developing an investigational drug known as ARN-509, a close structural analog of XTANDI, and we are in current litigation with Aragon over rights to ARN-509. See Part II, Item 1. “Legal Proceedings.” There are also multiple additional small molecule and recombinant protein candidates in development targeting castration-resistant prostate cancer, or CRPC, including compounds already in Phase 3 clinical trials. Products and compounds are also being developed to compete with XTANDI in upstream populations for which we, and our partner Astellas, are or are considering developing XTANDI. We are competing, and expect to continue to compete, against multiple drugs that currently exist, as well as additional drugs currently in development, to treat post-chemotherapy mCRPC and pre-chemotherapy mCRPC. Competitive drugs already have acquired substantial shares in these markets, which may make it more difficult for us to compete successfully in these markets notwithstanding any positive results that we may generate from our clinical trials. In addition, we are competing and will continue to compete against multiple drugs currently being developed to treat pre-chemotherapy mCRPC and earlier prostate cancer disease states, as well as drugs that operate similarly to XTANDI. To the extent XTANDI is used after drugs like Zytiga and/or potentially ARN-509, which operate on the same molecular signaling pathway or have the same mechanism of action as XTANDI, patients generally will not have as good a response on XTANDI, as would patients who are naïve of such drugs. If XTANDI is unable to successfully compete for a position in the prostate cancer treatment paradigm ahead of drugs like Zytiga and/or potentially ARN-509, sales of XTANDI would be negatively impacted, due to shorter than expected duration of XTANDI therapy. Bases upon which XTANDI would have to compete successfully include efficacy, safety, price and cost-effectiveness. We cannot guarantee that we, Astellas or any of our potential future partners will be able to compete successfully in the context of any of these factors. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

*XTANDI may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors, and we are dependent upon Astellas for the execution of third-party payor access and reimbursement strategies for XTANDI. Third-party payors, including public insurers such as Medicare and Medicaid and private insurers, pay for a large share of health care products and services consumed in the United States. In Europe, Canada and other major international markets, third-party payors also pay for a significant portion of health care products and services and many of those countries have nationalized health care systems in which the government pays for all such products and services and must approve product pricing. Our ability to successfully commercialize XTANDI for its approved indication depends, in part, on the extent to which coverage and reimbursement for XTANDI is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors. Significant uncertainty exists as to the coverage and reimbursement of newly approved prescription drug products.

In addition, even if third-party payors ultimately elect to cover and reimburse for XTANDI, most payors will not reimburse 100% of the cost, but rather require patients to pay a portion of the cost through a co-payment. Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of XTANDI financially difficult or impossible for certain patients, which would have a negative impact on sales of XTANDI. For example, in the United States there exists a coverage gap, or “donut hole”, in the Medicare Part D coverage for prescription medications for participants, which renews annually each January 1st. While in the donut hole Medicare Part D participants, which include many patients in XTANDI’s approved indication, may have to pay out of pocket a substantial portion of their prescription drug costs, which may discourage physicians from prescribing or patients for accessing XTANDI. It is increasingly difficult to obtain coverage and adequate reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Moreover, our commercial prospects would be further weakened if payors approved coverage for XTANDI only as second- or later-line treatments, or if they placed XTANDI in tiers requiring unacceptably high patient co-payments. Since launch, several third-party payors have approved coverage for XTANDI only after patient treatment on Zytiga plus prednisone. Because XTANDI works via the same molecular signaling pathway as Zytiga does, patients who have already been treated with Zytiga generally will not have as good a response on XTANDI as would patients who are Zytiga-naïve. Failure to overturn these coverage decisions or stop additional such coverage decisions could materially harm our or our partner’s ability to successfully market XTANDI. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process. We are dependent upon Astellas for the achievement of such coverage and acceptable reimbursement, and negotiation with individual payors.

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

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any payment or “transfer of value” made or distributed to prescribers and teaching hospitals, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning on August 1, 2013, annual reporting beginning on March 31, 2014, and publication by CMS on a searchable website beginning September 30, 2014;

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

Moreover, on August 2, 2011, the Budget Control Act of 2011 created, among other things, the Joint Select Committee on Deficit Reduction, to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, beginning on March 1, in 2013. Further, President Obama’s proposed budget for 2013 and certain proposed legislation, if enacted, would require drug manufacturers to pay to the Medicare program new rebates for certain outpatient drugs covered under Medicare Part D. These proposals would allow the Medicare program to benefit from the same, relatively higher, rebates that Medicaid receives for brand name and generic drugs provided to beneficiaries who receive the low-income subsidies under the Medicare Part D program and “dual eligible” beneficiaries (i.e., those who are eligible for both the Medicare and Medicaid programs.)

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

*Medivation and Astellas are required to conduct post-marketing requirements or commitments in the European Union and the United States. In the EU, we and Astellas are required to collect efficacy data on mCRPC patients previously treated with Zytiga (abiraterone acetate) to determine XTANDI efficacy response in such patients, which may not be as good as in patients naïve to Zytiga. In the United States, we and Astellas are required to conduct an open-label safety study of XTANDI in patients with known risk factor(s) for seizure and to report the results of that study to the FDA in 2019. If the results of this study reveal unacceptable safety risks, this could result in decreased commercial utilization of XTANDI for post-chemotherapy mCRPC, failure to obtain approval in other indications (including pre-chemotherapy mCRPC and breast cancer), and modifications to the existing label for post-chemotherapy mCRPC, including potentially a boxed warning. As part of the approval for XTANDI for the treatment of post-chemotherapy mCRPC patients in the EU and the U.S., regulatory authorities have required us and Astellas to perform post-marketing requirements or commitments. For the EU requirement, the final submission report is due to regulatory authorities by December 2016, and for the U.S. commitment, the results of the safety study are due to the FDA in 2019. Failure to conduct the post-marketing requirements or commitments in a timely manner may result in substantial civil and/or criminal penalties. If the results of the open-label safety study of XTANDI in patients with known risk factor(s) for seizure reveal unacceptable safety risks, we could be required by the FDA to perform additional tests or to modify the labeled indication for which XTANDI has already been approved to include additional restrictions, and /or to include a boxed warning, any one or more of which would seriously harm our business.

*Because our ongoing Phase 3 PREVAIL trial of XTANDI in pre-chemotherapy mCRPC patients has overall survival as a primary endpoint, the availability of approved and/or experimental agents that prolong survival, including the approved hormonal agent Zytiga (abiraterone acetate), the approved chemotherapy agents docetaxel and Jevtana (cabazitaxel), the approved prostate cancer vaccine Provenge (sipuleucel-T), and the recently approved Xofigo (radium RA 223 dichloride injection), as well as the commercial availability of XTANDI, may make it more difficult for our PREVAIL trial to succeed or may prevent it from succeeding, and could reduce the magnitude of any potential survival benefit that enzalutamide may demonstrate in PREVAIL even if that trial does succeed. Our ongoing Phase 3 PREVAIL trial in pre-chemotherapy mCRPC is attempting to demonstrate a statistically significant difference in survival between drug-treated and placebo-treated patients. Overall survival and progression-free survival are the co-primary endpoints in our ongoing PREVAIL trial. Patients participating in our PREVAIL trial may elect to stop study drug and switch to alternative treatments that are, or may in the future become, available to them commercially, such as Zytiga (abiraterone acetate), docetaxel, Jevtana (cabazitaxel) Provenge (sipuleucel-T), or Xofigo (radium RA 223 dichloride injection). Each of these alternative treatments has demonstrated statistically significant survival benefits of between two and one-half and five months vs. placebo in mCRPC patients and is commercially available. The survival of any PREVAIL patients who take an alternative treatment will continue to be included in the analysis of the trial. Any survival benefit conferred by these alternative treatments on the one-half of all patients in our PREVAIL trial who were randomized to placebo may have a negative impact on the results of our PREVAIL trial. Patients in our PREVAIL trial are free to stop study drug at any time, and are free to take any alternative treatment once they have stopped study drug. We have no ability to control or influence either of these decisions. Use of life-prolonging treatments by patients leaving our PREVAIL trial could make it more difficult for the trial to succeed, could prevent it from succeeding, and could reduce any potential survival benefit that may be demonstrated even if it does succeed. Failure of our PREVAIL trial could have significant negative effects on us, including preventing us from obtaining marketing approval in pre-chemotherapy mCRPC, which is a far larger commercial opportunity than post-chemotherapy mCRPC, being required to conduct additional trials, or causing our partner Astellas to elect to terminate our collaboration agreement. Even if our PREVAIL trial succeeds, any negative impact on the survival benefit shown in that trial could reduce or eliminate XTANDI’s ability to compete effectively with other treatments that have shown longer survival benefits.

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

The preclinical and clinical trials of any product candidates that we develop must comply with regulation by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. We are required to obtain and maintain an effective investigational new drug application to commence human clinical trials in the United States and must obtain and maintain additional regulatory approvals before proceeding to successive phases of our clinical trials. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug or medical device and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed, halted or approval of any of our products may be delayed or may not be obtained due to any of the following:

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

In addition, information generated during the clinical trial process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the approval process. Moreover, early positive preclinical or clinical trial results may not be replicated in later clinical trials. Failure to demonstrate adequately the quality, safety and efficacy of any of our product candidates would delay or prevent regulatory approval of the applicable product candidate. There can be no assurance that if clinical trials are completed, either we or our collaborative partners will submit applications for required authorizations to manufacture or market potential products or that any such application will be reviewed and approved by appropriate regulatory authorities in a timely manner, if at all. Moreover, any regulatory approval we, Astellas or any potential future collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, District of Columbia, and Minnesota limiting the provision of and/or requiring reporting to state governments of gifts, compensation, and other remuneration to healthcare professionals. Moreover, Section 6002 of PPACA includes new requirements for pharmaceuticals manufacturers, among others, to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA, including reporting any payment or “transfer of value” made or distributed to prescribers and teaching hospitals,, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year. Section 6002 of PPACA includes in its reporting requirements a broad range of transfers of value (such as, for example, consulting fees, charitable contributions, payments for research, and grants) and excludes a transfer of anything the value of which is less than $10, unless the aggregate amount of such transfers of value to a recipient exceeds $100 annually. The Centers for Medicare & Medicaid Services, or CMS, issued its final rule implementing Section 6002 of PPACA in February 2013, stating that data collection would be required as of August 1, 2013, and manufacturers must report the data for August through December of 2013 to CMS by March 31, 2014. CMS will release the data on a public website by September 30, 2014. Failure to so report could subject companies to significant financial penalties. Several states currently have similar laws and more states may enact similar legislation. Reporting and potential public disclosure of these expenses may make it more difficult to recruit physicians for assistance with activities that would be helpful to our business. Tracking and reporting the required expenses may result in considerable expense and additional resources.

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

If any promotional activities that we undertake fail to comply with the regulations and guidelines of the FDA and applicable foreign regulatory agencies, we may be subject to warnings or enforcement actions that could harm our business. Physicians may prescribe drugs for uses that are not described in the drug’s labeling or for uses that differ from those tested in clinical studies and approved by the FDA or foreign regulatory authorities. Regulatory authorities generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications on the subject of uses outside of the approved labeling, or “off-label” uses. Companies cannot actively promote approved drugs for off-label uses but may in some jurisdictions and under specified conditions disseminate articles published in peer-reviewed journals that discuss off-label uses of approved products to physicians. To the extent allowed, we may in the future disseminate peer-reviewed articles on our products to physicians. If our promotional activities for XTANDI and any other potential future product candidate for which we may receive regulatory approval fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement by, these authorities.

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

In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business, such as our litigation with the Regents of the University of California. See Part II, Item 1, “Legal Proceedings.” Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

Risks Related to the Operation of our Business

We have a history of net losses and we may incur substantial losses in the foreseeable future as we continue our development and commercialization activities and may never achieve or maintain profitability. We have incurred cumulative net losses of $323.6 million since inception through June 30, 2013, and expect to incur substantial additional losses in the foreseeable future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and our early-stage technologies, and our corporate overhead costs. Our operating losses have had and will continue to have an adverse impact on our working capital, total assets and stockholders’ equity. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the United States for the treatment of post-chemotherapy mCRPC patients on September 13, 2012. XTANDI’s sales and profit potential is unproven. We did not generate any collaboration revenue attributable to U.S. XTANDI sales until the third quarter of 2012 and we did not generate any collaboration revenue attributable to ex-U.S. XTANDI sales until the second quarter of 2013. We do not know when, or if, we will become profitable, or whether XTANDI will be approved for sale in the United States, EU, Canada or South Korea for any indication other than treatment of post-chemotherapy mCRPC patients or will be approved for sale in any other market for any indication. We may never achieve profitability and even if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our significant level of indebtedness and operating lease obligations could adversely affect our financial condition. In addition, we may not have sufficient funds to service our indebtedness and lease obligations when payments are due. At June 30, 2013, we had outstanding $258.8 million of the Convertible Notes, and $41.6 million of minimum lease commitments under operating leases. We may also incur additional indebtedness to meet future financing needs. Our substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

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

Historically, we have financed our operations primarily through public offerings of our common stock, proceeds from the issuance of the Convertible Notes and from up-front, development milestone and cost-sharing payments received pursuant to our collaboration agreement with Astellas that we entered into in October 2009, or the Astellas Collaboration Agreement, and our former collaboration agreement with Pfizer. We did not generate any revenue attributable to XTANDI sales until the third quarter of 2012. The sales and profit potential of XTANDI is unproven. At June 30, 2013, we had cash, cash equivalents and short-term investments totaling $245.9 million available to fund our operations. Until we can generate a sufficient amount of profit and positive cash flows from sales of XTANDI, which we may never do, our ability to make payments on the Convertible Notes and our operating leases when they become due and to satisfy our other cash requirements will depend on our existing cash resources and future financing activity, if any.

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

•	expenses associated with, and the outcome of, ongoing litigation;

•

the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of and enforcing patent claims and other costs related to patent rights and other intellectual property rights, including litigation costs and the results of such litigation; and

•	interest payments and potential cash settlement of the Convertible Notes and operating lease payments.

Based on our current expectations, we believe our capital resources at June 30, 2013, combined with our anticipated future cash flows, will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of XTANDI, potential XTANDI approvals in new markets and for other indications, and potential receipt of profit sharing, royalty, and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash, cash equivalents and short-term investments earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for XTANDI and other existing or potential future product candidates, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash.

We may seek to raise additional funds through public or private financing or other arrangements, as our development programs or other operations may require. Our ability to raise additional funds on acceptable terms will be dependent on the climate of worldwide capital markets, which could be challenging. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our interest expense, leverage and operating and financial costs. Our failure to raise capital when needed may harm our business and operating results.

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

The proposed changes to financial accounting standards, if adopted, could require our operating leases to be recognized on our consolidated balance sheet. In addition to our significant level of indebtedness, we have significant obligations relating to our current operating leases. At June 30, 2013, we had minimum lease commitments of $41.6 million. These leases are classified as operating leases and disclosed in footnotes to our consolidated financial statements, but are not reflected as liabilities on our consolidated balance sheets.

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

*Changes in our effective income tax rate could negatively impact our net income. We are subject to income taxes in various jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: interpretations of existing tax laws, changes in tax laws and rates, future levels of research and development expenditures, changes in the mix of earnings in countries with differing statutory tax rates in which we may conduct business, changes in the valuation of deferred tax assets and liabilities, changes in accounting standards and other items. The impact of our income tax provision resulting from these items may be significant and could have a negative impact on our net income.

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

In addition, our patents and patent applications, or those of our licensors, could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings, inter parties review, post-grant review, derivation proceedings and pre-grant submissions. Any such challenge, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our patents and patent applications subject to the challenge. Any such challenges, regardless of their success, would likely be time-consuming and expensive to defend and resolve and would divert our management’s time and attention.

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

*Significant disruptions of information technology systems or breaches of data security could adversely affect our business. Our business is increasingly dependent on critical, complex and interdependent information technology systems to support business processes as well as internal and external communications. The size and complexity of our computer systems make them vulnerable to breakdown, malicious intrusion and computer viruses. We have experienced at least one successful intrusion into our computer systems, and although it did not have a material adverse effect on our operations, there can be no assurance of a similar result in the future. We have developed systems and processes that are designed to protect our information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach; however, such measures cannot provide absolute security, and we have taken and are taking additional security measures to protect against any future intrusion. Any failure to protect against breakdowns, malicious intrusions and computer viruses may result in the impairment of production and key business processes. In addition, our systems are potentially vulnerable to data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information of our employees, clinical trial patients, customers, and others. Such disruptions and breaches of security could expose us to liability and have a material adverse effect on the operating results and financial condition of our business.

Risks Related to Ownership of Our Common Stock and Convertible Notes

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the market value of our common stock and the trading price of the Convertible Notes could decline. Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the competitive market for mCRPC therapies, XTANDI sales will be difficult to predict from period to period. As a result, you should not rely on XTANDI sales results in any period as being indicative of future performance and sales of XTANDI may be below the expectation of securities analysts or investors in the future. Additionally, you should not place undue reliance on the forward looking statements about expectations for future XTANDI sales from our partner Astellas, as Medivation may not agree with such statements, or from Medivation, as XTANDI sales results are difficult to predict. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

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

Our management believes that we have meritorious positions and intends to defend this lawsuit vigorously. However, this lawsuit is subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of the suit and we may not prevail. Monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation and, although we believe we are entitled to coverage under the relevant insurance policies, subject to a $350,000 retention, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.

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

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results. Under Financial Accounting Standards Board Accounting Standards Codification 470-20, “Debt with Conversion and Other Options,” or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

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

Date: August 8, 2013	MEDIVATION, INC.

	By:	/s/ C. Patrick Machado
	Name:	C. Patrick Machado
	Title:	Chief Business Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(a)	8/15/2005

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(b)	8/15/2005

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	10-QSB	000-20837	3.1(c)	8/15/2005

3.4	Amended and Restated Certificate of Designations of the Series B Convertible Preferred Stock of Orion Acquisition Corp. II	10-QSB	000-20837	3.1(d)	8/15/2005

3.5	Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc.	10-KSB	001-32836	3.1(d)	2/19/2008

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-32836	3.1	9/24/2012

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	001-32836	3.2	9/24/2012

3.8	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

4.1	Common Stock Certificate	10-Q	001-32836	4.1	5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1	3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior notes due 2017).	8-K	001-32836	4.2	3/19/2012

10.1	Compensation Information for Non-Employee Directors.	8-K	001-32836	10.1	4/29/2013

10.2	Fourth Amendment to Lease, dated as of June 26, 2013, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.					X

10.3	The Medivation, Inc. Employee Stock Purchase Plan.	8-K	001-32836	10.1	7/1/2013

10.4	The Medivation, Inc. Amended and Restated 2004 Equity Incentive Award Plan.	8-K	001-32836	10.2	7/1/2013

10.5	The Medivation, Inc. 2013 Cash Performance Incentive Plan.	8-K	001-32836	10.3	7/1/2013

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

12.1	Computation of Ratio of Earnings to Fixed Charges					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.