Form 10-Q
period 2013-09-30
MEDIVATION, INC.
filed 2013-11-12
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 7, 2013, 75,455,407 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$157,968	$71,301
Short-term investments	84,998	224,939
Receivable from collaboration partner	67,584	35,458
Restricted cash	—	343
Prepaid expenses and other current assets	17,341	12,175

Total current assets	327,891	344,216
Property and equipment, net	17,097	13,262
Restricted cash, net of current	9,899	8,843
Other non-current assets	6,155	5,545

Total assets	$361,042	$371,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,474	$2,073
Accrued expenses and other current liabilities	61,755	48,951
Deferred revenue	16,931	33,862

Total current liabilities	84,160	84,886
Convertible Notes, net of unamortized discount of $53,577 and $62,743 at September 30, 2013 and December 31, 2012, respectively	205,173	196,007
Deferred revenue, net of current	4,233	8,465
Other non-current liabilities	7,140	8,863

Total liabilities	300,706	298,221
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 170,000,000 shares authorized; 75,344,784 and 74,774,939 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	754	748
Additional paid-in capital	396,493	364,412
Accumulated other comprehensive income	18	33
Accumulated deficit	(336,929)	(291,548)

Total stockholders’ equity	60,336	73,645

Total liabilities and stockholders’ equity	$361,042	$371,866

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Collaboration revenue	$60,027	$64,798	$176,330	$144,535
Operating expenses:
Research and development expenses	28,737	32,045	81,850	73,625
Selling, general and administrative expenses	39,288	32,345	124,746	70,369

Total operating expenses	68,025	64,390	206,596	143,994

Income (loss) from operations	(7,998)	408	(30,266)	541
Other income (expense), net:
Interest expense	(5,165)	(4,840)	(15,035)	(10,113)
Interest income	40	57	166	140
Other expense, net	(132)	(154)	(123)	(169)

Total other income (expense), net	(5,257)	(4,937)	(14,992)	(10,142)

Net loss before income tax (expense) benefit	(13,255)	(4,529)	(45,258)	(9,601)
Income tax (expense) benefit	(58)	(8)	(123)	4

Net loss	$(13,313)	$(4,537)	$(45,381)	$(9,597)

Basic and diluted net loss per common share	$(0.18)	$(0.06)	$(0.60)	$(0.13)

Weighted average common shares used in the calculation of basic and diluted net loss per common share	75,255	73,697	75,032	72,794

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(13,313)	$(4,537)	$(45,381)	$(9,597)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities, net	6	(9)	(15)	(19)

Other comprehensive income (loss), net	6	(9)	(15)	(19)

Comprehensive loss	$(13,307)	$(4,546)	$(45,396)	$(9,616)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(45,381)	$(9,597)
Adjustments for non-cash operating items:
Amortization of deferred revenue	(21,163)	(92,479)
Stock-based compensation	25,628	17,520
Amortization of debt discount and debt issuance costs	9,941	6,491
Depreciation on property and equipment	2,474	959
Accretion of discount on securities	(148)	(93)
Loss on disposal of equipment	35	—
Changes in operating assets and liabilities:
Receivable from collaboration partners	(32,126)	(4,537)
Prepaid expenses and other current assets	(6,567)	(1,981)
Other non-current assets	(1,468)	32
Accounts payable	3,378	(1,483)
Accrued expenses and other current liabilities	11,106	24,846
Interest payable	1,698	—
Other non-current liabilities	(239)	4,285

Net cash used in operating activities	(52,832)	(56,037)

Cash flows from investing activities:
Purchases of short-term investments	(144,926)	(374,784)
Maturities of short-term investments	285,000	225,000
Purchases of property and equipment	(6,321)	(13,549)
Change in restricted cash	(713)	(3,697)

Net cash provided by (used in) investing activities	133,040	(167,030)

Cash flows from financing activities:
Proceeds from issuance of Convertible Notes, net	—	250,987
Financing transaction costs	—	(614)
Proceeds from issuance of common stock under Medivation Equity Incentive Plan	6,459	18,115

Net cash provided by financing activities	6,459	268,488

Net increase in cash and cash equivalents	86,667	45,421
Cash and cash equivalents at beginning of period	71,301	70,136

Cash and cash equivalents at end of period	$157,968	$115,557

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Property and equipment expenditures incurred but not yet paid	$23	$265
Performance share units withheld to satisfy tax withholding obligations not yet paid	$—	$1,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

The Company’s most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which is partnered with Astellas Pharma Inc., or Astellas. The Company in-licensed the intellectual property rights covering XTANDI in 2005, began its first clinical trial in 2007, entered into a collaboration agreement with Astellas in 2009, reported positive Phase 3 overall survival data in 2011 in patients with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel, or post-chemotherapy mCRPC patients, and on August 31, 2012, received regulatory approval from the U.S. Food and Drug Administration, or FDA, for the treatment of post-chemotherapy mCRPC patients. The Company and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. On June 24, 2013, the Company announced that XTANDI was granted marketing authorization in the European Union, or EU, for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. In addition, XTANDI is approved in Puerto Rico, Canada, South Korea, Argentina, Norway, Iceland, and Lichtenstein for the post-docetaxel indication and marketing applications for this indication are under review in Japan and multiple other countries worldwide.

In October 2013, the Company reported positive results from a planned interim analysis of overall survival and the primary analysis of radiographic progression-free survival from its global Phase 3 PREVAIL trial of enzalutamide in more than 1,700 men with metastatic prostate cancer that had progressed despite androgen deprivation therapy and who have not yet received chemotherapy, or pre-chemotherapy mCRPC. The Independent Data Monitoring Committee, or IDMC, overseeing the PREVAIL trial, concluded that enzalutamide demonstrated a favorable benefit-risk ratio and recommended the study be stopped early and patients treated with placebo be offered enzalutamide.

Together with Astellas, the Company is also conducting multiple trials of enzalutamide in earlier prostate cancer disease states and in patients with breast cancer. The Company also has ongoing programs with other agents in multiple different indications in early stages of research and development. These early-stage programs are unpartnered.

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

The Company has funded its operations primarily through public offerings of its common stock, the issuance of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, from up-front, development milestone and cost-sharing payments under its collaboration agreement with Astellas, or the Astellas Collaboration Agreement, and its former collaboration agreement with Pfizer and, subsequent to September 13, 2012, from collaboration revenue attributable to XTANDI sales. The Company has incurred cumulative net losses of $336.9 million through September 30, 2013, and expects to incur substantial additional losses for the foreseeable future as it continues to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and the Company’s early-stage technologies, and its corporate overhead costs. The Company does not know when, or if, it will become profitable, or whether XTANDI will be approved for sale in any other country or for any other indications.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

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

The unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and any variable interest entities, or VIEs, for which the Company is a primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The Company operates in one operating segment.

All tabular disclosures of dollar and share amounts are presented in thousands, unless indicated otherwise. All per share amounts are presented at their actual amounts. The number of shares issuable under the Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, and the Medivation, Inc. 2013 Employee Stock Purchase Plan, or ESPP, disclosed in Note 8, “Stockholder’s Equity,” are presented at their actual amounts. Amounts presented herein may not calculate or sum precisely due to rounding.

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

Estimates and assumptions used by management principally relate to: revenue recognition, including estimates of the various deductions from gross sales used to calculate net sales of XTANDI, reliance on third-party information, and the estimated performance periods of the Company’s deliverables under the Astellas Collaboration Agreement and its former collaboration agreement with Pfizer; services performed by third parties but not yet invoiced; the fair value and forfeiture rates of equity awards under the Medivation Equity Incentive Plan; the probability of attaining the performance objectives of performance share awards; the probability and potential magnitude of contingent liabilities; Convertible Notes, including the Company’s estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component; determination of whether the Company is the primary beneficiary of any VIEs; and deferred income taxes, income tax provisions and accruals for uncertain income tax positions.

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

(d) Significant Accounting Policies

Reference is made to Note 2, “Summary of Significant Accounting Policies,” included in the notes to the Company’s audited consolidated financial statements included in its Annual Report. As of the date of the filing of this Quarterly Report on Form 10-Q, or the Quarterly Report, there were no significant changes to the significant accounting policies described in the Company’s Annual Report, except for (e) below.

(e) Variable Interest Entity

A variable interest entity is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected returns; or (c) the equity investors have voting rights that are not proportional to their economic interests.

In determining whether a variable interest entity exists, and if so whether the Company is a primary beneficiary of the variable interest entity and therefore required to consolidate the entity, the Company applies a qualitative approach that determines whether it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company continually reassesses whether it is the primary beneficiary of a VIE as changes to existing relationships or future transactions may result in the Company consolidating or deconsolidating the VIE. As of September 30, 2013, the Company has determined that it is the primary beneficiary in a VIE. The financial results of the VIE were not material to the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2013 and therefore not included therein.

(f) Recently Issued Accounting Pronouncements

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

(g) Out-of-Period Adjustment

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

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments, plus up to an additional $320.0 million in sales milestone payments. As of September 30, 2013, the Company had received an aggregate of $78.0 million in development milestone payments under the Astellas Collaboration Agreement. The Company expects that any of the remaining $257.0 million in development milestone payments and the $320.0 million in sales milestone payments that the Company may earn in future periods will be recognized as revenue in their entirety in the period in which the underlying milestone event is achieved.

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
(5)	These milestone payments totaling $78.0 million have been received as of September 30, 2013.

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

Collaboration revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Collaboration revenue:
Attributable to U.S. XTANDI sales	$54,244	$7,056	$133,134	$7,056
Attributable to ex-U.S. XTANDI sales	1,551	—	2,033	—
Attributable to up-front and milestone payments	4,232	57,742	41,163	137,479

Total	$60,027	$64,798	$176,330	$144,535

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

Collaboration revenue attributable to U.S. XTANDI sales was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net U.S. sales (as reported by Astellas)	$108,487	$14,112	$266,267	$14,112
Shared U.S. development and commercialization costs	(58,901)	(41,928)	(178,002)	(41,928)

Pre-tax U.S. profit (loss)	$49,586	$(27,816)	$88,265	$(27,816)

Medivation’s share of pre-tax U.S. profit (loss)	$24,793	$(13,908)	$44,133	$(13,908)
Reimbursement of Medivation’s share of shared U.S. costs	29,451	20,964	89,001	20,964

Collaboration revenue attributable to U.S. XTANDI sales	$54,244	$7,056	$133,134	$7,056

XTANDI first became available for shipment on September 13, 2012. There was no collaboration revenue attributable to U.S. XTANDI sales prior to September 13, 2012.

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

Collaboration revenue attributable to ex-U.S. XTANDI sales was $1.6 million and $2.0 million for the three and nine months ended September 30, 2013, respectively. There was no collaboration revenue attributable to ex-U.S. XTANDI sales for the three and nine months ended September 30, 2012.

Collaboration Revenue Attributable to Up-front and Milestone Payments

The Company records non-refundable, up-front payments under its current and former collaboration agreements as deferred revenue and recognizes these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period. The Company’s performance period under the Astellas Collaboration Agreement began in the fourth quarter of 2009 and at September 30, 2013, management estimated that it would be completed in the fourth quarter of 2014. The Company’s performance period under its former collaboration agreement with Pfizer concluded in the third quarter of 2012 upon completion of the Company’s performance obligations.

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

Through September 30, 2013, the Company has received an up-front payment of $110.0 million and development milestone payments of $78.0 million from Astellas, and a $225.0 million up-front payment under its former collaboration agreement with Pfizer.

Collaboration revenue attributable to up-front and milestone payments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Collaboration revenue attributable to up-front and milestone payments:
From Astellas	$4,232	$52,256	$41,163	$65,449
From Pfizer	—	5,486	—	72,030

Total	$4,232	$57,742	$41,163	$137,479

Deferred revenue under the Astellas Collaboration Agreement consisted of the following:

	September 30, 2013	December 31, 2012
Current	$16,931	$33,862
Long-term	4,233	8,465

Total	$21,164	$42,327

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

The following table summarizes the reductions in R&D expenses related to development cost-sharing payments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Development cost-sharing payments from Astellas	$13,070	$11,003	$31,617	$39,131
Development cost-sharing payments from Pfizer	—	51	—	1,740

Total	$13,070	$11,054	$31,617	$40,871

The following table summarizes the (increases) reductions in SG&A expenses related to commercialization cost-sharing payments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercialization cost-sharing payments to Astellas	$(1,812)	$(1,187)	$(10,388)	$(1,857)
Commercialization cost-sharing payments from Pfizer	—	—	—	9

Total	$(1,812)	$(1,187)	$(10,388)	$(1,848)

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

Potentially dilutive common shares have been excluded from the diluted net loss per common share computations for the three and nine months ended September 30, 2013 and 2012 because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss during these periods. Outstanding securities, and the number of potentially dilutive common shares underlying such securities, were as follows:

	September 30,
	2013	2012
Stock options	6,741	6,898
Convertible Notes	5,050	5,050
Restricted stock units	436	247
Stock appreciation rights	499	509
Performance shares	—	42
Warrants	46	46

Total	12,772	12,792

The Convertible Notes can be settled in common stock, cash, or a combination thereof, at the Company’s election. During periods of net income, the Company’s intent and ability to settle the Convertible Notes in cash could impact the computation of diluted net income per common share.

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

Holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding January 1, 2017 only upon the occurrence of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) upon the occurrence of specified corporate events; or (4) if the Company calls any Convertible Notes for redemption, at any time until the close of business on the second business day preceding the redemption date. On or after January 1, 2017 until the close of business on the second business day immediately preceding the stated maturity date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances. At September 30, 2013, the Convertible Notes were not convertible.

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

The debt and equity components of the Convertible Notes have been bifurcated and accounted for separately based on the authoritative accounting guidance in Accounting Standards Codification, or ASC, 470-20, “Debt with Conversion and Other Options.” The $258.8 million aggregate principal amount of Convertible Notes was bifurcated between the debt component ($187.1 million) and the equity component ($71.7 million). The amount allocated to the debt component of $187.1 million was estimated based on the fair value of similar debt instruments that do not include an equity conversion feature. The Convertible Notes were recorded at an initial carrying value of $187.1 million, net of $71.7 million in debt discount. The debt discount will be accreted to the carrying value of the Convertible Notes as non-cash interest expense utilizing the effective yield amortization method over the period ending on April 1, 2017, which is the scheduled maturity date of the Convertible Notes. Debt discount amortized during the three and nine months ended September 30, 2013 was $3.2 million and $9.2 million, respectively. Debt discount amortized during the three and nine months ended September 30, 2012 was $2.9 million and $6.0 million, respectively. At September 30, 2013, the carrying value of the Convertible Notes was $205.2 million, net of $53.6 million of unamortized debt discount.

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

After giving effect to the bifurcation described above, the effective interest rate on the Convertible Notes was 10.71% for the three and nine months ended September 30, 2013 and 2012. The Company recognized total interest expense of $5.2 million and $15.0 million for the three and nine months ended September 30, 2013, respectively, consisting of $1.7 million and $5.1 million of interest expense, respectively, based on the 2.625% coupon rate of the Convertible Notes and $3.5 million and $9.9 million of non-cash interest expense, respectively, related to the amortization of the debt discount and debt issuance costs. The Company recognized total interest expense of $4.8 million and $10.1 million for the three and nine months ended September 30, 2012, respectively, consisting of $1.7 million and $3.6 million of interest expense, respectively, based on the 2.625% coupon rate of the Convertible Notes and $3.1 million and $6.5 million of non-cash interest expense, respectively, related to the amortization of the debt discount and debt issuance costs.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	September 30, 2013	December 31, 2012
Leasehold improvements	$11,976	$9,057
Furniture and fixtures	3,981	2,648
Computer equipment and software	3,933	3,166
Construction in progress	991	281
Laboratory equipment	703	244

	21,584	15,396
Less: Accumulated depreciation and amortization	(4,487)	(2,134)

Total	$17,097	$13,262

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Clinical and preclinical trials	$31,722	$25,150
Payroll and payroll-related	12,597	13,439
Royalties payable	4,659	2,296
Interest payable	3,396	1,698
Accrued professional services and other current liabilities	9,381	6,368

Total	$61,755	$48,951

NOTE 8 — STOCKHOLDERS’ EQUITY

(a) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at September 30, 2013.

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

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2012	7,038,291	$18.90
Granted	345,286	$49.80
Exercised	(551,216)	$11.72
Forfeited	(91,220)	$24.98

Outstanding at September 30, 2013	6,741,141	$20.99	6.69	$262.5

Vested and exercisable at September 30, 2013	4,190,995	$12.60	5.58	$198.4

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $59.94 of the Company’s common stock on September 30, 2013. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on September 30, 2013. The amounts are presented in millions.

The weighted-average grant-date fair value per share of options granted during the nine months ended September 30, 2013 was $30.56.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2012	373,625	$39.06
Granted	73,993	$50.94
Vested	—	—
Forfeited	(12,076)	$44.15

Unvested at September 30, 2013	435,542	$40.94

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

The following table summarizes stock appreciation rights activity for the nine months ended September 30, 2013:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2012	883,600	$23.91
Granted	—	—
Exercised	(34,046)	$23.20
Forfeited	(18,338)	$23.20

Outstanding at September 30, 2013	831,216	$23.95	8.19	$29.9

Vested and exercisable at September 30, 2013	345,044	$23.99	8.16	$12.4

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $59.94 of the Company’s common stock on September 30, 2013. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on September 30, 2013. The amounts are presented in millions.

Performance Share Awards

There were no performance share awards outstanding under the Medivation Equity Incentive Plan at either September 30, 2013 or December 31, 2012.

Warrants

At September 30, 2013, an aggregate of 45,808 warrants to purchase shares of Medivation common stock at a weighted-average exercise price of $3.46 per share were outstanding. These outstanding warrants expire between 2014 and 2017.

Stock-Based Compensation

The Company estimates the fair value of stock options and stock appreciation rights using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the estimated stock price volatility, estimated term, estimated dividend yield and risk-free interest rate. The Black-Scholes assumptions used for stock options and stock appreciation rights granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.45%	0.68%	0.73-1.55%	0.68-1.01%
Estimated term (in years)	5.25	5.28	5.24-5.50	5.28-5.48
Estimated volatility	68%	66%	68-75%	66-73%
Estimated dividend yield	—	—	—	—

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense recognized as:
R&D expense	$3,765	$3,512	$11,202	$8,997
SG&A expense	5,436	4,091	14,426	8,523

Total	$9,201	$7,603	$25,628	$17,520

Unrecognized stock-based compensation expense totaled $69.0 million at September 30, 2013 and is expected to be recognized over a weighted-average period of 2.6 years.

(c) Medivation Employee Stock Purchase Plan

The Medivation, Inc. 2013 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s stockholders on June 28, 2013, permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the beginning or ending of a purchase period. Eligible employee contributions are limited on an annual basis to $25,000 in accordance with Section 423 of the Internal Revenue Code. The first purchase period under the plan commenced on October 1, 2013 and will conclude on March 31, 2014. As of September 30, 2013, a total of 3,000,000 shares of the Company’s common stock were authorized for issuance under the ESPP and no shares have been issued.

NOTE 9 — INCOME TAXES

The Company calculates its quarterly income tax provision in accordance with the guidance provided by ASC 740-270, “Interim Income Tax Accounting,” whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). The Company’s income tax (expense) benefit for the three and nine months ended September 30, 2013 and 2012 was not significant.

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

The following table presents the Company’s cash equivalents and short-term investments, as well as the hierarchy for its financial instruments measured at fair value on a recurring basis:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
September 30, 2013:
Cash equivalents:
Money market funds	$105,838	$105,838	—	—
Short-term investments:
U.S. Treasury bills	$84,998	$84,998	—	—
December 31, 2012:
Cash equivalents:
Money market funds	$48,693	$48,693	—	—
Short-term investments:
U.S. Treasury bills	$224,939	$224,939	—	—

At September 30, 2013, the amortized cost and gross unrealized gain for available-for-sale securities, consisting of U.S. Treasury bills maturing in December of 2013, were $85.0 million and $0 million, respectively. At December 31, 2012, the amortized cost and gross unrealized gain for available-for-sale securities, consisting of U.S. Treasury bills maturing in March and June of 2013, were $224.9 million and $0.0 million, respectively.

In the table below, the Company has presented the total balance of other financial instruments that are not measured at fair value on a recurring basis:

		Fair value measurements using:
	Total Balance	Level 1	Level 2	Level 3
September 30, 2013:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$52,130	$52,130	—	—
Liabilities:
Convertible Notes	$261,709	—	$261,709	—
December 31, 2012:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$22,608	$22,608	—	—
Liabilities:
Convertible Notes	$234,813	—	$234,813	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivable from collaboration partner, accounts payable and accrued expenses and other current liabilities approximate their carrying value. The estimated fair value of the Company’s Convertible Notes, including the equity component, was $361.9 million at September 30, 2013 and was determined using recent trading prices of the Convertible Notes. The fair value of the Convertible Notes included in the table above represents only the liability component of the Convertible Notes, because the equity component is included in stockholders’ equity on the consolidated balance sheets.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

In June 2013, the Company entered into the Fourth Amendment to its lease agreement, as amended, at 525 Market Street, San Francisco, California, pursuant to which it leased an additional approximately 13,000 square feet of office space that it expects to occupy beginning in January 2014. In connection with the execution of the Fourth Amendment, the Company delivered to the lessor a letter of credit collateralized by restricted cash totaling $1.1 million. In total, at September 30, 2013, the Company leased approximately 98,000 square feet of office space at 525 Market Street pursuant to the lease agreement, as amended, which expires in June 2019. The Company has an option to extend the lease term for an additional five years.

The Company also leases approximately 15,000 square feet of office space in Oakbrook Terrace, Illinois for its commercial headquarters pursuant to a lease agreement that expires in December 2019. In addition, the Company utilizes approximately 14,000 square feet of laboratory space at another location pursuant to an agreement that expires in December 2015.

The future minimum rental payments under the Company’s operating leases at September 30, 2013 were as follows:

Years Ending December 31,	Annual Payments
2013 (remainder of year)	$1,745
2014	7,772
2015	7,943
2016	6,250
2017	6,356
2018 and thereafter	9,832

Total	$39,898

In addition to the future minimum rental payments included in the table above, certain lease agreements also require the Company to make additional payments during the lease term for taxes, insurance, and other operating expenses. See Note 12, “Subsequent Event,” for additional information regarding the Company’s operating lease agreements.

(b) Restricted Cash

The Company had outstanding letters of credit collateralized by restricted cash totaling $9.9 million and $9.2 million at September 30, 2013 and December 31, 2012, respectively, to secure various operating leases. At September 30, 2013, $9.9 million of restricted cash associated with these letters of credit was classified as long-term assets on the consolidated balance sheets. At December 31, 2012, $0.3 million and $8.8 million of restricted cash associated with these letters of credit were classified as current and long-term assets, respectively, on the consolidated balance sheets.

(c) License Agreement with UCLA

Under an August 2005 license agreement with UCLA the Company’s subsidiary Medivation Prostate Therapeutics, Inc. holds an exclusive worldwide license under several UCLA patents and patent applications covering XTANDI and related compounds. Under the Astellas Collaboration Agreement, the Company granted Astellas a sublicense under the patent rights licensed to it by UCLA.

The Company is required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon achievement of certain development and regulatory milestone events with respect to XTANDI (all of which has been paid as of September 30, 2013), (c) ten percent of the remaining $257.0 million in development milestone payments that the Company is eligible to earn under the Astellas Collaboration Agreement, and (d) a four percent royalty on global net sales of XTANDI. Under the terms of the Astellas Collaboration Agreement, the Company shares this royalty obligation with Astellas 50/50 with respect to sales in the United States, and Astellas bears this entire royalty obligation with respect to sales outside of the United States. In addition, in ongoing litigation initiated by the Company, UCLA has filed a cross-complaint alleging that the Company is also required to share with it ten percent of the $320.0 million in sales milestone payments that the Company is eligible to earn under the Astellas Collaboration Agreement. Additional information about this litigation is included below.

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

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired the Company’s common stock between September 21, 2006 and March 2, 2010. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated amended complaint, which was dismissed without prejudice as to all defendants in August 2011. The lead plaintiff filed a second amended complaint in November 2011. In March 2012, the court dismissed the second amended complaint with prejudice and entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012. The appeal is fully briefed, and oral argument is schedule for January 17, 2014.

In May 2011, the Company filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. The Company’s allegations in this lawsuit include that it has exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat non-metastatic CRPC population. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, the Company filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. The Company seeks remedies including a declaration that it is the proper licensee of ARN-509, contractual remedies conferring to it exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against the Company seeking declaratory relief which, if granted, would require the Company to share with the Regents 10% of any sales milestone payments the Company may receive under the Astellas Collaboration Agreement. Under the Astellas Collaboration

Agreement, the Company is eligible to receive up to $320.0 million in sales milestone payments. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012 and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, the Company filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has commenced. Medivation will file a Notice of Appeal of the summary judgment rulings in favor of Regents after the final judgment is entered on the Regent’s cross-complaint. The bench trial of the Regent’s cross-complaint against the Company was conducted in July 2013, and the Company is awaiting a decision from the Court. The jury trial of the Company’s fraud and breach of contract claims against the remaining Regents professor commenced on October 15, 2013, and as of the date of this filing the jury had not rendered a verdict in the trial.

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

NOTE 12 — SUBSEQUENT EVENT

In October 2013, the Company entered into a lease agreement for approximately 44,000 square feet of laboratory space located in San Francisco, California that it expects to occupy beginning in July 2014. The lease agreement expires in July 2024. The Company has an option to extend the lease term for an additional five years.

The future minimum rental payments required under this lease are as follows:

Years Ending December 31,	Annual Payments
2013 (remainder of year)	$175
2014	175
2015	2,120
2016	2,184
2017	2,249
2018 and thereafter	16,579

Total	$23,482

In addition to the future minimum rental payments included in the table above, this lease agreement also requires the Company to make additional payments during the lease term for taxes, insurance, and other operating expenses.

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

Our most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which we have partnered with Astellas Pharma Inc., or Astellas. We in-licensed the intellectual property rights covering XTANDI in 2005, began our first clinical trial in 2007, entered into our collaboration agreement with Astellas, or the Astellas Collaboration Agreement, in 2009, reported positive Phase 3 overall survival data in 2011 in patients with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel, or post-chemotherapy mCRPC patients, and on August 31, 2012, received regulatory approval from the U.S. Food and Drug Administration, or FDA, for the treatment of post-chemotherapy mCRPC. We and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. On June 24, 2013, we and Astellas announced that XTANDI was granted marketing authorization in the European Union, or EU, for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. In addition, XTANDI is approved in Puerto Rico, Canada, South Korea, Argentina, Norway, Iceland, and Lichtenstein for the post-docetaxel indication and marketing applications for this indication are under review in Japan and multiple other countries worldwide.

In October 2013, we reported positive results from a planned interim analysis of overall survival and the primary analysis of radiographic progression-free survival from our global Phase 3 PREVAIL trial of enzalutamide in more than 1,700 men with metastatic prostate cancer that had progressed despite androgen deprivation therapy and who have not yet received chemotherapy, or pre-chemotherapy mCRPC. Information regarding the positive results of the interim analysis is included below in the section titled, “Business Highlights.”

Together with Astellas, we are also conducting multiple trials of enzalutamide in earlier prostate cancer disease states and in patients with breast cancer. We also have ongoing programs with other agents in multiple different indications in the early stages of research and development. These early-stage programs are unpartnered.

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

Financial History

On August 31, 2012, the FDA approved XTANDI for the treatment of post-chemotherapy mCRPC patients. This was the first marketing approval for XTANDI anywhere in the world. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the United States on September 13, 2012. Our collaboration partner Astellas commenced commercial sales of XTANDI in Europe in June 2013. We did not generate any collaboration revenue attributable to XTANDI sales until the quarter ended September 30, 2012. We have funded our operations primarily through public offerings of our common stock, the issuance of our Convertible Notes, up-front, development milestone and cost-sharing payments under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer and, subsequent to September 13, 2012, from collaboration revenue attributable to XTANDI sales.

We have incurred cumulative net losses of $336.9 million through September 30, 2013, and expect to incur substantial additional losses as we continue to finance the commercialization of XTANDI in the U.S market, clinical and preclinical studies of enzalutamide and our early-stage technologies, and our corporate overhead costs. We do not know when, or if, we will become profitable, or whether XTANDI will be approved for sale in any other countries for any other indications.

Business Highlights

•	In October 2013, we reported positive results from a planned interim analysis of overall survival and the primary analysis of radiographic progression-free survival from our global Phase 3 PREVAIL trial of enzalutamide in more than 1,700 men with pre-chemotherapy mCRPC. The Independent Data Monitoring Committee, or IDMC, informed Medivation and Astellas of the following results:

•	Patients treated with enzalutamide demonstrated a statistically significant overall survival advantage compared with patients receiving placebo (p< 0.0001). Enzalutamide provided a 30% reduction in risk of death compared with placebo (Hazard Ratio= 0.70; 95% confidence interval, 0.59-0.83).

•	Patients treated with enzalutamide demonstrated a statistically significant radiographic progression-free survival advantage compared with patients receiving placebo (p< 0.0001). Enzalutamide provided an 81% reduction in risk of radiographic progression or death compared with placebo (Hazard Ratio= 0.19; 95% confidence interval, 0.15-0.23).

•	The percentage of patients alive in the enzalutamide arm was 72% as compared with 65% in the placebo arm at the time of the interim analysis data cut-off date. Treatment with enzalutamide resulted in a calculated point estimate for median overall survival of 32.4 months (95% confidence interval, 31.5 months-upper limit not yet reached) versus 30.2 months (95% confidence interval, 28.0 months-upper limit not yet reached) for patients receiving placebo. Because the trial will be stopped early with the majority of patients still alive, the estimated median survivals are not as precise as the hazard ratio. The hazard ratio takes into account available information about the trial endpoint from all patients whereas the median is a single point estimate of a much smaller number of patients at risk.

•	The median radiographic progression-free survival was not yet reached (95% confidence interval, 13.8 months-upper limit not yet reached) in the enzalutamide arm and was 3.9 months (95% confidence interval, 3.7-5.4) in the placebo arm.

•	Given the overall survival benefit and the observed safety profile, the IDMC considered the overall benefit-risk ratio to favor the enzalutamide arm and recommended unequivocally patients receiving placebo be offered treatment with enzalutamide.

•	Of the 1,715 patients treated in the blinded PREVAIL study, two patients were reported by investigators to have had a seizure event. The full analysis of the safety data will become available upon final database lock and unblinding.

•	Because the PREVAIL trial remains blinded, the IDMC did not provide us with any efficacy or safety data other than that described above.

•	Medivation and Astellas will initiate meetings with and submissions to regulatory agencies beginning in early 2014.

•	Initiated a Phase 4 clinical trial, known as PLATO. The study will evaluate the efficacy and safety of continued treatment with enzalutamide plus abiraterone acetate and prednisone as compared to treatment with abiraterone acetate and prednisone alone in patients with chemotherapy-naïve metastatic prostate cancer whose disease has progressed following enzalutamide therapy. The purpose of the trial is to help determine the potential clinical benefit of extending time on enzalutamide treatment by adding an additional therapy in patients with progressive chemotherapy-naïve metastatic prostate cancer. The global randomized, double-blind, placebo-controlled trial is designed to enroll approximately 500 chemotherapy-naïve patients with mCRPC. The primary endpoint of the trial is progression-free survival.

•	Advanced the development program comparing enzalutamide’s effects on progression-free-survival when compared head-to-head versus bicalutamide, the most commonly-used anti-androgen, in men who have progressed following medical castration with LHRH analog therapy or surgical castration.

•	Completed patient enrollment in the TERRAIN trial in July 2013, which enrolled approximately 370 men with mCRPC disease primarily in Europe; and

•	Continued patient enrollment in the STRIVE trial, which is enrolling approximately 400 men with either metastatic or non-metastatic disease primarily in the U.S.

•	Continued patient enrollment in a Phase 2 clinical trial evaluating enzalutamide as a single agent for the treatment of advanced, androgen receptor (AR)-positive, triple-negative breast cancer (TNBC). The Phase 2 open label, single-arm, multicenter trial plans to enroll approximately 80 patients with AR-positive, TNBC in sites in the United States, Canada, and Europe. The primary endpoint of the trial is clinical benefit rate, defined as the proportion of patients with a best response of complete response, partial response, or stable disease at > 16 weeks.

2013 Financial Highlights

•	Net sales of XTANDI in the United States for the three months ended September 30, 2013, as reported by Astellas, were $108.5 million, an increase of $26.1 million, or 32%, from the three months ended June 30, 2013. Net sales of XTANDI in the United States for the nine months ended September 30, 2013, as reported by Astellas, were $266.3 million. Net sales for XTANDI in the United States for the three and nine months ended September 30, 2012, as reported by Astellas, were $14.1 million. The 2012 results represented U.S. XTANDI sales during the 12 business day period of sales beginning on September 13, 2012, when XTANDI first became available for shipment.

•	Net sales of XTANDI outside the United States for the three and nine months ended September 30, 2013, as reported by Astellas, were $13.0 million and $16.9 million, respectively. No ex-U.S. XTANDI sales were reported in prior year periods.

•	Collaboration revenue for the three and nine months ended September 30, 2013 was $60.0 million and $176.3 million, respectively, a decrease of $4.8 million, or 7%, and an increase of $31.8 million, or 22%, respectively, from the prior year periods.

•	Total operating expenses for the three and nine months ended September 30, 2013 were $68.0 million and $206.6 million, respectively, an increase of $3.6 million, or 6%, and $62.6 million, or 43%, respectively, from the prior year periods. Operating expenses included non-cash stock-based compensation of $9.2 million and $25.6 million for the three and nine months ended September 30, 2013, respectively, an increase of $1.6 million, or 21%, and $8.1 million, or 46%, respectively, from the prior year periods.

•	Cash, cash equivalents and short-term investments were $243.0 million at September 30, 2013, a decrease of $53.2 million, or 18%, from $296.2 million at December 31, 2012.

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

We have identified our most critical accounting policies and estimates upon which our financial statements depend as those relating to: revenue recognition, including estimates of the various deductions from gross sales used to calculate net sales of XTANDI, reliance on third-party information, and the estimated performance periods of our deliverables under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer; stock-based compensation; research and development expenses and accruals; litigation; Convertible Notes, including our estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component; determination of whether we are the primary beneficiary of any variable interest entities, or VIEs; and income taxes. For a discussion of our critical accounting policies and use of estimates, other than with respect to VIEs, please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

A VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected returns; or (c) the equity investors have voting rights that are not proportional to their economic interests.

In determining whether a VIE exists, and if so whether we are a primary beneficiary of the VIE and therefore required to consolidate the entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. We continually reassesses whether we are the primary beneficiary of a VIE as changes to existing relationships or future transactions may result in us consolidating or deconsolidating the VIE. As of September 30, 2013, we have determined that we are the primary beneficiary in a VIE. The financial results of the VIE were not material to our consolidated financial statements as of and for the three and nine months ended September 30, 2013 and therefore not included therein.

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

Collaboration revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Collaboration revenue:
Attributable to U.S. XTANDI sales	$54,244	$7,056	$133,134	$7,056
Attributable to ex-U.S. XTANDI sales	1,551	—	2,033	—
Attributable to up-front and milestone payments	4,232	57,742	41,163	137,479

Total	$60,027	$64,798	$176,330	$144,535

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

Net sales of XTANDI in the United States for the three months ended September 30, 2013, as reported by Astellas, were $108.5 million, an increase of $26.1 million, or 32%, from the three months ended June 30, 2013. Net sales of XTANDI in the United States for the three and nine months ended September 30, 2012, as reported by Astellas, were $14.1 million. The 2012 results represented U.S. XTANDI sales during the 12 business day period beginning on September 13, 2012, when XTANDI first became available for shipment.

Collaboration revenue attributable to U.S. XTANDI sales was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net U.S. sales (as reported by Astellas)	$108,487	$14,112	$266,267	$14,112
Shared U.S. development and commercialization costs	(58,901)	(41,928)	(178,002)	(41,928)

Pre-tax U.S. profit (loss)	$49,586	$(27,816)	$88,265	$(27,816)

Medivation’s share of pre-tax U.S. profit (loss)	$24,793	$(13,908)	$44,133	$(13,908)
Reimbursement of Medivation’s share of shared U.S. costs	29,451	20,964	89,001	20,964

Collaboration revenue attributable to U.S. XTANDI sales	$54,244	$7,056	$133,134	$7,056

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

Collaboration revenue attributable to ex-U.S. XTANDI sales was $1.6 million and $2.0 million for the three and nine months ended September 30, 2013, respectively. There was no collaboration revenue attributable to ex-U.S. XTANDI sales for the three and nine months ended September 30, 2012.

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

Under our license agreement with UCLA, we are required to share with UCLA ten percent of the development milestone payments that we earn under the Astellas Collaboration Agreement. In ongoing litigation with UCLA initiated by us, UCLA has alleged in a cross-complaint that we are also required to share with UCLA ten percent of any sales milestone payments we may receive under the Astellas Collaboration Agreement. We dispute this allegation, and intend to defend our position vigorously. For more information about this litigation, see Note 11, “Commitments and Contingencies.”

Collaboration revenue attributable to up-front and milestone payments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Collaboration revenue attributable to up-front and milestone payments:
From Astellas	$4,232	$52,256	$41,163	$65,449
From Pfizer	—	5,486	—	72,030

Total	$4,232	$57,742	$41,163	$137,479

Collaboration revenue attributable to up-front and milestone payments from Astellas was $4.2 million and $41.2 million for the three and nine months ended September 30, 2013, respectively, a decrease of $48.0 million, or 92%, and $24.3 million, or 37%, from the prior year periods. The differences were due primarily to the timing of development milestone payments earned during the applicable periods under the Astellas Collaboration Agreement.

Collaboration revenue attributable to the up-front payment from Pfizer for the three and nine months ended September 30, 2012 was $5.5 million and $72.0 million, respectively. Amortization of the entire Pfizer up-front payment was completed upon completion of our performance obligations in the third quarter of 2012.

Deferred revenue under the Astellas Collaboration Agreement consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Current	$16,931	$33,862
Long-term	4,233	8,465

Total	$21,164	$42,327

Research and Development Expenses

Research and development, or R&D, expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development expenses	$28,737	$32,045	$81,850	$73,625
Percentage change	(10%)		11%

R&D expenses decreased by $3.3 million, or 10%, to $28.7 million for the three months ended September 30, 2013 from $32.0 million for the prior year period. The decrease was primarily due to a $6.5 million decrease in development milestones to UCLA and a $1.5 million decrease in personnel-related costs, partially offset by increased clinical and preclinical development costs of $4.3 million.

R&D expenses increased by $8.2 million, or 11%, to $81.9 million for the nine months ended September 30, 2013 from $73.6 million for the prior year period. The increase was primarily due to increased clinical and preclinical development costs of $6.4 million and increased personnel-related costs of $4.8 million primarily due to higher staffing levels and payroll-related expenses, partially offset by a $4.5 million decrease in development milestones to UCLA.

R&D expenses represented 42% and 40% of total operating expenses for the three and nine months ended September 30, 2013, respectively, compared to 50% and 51% of total operating expenses for the three and nine months ended September 30, 2012, respectively. R&D headcount increased to 157 full-time employees at September 30, 2013 from 97 full-time employees at September 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Development cost-sharing payments from Astellas	$13,070	$11,003	$31,617	$39,131
Development cost-sharing payments from Pfizer	—	51	—	1,740

Total	$13,070	$11,054	$31,617	$40,871

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Direct costs:
XTANDI (enzalutamide)	$15,434	$24,562	$50,848	$53,221
Dimebon (1)	—	289	—	2,000
Other	10,900	5,172	24,040	12,958

Total direct costs	26,334	30,023	74,888	68,179
Indirect costs	2,403	2,022	6,962	5,446

Total	$28,737	$32,045	$81,850	$73,625

(1)	We and Pfizer discontinued development of dimebon for all indications in January 2012, and completed the wind-down of each of our respective remaining collaboration activities in the third quarter of 2012.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Selling, general and administrative expenses	$39,288	$32,345	$124,746	$70,369
Percentage change	21%		77%

SG&A expenses increased by $6.9 million, or 21%, to $39.3 million for the three months ended September 30, 2013 from $32.3 million in the prior year period. The increase was primarily due to a $2.4 million increase in third-party sales and marketing expenses to support the U.S. commercial launch of XTANDI, $2.1 million of royalty expense to UCLA, $0.9 million of cost-sharing payments to Astellas for XTANDI cost of goods sold, increased legal fees of $0.4 million relating to our pending litigation against UCLA, one of its professors and Aragon Pharmaceuticals, Inc., a $0.3 million increase in personnel-related costs and increased insurance costs of $0.3 million.

SG&A expenses increased by $54.4 million, or 77%, to $124.7 million for the nine months ended September 30, 2013 from $70.4 million in the prior year period. The increase was primarily due to a $22.8 million increase in third-party sales and marketing expenses to support the U.S. commercial launch of XTANDI, increased personnel-related costs of $19.6 million primarily resulting from higher staffing levels to support the U.S. commercial launch of XTANDI and payroll-related costs, $5.0 million of royalty expense to UCLA, increased legal fees of $2.5 million relating to our pending litigation against UCLA, one of its professors and Aragon Pharmaceuticals, Inc., $2.2 million of cost-sharing payments to Astellas for XTANDI cost of goods sold and increased insurance costs of $0.7 million.

SG&A expenses represented 58% and 60% of total operating expenses for the three and nine months ended September 30, 2013, respectively, compared to 50% and 49% for the three and nine months ended September 30, 2012, respectively. SG&A headcount increased to 190 full-time employees at September 30, 2013 from 154 full-time employees at September 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercialization cost-sharing payments to Astellas	$(1,812)	$(1,187)	$(10,388)	$(1,857)
Commercialization cost-sharing payments from Pfizer	—	—	—	9

Total	$(1,812)	$(1,187)	$(10,388)	$(1,848)

Other Income (Expense), Net

The components of other income (expense), net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other income (expense):
Coupon interest expense on Convertible Notes	$(1,698)	$(1,698)	$(5,094)	$(3,622)
Non-cash amortization of debt discount and issuance costs on Convertible Notes	(3,467)	(3,142)	(9,941)	(6,491)
Interest income	40	57	166	140
Other expense, net	(132)	(154)	(123)	(169)

Total	$(5,257)	$(4,937)	$(14,992)	$(10,142)

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

Income Tax (Expense) Benefit

Income tax (expense) benefit and the effective income tax rate were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax (expense) benefit	$(58)	$(8)	$(123)	$4
Effective income tax rate	0.44%	0.18%	0.27%	(0.04)%

Income tax (expense) benefit for the three and nine months ended September 30, 2013 and 2012 was not significant.

Liquidity and Capital Resources

Sources of Liquidity and Access to Capital

We have incurred cumulative net losses of $336.9 million since inception through September 30, 2013, and expect to incur substantial additional losses for the foreseeable future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and our early-stage technologies, and our corporate overhead costs. Our operating losses have had and will continue to have an adverse impact on our working capital, total assets, and stockholders’ equity. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the United States for the treatment of post-chemotherapy mCRPC patients on September 13, 2012. XTANDI’s sales and profit potential is unproven. We did not generate any collaboration revenue attributable to U.S. XTANDI sales until the third quarter of 2012 and we did not generate any collaboration revenue attributable to ex-U.S. XTANDI sales until the second quarter of 2013. On June 24, 2013, we announced that XTANDI was granted marketing authorization in the European Union, or EU, for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. In addition, XTANDI is approved in Puerto Rico, Canada, South Korea, Argentina, Norway, Iceland, and Lichtenstein for the post-docetaxel indication and marketing applications for this indication are under review in Japan and multiple other countries worldwide. We do not know when, or if, we will become profitable, or whether XTANDI will receive marketing approval in any other country or for any other indication. We may never achieve profitability and even if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis. We have funded our operations primarily through public offerings of our common stock, the issuance of our Convertible Notes, the up-front, development milestone and cost-sharing payments under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer and, subsequent to September 13, 2012, collaboration revenue attributable to XTANDI sales.

At September 30, 2013, our cash, cash equivalents and short-term investments were $243.0 million. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We invest our cash equivalents in highly liquid money market accounts and our short-term investments in highly liquid U.S. treasury securities. Based on our current expectations, we believe our capital resources at September 30, 2013 combined with our anticipated future cash flows will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of XTANDI, potential XTANDI approvals in new markets and for other indications and potential receipt of profit-sharing, royalty and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash, cash equivalents and short-term investments earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for enzalutamide and other existing or potential future product candidates, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital at any time should we conclude that such capital is available on terms that we consider to be in the best interests of our company and our stockholders.

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

Cash Flow Analysis

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash (used in) provided by:
Operating activities	$(52,832)	$(56,037)
Investing activities	133,040	(167,030)
Financing activities	6,459	268,488

Net change in cash and cash equivalents	$86,667	$45,421

Net cash used in operating activities totaled $52.8 million for the nine months ended September 30, 2013, which consisted of our net loss of $45.4 million and negative changes in our operating assets and liabilities of $24.2 million, partially offset by non-cash items of $16.8 million. Non-cash items consisted primarily of non-cash stock-based compensation expense of $25.6 million, non-cash interest expense on the Convertible Notes of $9.9 million and depreciation expense on property and equipment of $2.5 million, partially offset by non-cash amortization of deferred revenue of $21.2 million. The negative cash flow from changes in operating assets and liabilities of $24.2 million arose in the ordinary course of business.

Net cash used in operating activities totaled $56.0 million for the nine months ended September 30, 2012, which consisted of non-cash items of $67.6 million and our net loss of $9.6 million, partially offset by positive changes in operating assets and liabilities of $21.2 million. Non-cash items consisted primarily of non-cash amortization of deferred revenue of $92.5 million, partially offset by non-cash stock-based compensation expense of $17.5 million and non-cash interest on our Convertible Notes of $6.5 million. The positive cash flow from changes in operating assets and liabilities of $21.2 million arose in the ordinary course of business.

Net cash provided by investing activities totaled $133.0 million for the nine months ended September 30, 2013, consisting of net maturities of short-term investments of $140.1 million, partially offset by $6.3 million of capital expenditures and $0.7 million in restricted cash collateralizing letters of credit to secure operating leases. Net cash used in investing activities totaled $167.0 million for the nine months ended September 30, 2012, consisting of net purchases of short-term investments of $149.8 million, $13.5 million of capital expenditures and $3.7 million in restricted cash collateralizing letters of credit to secure operating leases.

Net cash provided by financing activities totaled $6.5 million for the nine months ended September 30, 2013 and consisted of proceeds from the issuance of common stock under the Medivation Equity Incentive Plan. Net cash provided by financing activities totaled $268.5 million for the nine months ended September 30, 2012, consisting of net proceeds of $251.0 million from the issuance of our Convertible Notes and $18.1 million in proceeds from the issuance of common stock under the Medivation Equity Incentive Plan, partially offset by $0.6 million in issuance costs related to our Convertible Notes.

Commitments and Contingencies

In June 2013, we entered into an amendment to our lease agreement at 525 Market Street, San Francisco, California, pursuant to which we leased an additional approximately 13,000 square feet of office space that we expect to occupy beginning in January 2014. In total, at September 30, 2013, we leased approximately 98,000 square feet of office space at 525 Market Street pursuant to the lease agreement, as amended, which expires in June 2019. Additional future lease commitments pursuant to the recent amendment are approximately $4.4 million over the term of the lease agreement.

In October 2013, we entered into a lease agreement for approximately 44,000 square feet of laboratory space in San Francisco, California. The lease agreement expires in July 2024. Future lease commitments pursuant to this lease agreement total $23.5 million over the lease term

There have been no other material changes in our contractual obligations since December 31, 2012.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, other than the operating leases described in Notes 11 and 12. As of September 30, 2013, we are the primary beneficiary in a VIE. The financial results of the VIE were not significant to our consolidated financial statements as of and for the three and nine months ended September 30, 2013, and thus are not included therein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our exposure to market risk has been limited. We currently do not use derivative financial instruments to hedge our market risk exposures. Our cash and investment policy emphasizes liquidity and the preservation of capital over other portfolio considerations. During the nine months ended September 30, 2013, there were no material changes to our market risk from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report.

Interest Rate Risk

Our cash equivalents and short-term investments are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds and U.S. Treasury securities, the carrying value of our cash equivalents and short-term investments approximate their fair value at September 30, 2013. Due to the short-term, highly liquid nature of our investments, we do not believe that we are subject to any material market risk exposure related to interest rates.

On March 19, 2012, we completed the sale of $258.8 million aggregate principal amount of the Convertible Notes. The Convertible Notes bear interest at a fixed rate of 2.625% per annum, and as such, we are not exposed to changes in interest rates on the Convertible Notes.

Foreign Currency Exchange Risk

We currently do not have any material exposures to foreign currency exchange rate fluctuations as we operate primarily in the United States. Although we conduct some R&D activities with vendors outside of the United States, most of our transactions are denominated in U.S. dollars. However, certain of our ex-U.S. clinical development activities are pursuant to contracts denominated in foreign currencies. Foreign currency exchange gains and losses for the three and nine months ended September 30, 2013 and 2012 were not significant.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between September 21, 2006 and March 2, 2010. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated amended complaint, which was dismissed without prejudice as to all defendants in August 2011. The lead plaintiff filed a second amended complaint in November 2011. In March 2012, the court dismissed the second amended complaint with prejudice and entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012. The appeal is fully briefed, and oral argument is scheduled for January 17, 2014.

In May 2011, we filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. Our allegations in this lawsuit include that we have exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat non-metastatic CRPC population. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, we filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. We seek remedies including a declaration that we are the proper licensee of ARN-509, contractual remedies conferring to us exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against us seeking declaratory relief which, if granted, would require us to share with the Regents 10% of any sales milestone payments we may receive under the Astellas Collaboration Agreement. Under the Astellas Collaboration Agreement, we are eligible to receive up to $320.0 million in sales milestone payments. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, we filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has commenced. We will file a Notice of Appeal of the summary judgment rulings in favor of Regents after the final judgment is entered on the Regent’s cross-complaint. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and we are awaiting a decision from the Court. The jury trial of our fraud and breach of contract claims against the remaining Regents professor commenced on October 15, 2013, and as of the date of this filing the jury has not rendered a verdict in the trial.

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

Risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, except for those risk factors below designated by an asterisk (*). In addition, we are no longer presenting two risk factors that appear in the Form 10-K related to our Phase 3 PREVAIL trial (the risk factor on page 22 of our Form 10-K beginning with “Because our ongoing Phase 3 PREVAIL trial…” and the risk factor following it) as a result of the Phase 3 PREVAIL trial being stopped early.

Risks Related to XTANDI ® (enzalutamide) capsules

*XTANDI ® (enzalutamide) capsules, our only approved product, is only approved for sale in the United States, EU, Puerto Rico, Canada, South Korea, Argentina, Norway, Iceland, and Lichtenstein to treat patients with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel-based chemotherapy, which we refer to as “post-chemotherapy mCRPC patients.” Our prospects are largely dependent on (a) successful commercialization of XTANDI in the United States to treat post-chemotherapy mCRPC patients, (b) obtaining additional regulatory approval of, and successfully commercializing, XTANDI outside the United States to treat post-chemotherapy mCRPC patients, and (c) obtaining regulatory approval of, and successfully commercializing, XTANDI both in and outside the United States to treat patients in other indications, such as in patients with mCRPC who have not yet received docetaxel, which we refer to as “pre-chemotherapy mCRPC patients.” If we are unsuccessful in achieving any one or more of these critical business objectives, our ability to generate significant revenue or achieve or maintain profitability would be adversely affected and our business may be harmed or fail. XTANDI is our only approved product. On August 31, 2012, we obtained approval from the United States Food and Drug Administration, or FDA, to market XTANDI to treat post-chemotherapy mCRPC patients. On June 24, 2013, after the regulatory review process by the European Medicines Agency (EMA) and a positive opinion from the Committee for Medicinal Products for Human Use on April 25, 2013, the European Commission (EC) granted marketing authorization for XTANDI for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. XTANDI has also been approved for use in post-chemotherapy mCRPC patients in Puerto Rico, Canada, South Korea, Argentina, Norway, Iceland, and Lichtenstein. Unless we and our collaboration partner, Astellas Pharma, Inc., or Astellas, can obtain additional regulatory approval of, and successfully commercialize, XTANDI to treat other patient populations within the United States, or additional patient populations outside the United States, our ability to generate revenue from XTANDI and fund our operations could be significantly limited.

In October 2013, we reported positive results from a planned interim analysis of overall survival and the primary analysis of radiographic progression-free survival from our Phase 3 PREVAIL trial of enzalutamide designed to support global regulatory applications for XTANDI to treat pre-chemotherapy mCRPC patients. Although in October 2013 the Independent Data Monitoring Committee, or IDMC, concluded enzalutamide demonstrated a favorable benefit-risk ratio and recommended the study be stopped and patients treated with placebo be offered enzalutamide, we do not yet know whether the results of the Phase 3 PREVAIL trial will be sufficiently robust with an acceptable risk to benefit profile to successfully obtain regulatory approvals for XTANDI in the United States or anywhere else in the world to treat pre-chemotherapy mCRPC patients. We believe that the commercial opportunity represented by pre-chemotherapy mCRPC patients is substantially larger than that represented by post-chemotherapy mCRPC patients, and thus that any failure to successfully obtain approval and commercialize XTANDI for the treatment of pre-chemotherapy mCRPC patients would have a particularly negative impact on our business and future prospects.

The commercialization of XTANDI for the treatment of post-chemotherapy mCRPC patients, pre-chemotherapy mCRPC patients (should it be approved by regulatory authorities for that population), or any other patient populations for which XTANDI may subsequently be approved may not be successful for a number of reasons, including:

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

*XTANDI’s approval and its current sales in post-chemotherapy mCRPC patients based upon the AFFIRM trial results may not be predictive of XTANDI’s approval for pre-chemotherapy mCRPC patients or its commercial success in such patients based upon the results from the planned interim analysis of the Phase 3 PREVAIL trial. We believe that the commercial opportunity represented by pre-chemotherapy mCRPC patients is substantially larger than that represented by post-chemotherapy mCRPC patients. In order for us to seize that opportunity, regulatory authorities will need to approve XTANDI for use in that population, based upon the planned interim analysis of the Phase 3 PREVAIL study, and we do not know if such result are robust enough to support such approval. Additionally, our commercialization of XTANDI in pre-chemotherapy mCRPC patients will require marketing and sales efforts directed to urologists, who may have different prostate cancer treatment perspectives and require different sales and marketing efforts from oncologists, who have been the largest physician specialty prescribing XTANDI for post-chemotherapy mCRPC patients. Failure to successfully obtain approval and commercialize XTANDI for the treatment of pre-chemotherapy mCRPC patients with urologists, as well as with oncologists, would have a negative impact on our business and future prospects.

*XTANDI faces significant competition from other approved products and other products in development. The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs, and those markets are even more highly competitive. Companies are currently marketing, or expected to be marketing in the near future, products that compete directly with XTANDI, including some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson and Sanofi, which have considerably more financial, development and commercialization resources and experience than we have to develop their products. For example, in August 2013, Johnson & Johnson and Aragon Pharmaceuticals, or Aragon, completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat non-metastatic CRPC population and is a close structural analog of XTANDI. It was developed contemporaneously with XTANDI in the same academic laboratory in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. We are currently in litigation with Aragon, which is now wholly-owned by Johnson & Johnson and the Regents of the University of California over rights to ARN-509. See Part II, Item 1. “Legal Proceedings.”

Additionally, the CRPC market is intensely competitive with numerous agents that have been approved by regulatory authorities, including the approved hormonal agent, Zytiga® (abiraterone acetate), the approved chemotherapy agents docetaxel and Jevtana® (cabazitaxel), the approved prostate cancer vaccine, Provenge® (sipuleucel-T), the approved castration-resistant prostate cancer agent, Xofigo® (radium RA 223 dichloride injection), and XTANDI. Also, there are multiple small molecule and recombinant protein candidates, including ARN-509, in development targeting castration-resistant prostate cancer, or CRPC, including compounds already in Phase 3 clinical trials. Products and compounds are also being developed to compete with XTANDI in upstream populations for which we, and our partner Astellas, are or are considering developing XTANDI. For example, ARN-509 is being investigated in a Phase 3 study in the non-metastatic CRPC population. We are competing, and expect to continue to compete, against multiple drugs that currently exist, as well as additional drugs currently in development, to treat post-chemotherapy mCRPC and pre-chemotherapy mCRPC. Competitive drugs already have acquired substantial shares in these markets, which may make it more difficult for us to compete successfully in these markets notwithstanding any positive results that we may generate from our clinical trials. Also, intense competition from products and compounds in development could impact our ability to successfully conduct upstream clinical trials, as trials may become more difficult to enroll, or achieve positive results from such trials, as patients may have more treatment options with demonstrated efficacy and safety.

We are competing and will continue to compete against drugs that operate similarly to XTANDI. To the extent XTANDI is used after drugs like Zytiga and/or potentially ARN-509, which operate on the same molecular signaling pathway or have the same mechanism of action as XTANDI, patients generally will not have as good a response on XTANDI, as would patients who are naïve of such drugs. If XTANDI is unable to successfully compete for a position in the prostate cancer treatment paradigm ahead of drugs like Zytiga and/or potentially ARN-509, which is now being investigated in a Phase 3 clinical study, sales of XTANDI would be negatively impacted, due to shorter than expected duration of XTANDI therapy. Bases upon which XTANDI would have to compete successfully include efficacy, safety, price and cost-effectiveness. We cannot guarantee that we, Astellas or any of our potential future partners will be able to compete successfully in the context of any of these factors. Any future product candidates that we may subsequently acquire will face similar competitive pressures. If we or our partners cannot compete successfully on any of the bases described above, our business will not succeed.

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

Moreover, in March 2010, the President of the United States signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, PPACA, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The provisions of PPACA most relevant to the pharmaceutical industry include the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, not including orphan drug sales;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any payment or “transfer of value” made or distributed to prescribers and teaching hospitals, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection that commenced on August 1, 2013, annual reporting beginning on March 31, 2014, and publication by CMS on a searchable website beginning September 30, 2014;

•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Moreover, on August 2, 2011, the Budget Control Act of 2011 created, among other things, the Joint Select Committee on Deficit Reduction, to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, beginning on March 1, in 2013. Further, President Obama’s proposed budget for fiscal year 2014, if enacted, would require drug manufacturers to pay to the Medicare program new rebates for certain outpatient drugs covered under Medicare Part D. These proposals would allow the Medicare program to benefit from the same, relatively higher, rebates that Medicaid receives for brand name and generic drugs provided to beneficiaries who receive the low-income subsidies under the Medicare Part D program and “dual eligible” beneficiaries (i.e., those who are eligible for both the Medicare and Medicaid programs.)

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

We are dependent on Astellas to manufacture XTANDI, and a limited number of specialty pharmaceutical wholesalers and distributors in Astellas’ network to distribute XTANDI. Under our collaboration agreement Astellas has the responsibility to manufacture XTANDI for all markets. Astellas fulfills these obligations largely through third-party contract manufacturers. Consequently, we are, and expect to remain, dependent on Astellas and its contract manufacturers to supply XTANDI. If Astellas cannot supply XTANDI on a timely basis due to, for example, raw materials availability, quality issues or failure of the contracting facilities to perform, it could result in decreased sales or put at risk on-going clinical studies. If Astellas or its contract manufacturers do not adequately perform, we may be forced to incur additional expenses, delays, or both, to arrange or take responsibility for contract manufacturers to manufacture XTANDI on our behalf, as we do not have any internal manufacturing capabilities.

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

•	not provide Astellas accurate or timely information regarding their inventories, patient- or account-level data or safety complaints regarding XTANDI;

•	not effectively sell or support XTANDI;

•	not devote the resources necessary to sell XTANDI in the volumes and within the timeframes that we expect; or

•	cease operations.

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

*Medivation and Astellas are required to conduct post-marketing requirements or commitments in the EU and the United States. In the EU, we and Astellas are required to collect efficacy data on mCRPC patients previously treated with Zytiga (abiraterone acetate) to determine XTANDI efficacy response in such patients, which may not be as good as in patients naïve to Zytiga. In the United States, we and Astellas are required to conduct an open-label safety study of XTANDI in patients with known risk factor(s) for seizure and to report the results of that study to the FDA in 2019. If the results of this study reveal unacceptable safety risks, this could result in decreased commercial utilization of XTANDI for post-chemotherapy mCRPC, failure to obtain approval in other indications (including pre-chemotherapy mCRPC and breast cancer), and modifications to the existing label for post-chemotherapy mCRPC, including potentially a boxed warning. As part of the approval for XTANDI for the treatment of post-chemotherapy mCRPC patients in the EU and the U.S., regulatory authorities have required us and Astellas to perform post-marketing requirements or commitments. For the EU requirement, the final submission report is due to regulatory authorities by December 2016, and for the U.S. commitment, the results of the safety study are due to the FDA in 2019. Failure to conduct the post-marketing requirements or commitments in a timely manner may result in substantial civil and/or criminal penalties. If the results of the open-label safety study of XTANDI in patients with known risk factor(s) for seizure reveal unacceptable safety risks, we could be required by the FDA to perform additional tests or to modify the labeled indication for which XTANDI has already been approved to include additional restrictions, and /or to include a boxed warning, any one or more of which would seriously harm our business.

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, District of Columbia, and Minnesota limiting the provision of and/or requiring reporting to state governments of gifts, compensation, and other remuneration to healthcare professionals. Moreover, Section 6002 of PPACA includes new requirements for pharmaceuticals manufacturers, among others, to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA, including reporting any payment or “transfer of value” made or distributed to prescribers and teaching hospitals,, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year. Section 6002 of PPACA includes in its reporting requirements a broad range of transfers of value (such as, for example, consulting fees, charitable contributions, payments for research, and grants) and excludes a transfer of anything the value of which is less than $10, unless the aggregate amount of such transfers of value to a recipient exceeds $100 annually. The Centers for Medicare & Medicaid Services, or CMS, issued its final rule implementing Section 6002 of PPACA in February 2013, and required data collection commenced as of August 1, 2013, and manufacturers must report the data for August through December of 2013 to CMS by March 31, 2014. CMS will release the data on a public website by September 30, 2014. Failure to so report could subject companies to significant financial penalties. Several states currently have similar laws and more states may enact similar legislation. Reporting and potential public disclosure of these expenses may make it more difficult to recruit physicians for assistance with activities that would be helpful to our business. Tracking and reporting the required expenses may result in considerable expense and additional resources.

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

*If any promotional activities that we undertake fail to comply with the regulations and guidelines of the FDA and applicable foreign regulatory agencies, we may be subject to warnings or enforcement actions that could harm our business. Physicians may prescribe drugs for uses that are not described in the drug’s labeling or for uses that differ from those tested in clinical studies and approved by the FDA or foreign regulatory authorities. Regulatory authorities generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications on the subject of uses outside of the approved labeling, or “off-label” uses. Companies cannot actively promote approved drugs for off-label uses. If our promotional activities for XTANDI and any other potential future product candidate for which we may receive regulatory approval fail to comply with applicable regulations or guidelines, we may be subject to warnings from, or enforcement by, these authorities.

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

Risks Related to the Operation of our Business

We have a history of net losses and we may incur substantial losses in the foreseeable future as we continue our development and commercialization activities and may never achieve or maintain profitability. We have incurred cumulative net losses of $336.9 million since inception through September 30, 2013, and expect to incur substantial additional losses in the foreseeable future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and our early-stage technologies, and our corporate overhead costs. Our operating losses have had and will continue to have an adverse impact on our working capital, total assets and stockholders’ equity. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the United States for the treatment of post-chemotherapy mCRPC patients on September 13, 2012. XTANDI’s sales and profit potential is unproven. We did not generate any collaboration revenue attributable to U.S. XTANDI sales until the third quarter of 2012 and we did not generate any collaboration revenue attributable to ex-U.S. XTANDI sales until the second quarter of 2013. We do not know when, or if, we will become profitable, or whether XTANDI will be approved for sale in the United States, EU, Puerto Rico, Canada, South Korea, Argentina, Norway, Iceland, and Lichtenstein for any indication other than treatment of post chemotherapy mCRPC patients or will be approved for sale in any other market for any indication. We may never achieve profitability and even if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our significant level of indebtedness and operating lease obligations could adversely affect our financial condition. In addition, we may not have sufficient funds to service our indebtedness and lease obligations when payments are due. At September 30, 2013, we had outstanding $258.8 million of the Convertible Notes, and $39.9 million of minimum lease commitments under operating leases. In October 2013, we entered into an additional lease agreement with minimum lease commitments totaling $23.5 million over the ten year lease term. We may also incur additional indebtedness to meet future financing needs. Our substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

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

Historically, we have financed our operations primarily through public offerings of our common stock, proceeds from the issuance of the Convertible Notes and from up-front, development milestone and cost-sharing payments received pursuant to our collaboration agreement with Astellas that we entered into in October 2009, or the Astellas Collaboration Agreement, and our former collaboration agreement with Pfizer. We did not generate any revenue attributable to XTANDI sales until the third quarter of 2012. The sales and profit potential of XTANDI is unproven. At September 30, 2013, we had cash, cash equivalents and short-term investments totaling $243.0 million available to fund our operations. Until we can generate a sufficient amount of profit and positive cash flows from sales of XTANDI, which we may never do, our ability to make payments on the Convertible Notes and our operating leases when they become due and to satisfy our other cash requirements will depend on our existing cash resources and future financing activity, if any.

*We may need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, scale back or eliminate some or all of our development programs and other operations, restructure or refinance our indebtedness, or any combination of the foregoing. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates and technologies. We have a history of net losses and we expect to incur substantial additional losses in the foreseeable future. Our future capital requirements will depend on many factors, including without limitation:

•	costs associated with commercialization of XTANDI for post-chemotherapy mCRPC patients, and if the FDA approved, pre-chemotherapy mCRPC patients in the United States;

•	the timing and magnitude of sales of XTANDI for post-chemotherapy mCRPC patients, and if the FDA approved, pre-chemotherapy mCRPC patients;

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our collaboration partner’s preclinical and clinical trials;

•	whether we experience delays in our preclinical and clinical development programs;

•	whether opportunities to acquire additional product candidates arise and the timing and costs of acquiring and developing those product candidates;

•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize potential future product candidates on terms, including development and commercialization cost share terms, that are acceptable to us;

•	the timing and requirements of, and the costs involved in, conducting studies required to obtain regulatory approvals for XTANDI or potential future product candidates from the FDA and comparable foreign regulatory agencies;

•	the availability of third parties to perform the key development tasks for XTANDI and potential future product candidates, including conducting preclinical and clinical studies and manufacturing our product candidates to be tested in those studies, and the associated costs of those services;

•	expenses associated with, and the outcome of, ongoing litigation;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of and enforcing patent claims and other costs related to patent rights and other intellectual property rights, including litigation costs and the results of such litigation;

•	interest payments and potential cash settlement of the Convertible Notes and operating lease payments; and

•	costs associated with control over our variable interest entity as our control is based upon contractual arrangements rather than equity ownership.

Based on our current expectations, we believe our capital resources at September 30, 2013, combined with our anticipated future cash flows, will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of XTANDI, potential XTANDI approvals in new markets and for other indications, and potential receipt of profit sharing, royalty, and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash, cash equivalents and short-term investments earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for XTANDI and other existing or potential future product candidates, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash.

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

The proposed changes to financial accounting standards, if adopted, could require our operating leases to be recognized on our consolidated balance sheet. In addition to our significant level of indebtedness, we have significant obligations relating to our current operating leases. At September 30, 2013, we had minimum lease commitments of $39.9 million. These leases are classified as operating leases and disclosed in footnotes to our consolidated financial statements, but are not reflected as liabilities on our consolidated balance sheets.

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

We could become subject to litigation or other challenges regarding intellectual property rights, which could divert management attention, cause us to incur significant costs, prevent us from selling or using the challenged technology and/or subject us to competition by lower priced generic products. In recent years, there has been significant litigation in the United States and elsewhere involving pharmaceutical patents and other intellectual property rights. In particular, generic pharmaceutical manufacturers have been very aggressive in challenging the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. We are facing a patent opposition in Europe and two pre-grant oppositions in India, and we may face similar challenges to our existing or future patents covering XTANDI or any potential future product candidates. If a generic pharmaceutical company or other third party were able to successfully invalidate any of our present or future patents, XTANDI and any potential future product candidates that may ultimately receive marketing approval could face additional competition from lower priced generic products that would result in significant price and revenue erosion and have a significantly negative impact on the commercial viability of the affected product candidate(s).

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

*Sales fluctuations of XTANDI as a result of inventory levels at pharmaceutical wholesalers and distributors may cause our earnings to fluctuate, which could adversely affect our financial results, the market value of our common stock and the trading price of our Convertible Notes. The pharmaceutical wholesalers and distributors with whom Astellas has entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers and distributors can cause our operating results to fluctuate unexpectedly if sales of XTANDI to these wholesalers do not match end user demand. Adverse changes in economic conditions or other factors may cause wholesalers and distributors to reduce their inventories of XTANDI. As inventory of XTANDI in the distribution channel fluctuates from quarter to quarter, we may see fluctuations in collaboration revenue from XTANDI sales and in our earnings.

We have been named as a defendant in a purported securities class action lawsuit. This lawsuit could result in substantial damages and may divert management’s time and attention from our business and operations. In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The plaintiffs allege, among other things, that the defendants disseminated false and misleading statements about the effectiveness of dimebon for the treatment of Alzheimer’s disease. The plaintiffs purport to seek damages, an award of their costs and injunctive relief on behalf of a class of stockholders who purchased or otherwise acquired our common stock between September 21, 2006 and March 2, 2010. The actions were consolidated in September 2010 and, in April 2011, the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. Thereafter, the lead plaintiff filed a consolidated amended complaint, which was dismissed without prejudice as to all defendants in August 2011. The lead plaintiff filed a second amended complaint in November 2011. In March 2012, the court dismissed the second amended complaint with prejudice and entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012. The appeal is fully briefed and oral argument is scheduled for January 17, 2014.

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

Date: November 12, 2013	MEDIVATION, INC.

	By:	/s/ C. Patrick Machado
	Name:	C. Patrick Machado
	Title:	Chief Business Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	8-K	000-20837	3.4	10/17/2013

3.2	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

4.1	Common Stock Certificate	10-Q	001-32836	4.1	5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1	3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior notes due 2017).	8-K	001-32836	4.2	3/19/2012

10.1*	The Exclusive License Agreement, by and among Medivation, Inc., the Regents of the University of California, and Medivation Prostate Therapeutics, Inc., dated as of August 12, 2005					X

12.1	Computation of Ratio of Earnings to Fixed Charges					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

*	Confidential treatment is requested with respect to certain portions of this exhibit.