Form 10-K
period 2013-12-31
MEDIVATION, INC.
filed 2014-02-27
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Large accelerated filer  ☒              Accelerated filer  ☐

Non-accelerated filer (Do not check if a smaller reporting company)  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.0 billion as of June 30, 2013, based upon the closing sale price on The NASDAQ Global Market reported on June 28, 2013. Excludes an aggregate of 13,295,991 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2013, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2013 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings, and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 30, 2013. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 76,334,012 shares of Registrant’s Common Stock, par value $0.01 per share, outstanding as of February 20, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

MEDIVATION, INC.

2013 ANNUAL REPORT ON FORM 10-K

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or negatives of such terms or other variations on such terms of comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the commercialization of XTANDI ® (enzalutamide) capsules, the continuation and success of our collaboration with Astellas Pharma, Inc., or Astellas, the timing, progress and results of our clinical trials, and our product development activities. The forward-looking statements contained in this Annual Report involve a number of risks, uncertainties, and assumptions, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report. Readers are expressly advised to review and consider those Risk Factors. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the results anticipated by such statements will occur. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations, trading price of our common stock or of our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, is not necessarily indicative of future performance. We disclaim any intention or obligation to update, supplement, or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

OVERVIEW

We are a biopharmaceutical company focused on the rapid development and commercialization of novel therapies to treat serious diseases for which there are limited treatment options. We select technologies for development that meet three primary criteria, namely, the technology has: (a) in the judgment of our scientific leadership, an above-average likelihood of working; (b) strong intellectual property and/or data exclusivity protection; and (c) the ability to target one or more serious diseases for which existing treatments are suboptimal. When selecting technologies for development, we focus primarily on those we believe have the ability to enter human studies within 12-18 months. We consider technologies without regard to therapeutic indication or therapeutic modality (i.e., small molecules, biologics, medical devices, etc). We may develop technologies through our own internal research activities, or in-license technologies from academic institutions or other third parties. Once we select a technology for development, we seek to advance it quickly, strategically and cost-effectively to commercialization. Our commercialization strategy for any of our product candidates that receive marketing approval will vary depending on the target customer base for that product candidate, our then current internal commercial capabilities, the extent to which we deem it prudent and cost-effective to build additional internal commercial capabilities, and the availability, quality and cost of third-party commercialization partners.

We are a corporation formed in Delaware in October 1995, under our former name, Orion Acquisition Corp. II, to identify and consummate a business combination. We, together with our subsidiaries, operate in one business segment. All of our collaboration revenue is currently derived from our collaboration agreement with Astellas. All of our long-lived assets are located in the United States. Information regarding our collaboration revenue, profit or loss, and total assests is included in our consolidated financial statements in Part II, Item 8 of this Annual Report.

Our XTANDI® (enzalutamide) Program

Our most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which we have partnered with Astellas Pharma, Inc., or Astellas. We in-licensed the intellectual property rights covering XTANDI in 2005, began our first clinical trial in 2007, entered into our collaboration agreement with Astellas, or the Astellas Collaboration Agreement, in 2009, reported positive Phase 3 overall survival data in 2011 in patients with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel, or post-chemotherapy mCRPC patients, and on August 31, 2012, received marketing approval from the U.S. Food and Drug Administration, or FDA, for the treatment of post-chemotherapy mCRPC. We and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. On June 24, 2013, we and Astellas announced that XTANDI was granted marketing authorization in the European Union, or EU, for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. XTANDI is approved in more than 35 countries for the post-docetaxel indication and marketing applications for this indication are under review in Japan and multiple other countries worldwide.

In a late-breaking oral presentation at the American Society of Clinical Oncology 2014 Genitourinary Cancers Symposium (ASCO GU) in January 2014, investigators reported positive final results from our global Phase 3 PREVAIL trial of enzalutamide in more than 1,700 men with metastatic prostate cancer that had progressed despite androgen deprivation therapy and who have not yet received chemotherapy, or pre-chemotherapy mCRPC. The PREVAIL study achieved positive results on both of its co-primary endpoints, thereby becoming the first study to demonstrate both a statistically significant reduction in risk of death and a statistically significant increase in time to cancer progression in pre-chemotherapy mCRPC patients who had few if any symptoms. The PREVAIL study also achieved highly statistically significant results on all of its pre-specified secondary endpoints. Together with Astellas, we are also conducting multiple trials of enzalutamide in earlier prostate cancer disease states and in patients with breast cancer. Further information regarding the positive PREVAIL study results and other ongoing enzalutamide trials in prostate and breast cancer is included in the section titled, “Our XTANDI (Enzalutamide) Program,” below.

Our Early-Stage Programs

A key component of our corporate strategy is to diversify beyond a single-product company to one with a portfolio of multiple approved products. In furtherance of this strategy, we are investing in multiple early-stage programs that we believe meet the criteria outlined under “Overview” above. We currently are investing in multiple early-stage programs, both in the discovery stage and in the preclinical development stage. Programs in the discovery stage are ones in which we have identified a disease state of interest and a therapeutic approach that we believe may be safe and effective in treating that disease state, and are conducting in vitro and in vivo preclinical studies designed to identify one or more development candidates. A development candidate is a specific product candidate that embodies the therapeutic approach of interest and which we believe may possess the properties necessary to successfully complete the subsequent preclinical and clinical testing required to support an application for marketing approval. Programs in the preclinical development stage are ones in which we have identified one or more development candidates, and are conducting the subsequent preclinical testing required to support an application for regulatory approval to begin human testing. Our early-stage programs focus primarily on cancer and central nervous system diseases for which we believe new therapies can substantially improve the current standard of care.

Our Financial History

We have funded our operations primarily through public offerings of our common stock, the issuance of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, from up-front, milestone and cost-sharing payments under our collaboration agreement with Astellas and our former collaboration agreement with Pfizer and, subsequent to September 13, 2012, from collaboration revenue attributable to XTANDI sales. As of December 31, 2013, we had earned a total of $78.0 million in development milestone payments and $25.0 million in sales milestone payments under the Astellas Collaboration Agreement, and remained eligible to earn an additional $257.0 million in development milestone payments and $295.0 million in sales milestone payments under that agreement. We have incurred cumulative net losses of $334.2 million through December 31, 2013, and may incur additional losses in the future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and our early-stage programs, potential business development activities, and our corporate overhead costs. We do not know when, or if, XTANDI will achieve significant sales in the countries in which it has been approved for marketing, or marketing approval in any new countries or for any new indication(s), or if any of our early-stage programs will result in approved products. We may never achieve profitability and even if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR XTANDI (ENZALUTAMIDE) PROGRAM

Prostate Cancer Statistics

According to the American Cancer Society, prostate cancer is the most commonly diagnosed cancer among men in the United States, other than skin cancer. The American Cancer Society estimates that approximately 239,000 new cases of prostate cancer were diagnosed, and approximately 30,000 men died of prostate cancer, in the United States alone during 2013. Prostate cancer is thus the second-leading cause of cancer death in men in the United States, after lung cancer. According to the American Cancer Society, about 1 in 6 men will be diagnosed with prostate cancer during his lifetime and about 1 in 36 men will die of prostate cancer.

Prostate Cancer Disease States and Treatment Algorithm

Prostate cancer is frequently diagnosed at a stage where it is believed to be confined to the prostate gland and its immediate surroundings—i.e., it has not yet spread to other areas of the body. Prostate cancer detected at this stage generally is treated either with prostatectomy (surgical removal of the prostate gland) or with radiation. For most men, these procedures are successful in curing the disease. However, for some men, these procedures are not curative and their prostate cancer continues to spread. This disease progression is typically detected by rising levels of serum prostate-specific antigen, or PSA, a marker of tumor burden in prostate cancer. Men whose disease continues to progress following surgery or radiation are considered to have advanced prostate cancer.

Because the male sex hormone testosterone is the primary fuel of prostate cancer growth, first-line therapy for advanced prostate cancer typically entails treatment with a class of hormonal drugs known as luteinizing hormone releasing hormone analogs, or LHRH analogs, which reduce testosterone to castrate levels—i.e., the levels that would be achieved following surgical castration. Patients treated with LHRH analogs typically remain on those drugs for the remainder of their lives to keep testosterone levels suppressed to castrate levels. Patients typically respond to LHRH analog treatment, as evidenced by reduced PSA levels. Eventually, however, virtually all advanced prostate cancers will become resistant to LHRH analogs, and the patient’s PSA level will begin to rise. Once a patient progresses while being treated with an LHRH analog, he is said to have castration-resistant prostate cancer, or CRPC. The term “castration-resistant” refers to the fact that these patients have had their serum testosterone reduced to castrate levels, and yet their prostate cancers continue to progress.

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

The next line of treatment for CRPC patients who have failed treatment on both LHRH analogs and anti-androgen drugs is frequently the chemotherapy drug Taxotere® (docetaxel), which has been shown in clinical studies to prolong survival. However, docetaxel is an infused cytotoxic chemotherapy, and thus entails an increased risk of serious adverse effects, including fluid retention, liver toxicity, low white blood cell counts, and death.

Prior to 2010, there were no FDA-approved treatments for CRPC patients whose prostate cancer had progressed following treatment with docetaxel. These patients typically had only palliative care, or pain reducing, options available to them.

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

Prostate Cancer Disease Course and Clinical Management

Prostate cancer is generally a slowly-progressing disease. According to the American Cancer Society, when including all stages of disease, the relative 15-year survival rate is 94%. In the United States, prostate cancer patients are typically managed clinically by two different physician specialties—urologists and oncologists. Urologists typically manage prostate cancer patients for the large majority of a patient’s disease course—starting with the initial diagnosis and continuing for many years until the patient develops castration-resistant disease and symptoms. Once the patient develops symptoms, such as pain from metastases of his prostate cancer to his bone, he is typically referred to an oncologist to manage the final stages of his disease, which typically represent the last 9 to 13 months of the patient’s life.

Recently Approved Treatments for mCRPC

Since 2010, four new agents in addition to XTANDI have been approved by the FDA for the treatment of patients with mCRPC: Jevtana® (cabazitaxel); Provenge® (sipuleucel-T); Zytiga® (abiraterone acetate) plus prednisone; and Xofigo® (radium-223).

Jevtana is a chemotherapy that was approved by the FDA in 2010 to treat men with post-chemotherapy mCRPC. Jevtana was shown in clinical studies to prolong survival, but like docetaxel is an infused cytotoxic chemotherapy that entails increased risk of death and other serious adverse events.

Provenge is a prostate cancer vaccine that was approved by the FDA in 2010 to treat men with mCRPC, whether pre-chemotherapy or post-chemotherapy, who have minimal or no symptoms. Prostate cancer vaccines operate by enhancing the ability of the body’s immune system to attack and destroy prostate cancer cells.

Zytiga is an oral hormonal therapy that was approved by the FDA in April 2011 for use in combination with the steroid prednisone to treat men with post-chemotherapy mCRPC. In December 2012, the FDA expanded the approval of Zytiga plus prednisone to include treatment of pre-chemotherapy mCRPC patients. Zytiga plus prednisone operates by reducing production of testosterone in the adrenal glands, a secondary source of testosterone production in the body. Zytiga plus prednisone demonstrated overall survival advantages in both post-chemotherapy and pre-chemotherapy mCRPC patients but the advantage seen in pre-chemotherapy mCRPC patients was not statistically significant. We consider Zytiga plus prednisone to be XTANDI’s most direct initial competitor in the post-chemotherapy mCRPC indication for which XTANDI is currently approved in the United States. Should XTANDI receive marketing approval to treat men with pre-chemotherapy mCRPC based on the positive results of the PREVAIL trial, we expect that Zytiga plus prednisone will be one of its most direct initial competitors in that patient population as well.

Xofigo is a novel radiopharmaceutical injection that was approved by the FDA in May 2013 to treat men with symptomatic mCRPC that has spread to bones but not to other organs. It is intended for men whose cancer has spread after medical or surgical therapy to lower testosterone. Xofigo binds with minerals in the bone to deliver radiation directly to bone tumors, limiting the damage to the surrounding normal tissues.

XTANDI in Post-chemotherapy mCRPC

On August 31, 2012, the FDA approved XTANDI for the treatment of patients with post-chemotherapy mCRPC. XTANDI is an oral hormonal therapy that is dosed once daily with no requirement for concomitant use of steroids. The FDA approved XTANDI approximately one month following its acceptance for review of XTANDI’s marketing application on July 23, 2012, and approximately three months ahead of November 22, 2012, the goal date set by the Prescription Drug User Fee Act, or PDUFA. We and our collaboration partner, Astellas, launched XTANDI in the U.S. market on September 13, 2012, and are jointly co-promoting XTANDI for the treatment of post-chemotherapy mCRPC patients. On June 24, 2013, we announced that XTANDI was granted marketing authorization in the EU for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. XTANDI is approved in more than 35 countries for the post-docetaxel indication and marketing applications for this indication are under review in Japan and multiple other countries.

Our FDA approval in post-chemotherapy mCRPC was based on the results of the AFFIRM trial, a randomized, double-blind Phase 3 trial evaluating XTANDI (160 mg once daily) as compared to placebo in 1,199 post-chemotherapy mCRPC patients. The primary endpoint of the AFFIRM trial was overall survival. Positive results from the AFFIRM trial were first reported in November 2011 and were published in The New England Journal of Medicine in August 2012. Compared to placebo, XTANDI demonstrated statistically significant reductions in both the risk of death (37% risk reduction; hazard ratio = 0.63; p<0.0001), and the risk of radiographic progression or death (60% risk reduction; hazard ratio = 0.40; p<0.0001). XTANDI also achieved all of the trial’s other secondary endpoints with strong statistical significance, as follows:

Endpoint	XTANDI	Placebo	Hazard Ratio; p-value
Time to PSA progression	8.3 months	3.0 months	HR 0.25; p<0.0001
Time to first skeletal-related event	16.7 months	13.3 months	HR 0.69; p=0.0001
Soft tissue response rate	29%	4%	p<0.0001
PSA reductions of 50% or greater	54%	2%	p<0.0001
Quality of life response rate	43%	18%	P<0.0001

XTANDI was well tolerated in the AFFIRM trial. The three most common side effects observed more frequently in XTANDI-treated patients as compared with placebo-treated patients were fatigue, diarrhea and hot flush. The incidence of grade 3 and higher adverse reactions was slightly lower in the XTANDI group than in the placebo group. Seizure was reported in less than 1% of XTANDI-treated patients and in 0% of placebo-treated patients. The average period during which AFFIRM patients were followed for safety issues was more than twice as long for XTANDI-treated patients (9.3 months) as compared to placebo-treated patients (3.8 months).

Enzalutamide in Pre-chemotherapy CRPC

We, together with our collaboration partner Astellas, have several ongoing clinical trials to evaluate the safety and efficacy of enzalutamide in pre-chemotherapy CRPC patients, including both metastatic and non-metastatic disease.

In October 2013, we reported positive top-line results from our PREVAIL trial, a randomized, double-blind Phase 3 trial evaluating XTANDI (160 mg once daily) as compared to placebo in more than 1,700 pre-chemotherapy mCRPC patients. The co-primary endpoints of the PREVAIL trial were overall survival and radiographic progression-free survival. Additional results from the PREVAIL trial were presented in a late-breaking oral presentation at the American Society of Clinical Oncology 2014 Genitourinary Cancers Symposium in January 2014. Compared to placebo, XTANDI demonstrated statistically significant reductions in both the risk of death (29% risk reduction; hazard ratio = 0.71; p<0.0001) and the risk of radiographic progression or death (81% risk reduction; hazard ratio = 0.19; p<0.0001). PREVAIL is the first study to demonstrate statistically significant reductions in both risk of death and risk of cancer progression in pre-chemotherapy mCRPC patients who had few if any symptoms. XTANDI also achieved all of PREVAIL’s secondary endpoints with strong statistical significance, as follows:

Endpoint	Enzalutamide	Placebo	Hazard Ratio; p-value
Time to initiation of chemotherapy	28.0 months	10.8 months	HR 0.35; p<0.0001
Objective soft tissue response rate	59%	5%	p<0.0001
• Complete soft tissue response rate	20%	1%
• Partial soft tissue response rate	39%	4%
Median time to PSA progression	11.2 months	2.8 months	HR 0.169; p<0.0001
PSA reductions of 50% or greater	78%	4%	p<0.0001
Time to quality of life deterioration	11.3 months	5.6 months	HR 0.625; p<0.0001

XTANDI was well tolerated in the PREVAIL trial. Common side effects occurring during treatment and more common in the enzalutamide-treated men included fatigue, back pain, constipation and arthralgia. Hypertension was observed in 13.4% of enzalutamide-treated versus 4.1% of placebo-treated patients. Grade 3 or greater adverse events were observed in 42.9% of enzalutamide-treated versus 37.1% of placebo-treated patients. Investigators reported zero seizures in the enzalutamide-treated group and one in the placebo-treated group prior to the data cutoff date. One seizure was reported in the enzalutamide-treated group after the data cutoff date. The average period during which PREVAIL patients were followed for safety issues was more than three times as long for XTANDI-treated patients (17.6 months) as compared to placebo-treated patients (5.6 months). Regulatory applications are expected to be submitted to the FDA and European Medicines Agency in early 2014.

In December 2013, we and Astellas announced enrollment of the first patient in a global Phase 3 clinical trial, known as PROSPER. The trial will evaluate the safety and efficacy of enzalutamide in patients with non-metastatic CRPC. PROSPER will enroll a high-risk subgroup of patients with prostate cancer who are progressing despite androgen deprivation therapy, but who are asymptomatic with no prior or present evidence of metastatic disease. The Phase 3 randomized, double-blind, placebo-controlled, multi-national trial plans to enroll approximately 1,500 patients with non-metastatic CRPC. The primary endpoint of the trial is metastasis-free survival.

We and Astellas are also conducting the TERRAIN trial and the STRIVE trial, two randomized, double-blind Phase 2 trials evaluating enzalutamide head-to-head versus bicalutamide, the leading marketed anti-androgen drug, in pre-chemotherapy CRPC patients. The TERRAIN trial, which began in March 2011, completed enrollment of approximately 370 men in July 2013, and the STRIVE trial, which began in August 2012, is enrolling approximately 400 men. The primary endpoint in both studies is progression-free survival. The primary differences between the trials are that TERRAIN is enrolling only metastatic patients while STRIVE is enrolling both metastatic and non-metastatic patients, and TERRAIN is being conducted primarily in Europe while STRIVE is being conducted primarily in the United States.

In November 2013, we and Astellas initiated a Phase 4 clinical trial, known as PLATO. The study will evaluate the efficacy and safety of continued treatment with enzalutamide plus abiraterone acetate and prednisone as compared to treatment with abiraterone acetate and prednisone alone in patients with pre-chemotherapy mCRPC whose disease has progressed following enzalutamide therapy. The purpose of the trial is to help determine the potential clinical benefit of continuing androgen receptor signaling inhibition with enzalutamide treatment and adding an additional therapy in patients with pre-chemotherapy mCRPC. The global randomized, double-blind, placebo-controlled trial is designed to enroll approximately 500 chemotherapy-naïve patients with mCRPC. The primary endpoint of the trial is progression-free survival.

Enzalutamide in Hormone-Naive Prostate Cancer

In February 2013, we reported data at the ASCO 2013 Genitourinary Cancers Symposium from an open-label study in hormone-naïve patients. This study enrolled 67 patients, and was the first time we had dosed enzalutamide in men who had not yet undergone prior hormonal therapy. The primary endpoint was PSA response, which is a reduction in PSA levels of at least 80% after 25 weeks of treatment. In this study, 93% of men experienced a PSA response, with the median response being a PSA reduction of 99.6%.

We and our partner Astellas are in the process of evaluating potential registration strategies that could support a label expansion of enzalutamide to treat hormone-naïve patients.

Enzalutamide in Breast Cancer

In May 2012, we and Astellas expanded the clinical development of enzalutamide to include a new indication—breast cancer. This decision was based on the results of preclinical studies demonstrating that enzalutamide inhibits both androgen-mediated and estrogen-mediated proliferation of breast cancer cells in cell-

based assays. We have established in a Phase 1 trial that enzalutamide dosed at 160 mg once daily, the same dose approved for men with post-chemotherapy mCRPC, is safe and well tolerated in women. Based on these results, we further expanded our breast cancer clinical development in 2013 by initiating two Phase 2 clinical trials.

In June 2013, we and Astellas initiated patient enrollment in a Phase 2 clinical trial evaluating enzalutamide as a single agent for the treatment of advanced, androgen receptor positive (AR+), triple-negative breast cancer, or TNBC. TNBC is a type of cancer which is not driven by the three most commonly targeted receptors in breast cancer: estrogen, progesterone and human epidermal growth factor 2, or HER2. The Phase 2 open label, single-arm, multicenter trial plans to enroll approximately 80 patients with AR+, TNBC at sites in the United States, Canada and Europe. The primary endpoint of the trial is clinical benefit rate, defined as the proportion of patients with a best response of complete response, partial response or stable disease at ≥ 16 weeks.

In December 2013, we and Astellas initiated a Phase 2 clinical trial evaluating enzalutamide in combination with exemestane in women with advanced breast cancer that is estrogen receptor positive (ER+) or progesterone receptor positive (PgR+) and HER2 normal. The Phase 2 randomized, double-blind, placebo controlled, multicenter trial plans to enroll approximately 240 patients in two parallel cohorts of 120 patients each. The first cohort will enroll patients who have not previously received hormonal treatment for advanced breast cancer. The second cohort will enroll patients who have previously progressed following one hormonal treatment for advanced disease. The primary endpoint of the trial is progression free survival in all patients and in the subset of patients whose tumor expresses the androgen receptor.

The Astellas Collaboration Agreement

We are jointly developing and commercializing XTANDI in collaboration with Astellas under the terms of the Astellas Collaboration Agreement, which became effective in October 2009. Under the Astellas Collaboration Agreement, we and Astellas agreed to collaborate on the development of XTANDI for the U.S. market, including associated regulatory filings with the FDA. In addition, we and Astellas are co-promoting XTANDI in the United States for the treatment of post-chemotherapy mCRPC patients. Astellas is responsible for development of, seeking marketing approval for, and commercialization of XTANDI outside the United States, and for commercial manufacture of XTANDI on a global basis. Both we and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as XTANDI for the treatment of specified indications for a specified time period, subject to certain exceptions.

We and Astellas share equally the costs of developing and commercializing XTANDI for the U.S. market (subject to the exceptions noted below), and we and Astellas share equally profits (or losses) resulting from the commercialization of XTANDI in the United States. The primary exceptions to the 50/50 cost sharing are that each party is responsible for its own commercial full-time equivalent, or FTE, employee costs, and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by us and two-thirds by Astellas. Both we and Astellas are entitled to receive a fee for each qualifying detail made by our respective sales representatives. Outside the United States, Astellas is responsible for all development and commercialization costs and will pay us a tiered royalty ranging from the low teens to the low twenties on any aggregate net sales of XTANDI outside the United States, or ex-U.S. sales.

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

Under the Astellas Collaboration Agreement, Astellas paid us a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. We are also eligible to receive up to $335.0 million in development milestone payments and up to $320.0 million in sales milestone payments. As of December 31, 2013, we had earned a total of $78.0 million in development milestone payments and $25.0 million in sales milestone payments under the Astellas Collaboration Agreement, and remained eligible to earn an additional $257.0 million in development milestone payments and $295.0 million in sales milestone payments under that agreement. The triggering events for the remaining $257.0 million in development milestone payments we are eligible to receive are as follows:

Milestone Event	4th line prostate cancer patients(1)		3rd line prostate cancer patients(2)	2nd line prostate cancer patients(3) (4)
First acceptance for filing of a marketing application in:
The U.S.		(5)	$10 million	$15 million
The first major country in Europe		(5)	$5 million	$10 million
Japan		(5)	$5 million	$10 million
First approval of a marketing application in:
The U.S.		(5)	$30 million	$60 million
The first major country in Europe		(5)	$15 million	$30 million
Japan	$15 million		$15 million	$30 million

(1)	Defined as prostate cancer patients who meet each of the following three criteria: (a) prior treatment failure on either (i) one or more luteinizing hormone-releasing hormone, or LHRH, analog drugs or (ii) surgical castration; (b) prior treatment failure on one or more androgen receptor antagonist drugs; and (c) prior treatment failure on chemotherapy.
(2)	Defined as prostate cancer patients who meet each of the following three criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; (b) prior treatment failure on one or more androgen receptor antagonist drugs; and (c) no prior exposure to chemotherapy for prostate cancer.
(3)	Defined as prostate cancer patients who meet each of the following two criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; and (b) no prior treatment failure on one or more androgen receptor antagonist drugs.
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

(5)	These milestone payments totaling $78.0 million have been received as of December 31, 2013.

The triggering events for the remaining $295.0 million in sales milestone payments we are eligible to receive are as follows:

Annual Global Net Sales in a Calendar Year	Milestone Payment(1)
$800 million	$50 million
$1.2 billion	$70 million
$1.6 billion	$175 million

(1)	Each milestone shall only be paid once during the term of the Astellas Collaboration Agreement.

We licensed the intellectual property rights covering XTANDI from The Regents of the University of California, or UCLA (or Regents), pursuant to a license agreement discussed in the section below titled “License Agreement with UCLA.” Under this agreement, we are required to share with UCLA ten percent of all Sublicensing Income, as defined in the agreement, which we earn under the Astellas Collaboration Agreement. In ongoing litigation with UCLA initiated by us, UCLA has alleged in a cross-complaint that we are required to pay

UCLA ten percent of any sales milestone payments we may receive under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which we appealed on February 13, 2014 along with other matters in the litigation unrelated to the cross-complaint. For more information about this litigation, see “Legal Proceedings” in Item 3 of Part I below.

Unless terminated earlier by us or Astellas pursuant to the terms thereof, the Astellas Collaboration Agreement will remain in effect: (a) in the United States, until such time as Astellas notifies us that Astellas has permanently stopped selling products covered by the Astellas Collaboration Agreement in the United States; and (b) in each other country of the world, on a country-by-country basis, until such time as (i) products covered by the Astellas Collaboration Agreement cease to be protected by patents or regulatory exclusivity in such country and (ii) commercial sales of generic equivalent products have commenced in such country.

We and Astellas each are permitted to terminate the Astellas Collaboration Agreement for an uncured material breach by the other party or for the insolvency of the other party. Astellas has a right to terminate the Astellas Collaboration Agreement unilaterally by advance written notice to us. Following any termination of the Astellas Collaboration Agreement in its entirety, all rights to develop and commercialize XTANDI will revert to us, and Astellas will grant a license to us to enable us to continue such development and commercialization. In addition, except in the case of a termination by Astellas for our uncured material breach, Astellas will supply XTANDI to us during a specified transition period.

License Agreement with UCLA

Under an August 2005 license agreement with UCLA, our subsidiary Medivation Prostate Therapeutics, Inc. holds an exclusive worldwide license under several UCLA patents and patent applications covering XTANDI and related compounds. Under our Astellas Collaboration Agreement, we granted Astellas a sublicense under the patent rights licensed to us by UCLA.

We are required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon the achievement of certain development and regulatory milestone events with respect to XTANDI (all of which have been paid as of December 31, 2013), (c) ten percent of all Sublicensing Income, as defined in the agreement, and (d) a four percent royalty on global net sales of XTANDI. Under the terms of our Astellas Collaboration Agreement, we share this royalty obligation with Astellas 50/50 with respect to sales in the United States, and Astellas is responsible for this entire royalty obligation with respect to sales outside the United States. In ongoing litigation initiated by us, UCLA filed a cross-complaint alleging that we are required to pay UCLA ten percent of the $320.0 million in sales milestone payments that we are eligible to earn under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. As of December 31, 2013, we have earned $25.0 million in sales milestone payments under the Astellas Collaboration Agreement. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which we appealed on February 13, 2014 along with other matters in the litigation unrelated to the cross-complaint. For more information about this litigation, see “Legal Proceedings” in Item 3 of Part I below.

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

OUR EARLY-STAGE PROGRAMS

A key component of our corporate strategy is to diversify beyond a single-product company to one with a portfolio of multiple approved products. In furtherance of this strategy, we are investing in multiple early-stage programs based on technologies that we believe to have: (a) in the judgment of our scientific leadership, an above-average likelihood of working; (b) strong intellectual property and/or data exclusivity protection; and (c) the ability to target one or more serious diseases for which existing treatments are suboptimal. We currently are investing in multiple early-stage programs, both in the discovery stage and in the preclinical development stage. Programs in the discovery stage are ones in which we have identified a disease state of interest and a therapeutic approach that we believe may be safe and effective in treating that disease state, and are conducting in vitro and in vivo preclinical studies designed to identify one or more development candidates. A development candidate is a specific product candidate that embodies the therapeutic approach of interest and which we believe may possess the properties necessary to successfully complete the subsequent preclinical and clinical testing required to support an application for marketing approval. Programs in the preclinical development stage are ones in which we have identified one or more development candidates, and are conducting the subsequent preclinical testing required to support an application for regulatory approval to begin human testing. Our early-stage programs focus primarily on cancer and central nervous system diseases for which we believe new therapies can substantially improve the current standard of care.

Our early-stage programs may include both technologies we have developed internally and technologies we have in-licensed from third-parties. We remain actively engaged in both internal research efforts seeking to develop new early-stage programs, as well as business development efforts seeking to acquire rights to such programs from third parties.

We have historically conducted research in support of our early-stage programs largely on an outsourced basis at facilities owned and operated by independent contractors. We also have exclusive access to approximately 15,000 square feet of contracted laboratory space in India, and to approximately 4,000 square feet of contracted laboratory space in Chile. Research performed at the India facility includes synthesis, purification and analysis of small molecules up to multi-gram scale, and preclinical solubility studies of small molecules. Research performed at the Chile facility includes target validation, small molecule screening and characterization, and in vitro and in vivo preclinical pharmacology studies. In 2014, we plan to expand the India contracted research operations to approximately 30,000 square feet of laboratory space and 80 contracted scientists, and the Chile contracted research operations to approximately 6,500 square feet of laboratory space and approximately 40 contracted scientists.

Beginning in 2013, we began for the first time to develop internal laboratory facilities, signing a lease for approximately 52,000 square feet of dedicated laboratory space in San Francisco, California. We expect to have our San Francisco laboratory built out and operational in the second half of 2014. Our San Francisco-based scientific staff will support biology, biomarker development, pharmacokinetic analysis and formulation development.

INTELLECTUAL PROPERTY

We have an exclusive license to multiple issued patents and pending applications covering XTANDI, related compounds and uses thereof, including issued composition of matter patents covering XTANDI in the United States, Europe and Japan. The terms of these issued XTANDI composition of matter patents expire in 2027 in the United States and in 2026 in Europe and Japan. We also own multiple pending patent applications covering our early-stage programs. We intend to prosecute our owned intellectual property, and request that our licensors prosecute our licensed intellectual property, in the United States, Europe, Japan and other jurisdictions that we deem appropriate.

XTANDI® is a registered trademark of Astellas Pharma, Inc. and is referred to as XTANDI throughout this Annual Report.

GOVERNMENT REGULATION AND PRODUCT APPROVALS

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, tracking, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of either a notice of claimed investigational exemption or an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

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

Clinical trials involve the administration of the investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (1) in compliance with federal regulations; (2) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (3) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

After completion of the required clinical testing, a NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently approximately $2.2 million and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently approximately $0.1 million per product and $0.6 million per establishment. These fees are typically increased annually.

The FDA has 60 days from its receipt of a NDA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within twelve months; most applications for priority review drugs are reviewed in eight months in accordance with PDUFA. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment in which no adequate therapy exists. For biologics, priority review is further limited only for drugs intended to treat a serious or life-threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer applications for novel drug products, or drug products which present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices, or cGMP—a quality system regulating manufacturing—is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, including failure to conduct and submit post-marketing studies, or problems are identified following initial marketing.

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

Advertising and Promotion

Once a NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.

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

Adverse Event Reporting and Good Manufacturing Practices Compliance

Adverse event reporting and submission of periodic reports is required following FDA approval of a NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to good manufacturing practices, or GMP, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

Other U.S. Regulations

Our business activities, including, but not limited to, research, sales, marketing, promotion, distribution, medical education and other activities are subject to regulation by numerous regulatory and enforcement authorities in the United States in addition to the FDA. Our business activities must comply with numerous healthcare laws, including, but not limited to, anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce; or in return for; purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. This statute has been interpreted to apply to, among other things, arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties, and exclusion from participation in federal healthcare programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Federal false claims laws prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws, among other things, for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

The majority of states also have statutes or regulations similar to fraud and abuse laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, may be broader in scope and may apply regardless of the payor.

We, and our business activities, are also subject to the federal Physician Payments Sunshine Act, which was within the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act, or collectively PPACA. The federal Physician Payments Sunshine Act, and its implementing regulations, require certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Depending on the circumstances, violations of federal and state healthcare laws, including those described above, can result in penalties, including but not limited to criminal, civil and/or administrative penalties, damages, fines, civil monetary penalties, disgorgement, individual imprisonment, the curtailment or restructuring of our operations, and exclusion from participation in federal healthcare programs, among others.

The Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, processing, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the health care professionals we regularly interact with may meet the definition of a foreign government official for the purposes of the Foreign Corrupt Practices Act.

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

Healthcare Reform

In the United States and foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, in March 2010, PPACA passed, which has the potential to substantially change health care financing by both governmental and private insurers, and to significantly impact the U.S. pharmaceutical industry. PPACA, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Pharmaceutical Coverage, Pricing and Reimbursement

In both domestic and foreign markets, our sales of XTANDI and any approved products will depend in part on the availability of coverage and adequate reimbursement from third party payors. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third party payors to reimburse all or part of the associated healthcare costs. These third party payors are increasingly focused on containing healthcare costs by challenging the price and examining the cost-effectiveness of medical products and services. Because coverage and reimbursement determinations are made on a payor-by-payor basis, obtaining acceptable coverage and reimbursement from one payor does not guarantee we will obtain similar acceptable coverage or reimbursement from another payor. If we are unable to obtain and maintain coverage, adequate reimbursement and payment levels for our product and product candidates, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could impact our profitability, results of operations, financial condition and future success.

Foreign Regulations

In addition to regulation in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of products. Whether or not we obtain FDA approval for a drug candidate, we must obtain approval by the comparable regulatory authorities of foreign countries and economic areas, such as the European Union, before we can commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

COMPETITION

The biopharmaceutical industry is intensely competitive in general. Furthermore, our business strategy is to target large unmet medical needs such as prostate cancer and breast cancer, and those markets are even more highly competitive. XTANDI and any of our potential product candidates that receive marketing approval will face significant competition from approved drugs, drugs currently under development, and any other drugs that may subsequently be approved. XTANDI and any of our potential product candidates would have to compete successfully based on efficacy, safety, convenience, price, cost-effectiveness and other relevant factors. In addition, XTANDI and any of our potential product candidates would have to compete against these other drugs with several different categories of decision makers, including physicians, patients, government and private third-party payors, technology assessment groups and patient advocacy organizations. We cannot guarantee that we, Astellas or any of our potential future partners will be able to compete successfully on any of these bases. Any future product candidates that we may subsequently develop internally or acquire will face similar competitive pressures. If we or our current or potential future partners cannot compete successfully on any of the bases described above, our business will not succeed.

With respect to our XTANDI business, companies are currently developing and/or marketing products or are expected to be marketing products that compete or may compete directly with XTANDI in its approved indication and any other indication for which XTANDI may subsequently be approved. Most, if not all, of these competing drug development programs are being conducted by pharmaceutical companies with considerably greater financial resources, human resources and experience than ours, including Johnson & Johnson, Sanofi, and Bayer Pharma AG. These programs include multiple drugs in advanced clinical development targeting the full spectrum of prostate cancer disease states, including compounds already in Phase 3 clinical trials. Additionally, competition from these products and drug development programs could impact our ability to successfully conduct upstream clinical trials, as trials may become more difficult to enroll, or achieve positive results from such trials, as patients may have more treatment options with demonstrated efficacy and safety.

Other specific competitive considerations that we believe apply to our XTANDI business include the following factors:

Competition in Post-chemotherapy mCRPC. Prior to 2012, a second-line chemotherapy drug, Jevtana (cabazitaxel), a prostate cancer vaccine, Provenge (sipuleucel-T), and an oral hormonal drug, Zytiga (abiraterone acetate) plus prednisone, had received U.S. marketing approval in post-chemotherapy mCRPC, the indication for which XTANDI is approved in the United States. XTANDI, approved in August of 2012, is thus fourth-to-market in the United States in this patient population. In addition, Xofigo (radium-223), a novel radiopharmaceutical, received U.S. marketing approval for post-chemotherapy mCRPC patients in May 2013. Competitive drugs already have acquired substantial shares in the market for treatment of post-chemotherapy mCRPC patients, which may make it more difficult for us to compete successfully in this market, notwithstanding the positive results from our AFFIRM trial. The approval of Xofigo could further negatively impact our ability to compete successfully in this market. Finally, economic aspects of the insurance and reimbursement systems in the United States may also put XTANDI at a competitive disadvantage relative to other products in post-chemotherapy mCRPC.

Competition in Pre-chemotherapy mCRPC. XTANDI does not currently have U.S. marketing approval to treat pre-chemotherapy mCRPC; however, in January 2014, we presented positive efficacy and safety data from the PREVAIL trial in this patient population. Competitive drugs, such as Provenge and Zytiga plus prednisone, have already received U.S. marketing approval to treat pre-chemotherapy mCRPC, and have acquired a substantial share in the market for treatment of pre-chemotherapy mCRPC patients. In addition, bicalutamide is the current standard of care treatment for pre-chemotherapy mCRPC in the United States, and is widely available in generic form. Bicalutamide’s generic pricing constitutes a competitive advantage relative to any branded drugs that are, or may later be, approved to treat pre-chemotherapy mCRPC. Should we receive marketing approval in pre-chemotherapy mCRPC based on positive results from our PREVAIL trial, XTANDI would be fourth-to-market in the United States in this patient population. We believe that the pre-chemotherapy mCRPC market is substantially larger than the post-chemotherapy mCRPC market because the former group consists of more patients, and because those patients are generally healthier than post-chemotherapy mCRPC patients and thus would be expected to remain on treatment for a longer period of time than post-chemotherapy mCRPC patients. Thus, our ability to gain approval for XTANDI to treat pre-chemotherapy mCRPC patients is an important factor for the success of our business, and our failure to do so would harm our business substantially.

Competition in Earlier Prostate Cancer Disease States. In December 2013, we and our collaboration partner Astellas initiated the PROSPER trial, a Phase 3 clinical trial with enzalutamide for non-metastatic CRPC patients. We have not initiated Phase 3 clinical trials for patients with hormone-naïve prostate cancer (i.e., those who have not yet been treated with an LHRH analog drug or any other hormonal drug for their prostate cancer). We believe that both the non-metastatic CRPC and hormone-naïve prostate cancer population constitute substantial market opportunities that will be attractive to many pharmaceutical companies. According to publicly available records, Johnson & Johnson is conducting both a Phase 3 clinical trial of Zytiga plus prednisone in patients with hormone-naïve prostate cancer, and a trial in non-metastatic CRPC with its development candidate, ARN-509. We also expect other trials to be conducted in these populations. If any competitive drug generates positive Phase 3 clinical trial data and gains approval in either of these earlier patient populations, we and our collaboration partner Astellas will not be able to compete for patients in those populations, unless we also generate positive Phase 3 clinical trial data and gain approval in those populations. Should we fail to do so, we would be unable to expand use of XTANDI into these earlier populations, which would have a substantial negative impact on our business.

Competition from Drugs that Operate Similarly to XTANDI. XTANDI operates by interfering with the testosterone signaling pathway, the primary pathway that drives growth of prostate cancer cells. Several of XTANDI’s current and potential future competitors also operate by interfering with the testosterone signaling pathway. If XTANDI is used following treatment with one or more of these agents, it may be ineffective, or less effective than if used before such competitive treatments, because patients may already have become wholly or partially resistant to drugs which operate in this manner. Thus, if we and our collaboration partner Astellas are unable to generate sufficient data and marketing approvals to support use of XTANDI ahead of these other agents, our business would suffer considerably. In particular, if any such drug were approved in an upstream patient population for which XTANDI is not approved, the negative impact to our business could include both loss of the applicable upstream population(s) and also a substantial reduction in business in all downstream populations for which XTANDI is or hereafter may be approved, due to potential reduced efficacy and duration of treatment of XTANDI in those populations. One such drug that operates by interfering with the testosterone signaling pathway is Zytiga plus prednisone, which we believe is currently our most direct initial competitor in the post-chemotherapy mCRPC indication for which XTANDI currently is approved in the United States, and will also be our most direct initial competitor in the pre-chemotherapy mCRPC indication should we receive marketing approval for XTANDI in that indication based on positive results from our Phase 3 PREVAIL trial.

Another such drug that operates by interfering with the testosterone signaling pathway is an investigational drug known as ARN-509. ARN-509 is a close structural analog of XTANDI, was developed in the same academic laboratory in which XTANDI was developed and was purportedly licensed by UCLA to Aragon Pharmaceuticals, or Aragon. We have initiated litigation against UCLA, one of its professors and Aragon seeking, among other relief, a declaration that we, and not Aragon, are the proper licensee of ARN-509. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, we filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has commenced. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which we appealed on February 13, 2014, along with other matters in the litigation unrelated to the cross-complaint. The jury trial of our breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of us on the breach of contract claim, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment for us on the contract claim and entered judgment in favor of the Regents professor on the fraud claims. Our notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. Regardless of the outcome of this litigation, including any appeals and post-appeal proceedings, this litigation could be costly and may divert our technical and management personnel from other important activities.

XTANDI faces and will continue to face intense competition, as we market it in its approved indication, seek additional marketing approvals in new patient populations, and development it across the prostate cancer treatment paradigm.

RESEARCH AND DEVELOPMENT EXPENSE

A significant portion of our operating expense is related to research and development, and we intend to maintain our strong commitment to research and development. Our research and development activities currently include activities related to our XTANDI (enzalutamide) and our early stage programs. For the years ended December 31, 2013, 2012, and 2011, we recorded $119.0 million, $95.6 million and $73.4 million, respectively, of research and development expenses. Research and development expenses represented 40%, 46%, and 71% of total operating expenses for the years ended December 31, 2013, 2012 and 2011, respectively. More information regarding our research and development activities can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of Part II below.

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

EMPLOYEES

As of December 31, 2013, we had 370 full-time employees, none of which are represented by labor unions or covered by collective bargaining agreements. We consider our relationships with our employees to be good.

AVAILABLE INFORMATION

Our website address is www.medivation.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report. We file or furnish electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Annual Report. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results, cash flows and financial condition. If any of the events or circumstances described in the following risk factors actually occurs, our business may suffer, the trading price of our common stock and our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

Risks Related to XTANDI ® (enzalutamide) capsules

XTANDI may not be successfully commercialized in the United States, and may fail to generate significant revenue.

We only have one commercial product, and the commercialization of XTANDI in the United States for the treatment of post-chemotherapy mCRPC patients, pre-chemotherapy mCRPC patients (should it be approved by regulatory authorities for that population), or any other patient populations for which XTANDI may subsequently be approved may not be successful for a number of reasons, including:

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

XTANDI may fail to obtain regulatory approval, be successfully commercialized and generate significant revenue outside the United States.

XTANDI is approved in more than 35 countries for the post-docetaxel indication and marketing applications for this indication are under review in Japan and multiple other countries worldwide. Unless we and Astellas can obtain additional regulatory approval outside the United States of XTANDI to treat post-chemotherapy mCRPC patients, and for additional patient populations, e.g., pre-chemotherapy mCRPC patents, Astellas’ ability to commercialize XTANDI and our ability to generate revenue from XTANDI and fund our operations could be significantly limited.

If XTANDI fails to obtain regulatory approval for pre-chemotherapy mCRPC patients, the commercial potential of XTANDI will be harmed.

XTANDI has not yet been approved for the treatment of pre-chemotherapy mCRPC patients in the United States or internationally. We believe that the commercial opportunity represented by pre-chemotherapy mCRPC patients is substantially larger than that represented by post-chemotherapy mCRPC patients, and thus any failure to successfully obtain approval of XTANDI for the treatment of pre-chemotherapy mCRPC patients would have a negative impact on our business and future prospects. The results of the PREVAIL trial, the Phase 3 trial of XTANDI in patients with mCRPC who have not received chemotherapy, were presented at ASCO GU in January 2014, but we do not know if the results of the PREVAIL trial are robust enough to support regulatory approval in or outside the United States.

Even if we obtain regulatory approval for the use of XTANDI to treat pre-chemotherapy mCRPC patients, we will need to expand our sales and marketing efforts to include urologists, and if we are not successful in marketing to urologists, the commercial potential of XTANDI will be harmed.

If XTANDI is approved in the United States for pre-chemotherapy mCRPC patients, our commercialization of XTANDI for such patients will require marketing and sales efforts directed to urologists, who may have different prostate cancer treatment perspectives and require different sales and marketing efforts from oncologists, who have been the largest physician specialty prescribing XTANDI to date. Failure to successfully obtain approval and commercialize XTANDI for the treatment of pre-chemotherapy mCRPC patients with urologists, as well as with oncologists, would have a negative impact on our business and future prospects.

XTANDI may fail to compete effectively commercially with other approved products and other products in development.

Companies are currently marketing, or expected to be marketing in the near future, products that may compete directly with XTANDI. These companies include some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson, Sanofi, and Bayer Pharma AG, which have considerably more financial, development and commercialization resources and experience than we have to develop and commercialize their products. We are competing, and expect to continue to compete, against these companies and against multiple drugs that currently exist, e.g., the approved hormonal agent, Zytiga ® (abiraterone acetate), as well as against additional drugs currently in development, to treat post-chemotherapy mCRPC, and for upstream prostate cancer indications, e.g., ARN-509. Some competitive drugs already have acquired substantial shares in these markets, which may make it more difficult for us to compete successfully in these markets notwithstanding any positive results that we may generate from our clinical trials. Also, intense competition from products and compounds in development could impact our ability to successfully conduct upstream clinical trials, as trials may become more difficult to enroll, or complete successfully, as patients may have more treatment options with demonstrated efficacy and safety. Bases upon which XTANDI would have to compete successfully include efficacy, safety, price and cost effectiveness. We cannot guarantee that we and Astellas will be able to compete successfully in the context of any of these factors.

Price pressure from third party payors and price competition from approved competitors could substantially impact our ability to generate revenue from XTANDI and negatively impact our business.

The realized price of XTANDI could be subject to downward pressure from managed care organizations and institutional purchasers, who use cost considerations to restrict the sale of preferred drugs that their physicians may prescribe, and from aggressive competitive pricing activity. To the extent, that payors think the price for XTANDI is too high, and/or prefer a similar lower-priced competitor due to cost considerations, we and our partner Astellas may be forced either to reduce the price of XTANDI or be subject to formulary restrictions, which could result in a loss of sales revenue and/or market share. Additionally, XTANDI currently competes against products and could compete in the future with products marketed by some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson, who have more resources and greater flexibility to engage in aggressive price competition in order to gain revenues and market share. It is uncertain whether we and Astellas could compete with such competition, and our failure to compete or decision to reduce the price of XTANDI in order to compete could severely impact our business.

Competition from other approved products, including those that operate similarly to XTANDI, could impact the expected duration of therapy with XTANDI, and impact our ability to generate revenue.

We are competing and will continue to compete against drugs that operate similarly to XTANDI. To the extent XTANDI is used after drugs like Zytiga and/or potentially ARN-509, which operate on the same molecular signaling pathway or have the same mechanism of action as XTANDI, patients generally will not have as good a response on XTANDI as would patients who are naïve of such drugs. If XTANDI is unable to successfully compete for a position in the prostate cancer treatment paradigm ahead of drugs like Zytiga and/or potentially ARN-509, which is now being investigated in a Phase 3 clinical study, sales of XTANDI would be negatively impacted, due to shorter duration of XTANDI therapy. In addition, the availability of multiple other approved agents to treat the same patients being treated with XTANDI could cause the treating physicians to switch patients off of XTANDI and onto competing therapies more quickly than would otherwise be the case, which would also negatively impact XTANDI sales due to shorter duration of use.

Competition from generic products could potentially harm our business.

Competition from manufacturers of generic drugs could be a major challenge for us, like other branded pharmaceutical companies, and the loss or expiration of intellectual property rights on XTANDI or a competitor product, e.g., Zytiga plus prednisone, could adversely affect on our business, and could put downward pressure on the price and market share of XTANDI. The FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the branded product. Generic products need only demonstrate a drug level availability in the body equivalent to that of the branded product.

XTANDI may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors, and we are dependent upon Astellas for the execution of third-party payor access and reimbursement strategies for XTANDI.

Our ability to successfully commercialize XTANDI for its approved indication depends, in part, on the extent to which adequate coverage and reimbursement for XTANDI is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors, both domestically and globally. Significant uncertainty exists as to the coverage and reimbursement of newly approved prescription drug products. For example, the U.K.’s National Institute for Health and Care Excellence, or NICE, recommended limitations on coverage of XTANDI to cases in which mCRPC has progressed on both docetaxel and Zytiga.

In addition, even if third-party payors ultimately elect to cover and reimburse for XTANDI, most payors will not reimburse 100% of the cost, but rather require patients to pay a portion of the cost through a co-payment.

Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of XTANDI financially difficult or impossible for certain patients, which would have a negative impact on sales of XTANDI. For example, in the United States there exists a coverage gap, or “donut hole”, in the Medicare Part D coverage for prescription medications for participants, which renews annually each January 1st. While in the donut hole, Medicare Part D participants, including many patients in XTANDI’s approved indication, may have to pay out of pocket a substantial portion of their prescription drug costs, which may discourage physicians from prescribing or patients from accessing XTANDI. It is increasingly difficult to obtain coverage and adequate reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Moreover, our commercial prospects would be further weakened if payors approve coverage for XTANDI only as second- or later-line treatments, or if they place XTANDI in tiers requiring unacceptably high patient co-payments. Since launch, several third-party payors and at least one government payor have approved coverage for XTANDI only after patient treatment on Zytiga plus prednisone. Because XTANDI works via the same molecular signaling pathway as Zytiga does, patients who have already been treated with Zytiga generally will not have as good a response on XTANDI as would patients who are Zytiga-naïve. Failure to overturn these coverage decisions or stop additional such coverage decisions could materially harm our or our partner’s ability to successfully market XTANDI. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process. We are dependent upon Astellas globally for the achievement of such coverage and acceptable reimbursement, and negotiation with individual payors.

Federal healthcare laws and regulations may substantially impact our ability to generate revenue from XTANDI.

In March 2010, the President of the United States signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, PPACA, which has the potential to substantially change health care delivery and financing by both governmental and private insurers, and to significantly impact the pharmaceutical industry. The provisions of PPACA most relevant to the pharmaceutical industry include the following:

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

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any payment or “transfer of value” made or distributed to prescribers and teaching hospitals, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection that commenced on August 1, 2013, annual reporting beginning in the second quarter of 2014, and publication by CMS on a searchable website beginning September 30, 2014;

•	expansion of health care fraud and abuse laws, including the federal false claims act and anti-kickback statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

On June 28, 2012, the United States Supreme Court upheld the constitutionality of PPACA, excepting certain provisions that would have required states to expand their Medicaid programs or risk losing all of the state’s Medicaid funding, as noted above. At this time, it remains unclear whether there will be any further changes made to PPACA, whether in part or in its entirety. Moreover, other state and federal legislative and regulatory proposals aimed at reforming the health care system in the United States are periodically proposed, the effect of which, if enacted, could adversely impact our product sales and results of operations.

Federal and state budget control legislation and spending reductions could substantially impact our ability to generate revenue from XTANDI.

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

We are dependent upon our collaborative relationship with Astellas to further develop, fund, manufacture and commercialize XTANDI, and if such relationship is unsuccessful, or if Astellas terminates our Collaboration Agreement with them, it could negatively impact our ability to conduct our business and generate revenue from XTANDI.

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

•

possible disagreements with Astellas as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy, which if we disagree could significantly delay or halt development of XTANDI;

•

the financial returns to us, if any, under our collaboration agreement with Astellas, depend in large part on the achievement of development and commercialization milestones and the generation of product sales, and if Astellas fails to perform or satisfy its obligations to us, the development or commercialization of XTANDI would be delayed or may not occur and our business and prospects could be materially and adversely affected; and

•	changes in key management personnel that are members of the collaboration’s various committees.

Due to these factors and other possible disagreements with Astellas, we may be delayed or prevented from further developing, manufacturing or commercializing XTANDI or we may become involved in litigation or arbitration, which would be time consuming and expensive.

If Astellas were to terminate our collaborative relationship unilaterally, we would need to undertake development and commercialization activities for XTANDI solely at our own expense and/or seek one or more other partners for some or all of these activities, worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, might limit the indications we are able to pursue for XTANDI, and could prevent us from effectively commercializing XTANDI. If we sought to find one or more other pharmaceutical company partners for some or all of these activities, we may not be successful in such efforts, or they may result in collaborations that have us expending greater funds and efforts than our current relationship with Astellas.

We are dependent on third party manufacturers for commercial supply of XTANDI and for clinical study materials and if we fail to receive such adequate supplies, global sales of XTANDI could be limited and clinical trials could be delayed.

We require adequate supplies of enzalutamide for commercial supply of XTANDI, and for use in clinical trials. Under our collaboration agreement, Astellas has the responsibility to manufacture commercial supplies of XTANDI for all markets and provide material for clinical studies. Astellas fulfills its manufacturing and supply obligations largely through third-party contract manufacturers. Consequently, we are, and expect to remain, dependent on Astellas and its contract manufacturers for commercial and clinical materials. If Astellas cannot provide the materials on a timely basis due to, for example, raw materials availability, quality issues or failure of the contracting facilities to perform, it could result in decreased sales or put at risk on-going clinical studies. If Astellas or its contract manufacturers do not perform, we may be forced to incur additional expenses, delays, or both, to arrange or take responsibility for contract manufacturers to manufacture or package XTANDI or enzalutamide on our behalf, as we do not have any internal manufacturing or packaging capabilities.

We also rely on our own third-party vendors for clinical supplies. If clinical supplies cannot be provided on a timely basis it could put at risk our sponsored clinical studies.

We are dependent on Astellas to distribute and sell XTANDI, and if Astellas fails to adequately perform, our business would be negatively impacted.

Under our collaboration agreement with Astellas, we and Astellas have the right to jointly promote XTANDI to customers in the United States. However, Astellas has the sole right to distribute and sell XTANDI to customers in the United States and the sole right to promote, distribute and sell XTANDI to customers outside the United States. We are thus partially dependent on Astellas to successfully promote XTANDI in the United States, and solely dependent on Astellas to successfully distribute and sell XTANDI in the United States and to promote, distribute and sell XTANDI outside of the United States. In the United States, we depend on customer support from specialty pharmaceutical distributors and wholesalers in Astellas’ network. Astellas has contracted with a limited number of specialty pharmaceutical distributors and wholesalers to deliver XTANDI to end users. The use of specialty pharmacies and wholesalers requires significant coordination with Astellas’ sales and marketing, medical affairs, regulatory affairs, legal and finance organizations and involves risks, including but not limited to risks that these specialty pharmacies and wholesalers will:

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

We and Astellas are required to undertake certain studies to comply with post-marketing requirements or commitments in the EU and the United States, which could result in adverse modifications to XTANDI’s existing labeling, and risk XTANDI’s ability to obtain additional regulatory approvals for additional patient populations.

In the EU, we and Astellas are required to collect efficacy data on mCRPC patients previously treated with Zytiga to determine XTANDI’s efficacy response in such patients, which we do not expect to be as good as in patients naïve to Zytiga. In the United States, we and Astellas are required to conduct an open-label safety study of XTANDI in patients with known risk factor(s) for seizure and to report the results of that study to the FDA in 2019. If the results of this study reveal unacceptable safety risks, this could result in decreased commercial utilization of XTANDI for post-chemotherapy mCRPC, failure to obtain approval in other indications (including pre-chemotherapy mCRPC and breast cancer), and modifications to the existing label for post-chemotherapy mCRPC, including potentially a boxed warning, or additional clinical testing. Any one or more of these outcomes would seriously harm our business. Failure to conduct the post-marketing requirements or commitments in a timely manner may result in withdrawal of approval for XTANDI and substantial civil and/or criminal penalties.

Even though we have obtained approval to market XTANDI in the United States, we are subject to ongoing regulatory obligations and review, including post-approval requirements that could result in the withdrawal of XTANDI from the market.

Even though we have obtained approval to market XTANDI in the United States, we are subject to extensive ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements and post-marketing requirements for clinical and non-clinical studies. These may result in significant expense and limit our ability to commercialize XTANDI in the United States or potentially other jurisdictions.

We and the manufacturers of XTANDI are also required to comply with current good manufacturing practices, or cGMP, regulations which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with XTANDI, including adverse events of unanticipated severity or frequency, or problems with the facilities where XTANDI is manufactured, may result in restrictions on the marketing of XTANDI, up to and including withdrawal of XTANDI from the market. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

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

A key component of our business strategy is to diversify our product development risk by identifying and acquiring new product opportunities for development. However, we may not be able to identify promising new technologies. In addition, the competition to acquire promising biomedical technologies is fierce, and many of our competitors are large, multinational pharmaceutical, biotechnology and medical device companies with considerably more financial, development and commercialization resources and experience than we have. Thus, even if we succeed in identifying promising technologies, we may not be able to acquire rights to them on acceptable terms or at all. If we are unable to identify and acquire new technologies, we will be unable to diversify our product risk. We believe that any such failure would have a significant negative impact on our prospects.

Because we depend on our management to oversee the execution of commercialization plans for XTANDI and continued development activities for enzalutamide, and to identify and acquire promising new product candidates, the loss of any of our executive officers could harm our business.

Our future success depends upon the continued services of our executive officers. We are particularly dependent on the continued services of David Hung, M.D., our president and chief executive officer and a member of our board of directors. Dr. Hung identified enzalutamide for acquisition and has primary responsibility for identifying and evaluating other potential product candidates. We believe that Dr. Hung’s services in this capacity would be difficult to replace. None of our executive officers is bound by an employment agreement for any specific term, and they may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our executive officers. The loss of the services of any of our executive officers could delay the commercialization of XTANDI and continued development activities for enzalutamide and adversely affect or preclude the identification and acquisition of new product candidates, either of which events could harm our business.

Pharmaceutical product candidates require extensive, time-consuming and expensive preclinical and clinical testing to establish safety and efficacy, and regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.

The research and development of pharmaceuticals is an extremely risky industry. Only a small percentage of product candidates that enter the development process ever receive regulatory approval. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain regulatory approval is expensive and uncertain and takes many years. If we are unable to complete preclinical or clinical trials of current or future product candidates, due to safety concerns with a product candidate, or if the results of these trials are not satisfactory to convince regulatory authorities of their safety or efficacy, we will not be able to obtain regulatory approval for commercialization. We cannot be certain if any of our product candidates will be approved by regulatory authorities. Furthermore, even if we are able to obtain regulatory approvals for any of our product candidates, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. If this occurs, our business would be materially harmed and our ability to generate revenue would be severely impaired.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process, could be made more difficult or rendered impossible by competing treatments or clinical trials of competing drugs in the same or other indications, and could result in significant delays, cost overruns, or both, in our product development activities, or in the failure of such activities.

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

We rely on third party vendors to perform key product development tasks, such as conducting preclinical and clinical studies and manufacturing our product candidates at appropriate scale for preclinical and clinical trials and, in situations where we are unable to transfer those responsibilities to a corporate partner, for commercial use as well. To manage our business successfully, we will need to identify, engage and properly manage qualified third party vendors that will perform these development activities. For example, we need to monitor the activities of our vendors closely to ensure that they are performing their tasks correctly, on time, on budget and in compliance with strictly enforced regulatory standards. Our ability to identify and retain key vendors with the requisite knowledge is critical to our business and the failure to do so could negatively impact our business. Because all of our key vendors perform services for other clients in addition to us, we also need to ensure that they are appropriately prioritizing our projects. If we fail to manage our key vendors well, we could incur material delays, cost overruns or quality deficiencies in our development and commercialization programs, as well as other material disruptions to our business.

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

•

the facilities that we utilize, or the processes or facilities of our consultants, including without limitation the contract manufacturers who will be manufacturing drug substance and drug product for us or any potential collaborators, may not complete successful inspections by the FDA or foreign regulatory authorities; and

•

we may encounter delays or rejections based on changes in FDA policies or the policies of foreign regulatory authorities during the period in which we develop a product candidate or the period required for review of any final regulatory approval before we are able to market any product candidate.

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

All pharmaceutical and medical device products in the United States, Europe and other countries must be manufactured in strict compliance with cGMP and other applicable regulatory standards. Establishing a cGMP-compliant process to manufacture pharmaceutical products involves significant time, cost and uncertainty. Furthermore, to be commercially viable, any such process would have to yield product on a cost-effective basis, using raw materials that are commercially available on acceptable terms. We face the risk that our contract manufacturers may have interruptions in raw material supplies, be unable to comply with strictly enforced regulatory requirements, or, for other reasons beyond their or our control, be unable to complete their manufacturing responsibilities on time, on budget, or at all. This risk could adversely affect our commercial sales and delay our clinical trials. Under our Collaboration Agreement with Astellas, Astellas is responsible for all manufacture of XTANDI for commercial purposes, but we cannot guarantee that Astellas will be able to supply XTANDI in a timely manner or at all, or that continued commercial-scale cGMP manufacture of XTANDI using a validated manufacturing process will be possible on a cost-effective basis, which would materially and adversely affect the value of our XTANDI program.

We are subject to certain healthcare laws, regulation and enforcement that may impact the commercialization of XTANDI and our product candidates. Failure to comply with such laws, regulations and enforcement could subject us to significant fines and penalties and result in a material adverse effect on our results of operations and financial conditions.

We are subject to several healthcare regulations and enforcement by the federal government and the states in which we conduct our business. These laws may impact our business activities, including, among other things, the sales, marketing and education programs for XTANDI or any of our potential future product candidates that may be approved for commercial sale:

•

the federal Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

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

Additionally, the compliance environment is changing, with more states, such as California, Massachusetts, Vermont, and Minnesota, mandating implementation of compliance programs, compliance with industry ethics codes, and implementation of gift bans and spending limits, and/or gifts, compensation, and other remuneration to healthcare professionals. Moreover, Section 6002 of PPACA included new requirements for pharmaceuticals manufacturers, among others, to report certain payments or “transfer of value” made or distributed to physicians and teaching hospitals, and to report any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. Section 6002 of PPACA includes in its reporting requirements a broad range of transfers of value, including, but not limited to consulting fees, charitable contributions, payments for research, and grants. The Centers for Medicare & Medicaid Services, or CMS, issued its final rule implementing Section 6002 of PPACA in February 2013, and required data collection commenced as of August 1, 2013. Manufacturers must report the data for August through December of 2013 to CMS in the first quarter of 2014. CMS will release the data on a public website by September 30, 2014. Failure to so report could subject companies to significant financial penalties. Several states currently have similar laws and more states may enact similar legislation. Reporting and public disclosure of these payments and transfers of value may make it more difficult to recruit physicians for assistance with activities that would be helpful to our business. Tracking and reporting the required payments and transfers of value may result in considerable expense and additional resources.

If our operations are found to be in violation of any of the laws described above or any other healthcare laws that apply to us, we may be subject to penalties, including, but limited to, civil, criminal penalties, and administrative penalties, damages, fines, the curtailment or restructuring of our operations, and the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

If any promotional activities that we undertake fail to comply with the regulations and guidelines of the FDA and applicable foreign regulatory agencies, we may be subject to warnings or enforcement actions that could harm our business.

Physicians may prescribe drugs for uses that are not described in the drug’s labeling or for uses that differ from those tested in clinical studies and approved by the FDA or foreign regulatory authorities. Regulatory authorities generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications on the subject of uses outside of the approved labeling, or “off-label” uses. Companies cannot actively promote approved drugs for off-label uses. If our promotional activities for XTANDI and any other potential future product candidate for which we may receive regulatory approval fail to comply with applicable regulations or guidelines, we may be subject to warnings from, or enforcement by, these authorities, including potentially civil and criminal penalties.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits companies and their intermediaries from making payments to non-U.S. government officials for purpose of obtaining or retaining business or securing any other improper advantage. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate. Failure to comply with the FCPA or related laws governing the conduct of business with foreign government entities could disrupt our business and lead to severe criminal and civil penalties, including criminal and civil fines, denial of government reimbursement for our products and exclusion from participation in government healthcare programs. Other remedial measures could include further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions, any of which could have a material adverse impact on our business, financial condition, results of operations and liquidity. We could also be affected by any allegation that we violated such laws.

We may be subject to product liability or other litigation, which could harm our ability to efficiently and effectively conduct our business, and, if successful, could materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby.

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

In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business, such as our litigation with the Regents of the University of California. See Part I, Item 3, “Legal Proceedings.” Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

We may be subject to damages or injunctions resulting from qui tam or “whistleblower” actions that individuals may bring against us.

Although we have developed and are in the process of implementing a program for compliance with all federal and state laws, we cannot guarantee that our compliance program will be sufficient or effective, that our employees will comply with our policies, that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for qui tam or “whistleblower” claims that individuals, such as employees or former employees, may bring against us or that governmental authorities may prosecute against us based on information provided by individuals. Qui tam or “whistleblower” claims against a defendant are brought by individuals or governmental authorities based on information from individuals have increased substantially in recent years. In any qui tam or “whistleblower” action that results in the payment of a fine imposed by a court or a settlement, the individual who brought the claim or furnished information allowing the governmental authority to prosecute the claim is rewarded with a percentage of the fine or settlement amount collected from the defendant. The prospect of sharing in the proceeds of any fine collected from the defendant motivates individuals to bring qui tam or “whistleblower” claims or to furnish information to a governmental authority for the prosecution of such claims. In addition, the enactment of new federal and state laws, the amendment of existing federal and state laws, and the interpretation of existing or future laws by court decision could further expand the grounds on which individuals may pursue qui tam or “whistleblower” claims. If one or more of individuals s bring a qui tam or “whistleblower” claim against us or if a governmental authority prosecutes a claim against us on the basis of information provided by one or more individuals, and if we are found liable and a fine and/or an injunction is imposed on us or we agree to pay a fine and/or accept an injunction in settlement of the claim, the payment of the fine and/or the curtailment of our activities consequent to the injunction could have a material adverse effect on our financial condition and impair or prevent us from continuing our business.

Risks Related to the Operation of our Business

We have a history of net losses and we may incur substantial losses in the foreseeable future as we continue our development and commercialization activities and may never achieve or maintain profitability.

We have incurred cumulative net losses of $334.2 million since inception through December 31, 2013, and may incur additional losses in the future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and our early programs, potential business development activities, and our corporate overhead costs. Our operating losses have had, and any future operating losses that we may incur will have, an adverse impact on our working capital, total assets and stockholders’ equity. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the United States for the treatment of post-chemotherapy mCRPC patients on September 13, 2012. XTANDI’s sales and profit potential is unproven. We did not generate any collaboration revenue attributable to U.S. XTANDI sales until the third quarter of 2012 and we did not generate any collaboration revenue attributable to ex-U.S. XTANDI sales until the second quarter of 2013. We do not know when, or if, XTANDI will achieve significant sales in the countries in which it has been approved for marketing, or marketing approval in any new countries or for any new indication(s), or if any of our early-stage programs will result in approved products. We may never achieve profitability and even if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our significant level of indebtedness and lease obligations could adversely affect our financial condition. In addition, we may not have sufficient funds to service our indebtedness and lease obligations when payments are due.

At December 31, 2013, we had outstanding $258.8 million of the Convertible Notes, and $62.6 million of minimum lease commitments under leases. We may also incur additional indebtedness to meet future financing needs, including in connection with any licensing or acquisition transactions that we may elect to assume to diversify our product risk. Our substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

•	make it more difficult for us to satisfy our financial obligations, including with respect to the Convertible Notes and leases;

•	increase our vulnerability to general adverse economic, industry and competitive conditions;

•

reduce the availability of our cash resources to fund our operations because we will be required to dedicate a substantial portion of our cash resources to the payment of principal and interest on our indebtedness and lease payments;

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

Historically, we have funded our operations primarily through public offerings of our common stock, proceeds from the issuance of the Convertible Notes and from up-front, milestone and cost-sharing payments received under our Astellas Collaboration Agreement, and our former collaboration agreement with Pfizer. We did not generate any revenue attributable to XTANDI sales until the third quarter of 2012. The sales and profit potential of XTANDI is unproven. At December 31, 2013, we had cash and cash equivalents totaling $228.8 million available to fund our operations. Until we can generate a sufficient amount of profit and positive cash flows from sales of XTANDI, which we may never do, our ability to make payments on the Convertible Notes and our leases when they become due and to satisfy our other cash requirements will depend on our existing cash resources and future financing activity, if any.

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

We have a history of net losses and we may incur additional losses in the future. Our future capital requirements will depend on many factors, including without limitation:

•	costs associated with commercialization of XTANDI for post-chemotherapy mCRPC patients, and if the FDA approves, pre-chemotherapy mCRPC patients in the United States;

•	the timing and magnitude of sales of XTANDI for post-chemotherapy mCRPC patients, and if the FDA approves, pre-chemotherapy mCRPC patients;

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our collaboration partner’s preclinical and clinical trials;

•	whether we experience delays in our preclinical and clinical development programs;

•	whether opportunities to acquire additional product candidates arise and the timing and costs of acquiring and developing those product candidates;

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

•	interest payments and potential cash settlement of the Convertible Notes and lease payments;

Based on our current expectations, we believe our capital resources at December 31, 2013, combined with our anticipated future cash flows, will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of XTANDI, potential XTANDI approvals in new markets and for other indications, and potential receipt of profit sharing, royalty, and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for XTANDI and other existing or potential future product candidates, or to license additional product, product candidates or companies, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash. Our ability to raise additional funds on acceptable terms will be dependent on the climate of worldwide capital markets, which could be challenging.

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

In addition to our significant level of indebtedness, we have significant obligations relating to our leases. At December 31, 2013, we had minimum lease commitments of $62.6 million. Leases that are classified as operating leases are disclosed in footnotes to our consolidated financial statements, but are not reflected as liabilities on our consolidated balance sheets.

The FASB, and the International Accounting Standards Board, or IASB, have been in deliberation on their conveyed lease project regarding proposed changes to financial accounting standards for leases. Currently, Accounting Standards Codification 840, or ASC 840, “Leases,” requires that operating leases are classified as off-balance sheet transactions and only operating lease expense is included in the consolidated statements of operations. The proposed changes to lease accounting could potentially require recognition of our operating leases as assets and liabilities on our consolidated balance sheets. The right to use the leased property would be capitalized as an asset and the present value of future lease payments would be accounted for as a liability. A retroactive adoption may be required when the changes become effective. We have not quantified the impact of this proposed standard on our consolidated financial statements. If our operating leases are recognized on our consolidated financial statements, it could likely result in a significant increase in the liabilities reflected on our consolidated balance sheets and an increase in the interest expense and depreciation and amortization expense reflected in our consolidated statements of operations.

We may have additional tax liabilities.

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

We are also subject to non-income based taxes, such as payroll, sales, use, net worth, property, and goods and services taxes in the United States. We may have additional exposure to non-income based tax liabilities.

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

Generic and other pharmaceutical manufacturers are and have been very aggressive in challenging the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. We are facing a patent opposition in Europe and two pre-grant oppositions in India, and we may face similar challenges to our existing or future patents covering XTANDI or any potential future product candidates. If a generic pharmaceutical company or other third party were able to successfully invalidate any of our present or future patents, XTANDI and any potential future product candidates that may ultimately receive marketing approval could face additional competition from lower priced generic products that would result in significant price and revenue erosion and have a significantly negative impact on the commercial viability of the affected product candidate(s).

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

We rely on license agreements for certain aspects of our product candidates and our technology, and failure to meet our obligations under those agreements could severely negatively impact our business, and ability to generate revenue.

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

In the future, we may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the competitive market for mCRPC therapies, XTANDI sales will be difficult to predict from period to period. As a result, you should not rely on XTANDI sales results in any period as being indicative of future performance and sales of XTANDI may be below the expectation of securities analysts or investors in the future. Additionally, you should not place undue reliance on the forward looking statements about expectations for future XTANDI sales from our partner Astellas, as we may not agree with such statements, or from us, as XTANDI sales results are difficult to predict. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

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

In addition, our revenues will also depend on the achievement of development and clinical milestones that trigger milestone payments under our existing collaboration with Astellas, as well as any up-front and milestone payments under potential future collaboration and license agreements. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next. Further, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

For these and other reasons, it is difficult for us to accurately forecast future profits or losses. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors.

Sales fluctuations of XTANDI as a result of inventory levels at pharmaceutical wholesalers and distributors may cause our revenue to fluctuate, which could adversely affect our financial results, the market value of our common stock and the trading price of our Convertible Notes.

The pharmaceutical wholesalers and distributors with whom Astellas has entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers and distributors can cause our operating results to fluctuate unexpectedly if sales of XTANDI to these wholesalers do not match end user demand. Adverse changes in economic conditions or other factors may cause wholesalers and distributors to reduce their inventories of XTANDI. As inventory of XTANDI in the distribution channel fluctuates from quarter to quarter, we may see fluctuations in collaboration revenue from XTANDI sales.

If our operating results are below the expectations of securities analysts, our stock price may decline.

Various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the expectations of securities analysts, the market value of our common stock and the trading price of the Convertible Notes could decline, perhaps substantially.

We have been named as a defendant in a purported securities class action lawsuit. This lawsuit could result in substantial damages and may divert management’s time and attention from our business and operations.

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The actions were consolidated in September 2010 and, in April 2011, the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. In March 2012, after the court dismissed with prejudice the lead plaintiff’s first and second amended complaints, the court entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012. The appeal is fully briefed, and was argued before the Court of Appeals on January 17, 2014. As of the date of this filing, the Court of Appeals had not rendered a decision.

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

The following factors, in addition to other risk factors described herein, may have a significant impact on the market price of our common stock:

•	our ability to meet the expectations of investors related to the commercialization of XTANDI;

•	inaccurate sales forecasting of XTANDI;

•	the timing and amount of revenues generated from sale of XTANDI;

•	actual or anticipated variations in quarterly operating results;

•	legislation or regulatory actions or decisions affecting XTANDI or product candidates, including those of our competitors;

•	changes in laws or regulations applicable to XTANDI;

•	the receipt or failure to receive the additional funding necessary to conduct our business;

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

Under the Astellas Collaboration Agreement, Astellas has exclusive control over the flow of information relating to net sales of XTANDI that we are dependent upon to meet our SEC reporting obligations. Astellas is required under the Astellas Collaboration Agreement to provide us with timely and accurate financial data related to net sales of XTANDI so that we may meet our reporting requirements under federal securities laws. In the event that Astellas fails to provide us with timely and accurate information, we may incur significant liability with respect to federal securities laws, our internal controls and procedures under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, may be inadequate, and we may be required to restate our financial statements, any of which could adversely affect the market price of our common stock and Convertible Notes and subject us to securities litigation.

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

We may from time to time issue additional shares of common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock, including in connection with potential in-licensing and acquisition transactions entered into to diversify our product risk. In addition, we may elect to satisfy all or a portion of our conversion obligations under the Convertible Notes with shares of our common stock. The issuance of additional shares of our common stock, including upon conversion of some or all of the Convertible Notes, would dilute the ownership interests of existing holders of our common stock. Dilution will be greater if the conversion rate of the Convertible Notes is adjusted upon the occurrence of certain events specified in the indenture to the Convertible Notes.

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

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, “Debt with Conversion and Other Options,” or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of

ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

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

Our corporate headquarters are located at 525 Market Street, San Francisco, California. In total, we lease approximately 98,000 square feet of office space at 525 Market Street pursuant to our lease agreement, as amended, which expires in June 2019. We have an option to extend the term of the lease for an additional five years.

Our commercial headquarters are located in Oakbrook Terrace, Illinois, where we lease approximately 15,000 square feet of office space pursuant to a lease agreement that expires in December 2019.

In the fourth quarter of 2013, we entered into a lease agreement for approximately 52,000 square feet of laboratory space located in San Francisco, California that we expect to occupy beginning in the second half of 2014. The lease agreement expires in July 2024. We have an option to extend the lease term for up to an additional five years.

We believe our properties are adequately maintained and suitable for their intended use. As we continue to expand our operations, we may need to lease additional or alternate facilities.

Item 3.	Legal Proceedings.

We are involved in legal proceedings, investigations, and claims in the ordinary course of our business, including the matters described below.

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. In March 2012, after the court dismissed the lead plaintiff’s first and second amended complaints with prejudice, the court entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012. The appeal is fully briefed and was argued before the Court of Appeals on January 17, 2014. As of the date of this filing, the Court of Appeals had not rendered a decision.

In May 2011, we filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. Our allegations in this lawsuit include that we have exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat non-metastatic CRPC population. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, we filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. We seek remedies including a declaration that we are the proper licensee of ARN-509, contractual remedies conferring to us exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against us seeking declaratory relief which, if granted, would require us to share with the Regents ten percent of any sales milestone payments we may receive under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. Under the Astellas Collaboration Agreement, we are eligible to receive up to $320.0 million in sales milestone payments. As of December 31, 2013, we have earned $25.0 million in sales milestone payments under the Astellas Collaboration Agreement. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, we filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has commenced. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which we appealed on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of our breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013 the jury rendered a verdict in the case, finding in favor of us on the breach of contract claim, and in favor of the Regents professor on the fraud claims. On November 22, 2013 the Court entered judgment for the prevailing party Medivation on the contract claim, and entering judgment in favor of the Regents professor on the fraud claims. Our notice of appeal of the judgment on the fraud claims was filed on February 13, 2014.

Our management believes that we have meritorious positions with respect to the claims we have asserted and the claims asserted against us, and we intend to advance our positions in these lawsuits vigorously, including on appeal. However, the lawsuits are subject to inherent uncertainties, the actual costs may be significant, and we may not prevail. We believe we are entitled to coverage under our relevant insurance policies with respect to the putative securities class action lawsuits, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.01, is listed on the NASDAQ Global Select Market under the symbol “MDVN.” The following table sets forth on a per share basis the high and low intraday sales prices of our common stock as reported by the NASDAQ Global Select Market:

	High(1)	Low(1)
2013:
Quarter ended March 31, 2013	$59.24	$41.89
Quarter ended June 30, 2013	$55.42	$44.51
Quarter ended September 30, 2013	$61.46	$49.75
Quarter ended December 31, 2013	$67.37	$48.15

2012:
Quarter ended March 31, 2012	$38.33	$22.47
Quarter ended June 30, 2012	$45.88	$36.13
Quarter ended September 30, 2012	$56.90	$43.82
Quarter ended December 31, 2012	$58.83	$43.16

(1)	All sales prices have been retroactively adjusted to reflect our September 21, 2012 two-for-one forward stock split.

Stockholders

As of the close of business on February 20, 2014, there were 21 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, or corporations, or other entities identified in security listings maintained by depositories.

Dividends

We have never paid our stockholders cash dividends and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain all of our cash for use in our business. Any future determination to pay dividends will be at the discretion of our Board of Directors, and will depend on a number of factors, including but not limited to any outstanding indebtedness, earnings, capital requirements, financial condition and future prospects, and applicable Delaware law. Under the indenture governing the Convertible Notes, dated as of March 19, 2012 between us and Wells Fargo Bank, National Association as Trustee, as supplemented by the first supplemental indenture dated as of March 19, 2012, or the Indenture, if we effect any dividends, we are required to mail each holder of warrants a notice stating the record date for such dividend or distribution at least ten days prior to the record date.

Performance Graph

We have presented below the cumulative total return to our stockholders during the period from December 31, 2008 through December 31, 2013, in comparison to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. All values assume a $100 initial investment and the reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	2008	2009	2010	2011	2012	2013
Medivation, Inc.	$100.00	$258.30	$104.12	$316.32	$701.78	$875.45
NASDAQ Composite Index	$100.00	$145.36	$171.75	$170.38	$200.59	$281.18
NASDAQ Biotechnology Index	$100.00	$115.96	$133.61	$149.75	$198.10	$328.88

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

Recent Sales of Unregistered Securities

On November 17, 2013, Medivation issued an aggregate of 25,472 shares of its common stock to three holders of warrants to purchase common stock upon the net exercise of those warrants. The shares were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities

None.

Item 6.	Selected Financial Data.

The following is a summary of our historical consolidated financial data for the years ended and on the dates indicated below. The historical consolidated financial data for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included in Item 15 of this Annual Report on Form 10-K, or Annual Report. The historical financial data for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements not included in this Annual Report. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 15 of this Annual Report to fully understand factors that may affect the comparability of the information presented below.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$272,942	$181,696	$60,389	$62,508	$69,254
Operating expenses:
Research and development expenses	118,952	95,628	73,432	72,228	87,728
Selling, general and administrative expenses	176,231	112,282	29,887	23,005	28,983

Total operating expenses	295,183	207,910	103,319	95,233	116,711

Loss from operations	(22,241)	(26,214)	(42,930)	(32,725)	(47,457)
Other income (expense), net:
Interest expense	(20,249)	(14,985)	—	—	—
Interest income	193	229	94	317	1,128
Other income (expense), net	(201)	(280)	(336)	(57)	(152)

Total other income (expense), net	(20,257)	(15,036)	(242)	260	976

Net loss before income tax (expense) benefit	(42,498)	(41,250)	(43,172)	(32,465)	(46,481)
Income tax (expense) benefit	(115)	(7)	4,331	(1,572)	(8,272)

Net loss	$(42,613)	$(41,257)	$(38,841)	$(34,037)	$(54,753)

Basic and diluted net loss per common share(1)	$(0.57)	$(0.56)	$(0.56)	$(0.50)	$(0.85)

Weighted-average common shares used in the calculation of basic and diluted net loss per common share(1)	75,165	73,480	69,921	68,579	64,188

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$228,788	$71,301	$70,136	$107,717	$57,463
Short-term investments	$—	$224,939	$74,996	$100,039	$220,781
Working capital	$258,290	$259,330	$78,555	$148,037	$189,813
Total assets	$392,650	$371,866	$175,117	$239,603	$296,690
Deferred revenue	$16,931	$42,327	$143,271	$200,660	$253,168
Convertible Notes, net of unamortized discount	$208,414	$196,007	$—	$—	$—
Accumulated deficit	$(334,161)	$(291,548)	$(250,291)	$(211,450)	$(177,413)
Total stockholders’ equity	$76,947	$73,645	$1,321	$7,684	$25,274

(1)	All share and per share amounts have been retroactively adjusted to reflect our September 21, 2012 two-for-one forward stock split. This stock split resulted in the issuance of approximately 37.0 million shares of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included elsewhere in this Annual Report. The following discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Please see the section entitled “Forward-Looking Statements” at the beginning of this Annual Report for important information you should know regarding these forward-looking statements and how to identify them, including cautionary language regarding undue reliance on these forward-looking statements. We disclaim any intention or obligation to update, supplement or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our XTANDI® (enzalutamide) Program

Our most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which we have partnered with Astellas Pharma, Inc., or Astellas. We in-licensed the intellectual property rights covering XTANDI in 2005, began our first clinical trial in 2007, entered into our collaboration agreement with Astellas, or the Astellas Collaboration Agreement, in 2009, reported positive Phase 3 overall survival data in 2011 in patients with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel, or post-chemotherapy mCRPC patients, and on August 31, 2012, received marketing approval from the U.S. Food and Drug Administration, or FDA, for the treatment of post-chemotherapy mCRPC. We and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. On June 24, 2013, we and Astellas announced that XTANDI was granted marketing authorization in the European Union, or EU, for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. XTANDI is approved in more than 35 countries for the post-docetaxel indication and marketing applications for this indication are under review in Japan and multiple other countries worldwide.

In a late-breaking oral presentation at the American Society of Clinical Oncology 2014 Genitourinary Cancers Symposium (ASCO GU) in January 2014, investigators reported positive final results from our global Phase 3 PREVAIL trial of enzalutamide in more than 1,700 men with metastatic prostate cancer that had progressed despite androgen deprivation therapy and who have not yet received chemotherapy, or pre-chemotherapy mCRPC. The PREVAIL study achieved positive results on both of its co-primary endpoints, thereby becoming the first study to demonstrate both a statistically significant reduction in risk of death and a statistically significant increase in time to cancer progression in pre-chemotherapy mCRPC patients who had few if any symptoms. The PREVAIL study also achieved highly statistically significant results on all of its pre-specified secondary endpoints. Together with Astellas, we are also conducting multiple trials of enzalutamide in earlier prostate cancer disease states and in patients with breast cancer. Further information regarding the positive PREVAIL study results and other ongoing enzalutamide trials in prostate and breast cancer is included below in the section titled, “2013 Business Highlights” and in Part I, Item 1, “Business.”

Our Early-Stage Programs

A key component of our corporate strategy is to diversify beyond a single-product company to one with a portfolio of multiple approved products. In furtherance of this strategy, we are investing in multiple early-stage programs that we believe meet the criteria outlined under “Overview” above. We currently are investing in multiple early-stage programs, both in the discovery stage and in the preclinical development stage. Programs in the discovery stage are ones in which we have identified a disease state of interest and a therapeutic approach that we believe may be safe and effective in treating that disease state, and are conducting in vitro and in vivo preclinical studies designed to identify one or more development candidates. A development candidate is a specific product candidate that embodies the therapeutic approach of interest and which we believe may possess the properties necessary to successfully complete the subsequent preclinical and clinical testing required to support an application for marketing approval. Programs in the preclinical development stage are ones in which we have identified one or more development candidates, and are conducting the subsequent preclinical testing required to support an application for regulatory approval to begin human testing. Our early-stage programs focus primarily on cancer and central nervous system diseases for which we believe new therapies can substantially improve the current standard of care.

Our Former Dimebon Program

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

FINANCIAL HISTORY

On August 31, 2012, the FDA approved XTANDI for the treatment of post-chemotherapy mCRPC patients. This was the first marketing approval for XTANDI anywhere in the world. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the United States on September 13, 2012. Our collaboration partner Astellas commenced commercial sales of XTANDI in Europe in June 2013. We did not generate any collaboration revenue attributable to XTANDI sales until the quarter ended September 30, 2012. We have funded our operations primarily through public offerings of our common stock, the issuance of our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, and from the up-front, milestone and cost-sharing payments under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer and, subsequent to September 13, 2012, from collaboration revenue attributable to XTANDI sales.

We have incurred cumulative net losses of $334.2 million through December 31, 2013, and may incur additional losses in the future as we continue to finance the commercialization of XTANDI in the U.S market, clinical and preclinical studies of enzalutamide and our early-stage programs, potential business development activities, and our corporate overhead costs. We do not know when, or if, XTANDI will achieve significant sales in the countries in which it has been approved for marketing, or marketing approval in any new countries or for any new indication(s), or if any of our early stage programs will result in approved products. We may never achieve profitability and even if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis.

2013 BUSINESS HIGHLIGHTS

•

We completed our first full year of co-promoting XTANDI in the United States for the treatment of post-chemotherapy mCRPC. Since its United States launch in September 2012, prescriptions for more than 60,000 bottles of XTANDI have been written by approximately 5,100 individual prescribers and 600 institutional accounts in the U.S.

•

Our partner Astellas received approval to market XTANDI in Europe for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy, and applied for approval to market XTANDI in Japan for prostate cancer. As of December 31, 2013, XTANDI was approved for sale in more than 35 countries. Marketing applications for this indication are under review in Japan and multiple other countries worldwide.

•

We reported positive results from our global Phase 3 PREVAIL trial of enzalutamide in more than 1,700 men with pre-chemotherapy mCRPC. The PREVAIL study achieved positive results on both of its co-primary endpoints, thereby becoming the first study to demonstrate both a statistically significant reduction in the risk of death and a statistically significant increase in time to cancer progression in pre-chemotherapy mCRPC patients who had few if any symptoms. The PREVAIL study also achieved statistically significant results on all of its pre-specified secondary endpoints.

•

We reported positive results from our Phase 2 trial of enzalutamide in 67 prostate cancer patients who had not previously received any hormonal therapy. In this trial, 93% of patients had a decline in prostate-specific antigen, or PSA, levels of 80% or more, and the median PSA decline was 99.6%.

•

We completed enrollment in the TERRAIN trial, which is evaluating enzalutamide head-to-head against bicalutamide, the current standard of care anti-androgen therapy, in approximately 370 men with pre-chemotherapy mCRPC.

•

We began two new enzalutamide trials in prostate cancer—a global Phase 3 trial (known as PROSPER) in approximately 1,500 men with non-metastatic, or M0, CRPC; and a global Phase 4 study (known as PLATO) in approximately 500 men with pre-chemotherapy mCRPC designed to determine the potential clinical benefit of continuing androgen receptor signaling inhibition with enzalutamide treatment while adding an additional therapy once patients have begun to progress on enzalutamide.

•

We began two new enzalutamide trials in breast cancer—a global Phase 2 trial in approximately 80 women evaluating enzalutamide as a single agent for the treatment of advanced, androgen receptor-positive, triple-negative breast cancer; and a global Phase 2 trial in approximately 240 women evaluating enzalutamide in combination with exemestane in women with advanced breast cancer that is estrogen receptor positive (ER+) or progesterone receptor positive (PgR+) and human epidermal growth factor receptor 2 (HER2) normal.

2013 FINANCIAL HIGHLIGHTS

•

Net sales of XTANDI in the United States for the year ended December 31, 2013, as reported by Astellas, were $392.4 million, an increase of $320.9 million, or 449%, from the year ended December 31, 2012. The 2013 results include a full year of U.S. XTANDI sales, whereas the 2012 results include U.S. XTANDI sales during the period from commercial launch on September 13, 2012, through December 31, 2012.

•

Net sales of XTANDI outside of the United States for the year ended December 31, 2013, as reported by Astellas, were $52.8 million. No ex-U.S. XTANDI sales were reported during the year ended December 31, 2012.

•	Collaboration revenue for the year ended December 31, 2013 was $272.9 million, an increase of $91.2 million, or 50%, from the year ended December 31, 2012.

•	Development and sales milestone payments earned under the Astellas Collaboration Agreement were $20.0 million and $25.0 million, respectively, for the year ended December 31, 2013. At December 31,

2013, the remaining development and sales milestone payments that may potentially be earned under the Astellas Collaboration Agreement were $257.0 million and $295.0 million, respectively.

•	Total operating expenses for the year ended December 31, 2013, were $295.2 million, an increase of $87.3 million, or 42%, from the year ended December 31, 2012.

•	Cash, cash equivalents and short-term investments were $228.8 million at December 31, 2013, a decrease of $67.4 million, or 23%, from $296.2 million at December 31, 2012.

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

All tabular disclosures of dollar and share amounts are presented in thousands, unless otherwise indicated. All share and per share amounts are presented at their actual amounts. Amounts and percentages presented herein may not calculate or sum precisely due to rounding.

The information regarding shares and amount of common stock, additional paid-in capital, and net loss per common share for all periods presented reflect the two-for-one forward stock split of our common stock. We issued approximately 37.0 million shares of our common stock as a result of the two-for-one forward stock split on September 21, 2012.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements applicable to us is included in the notes to our consolidated financial statements included elsewhere in this Annual Report, and is incorporated by reference here.

Collaboration Agreements

Estimated Performance Periods

Both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer contain multiple elements and deliverables. We evaluated the facts and circumstances of the collaboration agreements and concluded that we had multiple deliverables under both collaboration agreements, including deliverables relating to grants of technology licenses, and performance of manufacturing, regulatory and clinical development activities in the United States. In the case of the Astellas Collaboration Agreement, the period in which we perform our deliverables began in the fourth quarter of 2009 and at December 31, 2013, management estimated that it would be completed in the fourth quarter of 2014. In the case of the former collaboration agreement with Pfizer, the period in which we performed our deliverables began in the fourth quarter of 2008 and concluded in the third quarter of 2012 upon completion of our performance obligations. We also concluded that our deliverables under each collaboration agreement should be accounted for as a single unit of accounting.

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

The former category of milestone payments consists of those triggered by development and regulatory activities in the United States and by the acceptance for review of marketing applications in Europe and Japan. We concluded that each of these payments, with one exception, constitute substantive milestone payments. This conclusion was based primarily on the facts that (i) each triggering event represents a specific outcome that can be achieved only through successful performance by us of one or more of our deliverables, (ii) achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to us, (iii) each of the milestone payments is non-refundable, (iv) substantial effort is required to complete each milestone, (v) the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, (vi) a substantial amount of time is expected to pass between the up-front payment and the potential milestone payments, and (vii) the milestone payments relate solely to past performance. Based on the foregoing, we recognize any revenue from these milestone payments in the period in which the underlying triggering event occurs. The one exception is the milestone payment for initiation of the Phase 3 PREVAIL trial, an event which we deemed to be reasonably assured at the inception of the Astellas collaboration. This milestone payment was triggered in the third quarter of 2010, and we are recognizing it as collaboration revenue on a straight-line basis over the estimated performance period of the Astellas Collaboration Agreement.

The latter category of milestone payments consists of those triggered by potential marketing approvals in Europe and Japan, and commercial activities globally, all of which are areas in which we have no pertinent contractual responsibilities under the Astellas Collaboration Agreement. We concluded that these payments constitute contingent revenues and thus recognize them as revenue in the period in which the contingency is met.

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

Cost-Sharing Payments. Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, we and our collaboration partners share certain development and commercialization costs (including in the case of the Astellas Collaboration Agreement, cost of goods sold and the royalty on net sales payable to The Regents of the University of California, or UCLA (or the Regents), under our license agreement with UCLA) in the United States. The parties make quarterly cost-sharing payments to one another in amounts necessary to ensure that each party bears its contractual share of the overall shared U.S. development and commercialization costs incurred. Our policy is to account for cost-sharing payments to our collaboration partners as increases in expense in our consolidated statements of operations, while cost-sharing payments by our collaboration partners to us are accounted for as reductions in expense. Cost-sharing payments related to development activities and commercialization activities are recorded in research and development expenses, or R&D expenses, and selling, general and administrative expenses, or SG&A expenses, respectively.

Reliance on Third Party Information. Under the Astellas Collaboration Agreement, Astellas records all XTANDI sales globally and has operational responsibility for certain development and commercialization activities in the United States for which we share costs. Thus, Astellas has control over certain XTANDI-related financial information needed to prepare our financial statements and related disclosures, including information regarding gross sales, net sales, gross-to-net sales deductions and shared U.S. development and commercialization costs incurred by Astellas. We are dependent on Astellas to provide us with such information in a timely and accurate manner for use in preparing our consolidated financial statements and related disclosures. Certain of this information provided by Astellas is subject to estimates, including estimates used in determining gross-to-net revenue deductions such as payor mix, discounts (including legally mandated discounts to government entities), returns, chargebacks, rebates, and participation levels in patient assistance programs, and estimates regarding accrued development and commercialization costs incurred by Astellas. Under the Astellas Collaboration Agreement, the deductions from gross sales used to derive net sales of XTANDI are determined in a manner consistent with GAAP, consistently applied. Should Astellas fail to provide us with any such financial information in a timely manner, or should any such financial information provided by Astellas, or any of the estimates upon which such financial information was based, prove to be inaccurate, we could be required to record adjustments in future periods and may be required to restate our results for prior periods.

Stock-Based Compensation

We have granted stock options, restricted stock units, performance share awards, and stock appreciation rights pursuant to the terms of our Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, and eligible employees may purchase shares pursuant to the Medivation, Inc. 2013 Employee Stock Purchase Plan, or ESPP.

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

Performance share awards allow the recipients of such awards to earn fully-vested shares of our common stock based on the achievement of pre-established performance objectives. Stock-based compensation expense associated with performance share awards is based on the fair value of our common stock on the grant date, which equals the closing market price of our common stock on the grant date, and is recognized when the performance objective is expected to be achieved. We evaluate on a quarterly basis the probability of achieving the performance criteria. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate. At December 31, 2013, no performance share awards were outstanding.

The fair value of stock-settled and cash-settled stock appreciation rights is initially measured on the grant date using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, term, risk-free interest rate and dividend yield. Similar to stock options, compensation expense for stock-settled stock appreciation rights is recognized over the vesting period of the awards that are ultimately expected to vest based on the grant-date fair value. Cash-settled stock appreciation rights are liability-classified awards for which compensation expense and the associated liability are remeasured at each reporting date through the date of settlement based on the portion of the requisite service period rendered. Upon the conversion of cash-settled stock appreciation rights to stock-settled stock appreciation rights, the awards are remeasured using the then-current Black-Scholes assumptions and the remeasured liability is reclassified to additional paid-in capital.

We account for the ESPP as a compensatory plan. The fair value of each purchase under the ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, term, risk-free interest rate and dividend yield. We recognize compensation expense over the vesting period of the awards that are ultimately expected to vest.

Determining an estimate of the fair value of equity awards using the Black-Scholes valuation model requires the use of highly subjective assumptions related to expected stock price volatility, term, risk-free interest rate and dividend yield. The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable; characteristics not present in the our stock options, stock appreciation rights, or ESPP shares. If the model permitted consideration of the unique characteristics of employee stock options, stock appreciation rights, and ESPP shares, the resulting estimate of fair value of the stock options, stock appreciation rights, and ESPP shares could be different. In addition, if we had made different assumptions and estimates for use in the Black-Scholes valuation model, the amount of recognized and to be recognized stock-based compensation expense could have been different. Please refer to the footnotes to the consolidated financial statements included elsewhere in this Annual Report for further information about the assumptions made by us and the impact of such assumptions.

We apply a forfeiture rate when determining stock-based compensation expense to account for an estimate of the granted awards not expected to vest. If actual forfeitures differ from the expected rate, we may be required to make additional adjustments to compensation expense in future periods.

Research and Development Expense and Accruals

R&D expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs, up-front and development milestone payments under license agreements, and other consulting services. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. In instances where we enter into agreements with third parties to provide research and development services to us, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include up-front payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

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

Our accrual estimates are dependent upon the timeliness and accuracy of data provided by third parties regarding the status and cost of studies, and may not match the actual services performed by these organizations. During the course of a clinical trial, we adjust our rate of clinical trial expense recognition if actual results differ from our estimates. We make estimates of our accrued clinical trial expense as of each balance sheet date based on facts and circumstances known at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and result in us reporting amounts that are too high or too low for any particular period. This could result in adjustment to our R&D expense in future periods. We have had no significant adjustments to previously recorded amounts.

Litigation

We are party to legal proceedings, investigations, and claims in the ordinary course of business. We record accruals for outstanding legal matters when we believe that it is both probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. In addition, in accordance with the relevant authoritative guidance, for matters for which the likelihood of material loss is at least reasonably possible, we provide disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, we will provide disclosure to that effect. Gain contingencies, if any, are recorded as a reduction of expense when they are realized.

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

Leases

We use a consistent lease period (generally, the initial non-cancellable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating amortization of leasehold improvements and in determining straight-line rent expense and classification of a lease as either an operating lease or a capital lease. The lease term and straight-line rent expense commence on the date when we take possession and have the right to control the use of the leased premises. Funds received from the lessor intended to reimburse us for the cost of leasehold improvements are recorded as deferred rent resulting from a lease incentive and are amortized over the lease term as a reduction to rent expense.

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

We record a valuation allowance to reduce our deferred tax assets for the amount that we believe is more likely than not to be realized. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Based on the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and current year net loss, we have established and continue to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Variable Interest Entity

A variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected returns; or (c) the equity investors have voting rights that are not proportional to their economic interests.

In determining whether a VIE exists, and if so whether we are a primary beneficiary of the VIE and therefore required to consolidate the entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. We continually reassesses whether we are the primary beneficiary of a VIE as changes to existing relationships or future transactions may result in us consolidating or deconsolidating the VIE. As of December 31, 2013, we have determined that we are involved with a VIE, but have not consolidated this entity because we do not have the power to direct the activities that most significantly impact the VIE’s economic performance and thus we are not considered the primary beneficiaries of the VIE.

RESULTS OF OPERATIONS

Collaboration Revenue

Collaboration revenue consists of three components: (a) collaboration revenue attributable to U.S. XTANDI sales; (b) collaboration revenue attributable to ex-U.S. XTANDI sales; and (c) collaboration revenue attributable to up-front and milestone payments.

Collaboration revenue was as follows:

	Years ended December 31,
	2013	2012	2011
Collaboration revenue:
Attributable to U.S. XTANDI sales	$196,208	$35,752	$—
Attributable to ex-U.S. XTANDI sales	6,338	—	—
Attributable to up-front and milestone payments	70,396	145,944	60,389

Total	$272,942	$181,696	$60,389

Collaboration Revenue Attributable to U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. We and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, we and Astellas also share equally all XTANDI development and commercialization costs attributable to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under our XTANDI license agreement. The primary exceptions to 50/50 cost sharing are that each party is responsible for its own commercial full-time equivalent, or FTE costs, and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by us and two-thirds by Astellas. Both we and Astellas are entitled to receive a fee for each qualifying detail made by our respective sales representatives. We recognize collaboration revenue attributable to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to U.S. XTANDI sales consists of our share of pre-tax profits and losses from U.S. sales, plus reimbursement of our share of reimbursable U.S. development and commercialization costs. Our collaboration revenue attributable to U.S. XTANDI sales in any given period will be mathematically equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

Under the Astellas Collaboration Agreement, the deductions from gross sales used to derive net sales of XTANDI are determined in a manner consistent with GAAP, consistently applied. The largest component of the deductions used in deriving net sales is legally mandated discounts or rebates to Medicare and other government payors or programs. The estimates used in calculating gross-to-net deductions will be reassessed periodically by Astellas and trued-up as appropriate based on actual deductions.

Net sales of XTANDI in the United States for the year ended December 31, 2013, as reported by Astellas, were $392.4 million, an increase of $320.9 million, or 449%, from $71.5 million for prior year. Net sales of XTANDI in the United States for the year ended December 31, 2012, as reported by Astellas, represented sales during the period from commercial launch on September 13, 2012 through December 31, 2012. There were no net sales of XTANDI in the United States for the year ended December 31, 2011.

Collaboration revenue attributable to U.S. XTANDI sales was as follows:

	Years Ended December 31,
	2013	2012
Net U.S. sales (as reported by Astellas)	$392,415	$71,504
Shared U.S. development and commercialization costs	(241,106)	(88,908)

Pre-tax U.S. profit (loss)	$151,309	$(17,404)

Medivation’s share of pre-tax U.S. profit (loss)	$75,655	$(8,702)
Reimbursement of Medivation’s share of shared U.S. costs	120,553	44,454

Collaboration revenue attributable to U.S. XTANDI sales	$196,208	$35,752

Collaboration Revenue Attributable to Ex-U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI sales. Astellas is responsible for all development and commercialization costs for XTANDI outside the United States, including cost of goods sold and the royalty on net sales payable to UCLA under our license agreement with UCLA, and pays us a tiered royalty ranging from the low teens to the low twenties on net ex-U.S. XTANDI sales. We recognize collaboration revenue attributable to ex-U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to ex-U.S. XTANDI sales consists of royalties payments from Astellas on those sales.

XTANDI was first approved for sale outside the U.S. in June 2013 and for the year ended December 31, 2013, Astellas recorded ex-U.S. XTANDI net sales of $52.8 million. Collaboration revenue attributable to ex-U.S. XTANDI sales was $6.3 million for the year ended December 31, 2013. There was no collaboration revenue attributable to ex-U.S. XTANDI sales for the years ended December 31, 2012 or 2011.

Collaboration Revenue Attributable to Up-Front and Milestone Payments

We record non-refundable, up-front payments under the Astellas Collaboration Agreement and former collaboration agreement with Pfizer as deferred revenue and recognize these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period. We recognize as revenue milestone payments earned by us under the Astellas Collaboration Agreement in their entirety in the period in which the underlying milestone event is achieved, except that any milestone payments that (a) are related to the performance of our deliverables under the Astellas Collaboration Agreement, (b) are triggered by events that occur during the performance period under the Astellas Collaboration Agreement, and (c) do not constitute substantive milestone payments, which we record as deferred revenue and recognize as collaboration revenue on a straight-line basis over the expected performance period.

Under our license agreement with UCLA, we are required to pay UCLA ten percent of all Sublicensing Income, as defined in the agreement, which we earn under the Astellas Collaboration Agreement. Amounts payable to UCLA are recorded in either SG&A or R&D depending on the nature of the milestone event achieved (e.g., development milestones or sales milestones). In ongoing litigation with UCLA initiated by us, UCLA has alleged in a cross-complaint that sales milestone payments that we are eligible to earn under the Astellas Collaboration Agreement constitute Sublicensing Income under the license agreement with UCLA. We have earned $25.0 million of sales milestone payments as of December 31, 2013. We dispute this allegation and appealed the Court’s judgment in the cross-complaint in favor of Regents on February 13, 2014, along with other matters in the litigation unrelated to the cross-complaint. For more information about this litigation see Part I, Item 3, “Legal Proceedings.”

Collaboration revenue attributable to up-front and milestone payments was as follows:

	Years ended December 31,
	2013	2012	2011
Collaboration revenue attributable to up-front and milestone payments:
From Astellas	$70,396	$73,914	$24,374
From Pfizer	—	72,030	36,015

Total	$70,396	$145,944	$60,389

Collaboration revenue attributable to up-front and milestone payments from Astellas for the year ended December 31, 2013, was $70.4 million, a decrease of $3.5 million, or 5%, as compared to the prior year. The difference was due primarily to a change in our estimated performance period under the Astellas Collaboration Agreement. At December 31, 2013, we estimated that our performance obligations would be completed in the fourth quarter of 2014. During the year ended December 31, 2013, we earned $20.0 million and $25.0 million of development milestone payments and sales milestone payments, respectively, under the Astellas Collaboration Agreement.

Collaboration revenue attributable to up-front and milestone payments from Astellas for the year ended December 31, 2012, was $73.9 million, an increase of $49.5 million, or 203%, as compared to the prior year. The increase was primarily attributable to the $45.0 million of development milestone payments we earned under the Astellas Collaboration Agreement in 2012.

Collaboration revenue attributable to up-front and milestone payments from Pfizer for the year ended December 31, 2012 was $72.0 million, an increase of $36.0 million, or 100%, as compared to the prior year. The increase resulted from the accelerated recognition of the remaining unamortized portion of the up-front payment received under the former collaboration agreement with Pfizer, due to the termination of the agreement in January 2012. Amortization of the full Pfizer up-front payment was completed upon completion of our performance obligations in the third quarter of 2012.

Deferred revenue under the Astellas Collaboration Agreement consisted of the following:

	December 31,
	2013	2012
Current	$16,931	$33,862
Long-term	—	8,465

Total	$16,931	$42,327

Research and Development Expenses

Research and development, or R&D, expenses were as follows (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Research and development expenses	$118,952	$95,628	$73,432
Percentage change	24%	30%

R&D expenses increased by $23.3 million, or 24%, to $119.0 million for the year ended December 31, 2013, from $95.6 million for the year ended December 31, 2012. The increase was primarily due to a $12.9 million increase in third party clinical and preclinical development costs and a $12.3 million increase in personnel costs resulting from higher staffing levels, partially offset by a $4.5 million decrease in development milestone payments to UCLA.

R&D expenses increased by $22.2 million, or 30%, to $95.6 million for the year ended December 31, 2012, from $73.4 million for the year ended December 31, 2011. The increase was primarily due to a $9.2 million increase in personnel costs resulting from higher staffing levels, a $6.2 million increase in development milestone-related payments to UCLA, and a $4.5 million increase in third party clinical and preclinical development costs.

R&D expenses represented 40%, 46%, and 71% of total operating expenses for the years ended December 31, 2013, 2012, and 2011, respectively. R&D headcount increased to 166 full-time employees at December 31, 2013 from 100 full-time employees at December 31, 2012. We expect R&D headcount to increase further to approximately 266 full-time employees at December 31, 2014, due largely to expanded clinical trial activity on our XTANDI (enzalutamide) program for both prostate and breast cancer, and the build-out and staffing of our new research facility in San Francisco, California in support of our early-stage programs.

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

	Years Ended December 31,
	2013	2012	2011
Development cost-sharing payments from Astellas	$46,594	$47,473	$44,285
Development cost-sharing payments from Pfizer	—	1,740	12,365

Total	$46,594	$49,213	$56,650

We are currently engaged in two major R&D programs: the development of enzalutamide for the treatment of prostate and breast cancer and multiple early-stage programs. We were formerly engaged in a third major R&D program, the development of dimebon for the treatment of Alzheimer’s disease and Huntington disease, which was discontinued in 2012. R&D costs are identified as either directly allocable to one of our R&D programs or an indirect cost, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical and preclinical study costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, upfront and development milestone payments under license agreements, personnel costs (including both cash costs and non-cash stock-based compensation costs), contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs and other administrative and support costs. The following table summarizes the direct costs attributable to each program and the total indirect costs:

	Years Ended December 31,
	2013	2012	2011
Direct costs:
Our XTANDI (enzalutamide) program	$73,076	$67,086	$42,335
Our early-stage programs	36,140	19,190	14,088
Our former dimebon program(1)	—	2,164	12,116

Total direct costs	109,216	88,440	68,539
Indirect costs	9,736	7,188	4,893

Total	$118,952	$95,628	$73,432

(1)	We and Pfizer discontinued development of dimebon for all indications in January 2012, and completed the wind-down of each of our respective remaining collaboration activities in the third quarter of 2012.

Our R&D programs may be subject to change from time to time as we evaluate our priorities and available resources.

To obtain necessary marketing approvals, we need to establish to the satisfaction of the applicable regulatory authorities in the United States, Europe and other relevant regions that a product candidate is both safe and effective for each of its intended indications. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain marketing approvals is expensive, uncertain and takes many years. We are not able to reasonably estimate the time or cost required in obtaining such marketing approvals, and failure to receive the necessary marketing approvals would prevent us from commercializing the product candidates affected, for either some or all of the indications for which they are being developed. The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a corporate partner or independently. For example, XTANDI may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and our partner, Astellas, will pursue. The decision to pursue marketing approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our prior and ongoing clinical and non-clinical studies and both our and our partners’ willingness to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain marketing approval for each pursued indication is subject to the input of the applicable regulatory authorities; we have not yet sought such input for all potential indications that we and our collaboration partner may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting marketing approval based on new data generated by us or other companies, or for other reasons outside of our control. Moreover, we or our current or potential future collaboration partners may decide to discontinue development of any development project at any time for regulatory, commercial, scientific or other reasons.

For a detailed discussion of the risks and uncertainties associated with the timing and cost of completing a product development plan, see Part I, Item 1A, “Risk Factors—Risks Related to Our Future Product Development Candidates” of this Annual Report.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were as follows (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Selling, general and administrative expenses	$176,231	$112,282	$29,887
Percentage change	57%	276%

SG&A expenses increased by $63.9 million, or 57%, to $176.2 million for the year ended December 31, 2013 from $112.3 million for the year ended December 31, 2012. The increase was primarily due to a $26.0 million increase in third-party sales and marketing expenses to support the U.S. commercial launch of XTANDI for post-chemotherapy mCRPC patients, a $19.1 million increase in personnel costs resulting from higher staffing levels to support the U.S. commercial launch of XTANDI, a $5.2 million increase in legal fees relating primarily to our litigation against UCLA, one of its professors and Johnson & Johnson, $4.7 million of royalty expense to UCLA on net sales of XTANDI, and a $2.5 million accrued payment to UCLA, representing ten percent of the $25.0 million sales milestone payment that we earned from Astellas during 2013. We are currently in litigation with the Regents. On January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which we appealed on February 13, 2014 along with other matters in the litigation unrelated to the cross-complaint. Additional information regarding the litigation is included in Part I, Item 3, “Legal Proceedings.”

SG&A expenses increased by $82.4 million, or 276%, to $112.3 million for the year ended December 31, 2012, from $29.9 million for the year ended December 31, 2011. The increase was primarily due to a $39.9 million increase in personnel costs resulting from higher staffing levels to support the U.S. commercial launch of XTANDI for post-chemotherapy mCRPC patients, a $25.8 million increase in third-party sales and marketing expenses to support the U.S. commercial launch of XTANDI, a $7.7 million increase in legal fees relating primarily to our litigation against UCLA, one of its professors and Aragon (subsequently acquired by Johnson & Johnson in 2013), a $4.5 million increase in facilities-related expenses for our new corporate and commercial headquarters and $1.4 million of royalty expense to UCLA on net sales of XTANDI.

SG&A expenses represented 60%, 54%, and 29% of total operating expenses for the years ended December 31, 2013, 2012, and 2011, respectively. SG&A headcount increased to 204 full-time employees at December 31, 2013 from 157 full-time employees at December 31, 2012. We expect SG&A headcount to increase further to approximately 301 full-time employees at December 31, 2014, due largely to increased commercial staffing in connection with the anticipated U.S. launch of XTANDI in pre-chemotherapy mCRPC and increased general and administrative staffing in support of our expanded research, development, and commercial activities.

Under our collaboration with Astellas, we are responsible for fifty percent of the cost of goods sold and the royalty payable to UCLA on U.S. net sales of XTANDI. Our share of these items is included in SG&A in our consolidated statements of operations. As such, those components of our reported SG&A will fluctuate in correlation with net sales of XTANDI in the U.S.

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

	Years Ended December 31,
	2013	2012	2011
Commercialization cost-sharing payments to Astellas	$(11,973)	$(3,437)	$(472)
Commercialization cost-sharing payments from Pfizer	—	9	32

Total	$(11,973)	$(3,428)	$(440)

Other Income (Expense), net

The components of other income (expense), net are included in the following table:

	Years Ended December 31,
	2013	2012	2011
Other income (expense), net:
Coupon interest expense on Convertible Notes	$(6,793)	$(5,322)	$—
Non-cash amortization of debt discount and issuance costs on Convertible Notes	(13,456)	(9,663)	—
Interest income	193	229	94
Other expense, net	(201)	(280)	(336)

Total	$(20,257)	$(15,036)	$(242)

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

Income Tax (Expense) Benefit

Income tax (expense) benefit and the effective income tax rate were as follows (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Income tax (expense) benefit	$(115)	$(7)	$4,331
Effective income tax rate	(0.3%)	(0.0%)	10.0%

Income tax expense for the years ended December 31, 2013 and 2012 was not significant, due to our net losses for these years.

Income tax benefit for the year ended December 31, 2011 was $4.3 million. The income tax benefit was due primarily to the ability to carry back our 2011 net loss to the prior two tax years.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Access to Capital

We have incurred cumulative net losses of $334.2 million since inception through December 31, 2013, and may incur additional losses in the future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and our early-stage programs, potential business development activities, and our corporate overhead costs. Our operating losses have had, and any future operating losses that we may incur will have, an adverse impact on our working capital, total assets, and stockholders’ equity. We and our collaboration partner Astellas commenced commercial sales of XTANDI in the United States for the treatment of post-chemotherapy mCRPC patients on September 13, 2012. XTANDI’s sales and profit potential is unproven. We did not generate any collaboration revenue attributable to U.S. XTANDI sales until the third quarter of 2012 and we did not generate any collaboration revenue attributable to ex-U.S. XTANDI sales until the second quarter of 2013. We do not know when, or if, XTANDI will achieve significant sales in the countries in which it has been approved for marketing, or marketing approval in any new countries or for any new indication(s), or if any of our early-stage programs will result in approved products. We may never achieve profitability and even if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis. We have funded our operations primarily through public offerings of our common stock, the issuance of our Convertible Notes, from the up-front, milestone and cost-sharing payments under the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer and, subsequent to September 13, 2012, collaboration revenue attributable to XTANDI sales. As of December 31, 2013, we had earned a total of $78.0 million in development milestone payments and $25.0 million in sales milestone payments under the Astellas Collaboration Agreement, and remained eligible to earn an additional $257.0 million in development milestone payments and $295.0 million in sales milestone payments under the Astellas Collaboration Agreement.

At December 31, 2013, our cash and cash equivalents were $228.8 million. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We invest our cash equivalents in highly liquid money market accounts and our short-term investments in highly liquid U.S. Treasury securities. Based on our current expectations, we believe our capital resources at December 31, 2013 combined with our anticipated future cash flows will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of XTANDI, potential XTANDI approvals in new markets and for other indications, potential receipt of profit-sharing, royalty and milestone payments under our Astellas Collaboration Agreement and the level of operating expenses we will incur, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for enzalutamide and other existing or potential future product candidates, to license or acquire additional products, product candidates or companies, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital at any time should we conclude that such capital is available on terms that we consider to be in the best interests of our company and our stockholders. We may seek to raise additional funds through public or private financing or other arrangements, as our development programs, business development activities, or other operations may require. Our ability to raise additional funds on acceptable terms will be dependent on the climate of worldwide capital markets, which could be challenging. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our interest expense, leverage and operating and financial costs. Our failure to raise capital when needed may harm our business and operating results.

For a detailed discussion of the risks and uncertainties associated with our sources of liquidity and access to capital, see Part I, Item 1A, “Risk Factors—Risks Related to the Operation of Our Business.”

Cash Flow Analysis

The following table summarizes our cash flows for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$(68,209)	$(102,720)	$(76,115)
Investing activities	216,826	(166,926)	19,841
Financing activities	8,870	270,811	18,693

Net change in cash and cash equivalents	$157,487	$1,165	$(37,581)

Operating Activities

Net cash used in operating activities totaled $68.2 million in 2013, which consisted of negative changes in our operating assets and liabilities of $54.2 million and our net loss of $42.6 million, partially offset by non-cash items of $28.6 million. Non-cash items consisted primarily of non-cash stock-based compensation expense of $37.1 million, non-cash interest expense on the Convertible Notes of $13.5 million and depreciation expense on property and equipment of $3.4 million, partially offset by non-cash amortization of deferred revenue of $25.4 million. The negative cash flow from changes in operating assets and liabilities of $54.2 million arose in the ordinary course of business.

Net cash used in operating activities totaled $102.7 million in 2012, which consisted of non-cash items of $66.0 million and our net loss of $41.3 million, partially offset by positive changes in operating assets and liabilities of $4.6 million. Non-cash items consisted primarily of non-cash amortization of deferred revenue of $100.9 million, partially offset by non-cash stock-based compensation expense of $23.7 million, non-cash interest expense on the Convertible Notes of $9.7 million, and depreciation expense on our property and equipment of $1.6 million. The positive cash flow from changes in operating assets and liabilities of $4.6 million arose in the ordinary course of business.

Net cash used in operating activities totaled $76.1 million in 2011, which consisted of non-cash items of $46.1 million and our net loss of $38.8 million, partially offset by positive changes in operating assets and liabilities of $8.8 million. Non-cash items consisted primarily of non-cash amortization of deferred revenue of $60.4 million, partially offset by non-cash stock-based compensation expense of $13.9 million. The positive cash flow from changes in operating assets and liabilities of $8.8 million arose in the ordinary course of business.

Investing Activities

Net cash provided by investing activities totaled $216.8 million in 2013, consisting of net maturities of short-term investments of $225.0 million, partially offset by $7.5 million of capital expenditures and an increase of $0.7 million in letters of credit collateralized by restricted cash to secure operating leases. The increase in capital expenditures in 2013 as compared to 2012 was primarily attributable to leasehold improvements related to the expansion of our corporate headquarters.

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

Net cash provided by investing activities totaled $19.8 million in 2011, consisting primarily of net maturities of short-term investments of $25.1 million partially offset by an increase of $5.1 million in letters of credit collateralized by restricted cash to secure a letter of credit for our new corporate headquarters.

Financing Activities

Net cash provided by financing activities totaled $8.9 million in 2013 and consisted entirely of proceeds from the issuance of common stock under the Medivation Equity Incentive Plan.

Net cash provided by financing activities totaled $270.8 million in 2012, consisting of net proceeds of $251.0 million from the issuance of the Convertible Notes and $22.0 million in proceeds from the issuance of common stock under the Medivation Equity Incentive Plan, partially offset by $1.6 million in tax withholdings related to net share settlements of performance share awards and $0.6 million in issuance costs related to the Convertible Notes.

Net cash provided by financing activities totaled $18.7 million in 2011, consisting of $15.7 million in proceeds from the issuance of common stock under the Medivation Equity Incentive Plan and $3.0 million in net proceeds received in settlement of a short swing profit liability incurred by an unaffiliated stockholder.

Commitments and Contingencies

At December 31, 2013, our future minimum contractual commitments were as follows:

	Payment due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible Notes(1)	$282,523	$6,792	$13,585	$262,146	$—
Lease obligations(2)	62,604	6,146	17,402	18,163	20,893
Other(3)	2,500	2,500	—	—	—

Total	$347,627	$15,438	$30,987	$280,309	$20,893

(1)	The amounts include future cash interest payments payable semi-annually in arrears on April 1 and October 1 of each year. The amounts also include payment of the Convertible Notes face amount in full upon maturity on April 1, 2017.

(2)	The amounts represent the future minimum lease payments under our leases at December 31, 2013, and do not reflect contractually specified operating expense escalations for future periods.
(3)	The amount represents a payment made to UCLA in the first quarter of 2014. Additional information regarding this payment is included below.

Convertible Senior Notes Due 2017

On March 19, 2012, we completed the sale of $258.8 million aggregate principal amount of Convertible Notes. The Convertible Notes are governed by an indenture, dated as of March 19, 2012 between us and Wells Fargo Bank, National Association as Trustee, as supplemented by the first supplemental indenture dated as of March 19, 2012, or the Indenture. The Convertible Notes bear interest at a rate of 2.625% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2012. The Convertible Notes mature on April 1, 2017, unless otherwise converted, redeemed or repurchased in accordance with their terms. The Convertible Notes are general senior unsecured obligations and rank (1) senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the Convertible Notes, (2) equal in right of payment to any of our future indebtedness and other liabilities that are not so subordinated, (3) junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and (4) structurally junior to all future indebtedness incurred by our subsidiaries and their other liabilities (including trade payables).

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

Holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding January 1, 2017 only upon the occurrence of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then-current conversion rate; (3) upon the occurrence of specified corporate events; or (4) if we call any Convertible Notes for redemption, at any time until the close of business on the second business day preceding the redemption date. On or after January 1, 2017 until the close of business on the second business day immediately preceding the stated maturity date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances. At December 31, 2013, the Convertible Notes were not convertible.

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

Lease Obligations

We lease approximately 98,000 square feet of office space located at 525 Market Street, San Francisco, California, which serves as our corporate headquarters and 15,000 square feet of office space located in Oakbrook Terrace, Illinois, which serves as our commercial headquarters. In addition, we lease approximately 52,000 square feet of laboratory space in San Francisco, California. Additional information regarding our leases is included in Note 12, “Commitments and Contingencies,” to our audited consolidated financial statements included elsewhere in this Annual Report.

Potential Obligations Not Included in the Table Above

In addition to the contractual obligations disclosed in the table above, we have other potential obligations for which the timing and the extent of future payments are not known. We have described these potential obligations in the following paragraphs.

License Agreement with UCLA

Under our license agreement with UCLA, we may be required to make various future payments including (a) ten percent of all Sublicensing Income, as defined in the agreement, and (b) a four percent royalty on sales of products falling within the scope of the patent rights licensed from UCLA. Under the terms of our Astellas Collaboration Agreement, we share this royalty obligation with Astellas 50/50 with respect to sales in the United States, and Astellas is responsible for this entire royalty obligation with respect to sales outside of the United States. In ongoing litigation initiated by us, UCLA filed a cross-complaint alleging that we are required to pay it ten percent of the $320.0 million in sales milestone payments that we are eligible to earn under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the Astellas Collaboration Agreement. As of December 31, 2013, we have earned $25.0 million in sales milestone payments under the Astellas Collaboration Agreement. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in favor of Regents, which we appealed on February 13, 2014 along with other matters in the litigation unrelated to the cross-complaint. We accrued a $2.5 million payment to UCLA in our consolidated statements of operations for the year ended December 31, 2013. This amount, which is included in the table above, was paid to UCLA during the first quarter of 2014. Other future potential payments to UCLA are not included in the contractual obligations table above because they are all contingent on various future events that may or not materialize.

Commitments Related to Our Collaboration Agreement with Astellas

Under the Astellas Collaboration Agreement, we share with Astellas certain development and commercialization costs. The actual amounts that we pay Astellas or that Astellas pays us will depend on numerous factors, some of which are outside of our control and some of which are contingent upon the success of certain development and commercialization activities. Future development and commercialization payments to Astellas are not included in the table above as the timing and amounts of such payments are not determinable.

Clinical Trials

As of December 31, 2013, we have several on-going studies in various clinical trial stages. Under agreements with various clinical research organizations, or CROs, and clinical trial sites, we incur expenses related to clinical trials of enzalutamide and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Although our material contracts with CROs are cancellable, we have historically not cancelled such contracts.

Unrecognized Tax Benefits

At December 31, 2013, we had $6.0 million of gross unrecognized tax benefits, excluding interest, of which approximately $0.6 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. The ultimate resolution of our uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof, and other factors. Although we do not anticipate significant changes to our uncertain income tax positions in the next 12 months, items outside of our control could cause our uncertain income tax positions to change in the future. Such amounts have been included on our consolidated balance sheet at December 31, 2013, but have not been included in the table above.

OFF-BALANCE SHEET ARRANGEMENTS

We are involved in a variable interest entity, or VIE, but have not consolidated this entity because we do not have the power to direct the activities that most significantly impact the VIE’s economic performance and thus we are not considered the primary beneficiary of the VIE.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Our exposure to market risk has been limited. We currently do not use derivative financial instruments to hedge our market risk exposures. Our investment policy emphasizes liquidity and the preservation of capital over other portfolio considerations. There were no material changes to our market risk from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Interest Rate Risk

Our cash equivalents and short-term investments are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds the carrying value of our cash equivalents approximate their fair value at December 31, 2013. Due to the short-term, highly liquid nature of our investments, we do not believe that we are subject to any material market risk exposure related to interest rates.

On March 19, 2012, we completed the sale of $258.8 million aggregate principal amount of the Convertible Notes. The Convertible Notes bear interest at a fixed rate of 2.625% per annum, and as such, we are not exposed to changes in interest rates on the Convertible Notes.

Foreign Currency Exchange Risk

We currently do not have any material exposures to foreign currency exchange rate fluctuations as we operate primarily in the United States. Although we conduct some R&D activities with vendors outside of the United States, most of our transactions are denominated in U.S. dollars. However, certain of our ex-U.S. clinical development activities are pursuant to contracts denominated in foreign currencies. Foreign exchange gains and losses for the years ended December 31, 2013, 2012, and 2011 were not significant.

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI sales and pays us a tiered royalty ranging from the low teens to the low twenties on ex-U.S. XTANDI sales. The royalties we receive from Astellas on net sales of XTANDI outside of the United States are calculated by converting the respective countries’ XTANDI net sales in local currency to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. As a result, fluctuations in the value of the U.S. dollar against foreign currencies will impact collaboration revenues attributable to ex-U.S. XTANDI sales and our earnings (loss). There were no ex-U.S. XTANDI sales until the second quarter of 2013, and the amount of the ex-U.S. XTANDI sales have not been material to date. Therefore, the financial impact of fluctuations in the value of the U.S. dollar against foreign currencies was not significant during the periods presented.

Equity Price Risk

The trading price volatility of our common stock impacts the non-cash compensation expense related to our stock-based compensation plan and the ESPP. Further information is presented in Note 8, “Stockholders Equity,” to our audited consolidated financial statements included elsewhere in this Annual Report.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework (1992 Framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

The information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our Proxy Statement for the 2014 Annual Meeting of Stockholders. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our Proxy Statement for the 2014 Annual Meeting of Stockholders. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

MEDIVATION, INC.

/S/ C. PATRICK MACHADO
C. Patrick Machado Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 27, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jennifer J. Rhodes, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ DAVID T. HUNG, M.D. David T. Hung, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014

/S/ C. PATRICK MACHADO C. Patrick Machado	Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2014

/S/ DANIEL D. ADAMS Daniel D. Adams	Director	February 27, 2014

/S/ KIM D. BLICKENSTAFF Kim D. Blickenstaff	Director	February 25, 2014

/S/ KATHRYN E. FALBERG Kathryn E. Falberg	Director	February 25, 2014

/S/ DAWN SVORONOS Dawn Svoronos	Director	February 26, 2014

/S/ W. ANTHONY VERNON W. Anthony Vernon	Director	February 26, 2014

/S/ WENDY L. YARNO Wendy L. Yarno	Director	February 25, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Medivation, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Medivation, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 27, 2014

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$228,788	$71,301
Short-term investments	—	224,939
Receivable from collaboration partner	107,210	35,458
Restricted cash	—	343
Prepaid expenses and other current assets	17,981	12,175

Total current assets	353,979	344,216
Property and equipment, net	17,035	13,262
Restricted cash, net of current	9,899	8,843
Other non-current assets	11,737	5,545

Total assets	$392,650	$371,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$78,758	$51,024
Deferred revenue	16,931	33,862

Total current liabilities	95,689	84,886
Convertible Notes, net of unamortized discount of $50,336 and $62,743 at December 31, 2013 and 2012, respectively	208,414	196,007
Deferred revenue, net of current	—	8,465
Other non-current liabilities	11,600	8,863

Total liabilities	315,703	298,221
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 170,000,000 shares authorized; 75,803,020 and 74,774,939 shares issued and outstanding at December 31, 2013 and 2012, respectively	758	748
Additional paid-in capital	410,350	364,412
Accumulated other comprehensive income	—	33
Accumulated deficit	(334,161)	(291,548)

Total stockholders’ equity	76,947	73,645

Total liabilities and stockholders’ equity	$392,650	$371,866

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
Collaboration revenue	$272,942	$181,696	$60,389
Operating expenses:
Research and development expenses	118,952	95,628	73,432
Selling, general and administrative expenses	176,231	112,282	29,887

Total operating expenses	295,183	207,910	103,319

Loss from operations	(22,241)	(26,214)	(42,930)
Other income (expense), net:
Interest expense	(20,249)	(14,985)	—
Interest income	193	229	94
Other expense, net	(201)	(280)	(336)

Total other income (expense), net	(20,257)	(15,036)	(242)

Net loss before income tax (expense) benefit	(42,498)	(41,250)	(43,172)
Income tax (expense) benefit	(115)	(7)	4,331

Net loss	$(42,613)	$(41,257)	$(38,841)

Basic and diluted net loss per common share	$(0.57)	$(0.56)	$(0.56)

Weighted-average common shares used in the calculation of basic and diluted net loss per common share	75,165	73,480	69,921

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years ended December 31,
	2013	2012	2011
Net loss	$(42,613)	$(41,257)	$(38,841)
Other comprehensive (loss) income:
Change in unrealized gain on available-for-sale securities, net	(33)	20	11

Other comprehensive (loss) income, net	(33)	20	11

Comprehensive loss	$(42,646)	$(41,237)	$(38,830)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(42,613)	$(41,257)	$(38,841)
Adjustments for non-cash operating items:
Amortization of deferred revenue	(25,396)	(100,944)	(60,389)
Stock-based compensation	37,078	23,678	13,885
Amortization of debt discount and debt issuance costs	13,456	9,663	—
Depreciation on property and equipment	3,449	1,614	430
Accretion of discount on securities	(168)	(166)	(65)
Loss on disposal of equipment	158	80	—
Changes in operating assets and liabilities:
Receivables from collaboration partners	(71,752)	(22,913)	8,643
Prepaid expenses and other current assets	(3,953)	(1,114)	(1,945)
Other non-current assets	(7,353)	(581)	166
Accounts payable, accrued expenses and other current liabilities	27,889	19,312	(214)
Interest payable	—	1,698	—
Deferred revenue	—	—	3,000
Other non-current liabilities	996	8,210	(785)

Net cash used in operating activities	(68,209)	(102,720)	(76,115)

Cash flows from investing activities:
Purchases of short-term investments	(144,926)	(424,757)	(74,956)
Maturities of short-term investments	370,000	275,000	100,075
Purchases of property and equipment	(7,535)	(13,972)	(132)
Change in restricted cash	(713)	(3,197)	(5,146)

Net cash provided by (used in) investing activities	216,826	(166,926)	19,841

Cash flows from financing activities:
Proceeds from issuance of common stock under Medivation Equity Incentive Plan	8,870	22,046	15,734
Proceeds from issuance of Convertible Notes, net	—	250,987	—
Financing transaction costs	—	(614)	—
Tax withholdings related to net share settlement of performance share awards	—	(1,608)	—
Net proceeds from stockholder securities law settlement	—	—	2,959

Net cash provided by financing activities	8,870	270,811	18,693

Net increase (decrease) in cash and cash equivalents	157,487	1,165	(37,581)
Cash and cash equivalents at beginning of year	71,301	70,136	107,717

Cash and cash equivalents at end of year	$228,788	$71,301	$70,136

Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$6,792	$3,623	$—
Income taxes, net of refunds	$(127)	$23	$5,358
Non-cash investing and financing activities:
Property and equipment expenditures incurred but not yet paid	$99	$254	$154
Stock appreciation rights—reclassification from current liabilities to stockholders’ equity	$—	$110	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2011	69,147,658	$691	$218,441	$2	$(211,450)	$7,684
Common stock issued under Medivation Equity Incentive Plan	2,316,018	23	15,711	—	—	15,734
Stock-based compensation expense	—	—	13,774	—	—	13,774
Net proceeds from stockholder securities law settlement	—	—	2,959	—	—	2,959
Change in comprehensive income	—	—	—	11	—	11
Net loss	—	—	—	—	(38,841)	(38,841)

Balances at December 31, 2011	71,463,676	714	250,885	13	(250,291)	1,321
Common stock issued under Medivation Equity Incentive Plan, net of shares withheld for employee taxes	3,311,263	34	20,404	—	—	20,438
Stock-based compensation expense	—	—	23,678	—	—	23,678
Equity component of Convertible Notes, net of issuance costs	—	—	69,335	—	—	69,335
Stock appreciation rights—reclassification from current liabilities to stockholders’ equity	—	—	110	—	—	110
Change in comprehensive income	—	—	—	20	—	20
Net loss	—	—	—	—	(41,257)	(41,257)

Balances at December 31, 2012	74,774,939	748	364,412	33	(291,548)	73,645
Common stock issued under Medivation Equity Incentive Plan	1,002,609	10	8,860	—	—	8,870
Common stock issued for warrant exercises, net of shares withheld for exercise price	25,472	—	—	—	—	—
Stock-based compensation expense	—	—	37,078	—	—	37,078
Change in comprehensive income	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(42,613)	(42,613)

Balances at December 31, 2013	75,803,020	$758	$410,350	$—	$(334,161)	$76,947

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 1. DESCRIPTION OF BUSINESS

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

The Company’s most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which is partnered with Astellas Pharma Inc., or Astellas. The Company in-licensed the intellectual property rights covering XTANDI in 2005, began its first clinical trial in 2007, entered into a collaboration agreement with Astellas in 2009, reported positive Phase 3 overall survival data in 2011 in patients with metastatic castration-resistant prostate cancer, or mCRPC, who have previously received docetaxel, or post-chemotherapy mCRPC patients, and on August 31, 2012, received marketing approval from the U.S. Food and Drug Administration, or FDA, for the treatment of post-chemotherapy mCRPC patients. The Company and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. On June 24, 2013, the Company announced that XTANDI was granted marketing authorization in the European Union, or EU, for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. XTANDI is approved in more than 35 countries for the post-docetaxel indication and marketing applications for this indication are under review in Japan and multiple other countries worldwide.

In a late-breaking oral presentation at the American Society of Clinical Oncology 2014 Genitourinary Cancers Symposium (ASCO GU) in January 2014, investigators reported positive final results from the Company’s global Phase 3 PREVAIL trial of enzalutamide in more than 1,700 men with metastatic prostate cancer that had progressed despite androgen deprivation therapy and who have not yet received chemotherapy, or pre-chemotherapy mCRPC. The PREVAIL study achieved positive results on both of its co-primary endpoints, thereby becoming the first study to demonstrate both a statistically significant reduction in risk of death and a statistically significant increase in time to cancer progression in pre-chemotherapy mCRPC patients who had few if any symptoms. The PREVAIL study also achieved highly statistically significant results on all of its pre-specified secondary endpoints. Together with Astellas, the Company is also conducting multiple trials of enzalutamide in earlier prostate cancer disease states and in patients with breast cancer.

In addition, the Company is investing in a number of early-stage programs, including programs currently in the discovery stage and programs in the pre-clinical development stage. These early stage programs are unpartnered.

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

The Company has funded its operations primarily through public offerings of its common stock, the issuance of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, from up-front, milestone and cost-sharing payments under its collaboration agreement with Astellas, or the Astellas Collaboration Agreement, and its former collaboration agreement with Pfizer and, subsequent to September 13, 2012, from collaboration revenue attributable to XTANDI sales. As of December 31, 2013, the Company had earned a total of $78.0 million in development milestone payments and $25.0 million in sales milestone payments under the Astellas Collaboration Agreement, and remained eligible to earn an additional $257.0 million in development milestone payments and $295.0 million in sales milestone payments under that agreement. The Company has incurred cumulative net losses of $334.2 million through December 31, 2013, and may incur additional losses in the future as it continues to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and the Company’s early-stage programs, potential business development activities, and its corporate overhead costs. The Company does not know when, or if, it will become profitable, or whether XTANDI will achieve significant sales in the countries in which it has been approved for marketing, or marketing approval in any new countries or for any new indication(s), or if any of the Company’s early-stage programs will result in approved products.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

All tabular disclosures of dollar and share amounts are presented in thousands unless otherwise indicated. All per share amounts are presented at their actual amounts. The number of shares issuable under the Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, and the Medivation, Inc. 2013 Employee Stock Purchase Plan, or ESPP, disclosed in Note 8, “Stockholders’ Equity,” are presented at their actual amounts. Amounts presented herein may not calculate or sum precisely due to rounding.

Certain prior period amounts have been reclassified to conform to the current year presentation. There was no effect on net loss or equity related to these reclassifications.

(b) Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires that management make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Although management believes that these estimates are reasonable, actual future results could differ materially from those estimates. In addition, had different estimates and assumptions been used, the consolidated financial statements could have differed materially from what is presented.

Estimates and assumptions used by management principally relate to: revenue recognition, including estimates of the various deductions from gross sales used to calculate net sales of XTANDI, reliance on third-party information, and the estimated performance periods of the Company’s deliverables under the Astellas

Collaboration Agreement and its former collaboration agreement with Pfizer; services performed by third parties but not yet invoiced; the fair value and forfeiture rates of equity awards under the Medivation Equity Incentive Plan and the ESPP; the probability of attaining the performance objectives of performance share awards; the probability and potential magnitude of contingent liabilities; Convertible Notes, including the Company’s estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component; determination of whether the Company is the primary beneficiary of any VIEs; determination of whether leases are operating or capital; and deferred income taxes, income tax provisions and accruals for uncertain income tax positions.

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

Information regarding shares and amount of common stock, additional paid-in-capital, and net (loss) income per common share for all periods presented reflects the two-for-one forward split of the Company’s common stock. The number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards was proportionally increased, and the exercise price per share thereof was proportionally decreased, in accordance with the terms of the Medivation Equity Incentive Plan. Following the completion of the two-for-one forward stock split, the conversion rate of the Company’s Convertible Notes was adjusted to 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock.

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

(f) Restricted Cash

Restricted cash represents certificates of deposit held in the Company’s name with a major financial institution to secure the Company’s contingent obligations under irrevocable letters of credit issued to certain of its lessors.

(g) Fair Value of Financial Instruments

The estimated fair value of the Company’s cash equivalents and short-term investments is based on quoted market prices. The estimated fair value of the Company’s Convertible Notes is based on recent trading prices of the Convertible Notes. Other financial instruments, including bank deposits, receivable from collaboration partner, accounts payable, accrued expenses, and other current liabilities are carried at cost, which the Company believes approximates fair value because of the short-term maturities of these instruments.

(h) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, short-term investments and receivable from collaboration partner. The Company’s current investment policy is to invest only in (a) debt securities issued by, or backed by the full faith and credit of, the U.S. government, (b) repurchase agreements that are fully collateralized by such debt securities, and (c) money market funds invested exclusively in the types of securities described in (a) and (b) above. Given this investment policy, the Company does not believe its exposure to credit risk with respect to the issuers of the securities in which it invests is material, and accordingly has no formal policy for mitigating such risk. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with one major financial institution in the United States. Deposits in this financial institution may exceed the amount of insurance provided on such deposits.

(i) Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Repairs and maintenance costs are expensed in the period incurred. Property and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Estimated Useful Life
Furniture and fixtures	3-5 years
Computer equipment and software	3-5 years
Laboratory equipment	5 years

Leasehold improvements are amortized over their estimated useful life or the related lease term, whichever is shorter.

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

(k) Leases

At the inception of a lease, the Company evaluates the lease agreement to determine whether the lease is an operating or a capital lease using the criteria in ASC 840, “Leases.” For operating leases, the Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred liability. Where lease agreements contain rent escalation clauses, rent abatements and/or concessions, such as rent holidays and tenant improvement allowances, the Company applies them in the determination of straight-line expense over the lease term. Capital leases are recorded as an asset within property and equipment, net and as an obligation at an amount equal to the present value of the minimum lease payments during the lease term. The asset is generally amortized over its estimated useful life or the related lease term, whichever is shorter. Lease payments under capital leases are recognized as a reduction of the capital lease obligation and interest expense.

Certain lease agreements also require the Company to make additional payments for taxes, insurance, and other operating expenses incurred during the lease period, which are expensed as incurred.

(l) Litigation

The Company is party to legal proceedings, investigations, and claims in the ordinary course of its business. The Company records accruals for outstanding legal matters when it believes that it is both probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made. In addition, in accordance with the relevant authoritative guidance, for matters for which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Gain contingencies, if any, are recorded as a reduction of expense when they are realized.

(m) Collaboration Agreement Payments

The Company accounts for the various payment flows under its collaboration agreement with Astellas and its former collaboration agreement with Pfizer in a consistent manner, as follows:

Estimated Performance Periods

Both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer contain multiple elements and deliverables, and required evaluation pursuant to ASC 605-25, “Revenue Recognition—Multiple-Element Arrangements.” The Company evaluated the facts and circumstances of the collaboration agreements to determine whether it had obligations constituting deliverables under ASC 605-25. The Company concluded that it had multiple deliverables under both collaboration agreements, including deliverables relating to grants of technology licenses, and performance of manufacturing, regulatory and clinical development activities in the United States. In the case of the Astellas Collaboration Agreement, the period in which the Company performs its deliverables began in the fourth quarter of 2009 and at December 31, 2013, management estimated that it would be completed in the fourth quarter of 2014. In the case of the former collaboration agreement with Pfizer, the period in which the Company performed its deliverables began in the fourth quarter of 2008 and concluded in the third quarter of 2012 upon completion of the Company’s performance obligations. The Company also concluded that its deliverables under each collaboration agreement should be accounted for as a single unit of accounting under ASC 605-25.

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

The former category of milestone payments consists of those triggered by development and regulatory activities in the United States and by the acceptance for review of marketing applications in Europe and Japan. Management concluded that each of these payments, with one exception, constitute substantive milestone payments. This conclusion was based primarily on the facts that (i) each triggering event represents a specific outcome that can be achieved only through successful performance by the Company of one or more of its deliverables, (ii) achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to the Company, (iii) each of the milestone payments is non-refundable, (iv) substantial effort is required to complete each milestone, (v) the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, (vi) a substantial amount of time is expected to pass between the up-front payment and the potential milestone payments, and (vii) the milestone payments relate solely to past performance. Based on the foregoing, the Company recognizes any revenue from these milestone payments in the period in which the underlying triggering event occurs. The one exception is the milestone payment for initiation of the Phase 3 PREVAIL trial, an event which management deemed to be reasonably assured at the inception of the Astellas collaboration. This milestone payment was triggered in the third quarter of 2010, and the Company is recognizing the milestone payment as revenue on a straight-line basis over the estimated performance period of the Astellas Collaboration Agreement.

The latter category of milestone payments consists of those triggered by potential marketing approvals in Europe and Japan, and commercial activities globally, all of which are areas in which the Company has no pertinent contractual responsibilities under the Astellas Collaboration Agreement. Management concluded that these payments constitute contingent revenues and thus recognizes them as revenue in the period in which the contingency is met.

Royalties and Profit (Loss) Sharing Payments

Under the Astellas Collaboration Agreement, the Company shares equally profits (losses) on sales of products in the United States and receives royalties on sales of products outside the United States. The Company recognizes revenue from these events based on the revenue recognition criteria set forth in ASC 605-10-25-1, “Revenue Recognition.” Based on those criteria, the Company considers these payments to be contingent revenues, and recognizes them as revenue in the period in which the applicable contingency is resolved.

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

Reliance on Third-Party Information

Under the Astellas Collaboration Agreement, Astellas records all XTANDI sales globally and has operational responsibility for certain development and commercialization activities in the United States for which the Company shares costs. Thus, Astellas has control over certain XTANDI-related financial information needed to prepare the Company’s financial statements and related disclosures, including information regarding gross sales, net sales, gross-to-net sales deductions and shared U.S. development and commercialization costs incurred by Astellas. The Company is dependent on Astellas to provide it with such information in a timely and accurate manner for use in preparing the Company’s consolidated financial statements and disclosures. Certain of this information provided by Astellas is subject to estimates, including estimates used in determining gross-to-net revenue deductions such as payor mix, discounts (including legally mandated discounts to government entities), returns, chargebacks, rebates, and participation levels in patient assistance programs, and estimates regarding accrued development and commercialization costs incurred by Astellas. Under the Astellas Collaboration Agreement, the deductions from gross sales used to derive net sales of XTANDI are determined in a manner consistent with GAAP, consistently applied. Should Astellas fail to provide the Company with any such financial information in a timely manner, or should any such financial information provided by Astellas, or any of the estimates upon which such financial information was based, prove to be inaccurate, the Company could be required to record adjustments in future periods and may be required to restate its results for prior periods.

(n) Research and Development Expenses and Accruals

R&D expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs, up-front and development milestone payments under license agreements and other consulting services. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. In instances where the Company enters into agreements with third parties to provide research and development services to it, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include up-front payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

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

The Company’s accrual estimates are dependent upon the timeliness and accuracy of data provided by third parties regarding the status and cost of studies, and may not match the actual services performed by the organizations. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued clinical trial expenses as of each balance sheet date based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. This could result in adjustment to the Company’s R&D expense in future periods. The Company has had no significant adjustments to previously recorded amounts.

(o) Stock-Based Compensation

The Company has granted stock options, restricted stock units, performance share awards, and stock appreciation rights pursuant to the terms of the Medivation Equity Incentive Plan and ESPP shares pursuant to the ESPP. The Company accounts for stock-based compensation awards and ESPP shares in accordance with ASC 718, “Stock Compensation.”

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

Performance share awards allow the recipients of such awards to earn fully vested shares of the Company’s common stock upon the achievement of pre-established performance objectives. Stock-based compensation expense associated with performance share awards is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date, and is recognized when the performance objective is expected to be achieved. The Company evaluates on a quarterly basis the probability of achieving the performance criteria. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate.

The fair value of stock-settled and cash-settled stock appreciation rights is initially measured on the grant date using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, term, risk-free interest rate and dividend yield. Similar to stock options, compensation expense for stock-settled stock appreciation rights is recognized over the vesting period of the awards that are ultimately expected to vest based on the grant-date fair value. Cash-settled stock appreciation rights are liability-classified awards for which compensation expense and the liability are remeasured at each reporting date through the date of settlement based on the portion of the requisite service period rendered. Upon the conversion of cash-settled stock appreciation rights to stock-settled stock appreciation rights, the awards are remeasured using the then-current Black-Scholes assumptions and the remeasured liability is reclassified to additional paid-in capital.

The Company accounts for the ESPP as a compensatory plan. The fair value of each purchase under the Company’s ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, term, risk-free interest rate and dividend yield. The Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

The Company applies a forfeiture rate when determining stock-based compensation expense to account for an estimate of the granted awards not expected to vest. If actual forfeitures differ from the expected rate, the Company may be required to make additional adjustments to compensation expense in future periods.

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable; characteristics not present in the Company’s stock options, stock appreciation rights, or ESPP shares. If the model permitted consideration of the unique characteristics of employee stock options, stock appreciation rights, and ESPP shares, the resulting estimate of fair value of the stock options, stock appreciation rights, and ESPP shares could be different. In addition, if the Company had made different assumptions and estimates for use in the Black-Scholes valuation model, the amount of recognized and to be recognized stock-based compensation expense could have been different.

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

The Company records a valuation allowance to reduce its deferred tax assets for the amount that it believes is more likely than not to be realized. Based on the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses since inception and current year net loss, the

Company has established and continues to maintain a full valuation allowance on its deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

(r) Variable Interest Entity

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

In determining whether a variable interest entity exists, and if so whether the Company is a primary beneficiary of the variable interest entity and therefore required to consolidate the entity, the Company applies a qualitative approach that determines whether it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company continually reassesses whether it is the primary beneficiary of a VIE as changes to existing relationships or future transactions may result in the Company consolidating or deconsolidating the VIE. At December 31, 2013, the Company has determined that it is involved with a VIE, but has not consolidated this entity because the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and thus the Company is not considered the primary beneficiary of the VIE.

(s) New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-02, “Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This amended guidance requires companies to provide enhanced footnote disclosures to explain the effect of reclassification adjustments out of other comprehensive income, or OCI, by component and provide tabular disclosure in the footnotes showing the effect of items reclassified from accumulated OCI on the line items of net income (loss). The Company adopted this amended guidance prospectively as of January 1, 2013. The amended accounting standards only impact the financial statement presentation of OCI and do not change the components that are recognized in net income (loss) or OCI. The adoption of this amended guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

(t) Out-of-Period Adjustment

In the first quarter of 2013, the Company recorded an out-of-period correcting adjustment that increased operating expenses and net loss by $3.6 million for the three months ended March 31, 2013. Management concluded that the adjustment is not material to the full year 2013 results or any previously reported financial statements.

NOTE 3. COLLABORATION AGREEMENTS

(a) Collaboration Agreement with Astellas

In October 2009, the Company entered into the Astellas Collaboration Agreement pursuant to which it is collaborating with Astellas to develop and commercialize XTANDI globally. Under the agreement, decision making and economic participation differs between the U.S. market and the ex-U.S. market. In the United States, decisions are generally made by consensus, pre-tax profits and losses are shared equally, and, subject to certain exceptions, development and commercialization costs (including cost of goods sold and the royalty on net sales payable to The Regents of the University of California, or UCLA (or the Regents), under the Company’s license agreement with UCLA) are also shared equally. The primary exceptions to equal cost sharing in the U.S. market are that each party is responsible for its own commercial full-time equivalent, or FTE, costs, and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company and Astellas are co-promoting XTANDI in the U.S. market, with each company providing half of the sales and medical affairs effort in support of the product. Both the Company and Astellas are entitled to receive a fee for each qualifying detail made by its respective sales representatives. Outside the United States, decisions are generally made by Astellas and all development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA) are borne by Astellas. Astellas retains all ex-U.S. profits and losses, and pays the Company a tiered royalty ranging from the low teens to the low twenties on any aggregate net sales of XTANDI outside the United States, or ex-U.S. XTANDI sales. Astellas has sole responsibility for promoting XTANDI outside the United States, and for recording all XTANDI sales both inside and outside the United States. Both the Company and Astellas have agreed not to commercialize certain other products having a similar mechanism of action as XTANDI for the treatment of specified indications for a specified time period, subject to certain exceptions.

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments and up to $320.0 million in sales milestone payments. As of December 31, 2013, the Company has earned an aggregate of $78.0 million in development milestone payments and $25.0 million in sales milestone payments under the Astellas Collaboration Agreement. The Company expects that any of the remaining $257.0 million in development milestone payments and the remaining $295.0 million in sales milestone payments that the Company may earn in future periods will be recognized as revenue in their entirety in the period in which the underlying milestone event is achieved.

The triggering events for the remaining $257.0 million in development milestone payments the Company is eligible to receive under the Astellas Collaboration Agreement are as follows:

Milestone Event	4th line prostate cancer patients(1)	3rd line prostate cancer patients(2)	2nd line prostate cancer patients(3) (4)
First acceptance for filing of a marketing application in:
The U.S.	(5)	$10 million	$15 million
The first major country in Europe	(5)	$5 million	$10 million
Japan	(5)	$5 million	$10 million
First approval of a marketing application in:
The U.S.	(5)	$30 million	$60 million
The first major country in Europe	(5)	$15 million	$30 million
Japan	$15 million	$15 million	$30 million

(1)	Defined as prostate cancer patients who meet each of the following three criteria: (a) prior treatment failure on either (i) one or more luteinizing hormone-releasing hormone, or LHRH, analog drugs or (ii) surgical castration; (b) prior treatment failure on one or more androgen receptor antagonist drugs; and (c) prior treatment failure on chemotherapy.
(2)	Defined as prostate cancer patients who meet each of the following three criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; (b) prior treatment failure on one or more androgen receptor antagonist drugs; and (c) no prior exposure to chemotherapy for prostate cancer.
(3)	Defined as prostate cancer patients who meet each of the following two criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; and (b) no prior treatment failure on one or more androgen receptor antagonist drugs.
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

(5)	These milestone payments totaling $78.0 million have been received as of December 31, 2013.

The triggering events for the remaining $295.0 million in sales milestone payments the Company is eligible to receive are as follows:

Annual Global Net Sales in a Calendar Year	Milestone Payment(1)
$800 million	$50 million
$1.2 billion	$70 million
$1.6 billion	$175 million

(1)	Each milestone shall only be paid once during the term of the Astellas Collaboration Agreement.

Under the Company’s license agreement with UCLA, the Company is required to share with UCLA ten percent of all Sublicensing Income, as defined in the agreement, which the Company earns under the Astellas Collaboration Agreement. In ongoing litigation with UCLA initiated by the Company, UCLA has alleged in a cross-complaint that the Company is required to share with UCLA ten percent of any sales milestone payments the Company may receive under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. The Company disputes this allegation and appealed the Court’s judgment in the cross-complaint in favor of Regents on February 13, 2014 along with other matters in the litigation unrelated to the cross-complaint. For more information about this litigation, see Note 12, “Commitments and Contingencies.”

The Company and Astellas are each permitted to terminate the Astellas Collaboration Agreement for an uncured material breach by the other party or for the insolvency of the other party. Astellas has a right to terminate the Astellas Collaboration Agreement unilaterally by advance written notice to the Company. Following any termination of the Astellas Collaboration Agreement in its entirety, all rights to develop and commercialize XTANDI will revert to the Company, and Astellas will grant a license to the Company to enable it to continue such development and commercialization. In addition, except in the case of a termination by Astellas for the Company’s material breach, Astellas will supply XTANDI to the Company during a specified transition period.

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

(b) Former Collaboration Agreement with Pfizer

The Company entered into a collaboration agreement with Pfizer in October 2008. Under the terms of the agreement, the Company and Pfizer agreed to collaborate on the development and commercialization of its former product candidate dimebon for the treatment of Alzheimer’s disease and Huntington disease for the U.S. market. Pfizer paid the Company a non-refundable, up-front cash payment of $225.0 million in the fourth quarter of 2008. Under the terms of the former collaboration agreement with Pfizer, the Company and Pfizer shared the costs and expenses of developing and commercializing dimebon for the U.S. market on a 60%/40% basis, with Pfizer assuming the larger share. In January 2012, Pfizer exercised its right to terminate the collaboration agreement and the Company and Pfizer discontinued development of dimebon for all indications due to the negative Phase 3 trial results in both indications. Amortization of the full Pfizer up-front payment was completed upon completion of the Company’s performance obligations in the third quarter of 2012.

(c) Collaboration Revenue

Collaboration revenue consists of three components: (a) collaboration revenue attributable to U.S. XTANDI sales; (b) collaboration revenue attributable to ex-U.S. XTANDI sales; and (c) collaboration revenue attributable to up-front and milestone payments.

Collaboration revenue was as follows:

	Years Ended December 31,
	2013	2012	2011
Collaboration revenue:
Attributable to U.S. XTANDI sales	$196,208	$35,752	$—
Attributable to ex-U.S. XTANDI sales	6,338	—	—
Attributable to up-front and milestone payments	70,396	145,944	60,389

Total	$272,942	$181,696	$60,389

Collaboration Revenue Attributable to U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. The Company and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, the Company and Astellas also share equally all XTANDI development and commercialization costs attributable to the

U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA. The primary exceptions to 50/50 cost sharing are that each party is responsible for its own commercial FTE costs and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company recognizes collaboration revenue attributable to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to U.S. XTANDI sales consists of the Company’s share of pre-tax profits and losses from U.S. sales, plus reimbursement of the Company’s share of reimbursable U.S. development and commercialization costs. The Company’s collaboration revenue attributable to U.S. XTANDI sales in any given period will be mathematically equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

Collaboration revenue attributable to U.S. XTANDI sales was as follows:

	Years Ended December 31,
	2013	2012
Net U.S. sales (as reported by Astellas)	$392,415	$71,504
Shared U.S. development and commercialization costs	(241,106)	(88,908)

Pre-tax U.S. profit (loss)	$151,309	$(17,404)

Medivation’s share of pre-tax U.S. profit (loss)	$75,655	$(8,702)
Reimbursement of Medivation’s share of shared U.S. costs	120,553	44,454

Collaboration revenue attributable to U.S. XTANDI sales	$196,208	$35,752

XTANDI first became available for shipment on September 13, 2012. Collaboration revenue attributable to U.S. XTANDI sales for the year ended December 31, 2012 represents U.S. XTANDI sales from September 13, 2012 through December 31, 2012. There was no collaboration revenue attributable to U.S. XTANDI sales for the year ended December 31, 2011.

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

Collaboration revenue attributable to ex-U.S. XTANDI sales was $6.3 million for the year ended December 31, 2013. There was no collaboration revenue attributable to ex-U.S. XTANDI sales for the years ended December 31, 2012 or 2011.

Collaboration Revenue Attributable to Up-front and Milestone Payments

Collaboration revenue attributable to up-front and milestone payments was as follows:

	Years Ended December 31,
	2013	2012	2011
Collaboration revenue attributable to up-front and milestone payments:
From Astellas	$70,396	$73,914	$24,374
From Pfizer	—	72,030	36,015

Total	$70,396	$145,944	$60,389

Deferred revenue under the Astellas Collaboration Agreement consisted of the following:

	December 31,
	2013	2012
Current	$16,931	$33,862
Long-term	—	8,465

Total	$16,931	$42,327

(d) Cost-Sharing Payments

The following table summarizes the reductions in R&D expenses related to development cost sharing payments:

	Years Ended December 31,
	2013	2012	2011
Development cost-sharing payments from Astellas	$46,594	$47,473	$44,285
Development cost-sharing payments from Pfizer	—	1,740	12,365

Total	$46,594	$49,213	$56,650

The following table summarizes the (increases) reductions in SG&A expenses related to commercialization cost-sharing payments:

	Years Ended December 31,
	2013	2012	2011
Commercialization cost-sharing payments to Astellas	$(11,973)	$(3,437)	$(472)
Commercialization cost-sharing payments from Pfizer	—	9	32

Total	$(11,973)	$(3,428)	$(440)

(e) Collaboration Receivable

At December 31, 2013 and 2012, collaboration receivable from Astellas was $107.2 million and $35.5 million, respectively. The amounts receivable at December 31, 2013 and 2012 were received in the first quarter of 2014 and 2013, respectively.

NOTE 4. NET INCOME (LOSS) PER COMMON SHARE

The computation of basic net income (loss) per common share is based on the weighted-average number of common shares outstanding during each period. The computation of diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, performance share awards, stock appreciation rights, warrants, ESPP shares and shares issuable upon conversion of convertible debt.

In periods where the Company reported a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal. The Convertible Notes can be settled in common stock, cash, or a combination thereof, at the Company’s election. During periods of net income, the Company’s intent and ability to settle the Convertible Notes in cash could impact the computation of diluted net income per common share.

Potentially dilutive common shares have been excluded from the diluted net loss per common share computations for the years ended December 31, 2013, 2012, and 2011 because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss in each of these years. Outstanding securities, and the number of potentially dilutive common shares underlying such securities, were as follows:

	December 31,
	2013	2012	2011
Stock options	6,615	7,038	8,604
Convertible Notes, principal amount	5,050	5,050	—
Stock appreciation rights	503	471	525
Restricted stock units	311	374	203
ESPP shares	52	—	—
Warrants	20	46	46
Performance shares	—	—	125

Total	12,551	12,979	9,503

NOTE 5. CONVERTIBLE SENIOR NOTES DUE 2017

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

Holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding January 1, 2017 only upon the occurrence of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) upon the occurrence of specified corporate events; or (4) if the Company calls any Convertible Notes for redemption, at any time until the close of business on the second business day preceding the redemption date. On or after January 1, 2017 until the close of business on the second business day immediately preceding the stated maturity date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances. At December 31, 2013, the Convertible Notes were not convertible.

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

The debt and equity components of the Convertible Notes have been bifurcated and accounted for separately based on the authoritative accounting guidance in ASC 470-20. The $258.8 million aggregate principal amount of Convertible Notes was bifurcated between the debt component ($187.1 million) and the equity component ($71.7 million). The amount allocated to the debt component of $187.1 million was estimated based on the fair value of similar debt instruments that do not include an equity conversion feature. The Convertible Notes were recorded at an initial carrying value of $187.1 million, net of $71.7 million in debt discount. The debt discount will be accreted to the carrying value of the Convertible Notes as non-cash interest expense utilizing the effective yield amortization method over the period ending on April 1, 2017, which is the scheduled maturity date of the Convertible Notes. Debt discount amortized during the years ended December 31, 2013 and 2012 was $12.4 million and $8.9 million, respectively. At December 31, 2013, the carrying value of the Convertible Notes was $208.4 million, net of $50.3 million of unamortized debt discount. At December 31, 2012, the carrying value of the Convertible Notes was $196.0 million, net of $62.7 million of unamortized debt discount.

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

After giving effect to the bifurcation described above, the effective interest rate on the Convertible Notes was 10.71% for the years ended December 31, 2013 and 2012. The Company recognized total interest expense of $20.2 million and $15.0 million for the years ended December 31, 2013 and 2012, respectively, consisting of $6.8 million and $5.3 million of interest expense, respectively, based on the 2.625% coupon rate of the Convertible Notes and $13.4 million and $9.7 million of non-cash interest expense, respectively, related to the amortization of the debt discount and debt issuance costs.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	December 31,
	2013	2012
Leasehold improvements	$12,034	$9,057
Computer equipment and software	4,503	3,166
Furniture and fixtures	3,981	2,648
Construction in progress	1,177	281
Laboratory equipment	703	244

	22,398	15,396
Less: Accumulated depreciation	(5,363)	(2,134)

Total	$17,035	$13,262

NOTE 7. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2013	2012
Clinical and preclinical trials	$34,182	$25,150
Payroll and payroll-related	23,832	13,439
Accrued professional services and other current liabilities	9,379	6,368
Royalties payable	6,377	2,296
Accounts payable	3,290	2,073
Interest payable	1,698	1,698

Total	$78,758	$51,024

Accounts payable represents short-term liabilities for which the Company has received and processed a vendor invoice prior to the end of the reporting period. Accrued expenses and other current liabilities represent, among other things, compensation and related benefits to employees, royalties payable to UCLA, cash interest payable related to the Company’s Convertible Notes, estimated amounts due to third party vendors for services rendered prior to the end of the reporting period, and invoices received from third party vendors.

NOTE 8. STOCKHOLDERS’ EQUITY

(a) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at December 31, 2013.

(b) Medivation Equity Incentive Plan

The Medivation Equity Incentive Plan, which is stockholder-approved, provides for the issuance of options and other stock-based awards, including restricted stock units, performance share awards and stock appreciation rights. The Medivation Equity Incentive Plan is administered by the Board, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The vesting of all outstanding awards under the Medivation Equity Incentive Plan will accelerate, and all such awards will become immediately exercisable, upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan.

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

On June 28, 2013, the Company’s stockholders approved an amendment and restatement of the Medivation Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the Medivation Equity Incentive Plan from 18,600,000 to 19,150,000. At December 31, 2013, approximately 1.7 million shares of common stock were available for issuance under the Medivation Equity Incentive Plan.

Stock Options

The Company has granted stock options pursuant to the terms of the Medivation Equity Incentive Plan. The terms of stock options granted under the Medivation Equity Incentive Plan cannot exceed ten years. Stock options generally have an exercise price equal to the fair market value of the Company’s common stock on the grant date, and generally vest over a period of four years except for annual stock option grants to non-employee directors, which vest over a period of one year.

The following table summarizes stock option activity for the year ended December 31, 2013:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2012	7,038,291	$18.90
Granted	496,216	$51.06
Exercised	(793,756)	$11.18
Forfeited/expired	(126,217)	$22.59

Outstanding at December 31, 2013	6,614,534	$22.12	6.58	$275.8

Vested and exercisable at December 31, 2013	4,402,561	$14.85	5.63	$215.6

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted-average exercise price of the underlying awards and the closing price per share of $63.82 of the Company’s common stock on December 31, 2013. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on December 31, 2013. The amounts are presented in millions.

Additional information regarding stock options is set forth below (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Intrinsic value of options exercised	$35,155	$116,867	$22,238
Grant-date fair value of options vested	$22,278	$10,795	$12,608
Weighted-average grant-date fair value per share of options granted	$30.39	$26.01	$6.88

Restricted Stock Units

The Company has granted restricted stock units pursuant to the terms of the Medivation Equity Incentive Plan. A restricted stock unit is an agreement to issue shares of the Company’s common stock at the time of vesting. Restricted stock units generally vest in three equal installments on approximately the first, second and third anniversaries of the grant date, except for annual restricted stock unit grants to non-employee directors, which vest on approximately the first anniversary of the grant date.

The following table summarizes restricted stock unit activity for the year ended December 31, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2012	373,625	$39.06
Granted	143,939	$54.94
Vested	(188,139)	$28.09
Forfeited	(18,078)	$47.16

Unvested at December 31, 2013	311,347	$52.57

The total fair value of restricted stock units that vested during the years ended December 31, 2013, 2012, and 2011 was $11.8 million, $6.2 million, and $2.4 million, respectively.

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

During the year ended December 31, 2012, the Committee certified the actual achievement of performance objectives related to certain performance share awards at the upside case level. As a result, recipients earned a total of 83,332 shares of common stock. The total fair market value of performance share awards that vested during year ended December 31, 2012, was $4.7 million. In December 2012, the Committee cancelled all remaining performance share awards covering an aggregate of 41,668 shares of common stock. There were no performance share awards outstanding under the Medivation Equity Incentive Plan at either December 31, 2013 or 2012.

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

The following table summarizes stock appreciation rights activity for the year ended December 31, 2013:

	Number of Rights	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2012	883,600	$23.91
Granted	—	—
Exercised	(37,442)	$23.20
Forfeited	(40,042)	$23.20

Outstanding at December 31, 2013	806,116	$23.98	8.05	$32.1

Vested and exercisable at December 31, 2013	395,519	$23.99	8.10	$15.8

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted-average exercise price of the underlying awards and the closing price per share of $63.82 of the Company’s common stock on December 31, 2013. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on December 31, 2013. The amounts are presented in millions.

The intrinsic value of stock appreciation rights exercised during the year ended December 31, 2013 was $1.1 million. No stock appreciation rights were exercised during the year ended December 31, 2012.

The weighted-average grant date fair value per share of stock appreciation rights that were granted during the years ended December 31, 2012 and 2011 were $14.33 and $14.91, respectively. The weighted-average remeasurement-date fair value per share of cash-settled stock appreciation rights that were converted to stock-settled stock appreciation rights during 2012 was $32.94. The fair value (based on the remeasurement-date fair value per share) of stock appreciation rights that vested during the years ended December 31, 2013 and 2012 was $10.0 million and $4.3 million, respectively. No stock appreciation rights were granted during the year ended December 31, 2013.

(c) Medivation Employee Stock Purchase Plan

The Medivation, Inc. 2013 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s stockholders on June 28, 2013, permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or end of a purchase period. Eligible employee contributions are limited on an annual basis to $25,000 in accordance with Section 423 of the Internal Revenue Code. The first purchase period under the ESPP commenced on October 1, 2013 and will conclude on March 31, 2014. As of December 31, 2013, a total of 3,000,000 shares of the Company’s common stock were authorized for issuance under the ESPP, approximately 51,540 shares are reserved for issuance under the current purchase period, and no shares have been issued. As of December 31, 2013, total employee withholdings for ESPP shares were $1.3 million and were recorded in “accounts payable, accrued expenses and other current liabilities” on the consolidated balance sheet.

(d) Stock-Based Compensation

The Company estimates the fair value of stock options, stock appreciation rights, and ESPP shares using the Black-Scholes valuation model. The Company estimates expected volatility based on the historical price volatility of its common stock and implied volatility of its common stock inherent in the market price of publicly traded options in its common stock. The Company estimates the expected term of stock options and stock appreciation rights based on actual exercise experience and an assumption that unexercised options will remain outstanding for a period equal to the midpoint between the date the option vests in full and the contractual option termination date. The Company estimates the expected term of ESPP shares based on the duration of the applicable purchase period. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards at the time of grant. The Company uses a dividend yield of zero as it has no history or expectation of paying cash dividends on its common stock.

The Black-Scholes assumptions used to estimate the fair value of stock options and stock appreciation rights were as follows:

Years Ended December 31,
	2013	2012	2011
Expected volatility	64-75%	66-73%	71-86%
Expected term (in years)	5.2-5.5	5.3-5.5	5.6-6.0
Risk-free interest rate	0.73-1.64%	0.68-1.01%	1.02-2.34%
Expected dividend yield	—	—	—

The fair value of shares issued under the ESPP was estimated on the commencement date of the offering period using the Black-Scholes model and the following assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected volatility	45%	—	—
Expected term (in years)	0.5	—	—
Risk-free interest rate	0.04%	—	—
Expected dividend yield	—	—	—

Stock-based compensation expense was as follows:

	Years Ended December 31,
	2013	2012	2011
Stock-based compensation expense recognized as:
R&D expenses	$16,503	$11,998	$8,090
SG&A expenses	20,575	11,680	5,795

Total	$37,078	$23,678	$13,885

At December 31, 2013, the unrecognized stock-based compensation expense related to awards granted under the Medivation Equity Incentive Plan totaled $65.6 million and is expected to be recognized as non-cash compensation expense over a weighted-average period of 2.5 years. At December 31, 2013, the total unrecognized stock-based compensation expense related to the ESPP was $0.4 million, which is expected to be recognized in the first quarter of 2014.

(e) Warrants

During the year ended December 31, 2013, an aggregate of 25,808 warrants to purchase shares of Medivation common stock at an exercise price of $0.78 per share were exercised. At December 31, 2013, an aggregate of 20,000 warrants to purchase shares of Medivation common stock at an exercise price of $6.93 per share were outstanding. These outstanding warrants expire in 2017.

NOTE 9. RETIREMENT PLAN

The Company has a defined contribution savings plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code, or IRC. The 401(k) Plan is for the benefit of all participating employees and permits voluntary contributions by employees up to 100% of their annual pretax compensation limited by the Internal Revenue Service, or the IRS, imposed maximum contribution. The Company matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company’s contributions and the employee contributions are fully vested when contributed. The plan assets are held in trust and invested as directed by the plan participants. Employer matching contributions to the plan were $1.9 million, $1.3 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 10. INCOME TAXES

The Company’s net loss before income tax (expense) benefit was $42.5 million, $41.3 million and $43.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Since inception, the Company has only generated pre-tax income (losses) in the U.S. and has not generated any pre-tax income (losses) outside the U. S. Income tax (expense) benefit for the periods presented consisted of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(7)	$(7)	$4,309
State	(108)	—	22

Total current	(115)	(7)	4,331
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total income tax (expense) benefit	$(115)	$(7)	$4,331

A reconciliation of the statutory Federal income tax rate of 35% to the Company’s effective income tax rates is as follows:

	Years Ended December 31,
	2013	2012	2011
Federal tax provision at statutory rate	35.00%	35.00%	35.00%
State taxes (net of Federal benefit)	1.43%	10.81%	2.27%
Change in tax reserve	(2.31%)	(0.06%)	(0.94%)
Orphan drug credit	—	0.25%	(0.70%)
Stock-based compensation	(0.25%)	1.50%	0.06%
Non-deductible officer compensation	(1.79%)	(1.86%)	0.20%
Change in valuation allowance	(52.09%)	(45.48%)	(29.94%)
Research and development credits	19.37%	—	7.05%
Net proceeds from stockholder securities law settlement	—	—	(2.43%)
Other	0.37%	(0.19%)	(0.53%)

Benefit (provision) for taxes	(0.27)%	(0.03%)	10.04%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets for Federal and state income taxes are follows:

	December 31,
	2013	2012
Deferred tax assets:
Deferred revenue	$6,073	$15,491
Net operating loss carry forward	80,620	72,232
Stock-based compensation	21,257	12,721
Research and development credits	22,616	13,897
Depreciation, amortization and other	—	109
Accruals and reserves	10,544	6,530

Total deferred tax assets	141,110	120,980
Less: valuation allowance	(120,807)	(98,671)

Total net deferred tax assets	20,303	22,309

Deferred tax liabilities
Depreciation, amortization, and other	(2,674)	—
Convertible Notes	(17,629)	(22,309)

Total deferred tax liabilities	(20,303)	(22,309)

Net deferred tax assets	$—	$—

Recorded as:
Net current deferred tax assets (included in “Prepaid expenses and other current assets”)	$5,541	$3,800
Net non-current deferred tax assets	—	—
Net current deferred tax liabilities	—	—
Net non-current deferred tax liabilities (included in “Other non-current liabilities”)	(5,541)	(3,800)

Net deferred tax assets	$—	$—

As of December 31, 2013, the Company had Federal net operating loss carryforwards for tax return purposes of approximately $334.4 million, which will expire between 2031 and 2033, if not utilized. Also, as of December 31, 2013, the Company had state net operating loss carryforwards for tax return purposes of approximately $268.0 million, which will expire at various dates between the years 2015 and 2033, if not utilized. Included in these amounts are unrealized Federal and state net operating loss deductions resulting from stock option exercises of approximately $134.1 million and $63.4 million, respectively. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table above and will be recognized as a credit to additional paid-in capital when realized.

The income tax expense for the years ended December 31, 2013 and 2012 was not significant. The difference in the effective tax rate for 2013 as compared to 2012 is primarily attributable to state income tax expense. The difference in the effective tax rate for 2012 as compared to 2011 is primarily attributable to the benefit in 2011 due to the ability to carry back the current year Federal net operating loss to the prior two tax years.

The income tax benefit for 2011 was approximately $4.3 million, which was primarily due to the Company’s ability to carry back the current year Federal net operating loss to the prior two tax years.

Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $22.1 million in 2013, decreased by $8.0 million in 2012 and increased by $12.9 million in 2011.

Based upon the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses since inception and current year net loss, the Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not.

The following table summarizes activity related to the Company’s gross unrecognized tax positions:

	December 31,
	2013	2012	2011
Balance as of beginning of year	$4,602	$3,936	$4,128
Additions based on tax positions related to the current year	702	400	500
Additions based on tax position related to prior year	660	270	109
Decreases based on tax positions related to prior year	(9)	(4)	(801)

Balance as of end of year	$5,955	$4,602	$3,936

Approximately $0.6 million of the total gross unrecognized tax benefits at both December 31, 2013 and 2012, respectively, if recognized, would affect the effective tax rate. The Company does not anticipate a material change in unrecognized tax benefits during the next twelve months.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense as incurred. The interest expense related to uncertain tax positions in the income tax expense line of the Company’s consolidated statements of operations was not significant during 2013, 2012, and 2011. Interest related to income tax matters accrued as of December 31, 2013 and 2012 was not significant.

As a result of the Company’s net operating loss and tax credit carryforwards, all of its tax years are subject to Federal and state examination. The Company’s 2012 Federal income tax returns are currently under audit by the Internal Revenue Service, or IRS. The Company was audited by the IRS for the tax year of 2008. The audit was closed in 2011 with no adjustment. The Company’s 2009 and 2010 California income tax returns are currently under audit by the California tax authorities. The Company believes that it has adequately provided for any reasonable foreseeable outcomes related to its Federal and California income tax returns.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in IRC Section 382. The Company completed Section 382 studies through December 31, 2012, and concluded that ownership changes occurred in 2004, 2007 and 2010. The ownership changes did not result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

The Company has Federal research and development credit and Orphan Drug credit carryforwards of approximately $22.2 million as of December 31, 2013. The Federal tax credit carryforwards expire between the years 2024 through 2033, if not utilized. In addition, the Company has California research and development credit carryforwards of approximately $7.8 million as of December 31, 2013. The California research credits do not expire. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed, renewing the Federal research and development tax credit retroactive to January 1, 2012. ASC 740-10-45-15, “Income Taxes,” requires that the effects of a change in tax laws or rates be recognized in the period that includes the enactment date; consequently, we recognized the benefit of the Federal research and development credit during the year ended December 31, 2013.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s cash equivalents and short-term investments, as well as the hierarchy for its financial instruments measured at fair value on a recurring basis:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
December 31, 2013:
Cash equivalents:
Money market funds	$189,092	$189,092	—	—

December 31, 2012:
Cash equivalents:
Money market funds	$48,693	$48,693	—	—
Short-term investments:
U.S. Treasury bills	$224,939	$224,939	—	—

At December 31, 2012, the amortized cost and gross unrealized gain for available-for-sale securities, consisting of U.S. Treasury bills maturing in March and June of 2013, were $224.9 million and $0.0 million, respectively.

In the table below, the Company has presented the total balance of other financial instruments that are not measured at fair value on a recurring basis.

		Fair value measurements using:
	Total Balance	Level 1	Level 2	Level 3
December 31, 2013:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$39,696	$39,696	—	—
Liabilities:
Convertible Notes	$277,145	—	$277,145	—

December 31, 2012:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$22,608	$22,608	—	—
Liabilities:
Convertible Notes	$234,813	—	$234,813	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivable from collaboration partner, accounts payable, and accrued expenses and other current liabilities approximate their carrying value. The estimated fair value of the Company’s Convertible Notes, including the equity component, was $383.3 million and $324.7 million at December 31, 2013 and 2012, respectively, and was determined using recent trading prices of the Convertible Notes. The fair value of the Convertible Notes included in the table above represents only the liability component of the Convertible Notes, because the equity component is included in stockholders’ equity on the consolidated balance sheets. For purposes of the table above, the fair value of the Convertible Notes was bifurcated between the debt and equity components in a ratio similar to the principal amount of the Convertible Notes.

NOTE 12. COMMITMENTS AND CONTINGENCIES

(a) Leases

The Company leases approximately 98,000 square feet of office space at 525 Market Street, San Francisco, California for its corporate headquarters, pursuant to an operating lease, as amended, which expires in June 2019. The Company has an option to extend the term of the lease for an additional five years. In addition, the Company leases approximately 15,000 square feet of office space located in Oakbrook Terrace, Illinois for its commercial headquarters pursuant to a lease agreement which expires in December 2019.

In the fourth quarter of 2013, the Company entered into a lease agreement for approximately 52,000 square feet of laboratory space located in San Francisco, California that it expects to occupy beginning in the second half of 2014. The lease agreement expires in July 2024, and the Company has an option to extend the lease term for up to an additional five years.

The future minimum lease payments under the Company’s leases at December 31, 2013, were as follows:

Years Ending December 31,	Lease Payments
2014	$6,146
2015	8,596
2016	8,806
2017	8,989
2018	9,174
2019 and thereafter	20,893

Total	$62,604

Rent expense for the years ended December 31, 2013, 2012, and 2011 was $5.2 million, $6.0 million, and $2.8 million, respectively. In addition to the future minimum lease payments included in the table above, certain lease agreements also require the Company to make additional payments during the lease term for taxes, insurance, and other operating expenses.

(b) Restricted Cash

The Company had outstanding letters of credit collateralized by restricted cash totaling $9.9 million and $9.2 million at December 31, 2013 and 2012, respectively, to secure various operating leases. At December 31, 2013, $9.9 million of restricted cash associated with these letters of credit was classified as long-term assets on the consolidated balance sheets. At December 31, 2012, $0.3 million and $8.8 million of restricted cash associated with these letters of credit were classified as current and long-term assets, respectively, on the consolidated balance sheets.

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

The Company is required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon achievement of certain development and regulatory milestone events with respect to XTANDI (all of which has been paid as of December 31, 2013), (c) ten percent of all Sublicensing Income, as defined in the agreement, which the Company earns under the Astellas Collaboration Agreement, and (d) a four percent royalty on global net sales of XTANDI, as defined. Under the terms of the Astellas Collaboration Agreement, the Company shares this royalty obligation equally with Astellas with respect to sales in the United States, and Astellas is responsible for this entire royalty obligation with respect to sales outside of the United States. In ongoing litigation initiated by the Company, UCLA filed a cross-complaint alleging that the Company is required to pay it ten percent of the $320.0 million in sales milestone payments that the Company is eligible to earn under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. As of December 31, 2013, the Company has earned $25.0 million in sales milestone payments under the Astellas Collaboration Agreement. The Company has recorded a $2.5 million accrued payment to UCLA representing ten percent of the $25.0 million sales milestone payment that it earned from Astellas. Additional information about this litigation is included below.

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

(d) Litigation

The Company is party to legal proceedings, investigations, and claims in the ordinary course of its business, including the matters described below. The Company records accruals for outstanding legal matters when it believes that it is both probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made. The Company records accruals for outstanding legal matters when it believes that it is both probable that a liability has been incurred and the amount of such liability can be reasonably estimated. In addition, in accordance with the relevant authoritative guidance, for matters for which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Gain contingencies, if any, are recorded as a reduction of expense when they are realized.

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. In March 2012, after the court dismissed with prejudice the lead plaintiff’s first and second amended complaints with prejudice, the court entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012. The appeal is fully briefed and was argued before the Court of Appeals on January 17, 2014. The Court of Appeals has not yet rendered a decision.

In May 2011, the Company filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. The Company’s allegations in this lawsuit include that it has exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat non-metastatic CRPC population. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, the Company filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. The Company seeks remedies including a declaration that it is the proper licensee of ARN-509, contractual remedies conferring to it exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against the Company seeking declaratory relief which, if granted, would require the Company to share with the Regents ten percent of any sales milestone payments it may receive under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. Under the Astellas Collaboration Agreement, the Company is eligible to receive up to $320.0 million in sales milestone payments. As of December 31, 2013, the Company has earned $25.0 million in sales milestones under the Astellas Collaboration Agreement. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, the Company filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has commenced. The bench trial of the Regent’s cross-complaint against the Company was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which the Company appealed on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of the Company’s breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of the Company on the breach of contract claim, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment for the prevailing party Medivation on the contract claim, and entering judgment in favor of the Regents professor on the fraud claims. The Company’s notice of appeal of the judgment on the fraud claims was filed on February 13, 2014.

While the Company believes it has meritorious positions with respect to the claims asserted against it and intends to advance its positions in these lawsuits vigorously, including on appeal, the process of resolving matters through litigation or other means is inherently uncertain, and it is not possible to predict the ultimate resolution of any such proceeding. The actual costs of defending the Company’s position may be insignificant, and the Company may not prevail. The Company believes it is entitled to coverage under its relevant insurance policies with respect to the putative securities class action lawsuits, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

NOTE 13. PROCEEDS FROM STOCKHOLDER SECURITIES LAW SETTLEMENT

During the year ended December 31, 2011, the Company received net proceeds of $3.0 million from a securities law settlement involving trades in the Company’s common stock by an unaffiliated stockholder. The Company recognized this amount in its financial statements through a credit to additional paid-in capital, with no impact to the Company’s statement of operations.

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited quarterly results of operations of the Company for the years ended December 31, 2013 and 2012, respectively. The unaudited financial information is prepared on the same basis as the audited consolidated financial statements. The Company’s operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. All share and per share amounts have been retroactively adjusted to reflect the Company’s September 21, 2012 two-for-one forward stock split.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2013:
Collaboration revenue	$46,154	$70,149	$60,027	$96,612
Operating expenses	$(68,476)	$(70,095)	$(68,025)	$(88,587)
Income (loss) from operations	$(22,322)	$54	$(7,998)	$8,025
Net income (loss)	$(27,170)	$(4,898)	$(13,313)	$2,768
Basic net income (loss) per common share	$(0.36)	$(0.07)	$(0.18)	$0.04
Diluted net income (loss) per common share	$(0.36)	$(0.07)	$(0.18)	$0.03
Weighted-average common shares used in the calculation of basic net income (loss) per common share	74,824	75,013	75,255	75,560
Weighted-average common shares used in the calculation of diluted net income (loss) per common share	74,824	75,013	75,255	79,912

2012:
Collaboration revenue	$36,825	$42,912	$64,798	$37,161
Operating expenses	$(35,717)	$(43,887)	$(64,390)	$(63,916)
Income (loss) from operations	$1,108	$(975)	$408	$(26,755)
Net income (loss)	$440	$(5,500)	$(4,537)	$(31,660)
Basic net income (loss) per common share	$0.01	$(0.08)	$(0.06)	$(0.43)
Diluted net income (loss) per common share	$0.01	$(0.08)	$(0.06)	$(0.43)
Weighted-average common shares used in the calculation of basic net income (loss) per common share	71,907	72,770	73,697	74,489
Weighted-average common shares used in the calculation of diluted net income (loss) per common share	77,299	72,770	73,697	74,489

Net income (loss) per common share amounts for the 2013 and 2012 quarters and full years have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average shares outstanding during each quarter due to the effect of potentially dilutive securities only in the periods in which such effect would be dilutive.

Exhibit Index

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	8-K	000-20837	3.4		10/17/2013

3.2	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2		3/16/2009

4.1	Common Stock Certificate.	10-Q	001-32839	4.1		5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1		12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1		3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior note due 2017).	8-K	001-32836	4.2		3/19/2012

10.1	Warrant to purchase Common Stock of Medivation, Inc. assumed by Orion Acquisition Corp. II issued to Joseph J. Grano, Jr., dated as of June 8, 2004.	SB-2	333-122431	10.5	(a)	1/31/2005

10.2*	Warrant to purchase Common Stock of Medivation, Inc. assumed by Orion Acquisition Corp. II issued to David T. Hung, M.D., dated as of November 16, 2004.	SB-2	333-122431	10.6		1/31/2005

10.3*	Amended and Restated 2004 Equity Incentive Award Plan.	8-K	001-32836	10.2		7/1/2013

10.4*	Form of Stock Option Agreement under the 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7	(b)	2/11/2005

10.5*	Form of Stock Option Agreement for Early Exercisable Options under the Amended and Restated 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7	(c)	2/11/2005

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.6**	The Exclusive License Agreement, by and among Medivation, Inc., the Regents of the University of California, and Medivation Prostate Therapeutics, Inc., dated as of August 12, 2005	10-Q	000-20837	10.1	11/12/2013

10.7*	Change of Control Severance Benefits Agreement, dated as of February 2, 2009, between Medivation, Inc. and David Hung, M.D.	10-K	001-32836	10.11	3/16/2009

10.8*	Form of Medivation, Inc. Change of Control Severance Benefits Agreement.	10-K	001-32836	10.13	3/16/2009

10.9**	Collaboration Agreement, dated as of October 26, 2009, by and between Medivation, Inc. and Astellas US LLC.	10-K	001-32836	10.15	3/15/2010

10.10**	Amendment No. 1 to Collaboration Agreement, dated January 1, 2010, by and among Medivation, Inc., Astellas Pharma Inc. and Astellas US LLC	10-Q	001-32836	10.1	8/9/2011

10.11**	Amendment No. 2 to Collaboration Agreement, dated May 13, 2011, by and among Medivation, Inc., Astellas Pharma Inc. and Astellas US LLC	10-Q	001-32836	10.2	8/9/2011

10.12	Office Lease Agreement, dated as of November 2, 2009, by and between Medivation, Inc. and PPF OFF 345 Spear Street, LP.	10-K	001-32836	10.16	3/15/2010

10.13*	Compensation Information for Non-Employee Directors.	8-K	001-32836	10.1	4/29/2013

10.14**	Exclusive License Agreement, dated as of August 12, 2005, as amended through October 21, 2009, by and between Medivation, Inc. and The Regents of the University of California.	10-Q/A	001-32836	10.18	8/20/2010

10.15	Office Lease, dated April 18, 2007, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.16	3/16/2011

10.16	Sublease, dated November 10, 2008, by and between MacFarlane Partners Investment Management, LLC and Medivation, Inc.	10-K	001-32836	10.17	3/16/2011

10.17	First Amendment to Lease, dated September 16, 2009, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.18	3/16/2011

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.18	Second Amendment to Lease, dated November 30, 2010, by and between CREA Spear Street Terrace LLC and Medivation, Inc.	10-K	001-32836	10.19	3/16/2011

10.19*	2013 Bonuses and 2014 Base Salaries for Certain Executive Officers.	8-K	001-32836	10.1	2/10/2014

10.20*	[Reserved]

10.21*	Form of Restricted Stock Unit Grant Notice and Agreement under the Amended and Restated 2004 Equity Incentive Award Plan.	10-K	001-32836	10.22	3/16/2011

10.22*	2014 Target Bonuses for Certain Executive Officers	8-K	001-32836	10.2	2/10/2014

10.23*	Bonuses for Fiscal Year 2011 and Base Salaries for Fiscal Year 2012 for Certain Executive Officers	8-K	001-32836	10.1	12/15/2011

10.24*	Medivation, Inc. 2012 Bonus Plan Summary	8-K	001-32836	10.2	12/15/2011

10.25*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2004 Equity Incentive Award Plan.	10-K	001-32836	10.22	3/16/2011

10.26*	Form of Performance Share Award Grant Notice and Agreement under the 2004 Equity Incentive Award Plan	10-K	001-32836	10.29	2/29/2012

10.27*	Form of Indemnification Agreement for directors and officers	10-K	001-32836	10.25	2/29/2012

10.28*	2012 Bonuses and 2013 Base Salaries for Named Executive Officers	8-K	001-32836	10.1	12/12/2012

10.29*	2013 Bonus Plan Summary	8-K	001-32836	10.2	12/12/2012

10.30*	Offer Letter, dated August 31, 2011, by and between Medivation, Inc. and Cheryl Cohen.	10-K	001-32836	10.26	2/29/2012

10.31	Office Lease, dated as of December 28, 2011, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.	10-K	001-32836	10.27	2/29/2012

10.32	Second Amendment to Lease, dated as of July 6, 2012, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.	10-Q	001-32836	10.2	11/9/2012

10.33	Third Amendment to Lease, dated as of September 27, 2012, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.	10-Q	001-32836	10.3	11/9/2012

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.34	Fourth Amendment to Lease, dated as of June 26, 2013, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.	10-Q	001-32836	10.2	8/8/2013

10.35	The Medivation, Inc. Employee Stock Purchase Plan.	8-K	001-32836	10.1	7/1/2013

10.36	The Medivation, Inc. 2013 Cash Performance Incentive Plan.	8-K	001-32836	10.3	7/1/2013

12.1	Computation of Ratio of Earnings to Fixed Charges					X

21.1	Subsidiaries of Medivation, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page).					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this exhibit.
†	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.