Form 10-Q/A
period 2011-06-30
MEDIVATION, INC.
filed 2014-03-24
CIK 1011835

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2011 (the “Form 10-Q”). This Amendment is being filed solely to file Exhibit 10.2 to the Form 10-Q (certain portions of which are omitted pursuant to a confidential treatment request filed with the SEC). In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits hereto.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q, including the change in our filing status to a large accelerated filer. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after August 9, 2011) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant’s other filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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