Form 10-Q
period 2014-03-31
MEDIVATION, INC.
filed 2014-05-08
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 2, 2014, 76,523,977 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$241,469	$228,788
Receivable from collaboration partner	93,251	107,210
Prepaid expenses and other current assets	17,129	17,981

Total current assets	351,849	353,979
Property and equipment, net	18,001	17,035
Restricted cash	11,972	9,899
Other non-current assets	16,238	11,737

Total assets	$398,060	$392,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$78,154	$78,758
Deferred revenue	12,698	16,931

Total current liabilities	90,852	95,689
Convertible Notes, net of unamortized discount of $47,079 and $50,336 at March 31, 2014 and December 31, 2013, respectively	211,671	208,414
Other non-current liabilities	13,584	11,600

Total liabilities	316,107	315,703
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 170,000,000 shares authorized; 76,513,737 and 75,803,020 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	765	758
Additional paid-in capital	429,014	410,350
Accumulated deficit	(347,826)	(334,161)

Total stockholders’ equity	81,953	76,947

Total liabilities and stockholders’ equity	$398,060	$392,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Collaboration revenue	$87,189	$46,154
Operating expenses:
Research and development expenses	45,919	24,908
Selling, general and administrative expenses	49,735	43,568

Total operating expenses	95,654	68,476

Loss from operations	(8,465)	(22,322)
Other income (expense), net:
Interest expense	(5,230)	(4,888)
Interest income	9	74
Other expense, net	(38)	(1)

Total other income (expense), net	(5,259)	(4,815)

Net loss before income tax benefit (expense)	(13,724)	(27,137)
Income tax benefit (expense)	59	(33)

Net loss	$(13,665)	$(27,170)

Basic and diluted net loss per common share	$(0.18)	$(0.36)

Weighted average common shares used in the calculation of basic and diluted net loss per common share	76,245	74,824

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(13,665)	$(27,170)
Other comprehensive loss:
Change in unrealized gain on available-for-sale securities, net	—	(17)

Other comprehensive loss, net	—	(17)

Comprehensive loss	$(13,665)	$(27,187)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(13,665)	$(27,170)
Adjustments for non-cash operating items:
Amortization of deferred revenue	(4,233)	(8,465)
Stock-based compensation	9,661	8,296
Amortization of debt discount and debt issuance costs	3,532	3,190
Depreciation on property and equipment	1,064	678
Accretion of discount on securities	—	(66)
Loss on disposal of equipment	—	35
Changes in operating assets and liabilities:
Receivable from collaboration partner	13,959	(4,684)
Prepaid expenses and other current assets	3,121	(1,548)
Other non-current assets	(4,806)	(173)
Accounts payable, accrued expenses and other current liabilities	(2,687)	2,862
Interest payable	1,698	1,698
Other non-current liabilities	(255)	140

Net cash provided by (used in) operating activities	7,389	(25,207)

Cash flows from investing activities:
Purchases of short-term investments	—	(59,969)
Maturities of short-term investments	—	125,000
Change in restricted cash	(2,073)	—
Purchases of property and equipment	(1,645)	(1,424)

Net cash (used in) provided by investing activities	(3,718)	63,607

Cash flows from financing activities:
Proceeds from issuance of common stock under equity incentive and stock purchase plans	9,010	1,823

Net cash provided by financing activities	9,010	1,823

Net increase in cash and cash equivalents	12,681	40,223
Cash and cash equivalents at beginning of period	228,788	71,301

Cash and cash equivalents at end of period	$241,469	$111,524

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Property and equipment expenditures incurred but not yet paid	$385	$2,499

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

Medivation, Inc. (the “Company” or “Medivation”) is a biopharmaceutical company focused on the rapid development and commercialization of novel therapies to treat serious diseases for which there are limited treatment options.

The Company’s most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which is partnered with Astellas Pharma Inc., or Astellas. On August 31, 2012, XTANDI received marketing approval from the U.S. Food and Drug Administration, or FDA, for the treatment of metastatic castration-resistant prostate cancer, or mCRPC, patients who previously received docetaxel, or post-chemotherapy mCRPC patients. The Company and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. On June 24, 2013, the Company and Astellas announced that XTANDI was granted marketing authorization in the European Union, or EU, for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. On March 24, 2014, the Company’s partner, Astellas, announced that it received approval to market on XTANDI in Japan for the treatment of patients with castration-resistant prostate cancer, or CRPC, with the precaution that the efficacy and safety of XTANDI have not been established in patients with prostate cancer who have not received chemotherapy. XTANDI is approved in more than 40 countries for the post-docetaxel indication and marketing applications for this indication are under review in multiple countries worldwide. On March 18, 2014, the Company and Astellas announced the submission of a supplemental New Drug Application, or sNDA, filing to the FDA to extend the indication for XTANDI for the treatment of men with mCRPC who have not received chemotherapy. On May 6, 2014, the Company announced that the FDA accepted the sNDA filing and granted priority review designation. The Prescription Drug User Fee Act (PDUFA) review date is September 18, 2014. On April 3, 2014, the Company and Astellas announced the submission of a variation to amend the European Marketing Authorization Application for XTANDI for the treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen deprivation therapy and in whom chemotherapy is not yet clinically indicated. The European Medicines Agency validated Astellas’ application for an amended European Marketing Authorization Application and accepted the filing. Together with Astellas, the Company is also conducting multiple trials of enzalutamide in earlier prostate cancer disease states and in patients with breast cancer.

In addition, the Company is investing in multiple early-stage research and drug discovery projects. The Company’s early-stage research and drug discovery projects focus primarily on cancer and central nervous system diseases for which it believes new therapies can substantially improve the current standard of care. These early-stage projects include technologies that are being developed through the Company’s own internal research activities as well as through in-license technology agreements with third parties.

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

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or SEC, on February 27, 2014. The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company operates in one business segment.

All tabular disclosures of dollar and share amounts are presented in thousands unless otherwise indicated. All per share amounts are presented at their actual amounts. The number of shares issuable under the Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, and the Medivation, Inc. 2013 Employee Stock Purchase Plan, or ESPP, disclosed in Note 7, “Stockholders’ Equity,” are presented at their actual amounts. Amounts presented herein may not calculate or sum precisely due to rounding.

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

Estimates and assumptions used by management principally relate to: revenue recognition, including estimates of the various deductions from gross sales used to calculate net sales of XTANDI, reliance on third-party information, and the estimated performance periods of the Company’s deliverables under its agreements with current and former collaboration partners; services performed by third parties but not yet invoiced; the fair value and forfeiture rates of equity awards under the Medivation Equity Incentive Plan and the ESPP; the probability and potential magnitude of contingent liabilities; Convertible Notes, including the Company’s estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component; determination of whether the Company is the primary beneficiary of any variable interest entities; determination of whether leases are operating or capital; and deferred income taxes, income tax provisions and accruals for uncertain income tax positions.

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

(d) Out-of-Period Adjustment

In the first quarter of 2013, the Company recorded an out-of-period correcting adjustment that increased operating expenses and net loss by $3.6 million for the three months ended March 31, 2013. Management concluded that the adjustment was not material to the full year 2013 results or any previously reported financial statements.

NOTE 3 — COLLABORATION AGREEMENT

(a) Collaboration Agreement with Astellas

In October 2009, the Company entered into the Astellas Collaboration Agreement. Under the agreement, decision making and economic participation differs between the U.S. market and the ex-U.S. market. In the United States, decisions are generally made by consensus, pre-tax profits and losses are shared equally, and, subject to certain exceptions, development and commercialization costs (including cost of goods sold and the royalty on net sales payable to The Regents of the University of California, or UCLA (or the Regents), under the Company’s license agreement with UCLA) are also shared equally. The primary exceptions to equal cost sharing in the U.S. market are that each party is responsible for its own commercial full-time equivalent, or FTE, costs, and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company and Astellas are co-promoting XTANDI in the U.S. market, with each company providing half of the sales and medical affairs effort in support of the product. Both the Company and Astellas are entitled to receive a fee for each qualifying detail made by its respective sales representatives. Outside the United States, decisions are generally made by Astellas and all development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA) are borne by Astellas. Astellas retains all ex-U.S. profits and losses, and pays the Company a tiered royalty ranging from the low teens to the low twenties on any aggregate net sales of XTANDI outside the United States, or ex-U.S. XTANDI sales. Astellas has sole responsibility for promoting XTANDI outside the United States, and for recording all XTANDI sales both inside and outside the United States. Both the Company and Astellas have agreed not to commercialize certain other products having a similar mechanism of action (as defined by the Astellas Collaboration Agreement) as XTANDI for the treatment of prostate cancer for a specified time period, subject to certain exceptions.

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, up-front cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments and up to $320.0 million in sales milestone payments. As of March 31, 2014, the Company has earned an aggregate of $93.0 million in development milestone payments and $25.0 million in sales milestone payments under the Astellas Collaboration Agreement. The Company expects that any of the remaining $242.0 million in development milestone payments and the remaining $295.0 million in sales milestone payments that the Company may earn in future periods will be recognized as revenue in their entirety in the period in which the underlying milestone event is achieved. During the second quarter of 2014, the Company earned and will recognize as collaboration revenue $47.0 million of the remaining development milestone payments from Astellas as a result of the achievement of certain defined development milestone events.

The triggering events for the remaining development milestone payments the Company is eligible to receive under the Astellas Collaboration Agreement are as follows:

Milestone Event	4th line prostate cancer patients(1)	3rd line prostate cancer patients(2)		2 nd line prostate cancer patients(3) (4)
First acceptance for filing of a marketing application in:
The U.S.	(5)	$10 million	(7)	$15 million	(7)
The first major country in Europe	(5)	$5 million	(8)	$10 million	(8)
Japan	(5)	$5 million		$10 million
First approval of a marketing application in:
The U.S.	(5)	$30 million		$60 million
The first major country in Europe	(5)	$15 million		$30 million
Japan	(6)	$15 million		$30 million

(1)	Defined as prostate cancer patients who meet each of the following three criteria: (a) prior treatment failure on either (i) one or more luteinizing hormone-releasing hormone, or LHRH, analog drugs or (ii) surgical castration; (b) prior treatment failure on one or more androgen receptor antagonist drugs; and (c) prior treatment failure on chemotherapy.

(2)	Defined as prostate cancer patients who meet each of the following three criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; (b) prior treatment failure on one or more androgen receptor antagonist drugs; and (c) no prior exposure to chemotherapy for prostate cancer.

(3)	Defined as prostate cancer patients who meet each of the following two criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; and (b) no prior treatment failure on one or more androgen receptor antagonist drugs.

(4)	An additional milestone payment of $7.0 million is payable upon the first to occur of: (a) first approval of a marketing application in the United States with a label encompassing 2nd line prostate cancer patients; (b) first approval of a marketing application in the first major country in Europe with a label encompassing 2nd line prostate cancer patients; (c) first approval of a marketing application in Japan with a label encompassing 2nd line prostate cancer patients; or (d) first patient dosed in a Phase 3 clinical trial other than the PREVAIL trial that is designed specifically to support receipt of marketing approval in 2nd line patients. This milestone has been earned in the second quarter of 2014 and will be recognized as collaboration revenue during the second quarter of 2014.

(5)	These milestone payments totaling $78.0 million were earned and recognized as collaboration revenue prior to 2014. Payments totaling $78.0 million have been received as of March 31, 2014.

(6)	In March 2014, the Company’s partner, Astellas, obtained XTANDI marketing approval for the treatment of patients with castration-resistant prostate cancer, or CRPC, in Japan with the precaution that the efficacy and safety of XTANDI have not been established in patients with prostate cancer who have not received chemotherapy. The Japanese marketing approval triggered a $15.0 million milestone payment, which has been recognized as collaboration revenue during the first quarter of 2014. The milestone payment, which was included in “receivable from collaboration partner” on the accompanying unaudited consolidated balance sheet at March 31, 2014, was received during the second quarter of 2014.

(7)	These milestones totaling $25.0 million have been earned in May 2014 as a result of the FDA’s acceptance for filing of the sNDA to extend the indication of XTANDI for the treatment of men with mCRPC who have not received chemotherapy and will be recognized as collaboration revenue during the second quarter of 2014.

(8)	These milestones totaling $15.0 million have been earned in April 2014 as a result of the European Medicines Agency’s validation of Astellas’ application for an amended European Marketing Authorization Application and acceptance of the filing for the treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen deprivation therapy and in whom chemotherapy is not yet clinically indicated and will be recognized as collaboration revenue during the second quarter of 2014.

The triggering events for the remaining sales milestone payments the Company is eligible to receive are as follows:

Annual Global Net Sales in a Calendar Year	Milestone Payment(1)
$800 million	$50 million
$1.2 billion	$70 million
$1.6 billion	$175 million

(1)	Each milestone shall only be paid once during the term of the Astellas Collaboration Agreement.

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

(b) Collaboration Revenue

Collaboration revenue consists of three components: (a) collaboration revenue attributable to U.S. XTANDI sales; (b) collaboration revenue attributable to ex-U.S. XTANDI sales; and (c) collaboration revenue attributable to up-front and milestone payments.

Collaboration revenue was as follows:

	Three Months Ended March 31,
	2014	2013
Collaboration revenue:
Attributable to U.S. XTANDI sales	$62,225	$37,689
Attributable to ex-U.S. XTANDI sales	5,731	—
Attributable to up-front and milestone payments	19,233	8,465

Total	$87,189	$46,154

The Company is required to pay UCLA ten percent of all Sublicensing Income, as defined in the Company’s license agreement with UCLA. The Company is currently involved in certain litigation matters with UCLA regarding certain terms of the license agreement and other matters, which are discussed in Note 10, “Commitments and Contingencies.”

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

Collaboration revenue attributable to U.S. XTANDI sales was as follows:

	Three Months Ended March 31,
	2014	2013
Net U.S. sales (as reported by Astellas)	$124,451	$75,378
Shared U.S. development and commercialization costs	(77,707)	(57,670)

Pre-tax U.S. profit	$46,744	$17,708

Medivation’s share of pre-tax U.S. profit	$23,372	$8,854
Reimbursement of Medivation’s share of shared U.S. costs	38,853	28,835

Collaboration revenue attributable to U.S. XTANDI sales	$62,225	$37,689

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

Collaboration revenue attributable to ex-U.S. XTANDI sales was $5.7 million for the three months ended March 31, 2014. There was no collaboration revenue attributable to ex-U.S. XTANDI sales for the three months ended March 31, 2013.

Collaboration Revenue Attributable to Up-front and Milestone Payments

Collaboration revenue attributable to up-front and milestone payments from Astellas was $19.2 million and $8.5 million for three months ended March 31, 2014 and 2013, respectively. Deferred revenue under the Astellas Collaboration Agreement was $12.7 million and $16.9 million at March 31, 2014 and December 31, 2013, respectively.

(c) Cost-Sharing Payments

Under the Astellas Collaboration Agreement, the Company and Astellas share certain development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA) in the United States. For the three months ended March 31, 2014 and 2013, development cost sharing payments from Astellas were $15.9 million and $7.2 million, respectively, and were recorded as reductions in research and development, or R&D, expenses. For the three months ended March 31, 2014 and 2013, commercialization cost-sharing payments to Astellas were $7.6 million and $4.8 million, respectively, and were recorded as increases in selling, general, and administrative, or SG&A, expenses.

NOTE 4 — NET INCOME (LOSS) PER COMMON SHARE

The computation of basic net income (loss) per common share is based on the weighted-average number of common shares outstanding during each period. The computation of diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, stock appreciation rights, warrants, ESPP shares, and shares issuable upon conversion of convertible debt.

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

Potentially dilutive common shares have been excluded from the diluted net loss per common share computations for the three months ended March 31, 2014 and 2013 because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss in each of these periods. Outstanding securities, and the number of potentially dilutive common shares underlying such securities, were as follows:

	March 31,
	2014	2013
Stock options	6,503	6,898
Convertible Notes	5,050	5,050
Restricted stock units	532	383
Stock appreciation rights	506	427
Warrants	20	46

Total	12,611	12,804

NOTE 5 — CONVERTIBLE SENIOR NOTES DUE 2017

On March 19, 2012, the Company issued $258.8 million aggregate principal amount of the Convertible Notes. The Company pays interest semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes mature on April 1, 2017, unless earlier converted, redeemed or repurchased in accordance with their terms. The Convertible Notes are general senior unsecured obligations and rank (1) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes, (2) equal in right of payment to any of the Company’s future indebtedness and other liabilities of the Company that are not so subordinated, (3) junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness and (4) structurally junior to all future indebtedness incurred by the Company’s subsidiaries and their other liabilities (including trade payables).

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

At March 31, 2014, the Convertible Notes met a requirement of convertibility because the Company’s common stock price was in excess of the stated conversion premium for at least 20 trading days in the period of 30 consecutive trading days ending on March 31, 2014. The Convertible Notes remain convertible through June 30, 2014. Convertibility of the Convertible Notes based on the trading price of the Company’s common stock is assessed on a calendar-quarter basis. Upon a conversion of the Convertible Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of both, at the Company’s election. Through the date of the filing of this Quarterly Report on Form 10Q, no Convertible Note holders have presented their Convertible Notes for conversion to the Company. As of March 31, 2014, the conversion rate was 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock. The conversion rate is subject to adjustment in certain events, such as distribution of dividends and stock splits. In addition, upon a Make-Whole Adjustment Event (as defined in the Indenture), the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Convertible Notes in connection with such Make-Whole Adjustment Event.

Interest expense on the Convertible Notes consisted of the following:

	Three Months Ended March 31,
	2014	2013
Coupon interest expense	$1,698	$1,698
Non-cash amortization of debt discount	3,257	2,943
Non-cash amortization of debt issuance costs	275	247

Total	$5,230	$4,888

NOTE 6 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	March 31, 2014	December 31, 2013
Clinical and preclinical activities	$39,807	$34,182
Royalties and milestones payable	8,188	6,377
Accounts payable	9,388	3,290
Payroll and payroll-related	8,924	23,832
Accrued professional services and other current liabilities	8,451	9,379
Interest payable	3,396	1,698

Total	$78,154	$78,758

Accounts payable represents short-term liabilities for which the Company has received and processed a vendor invoice prior to the end of the reporting period. Accrued expenses and other current liabilities represent, among other things, compensation and related benefits to employees; royalties, milestones, and upfront payments that are due to licensors of technologies; cash interest payable related to the Company’s Convertible Notes; estimated amounts due to third party vendors for services rendered prior to the end of the reporting period; and invoices received from third party vendors.

NOTE 7 — STOCKHOLDERS’ EQUITY

(a) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at March 31, 2014.

(b) Medivation Equity Incentive Plan

The Medivation Equity Incentive Plan provides for the issuance of options and other stock-based awards, including restricted stock units, performance share awards and stock appreciation rights. The vesting of all outstanding awards under the Medivation Equity Incentive Plan will accelerate, and all such share awards will become immediately exercisable, upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan. As of March 31, 2014, the aggregate number of shares of common stock authorized for issuance under the Medivation Equity Incentive Plan was 19,150,000 shares, of which approximately 791,000 shares were available for issuance.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2013	6,614,534	$22.12
Granted	644,185	$76.84
Exercised	(657,452)	$9.76
Forfeited	(98,021)	$54.39

Outstanding at March 31, 2014	6,503,246	$28.30	6.91	$242.2

Vested and exercisable at March 31, 2014	3,985,481	$16.33	5.79	$191.5

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $64.37 of the Company’s common stock on March 31, 2014. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on March 31, 2014. The amounts are presented in millions.

The weighted-average grant-date fair value per share of options granted during the three months ended March 31, 2014 was $42.63.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2013	311,347	$52.57
Granted	242,146	$83.40
Vested	(2,500)	$54.36
Forfeited	(18,655)	$56.97

Unvested at March 31, 2014	532,338	$66.63

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the three months ended March 31, 2014:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2013	806,116	$23.98
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Outstanding at March 31, 2014	806,116	$23.98	7.81	$32.6

Vested and exercisable at March 31, 2014	448,714	$23.99	7.85	$18.1

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $64.37 of the Company’s common stock on March 31, 2014. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on March 31, 2014. The amounts are presented in millions.

(c) Medivation Employee Stock Purchase Plan

The ESPP, which was approved by the Company’s stockholders on June 28, 2013, permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or end of a purchase period. Eligible employee contributions are limited on an annual basis to $25,000 in accordance with Section 423 of the Internal Revenue Code. The first purchase period under the ESPP commenced on October 1, 2013 and concluded on March 31, 2014. As of March 31, 2014, a total of 3,000,000 shares of the Company’s common stock were authorized for issuance under the ESPP, and 50,765 shares have been issued.

(d) Stock-Based Compensation

The Company estimates the fair value of stock options, stock appreciation rights, and ESPP shares using the Black-Scholes valuation model. The Black-Scholes assumptions used to estimate the fair value of stock options granted during the period were as follows:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.57%-1.65%	0.93-0.94%
Estimated term (in years)	5.23	5.24
Estimated volatility	64%	68%
Estimated dividend yield	—	—

No ESPP offering periods commenced during the three months ended March 31, 2014 and 2013, respectively.

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense recognized as:
R&D expense	$4,122	$3,818
SG&A expense	5,539	4,478

Total	$9,661	$8,296

Unrecognized stock-based compensation expense totaled $95.0 million at March 31, 2014 and is expected to be recognized over a weighted-average period of 2.74 years.

NOTE 8 — INCOME TAXES

The Company calculates its quarterly income tax provision in accordance with the guidance provided by ASC 740-270, “Interim Income Tax Accounting,” whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). The Company’s income tax benefit (expense) for the three months ended March 31, 2014 and 2013 was not significant.

Based upon the weight of available evidence, which includes the Company’s historical operating performance and reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not.

NOTE 9 — FAIR VALUE DISCLOSURES

The following table presents the Company’s cash equivalents as well as the hierarchy for its financial instruments measured at fair value on a recurring basis:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
March 31, 2014:
Cash equivalents:
Money market funds	$190,671	$190,671	—	—
December 31, 2013:
Cash equivalents:
Money market funds	$189,092	$189,092	—	—

The following table presents the total balance of the Company’s other financial instruments that are not measured at fair value on a recurring basis:

		Fair value measurements using:
	Total Balance	Level 1	Level 2	Level 3
March 31, 2014:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$50,798	$50,798	—	—
Liabilities:
Convertible Notes	$267,824	—	$267,824	—
December 31, 2013:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$39,696	$39,696	—	—
Liabilities:
Convertible Notes	$277,145	—	$277,145	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivable from collaboration partner, accounts payable and accrued expenses and other current liabilities approximate their carrying value. The estimated fair value of the Company’s Convertible Notes, including the equity component, was $370.4 million and $383.3 million at March 31, 2014 and December 31, 2013, respectively, and was determined using recent trading prices of the Convertible Notes. The fair value of the Convertible Notes included in the table above represents only the liability component of the Convertible Notes, because the equity component is included in stockholders’ equity on the consolidated balance sheets. For the purposes of the table above, the fair value of the Convertible Notes was bifurcated between the debt and equity components in a ratio similar to the principal amounts of the Convertible Notes.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

(a) Lease Obligations

In the first quarter of 2014, the Company entered into the Fifth Amendment to its headquarters lease agreement in San Francisco, California, pursuant to which it leased approximately 29,000 additional square feet of office space. The Company is entitled to approximately $0.9 million of tenant improvement allowances pursuant to the Fifth Amendment. In connection with the execution of the Fifth Amendment, the Company delivered to the lessor a letter of credit collateralized by restricted cash totaling $2.1 million. In total, at March 31, 2014, the Company leased approximately 127,000 square feet of office space pursuant to the agreement, as amended, which expires in June 2019. Lease commitments pursuant to the Fifth Amendment are approximately $9.6 million over the term of the lease. There were no other changes to the Company’s lease obligations from that disclosed in the Company’s Annual Report.

(b) Restricted Cash

The Company had outstanding letters of credit collateralized by restricted cash totaling $12.0 million and $9.9 million at March 31, 2014 and December 31, 2013, respectively, to secure various leases, which were classified as long-term assets on the consolidated balance sheets.

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

The Company is required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon achievement of certain development and regulatory milestone events with respect to XTANDI (all of which has been paid as of March 31, 2014), (c) ten percent of all Sublicensing Income, as defined in the agreement, which the Company earns under the Astellas Collaboration Agreement, and (d) a four percent royalty on global net sales of XTANDI, as defined. Under the terms of the Astellas Collaboration Agreement, the Company shares this royalty obligation equally with Astellas with respect to sales in the United States, and Astellas is responsible for this entire royalty obligation with respect to sales outside of the United States. The Company is currently involved in certain litigation matters with UCLA, which are discussed below.

UCLA may terminate the agreement if the Company does not meet a general obligation to diligently proceed with the development, manufacturing and sale of licensed products, or if it commits any other uncured material breach of the agreement. The Company may terminate the agreement at any time upon advance written notice to UCLA. If neither party terminates the agreement early, the agreement will continue in force until the expiration of the last-to-expire patent on a country by country basis.

(d) Research and License Agreement

In March 2014, the Company entered into a Research and License Agreement with OncoFusion Therapeutics, Inc., or OncoFusion, for certain compounds targeting Bromodomain and Extra-Terminal (BET) proteins for potential use in oncology and other disease areas. Under the agreement, the Company gained exclusive worldwide rights for the development and commercialization of these compounds and will have access to OncoFusion’s library of small molecule BET bromodomain inhibitor compounds from which the Company may select compounds to move forward into drug discovery and development efforts. Under the terms of the agreement, the Company paid OncoFusion a $12.0 million license and research agreement fee during the second quarter of 2014, which was accrued at March 31, 2014. The Company could also be required to pay OncoFusion potential future development and sales milestone payments, subject to the achievement of defined clinical and commercial events, and royalties based on sales. Such future milestone and royalty payments are contingent upon future events that may or may not materialize.

(e) Litigation

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

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. In March 2012, after the court dismissed with prejudice the lead plaintiff’s first and second amended complaints with prejudice, the court entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012. The U.S. Circuit Court of Appeals for the Ninth Circuit affirmed the district court’s decision on March 7, 2014.

In May 2011, the Company filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. The Company’s allegations in this lawsuit include that it has exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat non-metastatic CRPC population. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, the Company filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. The Company seeks remedies including a declaration that it is the proper licensee of ARN-509, contractual remedies conferring to it exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against the Company seeking declaratory relief which, if granted, would require the Company to share with the Regents ten percent of any sales milestone payments it may receive under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. Under the Astellas Collaboration Agreement, the Company is eligible to receive up to $320.0 million in sales milestone payments. As of March 31, 2014, the Company has earned $25.0 million in sales milestones under the Astellas Collaboration Agreement. The Company recorded a $2.5 million accrued payment to UCLA at December 31, 2013, representing ten percent of the $25.0 million sales milestone payment, which was paid to UCLA during the first quarter of 2014. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, the Company filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has commenced. The bench trial of the Regent’s cross-complaint against the Company was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which the Company appealed on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of the Company’s breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of the Company on the breach of contract claim, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment for the prevailing party Medivation on the contract claim, and entering judgment in favor of the Regents professor on the fraud claims. The Company’s notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. On April 11, 2014, UCLA filed a complaint against the Company in which UCLA alleges that Medivation and Medivation Prostate Therapeutics, Inc. (MPT) have failed to pay UCLA ten percent of “Operating Profits” Medivation has received (and will continue to receive) from Astellas, as a result of the 2009 Collaboration Agreement, and that Medivation has breached its fiduciary duties to UCLA, as minority shareholder of MPT. The Company denies UCLA’s allegations and intends to vigorously defend the litigation.

While the Company believes it has meritorious positions with respect to the claims asserted against it and intends to advance its positions in these lawsuits vigorously, including on appeal, the process of resolving matters through litigation or other means is inherently uncertain, and it is not possible to predict the ultimate resolution of any such proceeding. The actual costs of defending the Company’s position may be significant, and the Company may not prevail. The Company believes it is entitled to coverage under its relevant insurance policies with respect to the putative securities class action lawsuits, subject to a $350,000 retention, but coverage could be denied or prove to be insufficient.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013, or Annual Report, The following discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue” “anticipate,” “intend,” “plan,” or similar words, or negatives of such terms or variations on such terms of comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the commercialization of XTANDI® (enzalutamide) capsules, or XTANDI, the continuation and success of our collaboration with Astellas Pharma, Inc., or Astellas, the timing, progress and results of our clinical trials, and our product development activities. The forward-looking statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, involve a number of risks, uncertainties and assumptions, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the results anticipated by such statements will occur. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations, trading price of our common stock or of our 2.625%

convertible senior notes due on April 1, 2017, or the Convertible Notes, is not necessarily indicative of future performance. We disclaim any intention or obligation to update, supplement or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biopharmaceutical company focused on the rapid development and commercialization of novel therapies to treat serious diseases for which there are limited treatment options.

Our most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which we have partnered with Astellas Pharma, Inc., or Astellas. On August 31, 2012, XTANDI received marketing approval from the U.S. Food and Drug Administration, or FDA, for the treatment of metastatic castration-resistant prostate cancer, or mCRPC, patients who previously received docetaxel, or post-chemotherapy mCRPC patients. We and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. On June 24, 2013, we and Astellas announced that XTANDI was granted marketing authorization in the European Union, or EU, for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. On March 24, 2014, our partner Astellas announced that it received approval to market XTANDI in Japan for the treatment of patients with castration-resistant prostate cancer, or CPRC, with the precaution that the efficacy and safety of XTANDI have not been established in patients with prostate cancer who have not received chemotherapy. XTANDI is approved in more than 40 countries for the post-docetaxel indication and marketing applications for this indication are under review in multiple countries worldwide. On March 18, 2014, we and Astellas announced the submission of a supplemental New Drug Application, or sNDA, filing to the FDA to extend the indication for XTANDI for the treatment of men with mCRPC who have not received chemotherapy. On May 6, 2014, we announced that the FDA accepted the sNDA filing and granted priority review designation. The FDA Prescription Drug User Fee Act (PDUFA) review date is September 18, 2014. On April 3, 2014, we and Astellas announced the submission of a variation to amend the European Marketing Authorization Application for XTANDI for the treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen deprivation therapy and in whom chemotherapy is not yet clinically indicated. The European Medicines Agency validated Astellas’ application for an amended European Marketing Authorization Application and accepted the filing. Together with Astellas, we are also conducting multiple trials of enzalutamide in earlier prostate cancer disease states and in patients with breast cancer.

In addition, we are investing in multiple early-stage research and drug discovery projects. Our early-stage research and drug discovery projects focus primarily on cancer and central nervous system diseases for which we believe new therapies can substantially improve the current standard of care. Our early-stage projects include technologies that are being developed through our own internal research activities as well as through in-license technology agreements with third parties.

Business Highlights

•	On March 24, 2014, our partner, Astellas, announced that they received approval to market XTANDI in Japan for the treatment of patients with castration-resistant prostate cancer, or CRPC, with the precaution that the efficacy and safety of XTANDI have not been established in patients with prostate cancer who have not received chemotherapy. This approval triggered a $15.0 million milestone payment from Astellas that we earned and recognized as collaboration revenue during the first quarter of 2014.

•	On March 18, 2014, we and Astellas announced the submission of a supplemental New Drug Application, or sNDA, filing to extend the indication for XTANDI for the treatment of men with mCRPC who have not received chemotherapy. On May 6, 2014, we announced that the FDA accepted the sNDA filing and granted priority review designation. The Prescription Drug User Fee Act, or PDUFA, review date is September 18, 2014. The FDA’s acceptance for filing of the sNDA triggered a $25.0 million milestone payment from Astellas, which we will recognize as collaboration revenue during the second quarter of 2014.

•	On April 3, 2014, we and Astellas announced the submission of a variation to amend the European Marketing Authorization Application for XTANDI for the treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen deprivation therapy and in whom chemotherapy is not yet clinically indicated. The European Medicines Agency validated Astellas’ application for an amended European Marketing Authorization Application and accepted the filing, triggering a $15.0 million milestone payment, which we will recognize as collaboration revenue in the second quarter of 2014.

•	We completed patient enrollment in the STRIVE trial in March 2014, which enrolled approximately 400 men with either metastatic or non-metastatic disease in the United States.

•	In March 2014, we entered into a Research and License Agreement with OncoFusion Therapeutics, Inc., or OncoFusion, for certain compounds targeting Bromodomain and Extra-Terminal (BET) proteins for potential use in oncology and other disease areas. Under the agreement, we gained exclusive worldwide rights for the development and commercialization of these compounds and will have access to OncoFusion’s growing library of small molecule BET bromodomain inhibitor compounds from which we may select compounds to move forward into drug discovery and development efforts.

First Quarter 2014 Financial Highlights

•	Net sales of XTANDI in the United States for the three months ended March 31, 2014, as reported by Astellas, were $124.5 million, an increase of $49.1 million, or 65%, from the three months ended March 31, 2013.

•	Net sales of XTANDI outside of the United States for the three months ended March 31, 2014, as reported by Astellas, were $47.8 million. No significant ex-U.S. XTANDI sales were reported during the three months ended March 31, 2013.

•	Collaboration revenue for the three months ended March 31, 2014 was $87.2 million, an increase of $41.0 million, or 89%, from the three months ended March 31, 2013.

•	Development milestone payments earned under the Astellas Collaboration Agreement were $15.0 million for the three months ended March 31, 2014. At March 31, 2014, the remaining development and sales milestone payments that may potentially be earned under the Astellas Collaboration Agreement were $242.0 million and $295.0 million, respectively. During the second quarter of 2014, we have earned and will recognize as collaboration revenue $47.0 million of the remaining development milestone payments from Astellas as a result of the achievement of certain defined development milestone events.

•	Total operating expenses for the three months ended March 31, 2014 were $95.7 million, an increase of $27.2 million, or 40%, from the three months ended March 31, 2013. Operating expenses included non-cash stock-based compensation expense of $9.7 million and $8.3 million for the three months ended March 31, 2014 and 2013, respectively.

•	Cash and cash equivalents were $241.5 million at March 31, 2014, an increase of $12.7 million, or 6%, from $228.8 million at December 31, 2013.

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

We have identified our most critical accounting policies and estimates upon which our financial statements depend as those relating to: revenue recognition, including estimates of the various deductions from gross sales used to calculate net sales of XTANDI, reliance on third-party information, and the estimated performance periods of our deliverables under our current and former agreements with collaboration partners, stock-based compensation; research and development expenses and accruals; litigation; leases; Convertible Notes, including our estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component; determination of whether we are the primary beneficiary of any variable interest entities, or VIEs; and income taxes. As of March 31, 2014, there have been no significant or material changes to our critical accounting policies or estimates from that disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Results of Operations

Collaboration Revenue

Collaboration revenue consists of three components: (a) collaboration revenue attributable to U.S. XTANDI sales; (b) collaboration revenue attributable to ex-U.S. XTANDI sales; and (c) collaboration revenue attributable to up-front and milestone payments.

Collaboration revenue was as follows:

	Three Months Ended March 31,
	2014	2013
Collaboration revenue:
Attributable to U.S. XTANDI sales	$62,225	$37,689
Attributable to ex-U.S. XTANDI sales	5,731	—
Attributable to up-front and milestone payments	19,233	8,465

Total	$87,189	$46,154

We are required to pay UCLA ten percent of all Sublicensing Income, as defined in our license agreement with UCLA. We are currently involved in certain litigation matters with UCLA regarding certain terms of the license agreement and other matters, which are discussed in Part II, Item 1, “Legal Proceedings.”

Collaboration Revenue Attributable to U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. We and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, we and Astellas also share equally all XTANDI development and commercialization costs attributable to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under our XTANDI license agreement. The primary exceptions to 50/50 cost sharing are that each party is responsible for its own commercial full-time equivalent, or FTE, costs, and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by us and two-thirds by Astellas. Both we and Astellas are entitled to receive a fee for each qualifying detail made by our respective sales representatives. We recognize collaboration revenue attributable to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue attributable to U.S. XTANDI sales consists of our share of pre-tax profits and losses from U.S. XTANDI sales, plus reimbursement of our share of reimbursable U.S. development and commercialization costs. Our collaboration revenue attributable to U.S. XTANDI sales in any given period will be mathematically equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

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

Net sales of XTANDI in the United States for the three months ended March 31, 2014, as reported by Astellas, increased $49.1 million, or 65%, as compared to the three months ended March 31, 2013. The increase over the prior year period was primarily the result of higher volumes. The net sales of XTANDI in the United States as reported by Astellas for the quarter ended March 31, 2014 also included favorable gross-to-net adjustments of approximately $9.0 million.

Collaboration revenue attributable to U.S. XTANDI sales was as follows:

	Three Months Ended March 31,
	2014	2013
Net U.S. sales (as reported by Astellas)	$124,451	$75,378
Shared U.S. development and commercialization costs	(77,707)	(57,670)

Pre-tax U.S. profit	$46,744	$17,708

Medivation’s share of pre-tax U.S. profit	$23,372	$8,854
Reimbursement of Medivation’s share of shared U.S. costs	38,853	28,835

Collaboration revenue attributable to U.S. XTANDI sales	$62,225	$37,689

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

Collaboration revenue attributable to ex-U.S. XTANDI sales was $5.7 million for the three months ended March 31, 2014. XTANDI was first approved for sale outside of the U.S. in June 2013. There was no collaboration revenue attributable to ex-U.S. XTANDI sales for the three months ended March 31, 2013.

Collaboration Revenue Attributable to Up-front and Milestone Payments

Collaboration revenue attributable to up-front and milestone payments from Astellas was $19.2 million for three months ended March 31, 2014, an increase of $10.8 million, or 127%, from $8.5 million for the prior year period. During the first quarter of 2014, we earned $15.0 million of development milestone payments under the Astellas Collaboration Agreement as a result of the marketing approval of XTANDI in Japan for the treatment of patients with CRPC, with the precaution that the efficacy and safety of XTANDI have not been established in patients with prostate cancer who have not received chemotherapy. In addition, the increase was also due to a change in our estimated performance period under the Astellas Collaboration Agreement during the third quarter of 2013. At March 31, 2014, we estimated that our remaining performance obligations would be completed in the fourth quarter of 2014.

Deferred revenue under the Astellas Collaboration Agreement was $12.7 million at March 31, 2014.

Research and Development Expenses

Research and development, or R&D, expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development expenses	$45,919	$24,908
Percentage change	84%

R&D expenses increased by $21.0 million, or 84%, to $45.9 million for the three months ended March 31, 2014 from $24.9 million for the prior year period. The increase was primarily due to a $12.0 million license and research agreement fee to OncoFusion as well as an increase in third party clinical and preclinical development costs of $5.5 million.

R&D expenses represented 48% and 36% of total operating expenses for the three months ended March 31, 2014 and 2013, respectively. R&D headcount increased to 178 full-time employees at March 31, 2014 from 111 full-time employees at March 31, 2013.

Under the Astellas Collaboration Agreement, we and Astellas share certain development costs in the United States. Development cost-sharing payments from Astellas, and corresponding reductions in R&D expenses, were $15.9 million and $7.2 million for the three months ended March 31, 2014 and 2013, respectively.

We are currently engaged in two major R&D programs: the development of enzalutamide for the treatment of prostate and breast cancer and multiple early-stage research and drug discovery projects. R&D costs are identified as either directly allocable to one of our R&D programs or an indirect cost, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical, preclinical, and drug discovery costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, upfront and milestone payments under license agreements, personnel costs (including both cash costs and non-cash stock-based compensation costs), contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs and other administrative and support costs. The following table summarizes the direct costs attributable to each program and total indirect costs:

	Three Months Ended March 31,
	2014	2013
Direct costs:
Our XTANDI (enzalutamide) program or	$20,288	$17,170
Our early-stage research and drug discovery	21,572	5,876

Total direct costs	41,860	23,046
Indirect costs	4,059	1,862

Total	$45,919	$24,908

Our R&D programs may change from time to time as we evaluate our priorities and available resources.

For a detailed discussion of the risks and uncertainties associated with the timing and cost of completing a product development plan, see Part II Item 1A, “Risk Factors—Risks Related to Our Future Product Development Candidates” of this Quarterly Report.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Selling, general and administrative expenses	$49,735	$43,568
Percentage change	14%

SG&A expenses increased by $6.2 million, or 14%, to $49.7 million for the three months ended March 31, 2014 from $43.6 million for the prior year period. The increase was primarily due to a $3.8 million increase in third-party sales and marketing expenses, a $1.9 million increase in personnel costs resulting from higher staffing levels, $1.1 million of royalty expense to UCLA on net sales of XTANDI, and a $1.2 million increase in consulting and other professional fees, partially offset by a $1.5 million decrease in legal fees relating primarily to the timing of our litigation against UCLA, one of its professors and Johnson & Johnson. Additional information regarding the litigation is included in Part II, Item 1, “Legal Proceedings.”

SG&A expenses represented 52% and 64% of total operating expenses for the three months ended March 31, 2014 and 2013, respectively. SG&A headcount increased to 215 full-time employees at March 31, 2014 from 163 full-time employees at March 31, 2013.

Under our collaboration with Astellas, we are responsible for fifty percent of the cost of goods sold and the royalty payable to UCLA on U.S. net sales of XTANDI. Our share of these items is included in SG&A in our consolidated statements of operations. As such, those components of our reported SG&A will fluctuate in correlation with net sales of XTANDI in the U.S.

Under the Astellas Collaboration Agreement, we and Astellas share certain commercialization costs in the United States. Commercialization cost-sharing payments to Astellas, and corresponding increases in SG&A expense, were $7.6 million and $4.8 million for the three months ended March 31, 2014 and 2013, respectively.

Other Income (Expense), Net

The components of other income (expense), net were as follows:

	Three Months Ended March 31,
	2014	2013
Other income (expense), net:
Coupon interest expense on Convertible Notes	$(1,698)	$(1,698)
Non-cash amortization of debt discount and issuance costs on Convertible Notes	(3,532)	(3,190)
Interest income	9	74
Other expense, net	(38)	(1)

Total	$(5,259)	$(4,815)

Other income (expense), net consists of coupon interest expense and non-cash interest expense on the Convertible Notes, interest income on our cash equivalents and short-term investment balances, and the impact of changes in foreign exchange rates on our foreign currency-denominated payables. The impact of foreign exchange rates on our results of operations fluctuates from period to period based upon our foreign currency exposures resulting from changes in applicable foreign exchange rates associated with our foreign currency denominated payables and was not significant during the periods presented.

Income Tax Benefit (Expense)

Income tax benefit (expense) and the effective income tax rate were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Income tax benefit (expense)	$59	$(33)
Effective income tax rate	0.43%	(0.14)%

Income tax benefit (expense) for the three months ended March 31, 2014 and 2013 was not significant.

Liquidity and Capital Resources

Sources of Liquidity and Access to Capital

We have incurred significant annual net losses since our inception. We have funded our operations primarily through public offerings of our common stock, the issuance of our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, and from the up-front, milestone and cost-sharing payments under agreements with our current and former collaboration partners and, subsequent to September 13, 2012, from collaboration revenue attributable to XTANDI sales. As of March 31, 2014, we had earned a total of $93.0 million in development milestone payments and $25.0 million in sales milestone payments under the Astellas Collaboration Agreement, and remained eligible to earn an additional $242.0 million in development milestone payments and $295.0 million in sales milestone payments under the Astellas Collaboration Agreement. Subsequent to March 31, 2014, we have earned $47.0 million of the remaining development milestone payments. Under our license agreement with UCLA, we are required to pay UCLA ten percent of development milestone payments we earn from Astellas. UCLA has also asserted that we are required to pay UCLA ten percent of any sales milestone payments and “Operating Profits” that we receive from Astellas. We deny UCLA’s allegations and intend to vigorously defend the litigation. For more information about this litigation, see Part II, Item 1, “Legal Proceedings.”

At March 31, 2014, we had cash and cash equivalents of $241.5 million. Based on our current expectations, we believe our capital resources at March 31, 2014 combined with our anticipated future cash flows will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong. For a detailed discussion of the risks and uncertainties associated with our sources of liquidity and access to capital, see Part II, Item 1A, “Risk Factors—Risks Related to the Operation of Our Business.”

Cash Flow Analysis

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2014	2013
Net cash provided by :
Operating activities	$7,389	$(25,207)
Investing activities	(3,718)	63,607
Financing activities	9,010	1,823

Net change in cash and cash equivalents	$12,681	$40,223

Net cash provided by operating activities totaled $7.4 million for the three months ended March 31, 2014, which consisted of positive changes in our operating assets and liabilities of $11.0 million and non-cash items of $10.0 million, partially offset by our net loss of $13.7 million. Non-cash items consisted of non-cash stock-based compensation expense of $9.7 million, non-cash interest expense on the Convertible Notes of $3.5 million, and depreciation expense on property and equipment of $1.1 million, partially offset by non-cash amortization of deferred revenue of $4.2 million. The positive cash flow from changes in operating assets and liabilities of $11.0 million arose in the ordinary course of business.

Net cash used in operating activities totaled $25.2 million for the three months ended March 31, 2013, which consisted of our net loss of $27.2 million and negative changes in our operating assets and liabilities of $1.7 million, partially offset by non-cash items of $3.7 million. Non-cash items consisted primarily of non-cash stock-based compensation expense of $8.3 million and non-cash interest on our Convertible Notes of $3.2 million, partially offset by non-cash amortization of deferred revenue of $8.5 million. The negative cash flow from changes in operating assets and liabilities of $1.7 million arose in the ordinary course of business.

Net cash used in investing activities totaled $3.7 million for the three months ended March 31, 2014 and consisted of a $2.1 million increase in letters of credit collateralized by restricted cash to secure various operating leases and capital expenditures of $1.6 million. Net cash provided by investing activities totaled $63.6 million for the three months ended March 31, 2013, consisting of net maturities of short-term investments of $65.0 million, partially offset by $1.4 million of capital expenditures.

Net cash provided by financing activities totaled $9.0 million for the three months ended March 31, 2014 and consisted of proceeds from the issuance of common stock under the Medivation Equity Incentive Plan and ESPP. Net cash provided by financing activities totaled $1.8 million for the three months ended March 31, 2013 and consisted of proceeds from the issuance of common stock under the Medivation Equity Incentive Plan.

Commitments and Contingencies

There have been no significant changes in our contractual cash obligations, commercial commitments and contingencies since December 31, 2013 except for the items disclosed below.

Leases

In the first quarter of 2014, we entered into the Fifth Amendment to our headquarters lease agreement in San Francisco, California, pursuant to which we leased approximately 29,000 square feet of additional office space. In total, at March 31, 2014, we leased approximately 127,000 square feet of office space pursuant to the lease agreement, as amended, which expires in June 2019. Lease commitments pursuant to the Fifth Amendment are approximately $9.6 million over the term of the lease. There were no other changes to our lease obligations from that disclosed in our Annual Report.

Research and License Agreement

In March 2014, we entered into a Research and License Agreement with OncoFusion Therapeutics, Inc., or OncoFusion, for certain compounds targeting Bromodomain and Extra-Terminal (BET) proteins for potential use in oncology and other disease areas. Under the agreement, we gained exclusive worldwide rights for the development and commercialization of these compounds and will have access to OncoFusion’s library of small molecule BET bromodomain inhibitor compounds from which we may select compounds to move forward into drug discovery and development efforts. Under the terms of the agreement, we paid OncoFusion a $12.0 million license and research agreement fee during the second quarter of 2014, which was accrued at March 31, 2014. We could also be required to pay OncoFusion potential future development and sales milestone payments, subject to the achievement of defined clinical and commercial events, and royalties based on sales. Such future milestone and royalty payments are contingent upon future events that may or may not materialize.

License Agreement with UCLA

On April 11, 2014, UCLA filed a complaint against us in which UCLA alleges that Medivation and Medivation Prostate Therapeutics, Inc. (MPT) have failed to pay UCLA ten percent of “Operating Profits” Medivation has received (and will continue to receive) from Astellas, as a result of the 2009 Collaboration Agreement, and that Medivation has breached its fiduciary duties to UCLA, as minority shareholder of MPT. We deny UCLA’s allegations and intend to defend the litigation. For more information about this litigation, see Part II, Item 1, “Legal Proceedings.”

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in legal proceedings, investigations, and claims in the ordinary course of our business, including the matters described below.

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. In March 2012, after the court dismissed the lead plaintiff’s first and second amended complaints with prejudice, the court entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012. The U.S. Circuit Court of Appeals for the Ninth Circuit affirmed the district court’s decision on March 7, 2014.

In May 2011, we filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. Our allegations in this lawsuit include that we have exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat non-metastatic CRPC population. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, we filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. We seek remedies including a declaration that we are the proper licensee of ARN-509, contractual remedies conferring to us exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against us seeking declaratory relief which, if granted, would require us to share with the Regents ten percent of any sales milestone payments we may receive under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. Under the Astellas Collaboration Agreement, we are eligible to receive up to $320.0 million in sales milestone payments. As of March 31, 2014, we have earned $25.0 million in sales milestone payments under the Astellas Collaboration Agreement. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, we filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has commenced. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which we appealed on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of our breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013 the jury rendered a verdict in the case, finding in favor of us on the breach of contract claim, and in favor of the Regents professor on the fraud claims. On November 22, 2013 the Court entered judgment for the prevailing party Medivation on the contract claim, and entering judgment in favor of the Regents professor on the fraud claims. Our notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. On April 11, 2014, UCLA filed a complaint against us in which UCLA alleges that Medivation and Medivation Prostate Therapeutics, Inc. (“MPT”) have failed to pay UCLA ten percent of “Operating Profits” Medivation has received (and will continue to receive) from Astellas, as a result of the 2009 Collaboration Agreement, and that Medivation has breached its fiduciary duties to UCLA, as minority shareholder of MPT. We deny UCLA’s allegations and intend to vigorously defend the litigation.

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

ITEM 1A.	RISK FACTORS

Risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for those risk factors below designated by an asterisk (*).Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results, cash flows and financial condition. If any of the events or circumstances described in the following risk factors actually occurs, our business may suffer, the trading price of our common stock and our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Quarterly Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

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

XTANDI may fail to obtain regulatory approval, be successfully commercialized and generate significant revenue outside the United States.*

XTANDI is approved in more than 40 countries for the post-docetaxel indication and marketing applications for this indication are under review in multiple countries worldwide. Unless we and Astellas can obtain additional regulatory approval and reimbursement outside the United States of XTANDI to treat post-chemotherapy mCRPC patients, and for additional patient populations, e.g., pre-chemotherapy mCRPC patents, Astellas’ ability to successfully commercialize XTANDI and our ability to generate revenue from XTANDI and fund our operations could be significantly limited.

If XTANDI fails to obtain regulatory approval for pre-chemotherapy mCRPC patients, the commercial potential of XTANDI will be harmed.*

XTANDI has not yet been approved for the treatment of pre-chemotherapy mCRPC patients in the United States or internationally. We believe that the commercial opportunity represented by pre-chemotherapy mCRPC patients is substantially larger than that represented by post-chemotherapy mCRPC patients, and thus any failure to successfully obtain approval of XTANDI for the treatment of pre-chemotherapy mCRPC patients would have a negative impact on our business and future prospects. If approved, the new label for XTANDI in pre-chemotherapy mCRPC may have new safety risks, monitoring requirements, or warnings and precautions that may limit the commercial uptake of the product in this patient population. In January 2014, the results of the PREVAIL trial, the Phase 3 trial of XTANDI in patients with mCRPC who have not received chemotherapy, were presented at the American Society of Clinical Oncology 2014 Genitourinary Cancers Symposium. Subsequently, we announced the acceptance of a supplemental New Drug Application, or sNDA, to the FDA with a FDA Prescription Drug User Fee Act (PDUFA) review date of September 18, 2014, to extend the indication for XTANDI for the treatment of men with mCRPC who have not received chemotherapy and the submission of a variation to amend the European Marketing Authorization Application for XTANDI to the European Medicines Agency (which the European Medicines Agency accepted) for the treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen deprivation therapy and in whom chemotherapy is not yet clinically indicated, but we do not know if the results of the PREVAIL trial are robust enough to support regulatory approval by the FDA or the European Medicines Agency.

Even if we obtain regulatory approval for the use of XTANDI to treat pre-chemotherapy mCRPC patients, we will need to expand our sales and marketing efforts to include urologists, and if we are not successful in marketing to urologists, the commercial potential of XTANDI will be harmed.*

In May 2014, we and Astellas announced the acceptance of the sNDA for the treatment of men with mCRPC who have not received chemotherapy, by the FDA, with a FDA PDUFA review date of September 18, 2014. Even if the sNDA is approved by the FDA, our commercialization of XTANDI for such indication will require marketing and sales efforts directed to urologists, who may have different prostate cancer treatment perspectives and require different sales and marketing efforts from oncologists, who have been the largest physician specialty prescribing XTANDI to date. Failure to successfully obtain approval and commercialize XTANDI for the treatment of pre-chemotherapy mCRPC patients with urologists, as well as with oncologists, would have a negative impact on our business and future prospects.

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

We are competing and will continue to compete against drugs that operate similarly to XTANDI. To the extent XTANDI is used after drugs like Zytiga and/or potentially ARN-509, which operate on the same molecular signaling pathway or have the same mechanism of action as XTANDI, patients may not have as good a response on XTANDI as would patients who are naïve of such drugs. If XTANDI is unable to successfully compete for a position in the prostate cancer treatment paradigm ahead of drugs like Zytiga and/or potentially ARN-509, which are now being investigated in a Phase 3 clinical studies in earlier stage prostate cancer, sales of XTANDI would be negatively impacted, due to shorter duration of XTANDI therapy. In addition, the availability of multiple other approved agents to treat the same patients being treated with XTANDI could cause the treating physicians to switch patients off of XTANDI and onto competing therapies more quickly than would otherwise be the case, which would also negatively impact XTANDI sales due to shorter duration of use.

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

In addition, even if third-party payors ultimately elect to cover and reimburse for XTANDI, most payors will not reimburse 100% of the cost, but rather require patients to pay a portion of the cost through a co-payment. Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of XTANDI financially difficult or impossible for certain patients, which would have a negative impact on sales of XTANDI. For example, in the United States there exists a coverage gap, or “donut hole”, in the Medicare Part D coverage for prescription medications for participants, which renews annually each January 1st. While in the donut hole, Medicare Part D participants, including many patients in XTANDI’s approved indication, may have to pay out of pocket a substantial portion of their prescription drug costs, which may discourage physicians from prescribing or patients from accessing XTANDI. It is increasingly difficult to obtain coverage and adequate reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Moreover, our commercial prospects would be further weakened if payors approve coverage for XTANDI only as second- or later-line treatments, or if they place XTANDI in tiers requiring unacceptably high patient co-payments. Since launch, several third-party payors and at least one government payor have approved coverage for XTANDI only after patient treatment on Zytiga plus prednisone. Because XTANDI works via the same molecular signaling pathway as Zytiga does, patients who have already failed treatment with Zytiga may not have as good a response on XTANDI as would patients who are Zytiga-naïve. Failure to overturn these coverage decisions or stop additional such coverage decisions could materially harm our or our partner’s ability to successfully market XTANDI in the United States. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process. We are dependent upon Astellas globally for the achievement of such coverage and acceptable reimbursement, and negotiation with individual payors.

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

In March 2010, the President of the United States signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, PPACA, which has the potential to substantially change health care delivery and financing by both governmental and private insurers, and to significantly impact the pharmaceutical industry. The provisions of PPACA most relevant to the pharmaceutical industry include the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, not including orphan drug sales;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any payment or “transfers of value” made or distributed to prescribers and teaching hospitals, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection that commenced on August 1, 2013, annual reporting beginning in the second quarter of 2014, and publication by CMS on a searchable website beginning September 30, 2014;

•	expansion of health care fraud and abuse laws, including the federal false claims act and anti-kickback statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

•	Astellas’ right to terminate the collaboration agreement with us on limited notice for convenience (subject to certain limitations), or for other reasons specified in the collaboration agreement;

•	the need for us to identify and secure on commercially reasonable terms the services of third parties to perform key activities currently performed by Astellas in the event that Astellas were to terminate its collaboration with us, including development and commercialization activities outside of the United States and manufacturing activities globally;

•	adverse decisions by Astellas regarding the amount and timing of resource expenditures for the commercialization of XTANDI;

•	decisions by Astellas to prioritize other of its present or future products more highly than XTANDI for either development and/or commercial purposes;

•	possible disagreements with Astellas as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy, which if we disagree could significantly delay or halt development of XTANDI;

•	the financial returns to us, if any, under our collaboration agreement with Astellas, depend in large part on the achievement of development and sales milestones and the generation of product sales, and if Astellas fails to perform or satisfy its obligations to us, the development or commercialization of XTANDI would be delayed or may not occur and our business and prospects could be materially and adversely affected; and

•	changes in key management personnel that are members of the collaboration’s various committees.

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

In the European Union, we and Astellas are required to collect efficacy data on mCRPC patients previously treated with Zytiga to determine XTANDI’s efficacy response in such patients, which we do not expect to be as good as in patients naïve to Zytiga. In the United States, we and Astellas are required to conduct an open-label safety study of XTANDI in patients with known risk factor(s) for seizure and to report the results of that study to the FDA in 2019. If the results of this study reveal unacceptable safety risks, this could result in decreased commercial utilization of XTANDI for post-chemotherapy mCRPC, failure to obtain approval in other indications (including pre-chemotherapy mCRPC and breast cancer), and modifications to the existing label for post-chemotherapy mCRPC, including potentially a boxed warning, or additional clinical testing. Any one or more of these outcomes would seriously harm our business. Additionally, we could receive additional post-marketing requirements as we seek approval of XTANDI in additional patient populations. Failure to conduct the post-marketing requirements or commitments in a timely manner may result in withdrawal of approval for XTANDI and substantial civil and/or criminal penalties.

Even though we have obtained approval to market XTANDI in the United States, we are subject to ongoing regulatory obligations and review, including post-approval requirements, which may result in the withdrawal of XTANDI from the market. Further, we are seeking approval in additional patient populations through the submission of clinical trial data in such populations that could result in negative changes to XTANDI’s product labeling and additional post-approval requirements.*

Even though we have obtained approval to market XTANDI in the United States, we are seeking approval in additional patient populations through the submission of clinical trial data in such populations, and we are subject to extensive ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, including continued adverse event reporting requirements and expensive post-marketing requirements for clinical and non-clinical studies. Regulatory review of filings seeking approval for additional patient populations, and the required post-marketing clinical and non-clinical studies may result in negative changes to XTANDI’s product labeling that may limit our ability to commercialize XTANDI in the United States or potentially other jurisdictions.

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

We are subject to certain healthcare laws, regulation and enforcement that may impact the commercialization of XTANDI and our product candidates. Failure to comply with such laws, regulations and enforcement could subject us to significant fines and penalties and result in a material adverse effect on our results of operations and financial conditions.*

We are subject to several healthcare regulations and enforcement by the federal government and the states in which we conduct our business. These laws may impact our business activities, including, among other things, the sales, marketing and education programs for XTANDI or any of our potential future product candidates that may be approved for commercial sale:

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

Additionally, the compliance environment is changing, with more states, such as California, Massachusetts, Vermont, and Minnesota, mandating implementation of compliance programs, compliance with industry ethics codes, and implementation of gift bans and spending limits, and/or gifts, compensation, and other remuneration to healthcare professionals. Moreover, Section 6002 of PPACA included new requirements for pharmaceuticals manufacturers, among others, to report certain payments or “transfers of value” made or distributed to physicians and teaching hospitals, and to report any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. Section 6002 of PPACA includes in its reporting requirements a broad range of transfers of value, including, but not limited to consulting fees, charitable contributions, payments for research, and grants. The Centers for Medicare & Medicaid Services, or CMS, issued its final rule implementing Section 6002 of PPACA in February 2013, and required data collection commenced as of August 1, 2013. Manufacturers must report the data for August through December of 2013 to CMS in the second quarter of 2014. CMS will release the data on a public website by September 30, 2014. Failure to so report could subject companies to significant financial penalties. Several states currently have similar laws and more states may enact similar legislation. Reporting and public disclosure of these payments and transfers of value may make it more difficult to recruit physicians for assistance with activities that would be helpful to our business. Tracking and reporting the required payments and transfers of value may result in considerable expense and additional resources.

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

We may be subject to product liability or other litigation, which could harm our ability to efficiently and effectively conduct our business, and, if successful, could materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby.*

Our business exposes us to the risk of product liability claims that is inherent in the development, manufacturing, distribution and sale of pharmaceutical products. If XTANDI or any potential future product candidate harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, corporate partners or others. We have product liability insurance covering commercial sales of XTANDI and our ongoing clinical trials. However, the amount of insurance we maintain may not be adequate to cover all liabilities that we may incur. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by XTANDI or any of our current or future product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for XTANDI and any potential future product candidate that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any other products that we may develop.

In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business, such as our litigation with the Regents of the University of California. On April 11, 2014, The Regents of the University of California, or UCLA, filed a complaint against us and one of our subsidiaries in the Superior Court of the State of California, County of San Francisco. The complaint arises from the parties’ 2005 Exclusive License Agreement, or ELA, which grants our subsidiary rights in certain UCLA patents, including the UCLA patents covering XTANDI. The complaint centers on two allegations. The first allegation is that we and our subsidiary have failed to pay UCLA ten percent of “Operating Profits” we received (and will continue to receive) from Astellas Pharma, Inc. as a result of the 2009 Collaboration Agreement between us and Astellas. UCLA alleges that such Operating Profits are “Sublicensing Income” under the ELA and that UCLA is entitled to ten percent of such payments. The second allegation is that we breached our fiduciary duties to UCLA, as a minority shareholder of our subsidiary. UCLA owns a fraction of one percent of the outstanding shares of our subsidiary. The complaint seeks a declaration and judgment for breach of contract related to the allegation that “Operating Profits” payments received from Astellas are “Sublicensing Income” under the ELA, a judgment that we have breached our fiduciary duties and an injunction requiring us to comply with our fiduciary duties. Although the complaint does not seek termination of the ELA, if we are not successful in this litigation we may be required to pay UCLA ten percent of the “Operating Profits” and be subject to other liabilities, any of which could have a material adverse effect on our financial condition and results of operations. See Part II, Item 1, “Legal Proceedings” for additional information on this litigation. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

We may be subject to damages or injunctions resulting from qui tam or “whistleblower” actions that individuals may bring against us.

Although we have developed and are in the process of implementing a program for compliance with all federal and state laws, we cannot guarantee that our compliance program will be sufficient or effective, that our employees will comply with our policies, that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for qui tam or “whistleblower” claims that individuals, such as employees or former employees, may bring against us or that governmental authorities may prosecute against us based on information provided by individuals. Qui tam or “whistleblower” claims against a defendant are brought by individuals or governmental authorities based on information from individuals have increased substantially in recent years. In any qui tam or “whistleblower” action that results in the payment of a fine imposed by a court or a settlement, the individual who brought the claim or furnished information allowing the governmental authority to prosecute the claim is rewarded with a percentage of the fine or settlement amount collected from the defendant. The prospect of sharing in the proceeds of any fine collected from the defendant motivates individuals to bring qui tam or “whistleblower” claims or to furnish information to a governmental authority for the prosecution of such claims. In addition, the enactment of new federal and state laws, the amendment of existing federal and state laws, and the interpretation of existing or future laws by court decision could further expand the grounds on which individuals may pursue qui tam or “whistleblower” claims. If one or more of individuals bring a qui tam or “whistleblower” claim against us or if a governmental authority prosecutes a claim against us on the basis of information provided by one or more individuals, and if we are found liable and a fine and/or an injunction is imposed on us or we agree to pay a fine and/or accept an injunction in settlement of the claim, the payment of the fine and/or the curtailment of our activities consequent to the injunction could have a material adverse effect on our financial condition and impair or prevent us from continuing our business. In addition, the costs and fees associated with defending a qui tam or “whistleblower” claim would be significant.

Risks Related to the Operation of our Business

We have a history of net losses and we may incur substantial losses in the foreseeable future as we continue our development and commercialization activities and may never achieve, maintain, or increase profitability on a quarterly or annual basis.*

We have incurred significant losses since our inception and as of March 31, 2014, we have an accumulated deficit of $347.8 million. We have incurred these losses principally from costs incurred in funding our research and development activities, from general and administrative expenses and from our XTANDI commercialization activities. We may incur substantial costs in the future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and our early-stage research and drug discovery projects, potential business development activities, and our corporate overhead costs, which could impact our ability to achieve, maintain, or increase profitability on a quarterly or annual basis. Our ability to generate revenue to achieve, maintain, or increase profitability on a quarterly or annual basis is dependent on our ability, alone or with collaboration partners, to successfully commercialize products for which we have received marketing approval.

Our significant level of indebtedness and lease obligations could adversely affect our financial condition. In addition, we may not have sufficient funds to service our indebtedness and lease obligations when payments are due.

At March 31, 2014, we had outstanding $258.8 million of the Convertible Notes, and approximately $70.6 million of minimum lease commitments under leases. We may also incur additional indebtedness to meet future financing needs, including in connection with any licensing or acquisition transactions that we may elect to assume to diversify our product risk. Our substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

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

We have funded our operations primarily through public offerings of our common stock, proceeds from the issuance of the Convertible Notes and from up-front, milestone and cost-sharing payments received under agreements with current and former collaboration partners, and subsequent to September 13, 2012, from collaboration revenue attributable to XTANDI sales. At March 31, 2014, we had cash and cash equivalents totaling $241.5 million available to fund our operations. We expect to continue to spend substantial amounts of capital for our operations in the future. Our ability to generate a sufficient amount of profit and positive cash flows from sales of XTANDI could impact our ability to make payments on the Convertible Notes and our leases when they become due and to satisfy our other cash requirements and will depend on our existing cash resources and future financing activity, if any.

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

We have a history of net losses and we may incur additional losses in the future. Our future capital requirements will depend on many factors, including without limitation:

•	costs associated with commercialization of XTANDI for post-chemotherapy mCRPC patients, and if the FDA approves, pre-chemotherapy mCRPC patients in the United States;

•	the timing and magnitude of sales of XTANDI for post-chemotherapy mCRPC patients, and if the FDA approves, pre-chemotherapy mCRPC patients;

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our collaboration partner’s preclinical programs and clinical studies;

•	whether we experience delays in our preclinical and clinical development programs;

•	whether opportunities to acquire additional product candidates arise and the timing and costs of acquiring and developing those product candidates;

•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize potential future product candidates on terms, including development and commercialization cost share terms, that are acceptable to us;

•	the timing and requirements of, and the costs involved in, conducting studies required to obtain regulatory approvals for XTANDI or potential future product candidates from the FDA and comparable foreign regulatory agencies;

•	the availability of third parties to perform the key development tasks for XTANDI and potential future product candidates, including conducting preclinical and clinical studies and manufacturing our product candidates to be tested in those studies, and the associated costs of those services;

•	expenses associated with, and the outcome of, ongoing litigation;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of and enforcing patent claims and other costs related to patent rights and other intellectual property rights, including litigation costs and the results of such litigation; and

•	interest payments and potential cash settlement of the Convertible Notes and lease payments;

Based on our current expectations, we believe our capital resources at March 31, 2014, combined with our anticipated future cash flows, will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of XTANDI, potential XTANDI approvals in new markets and for other indications, and potential receipt of profit sharing, royalty, and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for XTANDI and other existing or potential future product candidates, or to license additional product, product candidates or companies, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash. Our ability to raise additional funds on acceptable terms will be dependent on the climate of worldwide capital markets, which could be challenging.

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

In addition to our significant level of indebtedness, we have significant obligations relating to our leases. At March 31, 2014, we had minimum lease commitments of approximately $70.6 million. Leases that are classified as operating leases are disclosed in footnotes to our consolidated financial statements, but are not reflected as liabilities on our consolidated balance sheets.

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

Intellectual property protection for our product candidates is crucial to our business, and is subject to a significant degree of legal risk, particularly in the life sciences industry.*

The success of our business will depend in part on our ability to maintain and obtain intellectual property protection, primarily patent protection for the XTANDI product and any potential future product candidates, as well as successfully asserting and defending these patents against third-party challenges. We and our collaborators will only be able to protect the XTANDI product and our potential future product candidates from unauthorized commercialization by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, future protection of our proprietary rights is uncertain because legal means may afford only limited protection and may not adequately protect our rights or permit us or our potential future collaborators to gain or keep our competitive advantage.

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

Further, even if we can obtain protection for and defend the intellectual property position of the XTANDI product or any potential future product candidates, we or any of our potential future collaborators still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we and our potential future collaborators may not generate any revenues or profits from the XTANDI product or any potential future product candidates or our revenue or profits would be significantly decreased.

We could become subject to litigation or other challenges regarding intellectual property rights, which could divert management attention, cause us to incur significant costs, prevent us from selling or using the challenged technology and/or subject us to competition by lower priced generic products.

Generic and other pharmaceutical manufacturers are and have been very aggressive in challenging the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. We are facing a patent opposition in Europe and two pre-grant oppositions in India, and we may face additional challenges to our existing or future patents covering the XTANDI product or any potential future product candidates. If a generic pharmaceutical company or other third party were able to successfully invalidate any of our present or future patents, the XTANDI product and any potential future product candidates that may ultimately receive marketing approval could face additional competition from lower priced generic products that would result in significant price and revenue erosion and have a significantly negative impact on the commercial viability of the affected product candidate(s).

In the future, we may be a party to litigation to protect our intellectual property or to defend our activities in response to alleged infringement of a third party’s intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation, or a narrowing of the scope, of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to litigate and resolve and would divert management time and attention. Any potential intellectual property litigation also could force us or our licensees to do one or more of the following:

•	discontinue our products that use or are covered by the challenged intellectual property; or

•	obtain from the owner of the allegedly infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all.

If we or our licensees are forced to take any of these actions, our business may be seriously harmed. Although we carry general liability insurance, our insurance does not cover potential claims of this type.

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

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The actions were consolidated in September 2010 and, in April 2011, the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. In March 2012, after the court dismissed with prejudice the lead plaintiff’s first and second amended complaints, the court entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012. The U.S. Circuit Court of Appeals for the Ninth Circuit affirmed the district court’s decision on March 7, 2014.

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

To the extent that we create any joint ventures or have any variable interest entities for which we are required to consolidate, we would need to rely on those entities to timely deliver important financial information to us. In the event that the financial information is inaccurate, incomplete, or not timely, we would not be able to meet our financial reporting obligations as required by the SEC.*

To the extent we create joint ventures or have any variable interest entities that we are required to consolidate and the financial statements of such entities are not prepared by us, we will not have direct control over their financial statement preparation. As a result, we will, for our financial reporting, depend on what these entities report to us, which could result in us adding monitoring and audit processes, which could increase the difficulty of implementing and maintaining adequate controls over our financial processes and reporting in the future. This may be particularly true when such entities do not have sophisticated financial accounting processes in place, or where we are entering into new relationships at a rapid pace, straining our integration capacity. Additionally, if we do not receive the information from the joint venture or variable interest entity on a timely basis, this could cause delays in our external reporting obligations as required by the SEC.

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

Date: May 8, 2014	MEDIVATION, INC.

	By:	/s/ Richard A. Bierly
	Name:	Richard A. Bierly
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	8-K	000-20837	3.4	10/17/2013

3.2	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

4.1	Common Stock Certificate	10-Q	001-32836	4.1	5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1	3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior notes due 2017).	8-K	001-32836	4.2	3/19/2012

10.1	2013 Bonuses and 2014 Base Salaries for Named Executive Officers	8-K	001-32836	10.1	2/10/2014

10.2	2014 Target Bonuses for Named Executive Officers	8-K	001-32836	10.2	2/10/2014

10.3	Offer Letter with Rick Bierly					X

10.4	Transition and Separation Agreement with Steve Kelsey					X

12.1	Computation of Ratio of Earnings to Fixed Charges					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.