Form 10-Q
period 2014-06-30
MEDIVATION, INC.
filed 2014-08-07
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 1, 2014, 76,788,933 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$290,036	$228,788
Receivable from collaboration partner	99,938	107,210
Prepaid expenses and other current assets	25,656	17,981

Total current assets	415,630	353,979
Property and equipment, net	39,680	17,035
Restricted cash	11,972	9,899
Other non-current assets	15,965	11,737

Total assets	$483,247	$392,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$78,195	$78,758
Deferred revenue	8,466	16,931
Current portion of build-to-suit lease obligation	645	—

Total current liabilities	87,306	95,689
Convertible Notes, net of unamortized discount of $43,725 and $50,336 at June 30, 2014, and December 31, 2013, respectively	215,022	208,414
Build-to-suit lease obligation, excluding current portion	16,605	—
Other non-current liabilities	20,982	11,600

Total liabilities	339,915	315,703
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 170,000,000 shares authorized; 76,703,796 and 75,803,020 shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively	767	758
Additional paid-in capital	442,472	410,350
Accumulated deficit	(299,907)	(334,161)

Total stockholders’ equity	143,332	76,947

Total liabilities and stockholders’ equity	$483,247	$392,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Collaboration revenue	$148,090	$70,149	$235,279	$116,303
Operating expenses:
Research and development expenses	40,344	28,205	86,263	53,113
Selling, general and administrative expenses	52,795	41,890	102,530	85,458

Total operating expenses	93,139	70,095	188,793	138,571

Income (loss) from operations	54,951	54	46,486	(22,268)
Other income (expense), net:
Interest expense	(5,336)	(4,982)	(10,566)	(9,870)
Interest income	8	52	17	126
Other income (expense), net	(93)	10	(131)	9

Total other income (expense), net	(5,421)	(4,920)	(10,680)	(9,735)

Income (loss) before income tax expense	49,530	(4,866)	35,806	(32,003)
Income tax expense	(1,611)	(32)	(1,552)	(65)

Net income (loss)	$47,919	$(4,898)	$34,254	$(32,068)

Basic net income (loss) per common share	$0.63	$(0.07)	$0.45	$(0.43)

Diluted net income (loss) per common share	$0.60	$(0.07)	$0.43	$(0.43)

Weighted average common shares used in the calculation of basic net income (loss) per common share	76,577	75,013	76,411	74,919

Weighted average common shares used in the calculation of diluted net income (loss) per common share	80,491	75,013	80,487	74,919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$47,919	$(4,898)	$34,254	$(32,068)
Other comprehensive loss:
Change in unrealized gain on available-for-sale securities, net	—	(4)	—	(21)

Other comprehensive loss, net	—	(4)	—	(21)

Comprehensive income (loss)	$47,919	$(4,902)	$34,254	$(32,089)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$34,254	$(32,068)
Adjustments for non-cash operating items:
Stock-based compensation	20,842	16,427
Amortization of deferred revenue	(8,465)	(16,931)
Amortization of debt discount and debt issuance costs	7,170	6,474
Depreciation on property and equipment	2,193	1,554
Accretion of discount on securities	—	(112)
Loss on disposal of equipment	—	35
Changes in operating assets and liabilities:
Receivable from collaboration partner	7,272	(28,861)
Prepaid expenses and other current assets	1,768	(3,733)
Other non-current assets	(4,847)	(1,383)
Accounts payable, accrued expenses and other current liabilities	(3,647)	10,405
Other non-current liabilities	(1)	(137)

Net cash provided by (used in) operating activities	56,539	(48,330)

Cash flows from investing activities:
Purchases of property and equipment	(4,506)	(4,651)
Change in restricted cash	(2,073)	(1,056)
Purchases of short-term investments	—	(144,926)
Maturities of short-term investments	—	225,000

Net cash (used in) provided by investing activities	(6,579)	74,367

Cash flows from financing activities:
Proceeds from issuance of common stock under equity incentive and stock purchase plans	11,289	3,649
Repayment of Convertible Notes	(1)	—

Net cash provided by financing activities	11,288	3,649

Net increase in cash and cash equivalents	61,248	29,686
Cash and cash equivalents at beginning of period	228,788	71,301

Cash and cash equivalents at end of period	$290,036	$100,987

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Amounts capitalized under build-to-suit transactions	$16,800	$—
Interest capitalized during construction period for build-to-suit transactions	$450	$—
Property and equipment expenditures incurred but not yet paid	$3,082	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

Medivation, Inc. (the “Company” or “Medivation”) is a biopharmaceutical company focused on the rapid development and commercialization of novel therapies to treat serious diseases for which there are limited treatment options.

The Company’s most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which is partnered with Astellas Pharma Inc., or Astellas. On August 31, 2012, XTANDI received marketing approval from the U.S. Food and Drug Administration, or FDA, for the treatment of metastatic castration-resistant prostate cancer, or mCRPC, patients who previously received docetaxel, or post-chemotherapy mCRPC patients. The Company and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. On June 24, 2013, the Company and Astellas announced that XTANDI was granted marketing authorization in the European Union, or EU, for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. On March 24, 2014, the Company’s partner, Astellas, announced that it received approval to market XTANDI in Japan for the treatment of patients with castration-resistant prostate cancer, or CRPC, with the precaution that the efficacy and safety of XTANDI have not been established in patients with prostate cancer who have not received chemotherapy. XTANDI is approved in more than 40 countries for the post-docetaxel indication and marketing applications for this indication are under review in multiple countries worldwide.

On March 18, 2014, the Company and Astellas announced the submission of a supplemental New Drug Application, or sNDA, filing to the FDA to extend the indication for XTANDI for the treatment of men with mCRPC who have not received chemotherapy. On May 6, 2014, the Company announced that the FDA accepted the sNDA filing and granted priority review designation. The Prescription Drug User Fee Act (PDUFA) date for the completion of the FDA’s review of the sNDA is September 18, 2014. On April 3, 2014, the Company and Astellas announced the submission of a variation to amend the European Marketing Authorization Application for XTANDI for the treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen deprivation therapy and in whom chemotherapy is not yet clinically indicated. The European Medicines Agency validated Astellas’ application for an amended European Marketing Authorization Application and accepted the filing.

Together with Astellas, the Company is also conducting multiple trials of enzalutamide to further develop enzalutamide in the prostate cancer disease continuum, and also in breast cancer.

In addition, the Company is investing in multiple early-stage research and drug discovery projects. The Company’s early-stage research and drug discovery projects focus primarily on cancer and central nervous system diseases for which it believes new therapies can substantially improve the current standard of care. These early-stage projects include technologies that are being developed through the Company’s own internal research activities as well as through in-license agreements with third parties.

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

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or SEC, on February 27, 2014. The consolidated balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company operates in one business segment.

All tabular disclosures of dollar and share amounts are presented in thousands unless otherwise indicated. All per share amounts are presented at their actual amounts. The number of shares issuable under the Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, and the Medivation, Inc. 2013 Employee Stock Purchase Plan, or ESPP, disclosed in Note 9, “Stockholders’ Equity,” are presented at their actual amounts. Amounts presented herein may not calculate or sum precisely due to rounding.

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

Estimates and assumptions used by management principally relate to: revenue recognition, including estimates of the various deductions from gross sales used to calculate net sales of XTANDI, reliance on third-party information, and the estimated performance periods of the Company’s deliverables under its agreements with current and former collaboration partners; services performed by third parties but not yet invoiced; the fair value and forfeiture rates of equity awards under the Medivation Equity Incentive Plan and the ESPP; the probability and potential magnitude of contingent liabilities; Convertible Notes, including the Company’s estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component; determination of whether the Company is the primary beneficiary of any variable interest entities; determination of whether leases are operating, capital, or build-to-suit; and deferred income taxes, income tax provisions and accruals for uncertain income tax positions.

(c) Significant Accounting Policies

Reference is made to Note 2, “Summary of Significant Accounting Policies,” included in the notes to the Company’s audited consolidated financial statements included in its Annual Report. As of the date of the filing of this Quarterly Report on Form 10-Q, or the Quarterly Report, there were no significant changes to the significant accounting policies described in the Company’s Annual Report, except those related to build-to-suit lease accounting described in the following paragraph.

Build-To-Suit Lease Accounting

In certain lease arrangements, the Company is involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, ASC 840-40-05-5 requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, the Company records an asset in property and equipment, net on the consolidated balance sheets, including capitalized interest costs, for the replacement cost of the Company’s portion of the pre-existing building plus the amount of estimated structural construction costs incurred by the landlord and the Company as of the balance sheet date. The Company records a corresponding build-to-suit lease obligation on its consolidated balance sheets representing the amounts paid by the lessor.

Once construction is complete, the Company considers the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building asset remains on the Company’s consolidated balance sheets at their historical cost, and such assets are depreciated over their estimated useful lives. The Company bifurcates its lease payments into a portion allocated to the building, and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the consolidated statements of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense, and a portion allocated to reduce the build-to-suit lease obligation. The interest rate used for the build-to-suit lease obligation represents the Company’s estimated incremental borrowing rate, adjusted to reduce any built in loss.

The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows.

(d) Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when (or as) each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. The accounting standard will be effective for reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial statements including results of operations and cash flows.

(e) Out-of-Period Adjustment

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

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, upfront cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments and up to $320.0 million in sales milestone payments. As of June 30, 2014, the Company has earned an aggregate of $155.0 million in development milestone payments and $25.0 million in sales milestone payments under the Astellas Collaboration Agreement. The Company expects that any of the remaining $180.0 million in development milestone payments and the remaining $295.0 million in sales milestone payments that the Company may earn in future periods will be recognized as revenue in their entirety in the period in which the underlying milestone event is achieved.

The triggering events for the remaining development milestone payments the Company is eligible to receive under the Astellas Collaboration Agreement are as follows:

Milestone Event	4th line prostate cancer patients(1)		3rd line prostate cancer patients(2)		2nd line prostate cancer patients(3) (4)
First acceptance for filing of a marketing application in:
The U.S.		(5)		(7)		(7)
The first major country in Europe		(5)		(7)		(7)
Japan		(5)		(7)		(7)
First approval of a marketing application in:
The U.S.		(5)	$30 million		$60 million
The first major country in Europe		(5)	$15 million		$30 million
Japan		(6)	$15 million		$30 million

(1)	Defined as prostate cancer patients who meet each of the following three criteria: (a) prior treatment failure on either (i) one or more luteinizing hormone-releasing hormone, or LHRH, analog drugs or (ii) surgical castration; (b) prior treatment failure on one or more androgen receptor antagonist drugs; and (c) prior treatment failure on chemotherapy.
(2)	Defined as prostate cancer patients who meet each of the following three criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; (b) prior treatment failure on one or more androgen receptor antagonist drugs; and (c) no prior exposure to chemotherapy for prostate cancer.
(3)	Defined as prostate cancer patients who meet each of the following two criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; and (b) no prior treatment failure on one or more androgen receptor antagonist drugs.
(4)	An additional milestone payment of $7.0 million is payable upon the first to occur of: (a) first approval of a marketing application in the United States with a label encompassing 2nd line prostate cancer patients; (b) first approval of a marketing application in the first major country in Europe with a label encompassing 2nd line prostate cancer patients; (c) first approval of a marketing application in Japan with a label encompassing 2nd line prostate cancer patients; or (d) first patient dosed in a Phase 3 clinical trial other than the PREVAIL trial that is designed specifically to support receipt of marketing approval in 2nd line patients. This milestone payment was earned and recognized as collaboration revenue during the second quarter of 2014 and has been received as of June 30, 2014.
(5)	These milestones totaling $78.0 million were earned and recognized as collaboration revenue prior to 2014 and payments have been received as of June 30, 2014.
(6)	This milestone of $15.0 million was earned and recognized as collaboration revenue during the first quarter of 2014 and payment has been received as of June 30, 2014.
(7)	These milestones totaling $55.0 million were earned and recognized as collaboration revenue during the second quarter of 2014 and payments have been received as of June 30, 2014.

The triggering events for the remaining sales milestone payments the Company is eligible to receive are as follows:

Annual Global Net Sales in a Calendar Year	Milestone Payment(1)
$800 million	$50 million
$1.2 billion	$70 million
$1.6 billion	$175 million

(1)	Each milestone shall only be paid once during the term of the Astellas Collaboration Agreement.

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

(b) Collaboration Revenue

Collaboration revenue consists of three components: (a) collaboration revenue related to U.S. XTANDI sales; (b) collaboration revenue related to ex-U.S. XTANDI sales; and (c) collaboration revenue related to upfront and milestone payments.

Collaboration revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Collaboration revenue:
Related to U.S. XTANDI sales	$71,866	$41,201	$134,091	$78,890
Related to ex-U.S. XTANDI sales	9,992	482	15,723	482
Related to upfront and milestone payments	66,232	28,466	85,465	36,931

Total	$148,090	$70,149	$235,279	$116,303

The Company is required to pay UCLA ten percent of all Sublicensing Income, as defined in the Company’s license agreement with UCLA. The Company is currently involved in certain litigation matters with UCLA regarding certain terms of the license agreement and other matters, which are discussed in Note 12 “Commitments and Contingencies.”

Collaboration Revenue Related to U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. The Company and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, the Company and Astellas also share equally all XTANDI development and commercialization costs related to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA. The primary exceptions to 50/50 cost sharing are that each party is responsible for its own commercial FTE costs and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company recognizes collaboration revenue related to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue related to U.S. XTANDI sales consists of the Company’s share of pre-tax profits and losses from U.S. sales, plus reimbursement of the Company’s share of reimbursable U.S. development and commercialization costs. The Company’s collaboration revenue related to U.S. XTANDI sales in any given period will be mathematically equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

Collaboration revenue related to U.S. XTANDI sales was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net U.S. sales (as reported by Astellas)	$143,732	$82,402	$268,183	$157,780
Shared U.S. development and commercialization costs	(70,543)	(61,431)	(148,250)	(119,101)

Pre-tax U.S. profit	$73,189	$20,971	$119,933	$38,679

Medivation’s share of pre-tax U.S. profit	$36,594	$10,486	$59,966	$19,340
Reimbursement of Medivation’s share of shared U.S. costs	35,272	30,715	74,125	59,550

Collaboration revenue related to U.S. XTANDI sales	$71,866	$41,201	$134,091	$78,890

Collaboration Revenue Related to Ex-U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI sales. Astellas is responsible for all development and commercialization costs for XTANDI outside the United States, including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA, and pays the Company a tiered royalty ranging from the low teens to the low twenties on net ex-U.S. XTANDI sales. The Company recognizes collaboration revenue related to ex-U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue related to ex-U.S. XTANDI sales consists of royalties from Astellas on those sales.

Collaboration revenue related to ex-U.S. XTANDI sales was $10.0 million and $15.7 million for the three and six months ended June 30, 2014, respectively. Collaboration revenue related to ex-U.S. XTANDI sales was $0.5 million for the three and six months ended June 30, 2013.

Collaboration Revenue Related to Upfront and Milestone Payments

Collaboration revenue related to upfront and milestone payments from Astellas was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Development milestones earned	$62,000	$20,000	$77,000	$20,000
Amortization of deferred upfront and development milestones	4,232	8,466	8,465	16,931

Total	$66,232	$28,466	$85,465	$36,931

Deferred revenue under the Astellas Collaboration Agreement was $8.5 million and $16.9 million at June 30, 2014, and December 31, 2013, respectively.

(c) Cost-Sharing Payments

Under the Astellas Collaboration Agreement, the Company and Astellas share certain development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA) in the United States. For the three and six months ended June 30, 2014, development cost sharing payments from Astellas were $17.5 million and $33.4 million, respectively. For the three and six months ended June 30, 2013, development cost sharing payments from Astellas were $11.3 million and $18.5 million, respectively. For the three and six months ended June 30, 2014, commercialization cost-sharing payments to Astellas were $2.6 million and $10.2 million, respectively. For the three and six months ended June 30, 2013, commercialization cost-sharing payments to Astellas were $3.8 million and $8.6 million, respectively. Development cost sharing payments from Astellas are recorded as reductions in research and development, or R&D, expenses. Commercialization cost sharing payments to Astellas are recorded as increases in selling, general, and administrative, or SG&A, expenses.

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

In periods in which the Company reports net income, the Company uses the “if-converted” method in calculating the diluted net income per common share effect of the assumed conversion of the Convertible Notes. Under the “if-converted” method, interest expense related to the Convertible Notes is added back to net income, and the Convertible Notes (see Note 5) are assumed to have been converted into common shares at the beginning of the period (or issuance date) in periods in which there would have been a dilutive effect. The Convertible Notes can be settled in common stock, cash, or a combination thereof, at the Company’s election. During periods of net income, the Company’s intent and ability to settle the Convertible Notes in cash could impact the computation of diluted net income per common share. For the three and six months ended June 30, 2014, the impact of the Convertible Notes has been excluded from the calculation of diluted net income per common share because the effect of their inclusion would have been anti-dilutive (approximately 5.1 million potentially dilutive common shares have been excluded).

In periods in which the Company reported a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$47,919	$(4,898)	$34,254	$(32,068)

Denominator:
Weighted-average common shares, basic	76,577	75,013	76,411	74,919
Dilutive effect of common stock equivalents	3,914	—	4,076	—

Weighted-average common shares, diluted	80,491	75,013	80,487	74,919

Net income (loss) per common share:
Basic net income (loss) per common share	$0.63	$(0.07)	$0.45	$(0.43)

Diluted net income (loss) per common share	$0.60	$(0.07)	$0.43	$(0.43)

A total of approximately 13.0 million potentially dilutive common shares have been excluded from the diluted net loss per common share computations for the three and six months ended June 30, 2013, because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss in each of these periods.

NOTE 5 — CONVERTIBLE SENIOR NOTES DUE 2017

On March 19, 2012, the Company issued $258.8 million aggregate principal amount of the Convertible Notes. The Company pays interest semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes mature on April 1, 2017, unless earlier converted, redeemed, or repurchased in accordance with their terms. The Convertible Notes are general senior unsecured obligations and rank (1) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes, (2) equal in right of payment to any of the Company’s future indebtedness and other liabilities of the Company that are not so subordinated, (3) junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness and (4) structurally junior to all future indebtedness incurred by the Company’s subsidiaries and their other liabilities (including trade payables).

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

Holders may convert their Convertible Notes prior to the close of business on the business day immediately preceding January 1, 2017, only upon the occurrence of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2012, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day is less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) upon the occurrence of specified corporate events; or (4) if the Company calls any Convertible Notes for redemption, at any time until the close of business on the second business day preceding the redemption date. On or after January 1, 2017 until the close of business on the second business day immediately preceding the stated maturity date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances.

At June 30, 2014, the Convertible Notes met a requirement of convertibility because the Company’s common stock price was in excess of the stated conversion premium for at least 20 trading days in the period of 30 consecutive trading days ending on June 30, 2014. The Convertible Notes remain convertible through September 30, 2014. Convertibility of the Convertible Notes based on the trading price of the Company’s common stock is assessed on a calendar-quarter basis. Upon a conversion of the Convertible Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of both, at the Company’s election. As of June 30, 2014, the conversion rate was 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock. The conversion rate is subject to adjustment in certain events, such as distribution of dividends and stock splits. In addition, upon a Make-Whole Adjustment Event (as defined in the Indenture), the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Convertible Notes in connection with such Make-Whole Adjustment Event.

Interest expense on the Convertible Notes consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Coupon interest expense	$1,698	$1,698	$3,396	$3,396
Non-cash amortization of debt discount	3,355	3,028	6,611	5,969
Non-cash amortization of debt issuance costs	283	256	559	505

Total	$5,336	$4,982	$10,566	$9,870

NOTE 6 — BUILD-TO-SUIT LEASE OBLIGATION

In the fourth quarter of 2013, the Company entered into a long-term property lease for approximately 52,000 square feet of laboratory space located in San Francisco, California. The lease agreement expires in July 2024, and the Company has an option to extend the lease term for up to an additional five years.

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company capitalized $14.5 million as a build-to-suit property within property and equipment, net, and recognized a corresponding build-to-suit lease obligation for the same amount. The Company also recognized, as an additional build-to-suit lease obligation, structural tenant improvements totaling $2.3 million for amounts paid by the landlord and capitalized interest during the construction period of $0.5 million.

A portion of the monthly lease payment will be allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to the rent of the building will be applied to reduce the build-to-suit lease obligation. At June 30, 2014, $0.6 million of the build-to-suit lease obligation representing the expected reduction in the liability over the next twelve months is included as a current liability, and the remaining $16.6 million is included as a non-current liability on the consolidated balance sheet. Expected reductions (increases) in the build-to-suit lease obligation at June 30, 2014 were as follows:

Build-To-Suit Lease Obligation
Years Ending December 31,
Remainder of 2014	$135
2015	621
2016	(50)
2017	24
2018	107
2019 and thereafter	16,413

Total	$17,250

The amounts included in the table above represent the reductions (increases) in the build-to-suit lease obligation on the Company’s consolidated balance sheet in each of the periods presented. The amount in the terminal period includes the amount to derecognize the build-to-suit lease obligation at the end of the lease term. Actual expected lease payments under the build-to-suit lease obligation are included in Note 12, “Commitments and Contingencies.”

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	June 30, 2014	December 31, 2013
Build-to-suit property	$17,250	$—
Leasehold improvements	12,061	12,034
Computer equipment and software	6,803	4,503
Construction in progress	6,357	1,177
Furniture and fixtures	4,051	3,981
Laboratory equipment	714	703

	47,236	22,398
Less: Accumulated depreciation	(7,556)	(5,363)

Total	$39,680	$17,035

NOTE 8 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	June 30, 2014	December 31, 2013
Clinical and preclinical activities	$30,318	$34,182
Payroll and payroll-related	13,914	23,832
Accrued professional services and other current liabilities	11,626	9,379
Royalties and milestones payable	11,352	6,377
Accounts payable	9,287	3,290
Interest payable	1,698	1,698

Total	$78,195	$78,758

Accounts payable represents short-term liabilities for which the Company has received and processed a vendor invoice prior to the end of the reporting period. Accrued expenses and other current liabilities represent, among other things, compensation and related benefits to employees; royalties and milestone payments that are due to licensors of technologies; cash interest payable related to the Company’s Convertible Notes; estimated amounts due to third party vendors for services rendered prior to the end of the reporting period; and invoices received from third party vendors that have not yet been processed.

NOTE 9 — STOCKHOLDERS’ EQUITY

(a) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at June 30, 2014.

(b) Medivation Equity Incentive Plan

The Medivation Equity Incentive Plan provides for the issuance of options and other stock-based awards, including restricted stock units, performance share awards and stock appreciation rights. The vesting of all outstanding awards under the Medivation Equity Incentive Plan will accelerate, and all such share awards will become immediately exercisable, upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan. On June 27, 2014, the Company’s stockholders approved an amendment and restatement of the Medivation Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the Medivation Equity Incentive Plan from 19,150,000 to 21,150,000. As of June 30, 2014, approximately 2.5 million shares were available for issuance under the Medivation Equity Incentive Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2013	6,614,534	$22.12
Granted	798,307	$74.77
Exercised	(812,059)	$10.71
Forfeited	(179,472)	$51.62
Expired	(243)	$48.18

Outstanding at June 30, 2014	6,421,067	$29.28	6.62	$308.6

Vested and exercisable at June 30, 2014	4,164,218	$17.71	5.55	$247.2

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $77.08 of the Company’s common stock on June 30, 2014. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on June 30, 2014. The amounts are presented in millions.

The weighted-average grant-date fair value per share of options granted during the six months ended June 30, 2014, was $41.15.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2014:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2013	311,347	$52.57
Granted	318,569	$79.55
Vested	(37,952)	$53.11
Forfeited	(36,071)	$59.18

Unvested at June 30, 2014	555,893	$67.57

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the six months ended June 30, 2014:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2013	806,116	$23.98
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Outstanding at June 30, 2014	806,116	$23.98	7.38	$42.8

Vested and exercisable at June 30, 2014	500,767	$23.98	7.32	$26.6

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $77.08 of the Company’s common stock on June 30, 2014. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on June 30, 2014. The amounts are presented in millions.

(c) Medivation Employee Stock Purchase Plan

The ESPP, which was approved by the Company’s stockholders on June 28, 2013, permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or end of a purchase period. Eligible employee contributions are limited on an annual basis to $25,000 in accordance with Section 423 of the Internal Revenue Code. The first purchase period under the ESPP commenced on October 1, 2013, and concluded on March 31, 2014. The second purchase period under the ESPP commenced on April 1, 2014, and will conclude on September 30, 2014. Total employee withholdings for ESPP shares at June 30, 2014, recorded in “accounts payable, accrued expenses and other current liabilities” on the consolidated balance sheet were $1.3 million. As of June 30, 2014, a total of 3,000,000 shares of the Company’s common stock were authorized for issuance under the ESPP, and 50,765 shares have been issued.

(d) Stock-Based Compensation

The Company estimates the fair value of stock options, stock appreciation rights, and ESPP shares using the Black-Scholes valuation model. The Black-Scholes assumptions used to estimate the fair value of stock options granted during the period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.65-1.77%	0.73-1.55%	1.57-1.77%	0.73-1.55%
Estimated term (in years)	5.09-5.50	5.25-5.50	5.09-5.50	5.24-5.50
Estimated volatility	60-61%	73-75%	60-64%	68-75%
Estimated dividend yield	—	—	—	—

The fair value of shares issued under the ESPP was estimated on the commencement date of the offering period using the Black-Scholes model and the following assumptions:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Risk-free interest rate	0.06%	0.06%
Estimated term (in years)	0.50	0.50
Estimated volatility	53%	53%
Estimated dividend yield	—	—

No ESPP offering periods commenced during the three and six months ended June 30, 2013.

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense recognized as:
R&D expense	$4,503	$3,619	$8,625	$7,437
SG&A expense	6,678	4,512	12,217	8,990

Total	$11,181	$8,131	$20,842	$16,427

Unrecognized stock-based compensation expense totaled $93.1 million at June 30, 2014, and is expected to be recognized over a weighted-average period of 2.54 years.

NOTE 10 — INCOME TAXES

The Company calculates its quarterly income tax provision in accordance with the guidance provided by ASC 740-270, Interim Income Tax Accounting, whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). The Company recorded an income tax provision of $1.6 million for the three and six months ended June 30, 2014. The provision for income taxes was lower than the tax computed at the U.S. federal statutory rate due primarily to utilization of net operating loss and tax credit carryforwards.

The effective tax rate was 3.3% and 4.3% for the three and six months ended June 30, 2014, respectively. The effective tax rate for the three and six months ended June 30, 2013, was not significant. The increase in the effective tax rate for the three and six months ended June 30, 2014 as compared to prior year periods was due to forecasted taxable income for fiscal 2014.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers all available positive and negative evidence in determining the need for a valuation allowance, including historic operating results, cumulative losses in recent years, forecasted earnings, future taxable income, and feasible tax planning strategies. Based upon the weight of available evidence at June 30, 2014, the Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not. Considering the Company’s current assessment of potential future earnings, including the probability of increased revenue and earnings if the FDA approves the sNDA to extend the indication of XTANDI and earning future contingent milestones under its collaboration agreement, there is a reasonable possibility that, within twelve months, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period such release is recorded and would have a material effect to our financial results.

The future effective tax rate is subject to volatility and may be materially impacted by various internal and external factors. These factors may include, but are not limited to, the amount of income tax benefits and charges from: interpretations of existing tax laws; changes in tax laws and rates; future levels of research and development expenditures; changes in the mix of earnings in countries with differing statutory tax rates in which the Company may conduct business; changes in the valuation of deferred tax assets and liabilities; state income taxes; the tax impact of stock-based compensation; accounting for uncertain tax positions; closure of statute of limitations or settlement of tax audits; changes in estimates of prior years’ items; tax costs for acquisition-related items; changes in accounting standards; and overall levels of income before taxes.

NOTE 11 — FAIR VALUE DISCLOSURES

The following table presents the Company’s cash equivalents as well as the hierarchy for its financial instruments measured at fair value on a recurring basis:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
June 30, 2014:
Cash equivalents:
Money market funds	$192,365	$192,365	—	—
December 31, 2013:
Cash equivalents:
Money market funds	$189,092	$189,092	—	—

The following table presents the total balance of the Company’s other financial instruments that are not measured at fair value on a recurring basis:

		Fair value measurements using:
	Total Balance	Level 1	Level 2	Level 3
June 30, 2014:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$97,671	$97,671	—	—
Liabilities:
Convertible Notes	$298,499	—	$298,499	—
December 31, 2013:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$39,696	$39,696	—	—
Liabilities:
Convertible Notes	$277,145	—	$277,145	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivable from collaboration partner, accounts payable and accrued expenses and other current liabilities approximate their carrying value. The estimated fair value of the Company’s Convertible Notes, including the equity component, was $412.8 million and $383.3 million at June 30, 2014, and December 31, 2013, respectively, and was determined using recent trading prices of the Convertible Notes. The fair value of the Convertible Notes included in the table above represents only the liability component of the Convertible Notes, because the equity component is included in stockholders’ equity on the consolidated balance sheets. For the purposes of the table above, the fair value of the Convertible Notes was bifurcated between the debt and equity components in a ratio similar to the principal amounts of the Convertible Notes.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

(a) Lease Obligations

In the first quarter of 2014, the Company entered into the Fifth Amendment to its headquarters lease agreement in San Francisco, California, pursuant to which it leased approximately 29,000 additional square feet of office space. The Company is entitled to approximately $0.9 million of tenant improvement allowances pursuant to the Fifth Amendment. In connection with the execution of the Fifth Amendment, the Company delivered to the lessor a letter of credit collateralized by restricted cash totaling $2.1 million. In total, at June 30, 2014, the Company leased approximately 127,000 square feet of office space pursuant to the agreement, as amended, which expires in June 2019. Lease commitments pursuant to the Fifth Amendment are approximately $9.6 million over the term of the lease. There were no other changes to the Company’s lease obligations from that disclosed in the Company’s Annual Report.

Future operating lease obligations as of June 30, 2014, are as follows:

Operating Leases
Years Ending December 31,
Remainder of 2014	$3,595
2015	8,008
2016	8,170
2017	8,334
2018	8,499
2019 and thereafter	4,405

Total minimum lease payments	$41,011

The Company is considered the “accounting owner” for a build-to-suit property and has recorded a build-to-suit lease obligation on its June 30, 2014 consolidated balance sheet. Additional information regarding the build-to-suit lease obligation is included in Note 6, “Build-To-Suit Lease Obligation.” Actual future lease payments under the build-to-suit lease are expected to be as follows for each of the periods presented:

Expected Cash Payments Under Build- To-Suit Lease Obligation
Years Ending December 31,
Remainder of 2014	$349
2015	2,435
2016	2,537
2017	2,614
2018	2,692
2019 and thereafter	16,935

Total minimum lease payments	$27,562

(b) Restricted Cash

The Company had outstanding letters of credit collateralized by restricted cash totaling $12.0 million and $9.9 million at June 30, 2014, and December 31, 2013, respectively, to secure various leases, which were classified as long-term assets on the consolidated balance sheets.

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

The Company is required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon achievement of certain development and regulatory milestone events with respect to XTANDI (all of which has been paid as of June 30, 2014),

(c) ten percent of all Sublicensing Income, as defined in the agreement, which the Company earns under the Astellas Collaboration Agreement, and (d) a four percent royalty on global net sales of XTANDI, as defined. Under the terms of the Astellas Collaboration Agreement, the Company shares this royalty obligation equally with Astellas with respect to sales in the United States, and Astellas is responsible for this entire royalty obligation with respect to sales outside of the United States. The Company is currently involved in certain litigation matters with UCLA, which are discussed below.

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

(d) Research and License Agreement

In March 2014, the Company entered into a Research and License Agreement with OncoFusion Therapeutics, Inc., or OncoFusion, for certain compounds targeting Bromodomain and Extra-Terminal (BET) proteins for potential use in oncology and other disease areas. Under the agreement, the Company gained exclusive worldwide rights for the development and commercialization of these compounds and will have access to OncoFusion’s growing library of small molecule BET Bromodomain inhibitor compounds from which the Company may select compounds to move forward into its drug discovery and development efforts. Under the terms of the agreement, the Company paid OncoFusion a $12.0 million license and research agreement fee during the second quarter of 2014, which was accrued at March 31, 2014. The Company could also be required to pay OncoFusion potential future development and sales milestone payments, subject to the achievement of defined clinical and commercial events, and royalties based on sales. Such future milestone and royalty payments are contingent upon future events that may or may not materialize.

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

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits are largely identical and allege violations of the Securities Exchange Act of 1934, as amended. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. In March 2012, after the court dismissed with prejudice the lead plaintiff’s first and second amended complaints with prejudice, the court entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012. The U.S. Circuit Court of Appeals for the Ninth Circuit affirmed the district court’s decision on March 7, 2014. As of the date of this filing, the district court’s order dismissing this matter with prejudice is final, and the matter has been formally concluded.

In May 2011, the Company filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. The Company’s allegations in this lawsuit include that it has exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat non-metastatic CRPC population. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, the Company filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. The Company seeks remedies including a declaration that it is the proper licensee of ARN-509, contractual remedies conferring to it exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against the Company seeking declaratory relief which, if granted, would require the Company to share with the Regents ten percent of any sales milestone payments it may receive under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. Under the Astellas Collaboration Agreement, the Company is eligible to receive up to $320.0 million in sales milestone payments. As of June 30, 2014, the Company has earned $25.0 million in sales milestones under the Astellas Collaboration Agreement. The Company recorded a $2.5 million accrued payment to UCLA at December 31, 2013, representing ten percent of the $25.0 million sales milestone payment, which was paid to UCLA during the first quarter of 2014. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, the Company filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has commenced. The bench trial of the Regent’s cross-complaint against the Company was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which the Company appealed on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of the Company’s breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of the Company on the breach of contract claim, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment for the prevailing party Medivation on the contract claim, and entering judgment in favor of the Regents professor on the fraud claims. The Company’s notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. On April 11, 2014, UCLA filed a complaint against the Company in which UCLA alleges that Medivation and Medivation Prostate Therapeutics, Inc. (MPT) have failed to pay UCLA ten percent of “Operating Profits” Medivation has received (and will continue to receive) from Astellas, as a result of the 2009 Collaboration Agreement, and that Medivation has breached its fiduciary duties to UCLA, as minority shareholder of MPT. On July 16, 2014, UCLA dismissed without prejudice its claim that Medivation breached its fiduciary duties to UCLA, as a minority shareholder of MPT. The Company denies UCLA’s allegations and intends to vigorously defend the litigation.

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

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013, or Annual Report. The following discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or negatives of such terms or variations on such terms of comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the commercialization of XTANDI® (enzalutamide) capsules, or XTANDI, the continuation and success of our collaboration with Astellas Pharma, Inc., or Astellas, the timing, progress and results of our clinical trials, and our product development activities. The forward-looking statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, involve a number of risks, uncertainties and assumptions, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the results anticipated by such statements will occur. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations, trading price of our common stock or of our 2.625% convertible senior notes due on April 1, 2017, or the Convertible Notes, is not necessarily indicative of future performance. We disclaim any intention or obligation to update, supplement or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On March 18, 2014, we and Astellas announced the submission of a supplemental New Drug Application, or sNDA, filing to the FDA to extend the indication for XTANDI for the treatment of men with mCRPC who have not received chemotherapy based on our PREVAIL Study. On May 6, 2014, we announced that the FDA accepted the sNDA filing and granted priority review designation. The FDA Prescription Drug User Fee Act (PDUFA) date for the completion of the FDA’s review of the sNDA is September 18, 2014. On April 3, 2014, we and Astellas announced the submission of a variation to amend the European Marketing Authorization Application for XTANDI for the treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen deprivation therapy and in whom chemotherapy is not yet clinically indicated. The European Medicines Agency validated Astellas’ application for an amended European Marketing Authorization Application and accepted the filing.

Together with Astellas, we are also conducting multiple trials of enzalutamide to further develop enzalutamide in the prostate cancer disease continuum, and also in breast cancer.

In addition, we are investing in multiple early-stage research and drug discovery projects. Our early-stage research and drug discovery projects focus primarily on cancer and central nervous system diseases for which we believe new therapies can substantially improve the current standard of care. Our early-stage projects include technologies that are being developed through our own internal research activities as well as through in-license agreements with third parties.

2014 Business Highlights

XTANDI® (enzalutamide) capsules

•	On March 18, 2014, we and Astellas announced the submission of a supplemental New Drug Application, or sNDA, filing to extend the indication for XTANDI for the treatment of men with mCRPC who have not received chemotherapy. Subsequently on May 6, 2014, we announced that the FDA accepted the sNDA filing and granted priority review designation and set a Prescription Drug User Fee Act (PDUFA) date for the completion of its review of the sNDA of September 18, 2014. The FDA’s acceptance for filing of the sNDA triggered a $25.0 million milestone payment from Astellas, which we earned and recognized as collaboration revenue during the second quarter of 2014.

•	On March 24, 2014, our partner, Astellas, announced that they received approval to market XTANDI in Japan for the treatment of patients with castration-resistant prostate cancer, or CRPC, with the precaution that the efficacy and safety of XTANDI have not been established in patients with prostate cancer who have not received chemotherapy. This approval triggered a $15.0 million milestone payment from Astellas that we earned and recognized as collaboration revenue during the first quarter of 2014. During the second quarter of 2014, we earned and recognized as collaboration revenue an additional $15.0 million milestone payment related to Astellas’ plans to address the PREVAIL population in Japan.

•	On April 3, 2014, we and Astellas announced the submission of a variation to amend the European Marketing Authorization Application for XTANDI for the treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen deprivation therapy and in whom chemotherapy is not yet clinically indicated. The European Medicines Agency validated Astellas’ application for an amended European Marketing Authorization Application and accepted the filing, triggering a $15.0 million milestone payment, which was recognized as collaboration revenue during the second quarter of 2014.

Enzalutamide Clinical Development Program

•	The Phase 3 PREVAIL trial results were published in the June 1, 2014 online issue and the July 31, 2014 print issue of the New England Journal of Medicine in a paper entitled “Enzalutamide in Metastatic Prostate Cancer Before Chemotherapy.”

•	We completed patient enrollment in the STRIVE trial in March 2014, which enrolled approximately 400 men with either metastatic or non-metastatic disease in the United States.

•	We initiated start-up activities with our partner Astellas for a Phase 2 trial evaluating the safety and efficacy of adding enzalutamide to trastuzumab in approximately 80 patients with metastatic or locally advanced breast cancer that is androgen-receptor positive (AR+), human epidermal growth factor receptor 2 (HER2) amplified, and estrogen-receptor negative (ER-) or progesterone receptor negative (PgR-) whose disease has previously progressed on trastuzumab. The primary endpoint of the trial is clinical benefit rate defined as complete response or partial response or stable disease at or before 24 weeks. The goal of the study is to determine whether enzalutamide will provide any incremental benefit for women who have progressed on trastuzumab.

•	In July 2014, we completed patient enrollment in a Phase 2 clinical trial evaluating enzalutamide as a single agent for the treatment of advanced, AR+, triple-negative breast cancer, or TNBC. TNBC is a type of cancer which is not driven by the three most commonly targeted receptors in breast cancer: estrogen, progesterone, and HER2. The Phase 2 open label, single-arm, multicenter trial enrolled more than 100 patients with AR+, TNBC at sites in the United States, Canada, and Europe. The primary endpoint of the trial is clinical benefit rate, defined as the proportion of patients with a best response of complete response, partial response or stable disease at > 16 weeks.

Corporate Developments

•	In March 2014, we entered into a Research and License Agreement with OncoFusion Therapeutics, Inc., or OncoFusion, for certain compounds targeting Bromodomain and Extra-Terminal (BET) proteins for potential use in oncology and other disease areas. Under the agreement, we gained exclusive worldwide rights for the development and commercialization of these compounds and will have access to OncoFusion’s growing library of small molecule BET Bromodomain inhibitor compounds from which we may select compounds to move forward into our drug discovery and development efforts.

2014 Financial Highlights

•	Net sales of XTANDI in the United States for the three months ended June 30, 2014, as reported by Astellas, were $143.7 million, an increase of $61.3 million, or 74%, from the three months ended June 30, 2013. Net sales of XTANDI in the United States for the six months ended June 30, 2014, as reported by Astellas, were $268.2 million, an increase of $110.4 million, or 70%, from the six months ended June 30, 2013.

•	Net sales of XTANDI outside of the United States for the three and six months ended June 30, 2014, as reported by Astellas, were $83.3 million and $131.0 million, respectively. Net sales of XTANDI outside of the United States for the three and six months ended June 30, 2013, as reported by Astellas, were $3.7 million.

•	Collaboration revenue for the three months ended June 30, 2014, was $148.1 million, an increase of $77.9 million, or 111%, from the three months ended June 30, 2013. Collaboration revenue for the six months ended June 30, 2014 was $235.3 million, an increase of $119.0 million, or 102%, from the six months ended June 30, 2013.

•	Development milestone payments earned under the Astellas Collaboration Agreement were $62.0 million and $77.0 million for the three and six months ended June 30, 2014, respectively. At June 30, 2014, the remaining development and sales milestone payments that may potentially be earned under the Astellas Collaboration Agreement were $180.0 million and $295.0 million, respectively.

•	Total operating expenses for the three months ended June 30, 2014, were $93.1 million, an increase of $23.0 million, or 33%, from the three months ended June 30, 2013. Total operating expenses for the six months ended June 30, 2014, were $188.8 million, an increase of $50.2 million, or 36%, from the six months ended June 30, 2013. Operating expenses included non-cash stock-based compensation expense of $11.2 million and $8.1 million for the three months ended June 30, 2014 and 2013, respectively, and $20.8 million and $16.4 million for the six months ended June 30, 2014 and 2013, respectively.

•	Cash and cash equivalents were $290.0 million at June 30, 2014, an increase of $61.2 million, or 27%, from $228.8 million at December 31, 2013.

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

We have identified our most critical accounting policies and estimates upon which our financial statements depend as those relating to: revenue recognition, including estimates of the various deductions from gross sales used to calculate net sales of XTANDI, reliance on third-party information, and the estimated performance periods of our deliverables under collaboration agreements; stock-based compensation; research and development expenses and accruals; litigation; leases; Convertible Notes, including our estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component; determination of whether we are the primary beneficiary of any variable interest entities, or VIEs; and income taxes. As of June 30, 2014, there have been no significant or material changes to our critical accounting policies or estimates from that disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, except for those related to build-to-suit leases described in the following paragraph.

Build-to-Suit Lease Accounting

In certain lease arrangements, we are involved in the construction of the building. To the extent we are involved with structural improvements of the construction project or take construction risk prior to the commencement of a lease, ASC 840-40-05-5 requires us to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, we record an asset in property and equipment, net on the consolidated balance sheets, including capitalized interest costs, for the replacement cost of our portion of the pre-existing building plus the amount of estimated structural construction costs incurred by the landlord and us as of the balance sheet date. We record a corresponding build-to-suit lease obligation on our consolidated balance sheets representing the amounts paid by the lessor.

Once construction is complete, we consider the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building asset remains on our consolidated balance sheets at their historical cost, and such assets are depreciated over their estimated useful lives. We bifurcate our lease payments into a portion allocated to the building, and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land are treated for accounting purposes as operating lease payments, and therefore recorded as rent expense in the consolidated statements of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense, and a portion allocated to reduce the build-to-suit lease obligation.

The interest rate used for the build-to-suit lease obligation represents our estimated incremental borrowing rate, adjusted to reduce any built in loss.

The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows.

The most significant estimates used by management in accounting for build-to-suit leases and the impact of these estimates are as follows:

•	Expected lease term- Our expected lease term includes both contractual lease periods and cancelable option extension periods in which failure to exercise such options would result in an economic penalty. The expected lease term is used in determining the depreciable life of the asset or the straight-line rent recognition period for the portion of the lease payment allocable to the land component. Increasing the expected lease term to include cancelable optional extension periods would generally result in higher interest and depreciation expense for a build-to-suit lease recorded on our consolidated balance sheet.

•	Incremental borrowing rate- We estimate our incremental borrowing rate using treasury rates for debt with maturities comparable to the expected lease term and our credit spread. For build-to-suit leases recorded on our consolidated balance sheet with a related build-to-suit lease obligation, the incremental borrowing rate is used in allocating our rental payments between interest expense and a reduction of the outstanding build-to-suit lease obligation.

•	Fair market value of leased asset- The fair market value of a build-to-suit lease property is based on replacement cost of the pre-construction shell and comparable market data. Fair market value is used in determining the amount of the property asset and related build-to-suit lease obligation to be recognized on our consolidated balance sheet for build-to-suit leases.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements applicable to us is included in Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

Collaboration Revenue

Collaboration revenue consists of three components: (a) collaboration revenue related to U.S. XTANDI sales; (b) collaboration revenue related to ex-U.S. XTANDI sales; and (c) collaboration revenue related to upfront and milestone payments.

Collaboration revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Collaboration revenue:
Related to U.S. XTANDI sales	$71,866	$41,201	$134,091	$78,890
Related to ex-U.S. XTANDI sales	9,992	482	15,723	482
Related to upfront and milestone payments	66,232	28,466	85,465	36,931

Total	$148,090	$70,149	$235,279	$116,303

We are required to pay UCLA ten percent of all Sublicensing Income, as defined in our license agreement with UCLA. We are currently involved in certain litigation matters with UCLA regarding certain terms of the license agreement and other matters, which are discussed in Part II, Item 1, “Legal Proceedings.”

Collaboration Revenue Related to U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. We and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, we and Astellas also share equally all XTANDI development and commercialization costs related to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under our XTANDI license agreement. The primary exceptions to 50/50 cost sharing are that each party is responsible for its own commercial full-time equivalent, or FTE, costs, and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by us and two-thirds by Astellas. Both we and Astellas are entitled to receive a fee for each qualifying detail made by our respective sales representatives. We recognize collaboration revenue related to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue related to U.S. XTANDI sales consists of our share of pre-tax profits and losses from U.S. XTANDI sales, plus reimbursement of our share of reimbursable U.S. development and commercialization costs. Our collaboration revenue related to U.S. XTANDI sales in any given period will be mathematically equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

Under the Astellas Collaboration Agreement, the deductions from gross sales used to derive net sales of XTANDI are determined in a manner consistent with GAAP, consistently applied. The largest component of the deductions used in deriving net sales is legally mandated discounts or rebates to Medicare and other government payors or programs. The estimates used in calculating gross-to-net deductions are reassessed periodically by Astellas and trued-up as appropriate based on actual deductions.

Collaboration revenue related to U.S. XTANDI sales was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net U.S. sales (as reported by Astellas)	$143,732	$82,402	$268,183	$157,780
Shared U.S. development and commercialization costs	(70,543)	(61,431)	(148,250)	(119,101)

Pre-tax U.S. profit	$73,189	$20,971	$119,933	$38,679

Medivation’s share of pre-tax U.S. profit	$36,594	$10,486	$59,966	$19,340
Reimbursement of Medivation’s share of shared U.S. costs	35,272	30,715	74,125	59,550

Collaboration revenue related to U.S. XTANDI sales	$71,866	$41,201	$134,091	$78,890

Net sales of XTANDI in the United States for the three months ended June 30, 2014, as reported by Astellas, were $143.7 million, an increase of $61.3 million, or 74%, from $82.4 million for the prior year period. The increase was primarily the result of higher volumes.

Net sales of XTANDI in the United States for the six months ended June 30, 2014, as reported by Astellas, were $268.2 million, an increase of $110.4 million, or 70%, from $157.8 million for the prior year period. The increase was primarily the result of higher volumes.

Collaboration Revenue Related to Ex-U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI sales. Astellas is responsible for all development and commercialization costs for XTANDI outside the United States, including cost of goods sold and the royalty on net sales payable to UCLA under our license agreement with UCLA, and pays us a tiered royalty ranging from the low teens to the low twenties on net ex-U.S. XTANDI sales. We recognize collaboration revenue related to ex-U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue related to ex-U.S. XTANDI sales consists of royalty payments from Astellas on those sales.

Net sales of XTANDI outside of the United States for the three and six months ended June 30, 2014, as reported by Astellas, were $83.3 million and $131.0 million, respectively. Net sales of XTANDI outside of the United States for the three and six months ended June 30, 2013, as reported by Astellas, were $3.7 million. XTANDI was first approved for sale outside of the United States in June 2013.

Collaboration Revenue Related to Upfront and Milestone Payments

Collaboration revenue related to upfront and milestone payments from Astellas was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Development milestones earned	$62,000	$20,000	$77,000	$20,000
Amortization of deferred upfront and development milestones	4,232	8,466	8,465	16,931

Total	$66,232	$28,466	$85,465	$36,931

The increase in collaboration revenue related to upfront and milestone payments from Astellas was due to the timing of the recognition of development milestone payments upon the achievement of certain defined events as well as a change in our estimated performance period under the Astellas Collaboration Agreement during the third quarter of 2013. Additional information regarding the milestones earned during 2014 is included in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled, “2014 Business Highlights.” At June 30, 2014, we estimated that our remaining performance obligations under the Astellas Collaboration Agreement would be completed in the fourth quarter of 2014. Deferred revenue under the Astellas Collaboration Agreement was $8.5 million at June 30, 2014.

Research and Development Expenses

Research and development, or R&D, expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development expenses	$40,344	$28,205	$86,263	$53,113
Percentage change	43%		62%

R&D expenses increased by $12.1 million, or 43%, to $40.3 million for the three months ended June 30, 2014, from $28.2 million for the prior year period. The increase was primarily due to a $4.2 million increase in development milestone-related payments to UCLA, representing ten percent of the development milestone payments we received from Astellas, a $3.9 million increase in third party clinical and preclinical development costs as a result of increased clinical and preclinical activities and a $2.8 million increase in personnel costs resulting from higher staffing levels.

R&D expenses increased by $33.2 million, or 62%, to $86.3 million for the six months ended June 30, 2014 from $53.1 million for the prior year period. The increase was primarily due to a $12.0 million license and research agreement fee to OncoFusion, a $9.4 million increase in third party clinical and preclinical development costs as a result of increased clinical and preclinical activities, a $5.7 million increase in development milestone-related payments to UCLA, representing ten percent of the development milestone payments we received from Astellas, and a $2.7 million increase in personnel costs resulting from higher staffing levels.

R&D expenses represented 43% and 46% of total operating expenses for the three and six months ended June 30, 2014, respectively, compared with 40% and 38% of total operating expenses for the three and six months ended June 30, 2013, respectively. R&D headcount increased to 185 full-time employees at June 30, 2014, from 133 full-time employees at June 30, 2013. The higher R&D headcount in 2014 was the result of increased clinical and preclinical activities.

Under the Astellas Collaboration Agreement, we and Astellas share certain development costs in the United States. Development cost-sharing payments from Astellas, and corresponding reductions in R&D expenses, were $17.5 million and $11.3 million for the three months ended June 30, 2014 and 2013, respectively. Development cost-sharing payments from Astellas, and corresponding reductions in R&D expenses, were $33.4 million and $18.5 million for the six months ended June 30, 2014 and 2013, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Direct costs:
XTANDI (enzalutamide) program	$24,835	$18,244	$45,123	$35,414
Early-stage research and drug discovery	11,603	7,264	33,175	13,140

Total direct costs	36,438	25,508	78,298	48,554
Indirect costs	3,906	2,697	7,965	4,559

Total	$40,344	$28,205	$86,263	$53,113

Our R&D programs may change from time to time as we evaluate our priorities and available resources.

For a detailed discussion of the risks and uncertainties associated with the timing and cost of completing a product development plan, see Part II Item 1A, “Risk Factors—Risks Related to Our Future Product Development Candidates” of this Quarterly Report.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Selling, general and administrative expenses	$52,795	$41,890	$102,530	$85,458
Percentage change	26%		20%

SG&A expenses increased by $10.9 million, or 26%, to $52.8 million for the three months ended June 30, 2014 from $41.9 million for the prior year period. The increase was primarily due to a $5.3 million increase in personnel costs resulting from higher staffing levels, a $3.6 million increase in royalty and milestone expense to UCLA due to higher net sales of XTANDI in the 2014 period, a $1.9 million increase in third-party sales and marketing expenses as a result of increased sales and marketing activities, and a $0.6 million increase in consulting and other professional fees, partially offset by a $1.4 million decrease in legal fees relating primarily to the timing of our litigation against UCLA, one of its professors and Johnson & Johnson. Additional information regarding the litigation is included in Part II, Item 1, “Legal Proceedings.”

SG&A expenses increased by $17.1 million, or 20%, to $102.5 million for the six months ended June 30, 2014 from $85.5 million for the prior year period. The increase was primarily due to a $7.2 million increase in personnel costs resulting from higher staffing levels, a $6.1 million increase in third-party sales and marketing expenses as a result of increased sales and marketing activities, a $4.7 million increase in royalty and milestone expense to UCLA due to higher net sales of XTANDI in the 2014 period, and a $1.8 million increase in consulting and other professional fees, partially offset by a $2.9 million decrease in legal fees relating primarily to the timing of our litigation against UCLA, one of its professors and Johnson & Johnson.

SG&A expenses represented 57% and 54% of total operating expenses for the three and six months ended June 30, 2014, respectively, compared to 60% and 62% for the three and six months ended June 30, 2013, respectively. SG&A headcount increased to 248 full-time employees at June 30, 2014 from 176 full-time employees at June 30, 2013.

Under our collaboration with Astellas, we are responsible for fifty percent of the cost of goods sold and the royalty payable to UCLA on U.S. net sales of XTANDI. Our share of these items is included in SG&A in our consolidated statements of operations. As such, those components of our reported SG&A will fluctuate in correlation with net sales of XTANDI in the United States.

Under the Astellas Collaboration Agreement, we and Astellas share certain commercialization costs in the United States. Commercialization cost-sharing payments to Astellas, and corresponding increases in SG&A expense, were $2.6 million and $3.8 million for the three months ended June 30, 2014 and 2013, respectively. Commercialization cost-sharing payments to Astellas, and corresponding increases in SG&A expense, were $10.2 million and $8.6 million for the six months ended June 30, 2014 and 2013, respectively.

Other Income (Expense), Net

The components of other income (expense), net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other income (expense):
Coupon interest expense on Convertible Notes	$(1,698)	$(1,698)	$(3,396)	$(3,396)
Non-cash amortization of debt discount and issuance costs on Convertible Notes	(3,638)	(3,284)	(7,170)	(6,474)
Interest income	8	52	17	126
Other income (expense), net	(93)	10	(131)	9

Total	$(5,421)	$(4,920)	$(10,680)	$(9,735)

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

Income Tax Expense

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income tax expense	$1,611	$32	$1,552	$65
Effective income tax rate	3.3%	0.7%	4.3%	0.2%

Income tax expense for the three and six months ended June 30, 2014, was $1.6 million. Our provision for income taxes was lower than the tax computed at the U.S. federal statutory rate due primarily to utilization of net operating loss and tax credit carryforwards. Income tax expense for the three and six months ended June 30, 2013, was not significant.

Our effective tax rate was 3.3% and 4.3% for the three and six months ended June 30, 2014, respectively. Our effective tax rate for the three and six months ended June 30, 2013, was not significant. The increase in the effective tax rate for the three and six months ended June 30, 2014, as compared to prior year periods was due to forecasted taxable income during 2014.

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider all available positive and negative evidence in determining the need for a valuation allowance, including historic operating results, cumulative losses in recent years, forecasted earnings, future taxable income, and feasible tax planning strategies. Based upon the weight of available evidence at June 30, 2014, we have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not currently believe that realization of those assets is more likely than not. Considering our current assessment of potential future earnings, including the probability of increased revenues and earnings if the FDA approves our sNDA to extend the indication for XTANDI and earning future contingent milestones under our collaboration agreement, there is a reasonable possibility that, within twelve months, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period such release is recorded and would have a material effect to our financial results.

Liquidity and Capital Resources

Sources of Liquidity and Access to Capital

We have incurred significant annual net losses since our inception. We have funded our operations primarily through public offerings of our common stock, the issuance of our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, and from the upfront, milestone and cost-sharing payments under agreements with our current and former collaboration partners and, subsequent to September 13, 2012, from collaboration revenue related to XTANDI net sales. As of June 30, 2014, we had earned a total of $155.0 million in development milestone payments and $25.0 million in sales milestone payments under the Astellas Collaboration Agreement, and remained eligible to earn an additional $180.0 million in development milestone payments and $295.0 million in sales milestone payments under the Astellas Collaboration Agreement. Under our license agreement with UCLA, we are required to pay UCLA ten percent of development milestone payments we earn from Astellas. UCLA has also asserted that we are required to pay UCLA ten percent of any sales milestone payments and “Operating Profits” that we receive from Astellas. We deny UCLA’s allegations and intend to vigorously defend the litigation. For more information about this litigation, see Part II, Item 1, “Legal Proceedings.”

At June 30, 2014, we had cash and cash equivalents of $290.0 million. Based on our current expectations, we believe our capital resources at June 30, 2014, combined with our anticipated future cash flows will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong. For a detailed discussion of the risks and uncertainties associated with our sources of liquidity and access to capital, see Part II, Item 1A, “Risk Factors—Risks Related to the Operation of Our Business.”

Cash Flow Analysis

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$56,539	$(48,330)
Investing activities	(6,579)	74,367
Financing activities	11,288	3,649

Net change in cash and cash equivalents	$61,248	$29,686

Net cash provided by operating activities totaled $56.5 million for the six months ended June 30, 2014, which consisted of our net income of $34.3 million, non-cash items of $21.7 million and changes in our operating assets and liabilities of $0.5 million. Non-cash items consisted of non-cash stock-based compensation expense of $20.8 million, non-cash interest expense on the Convertible Notes of $7.2 million, and depreciation expense on property and equipment of $2.2 million, partially offset by non-cash amortization of deferred revenue of $8.5 million. The cash flow from changes in operating assets and liabilities of $0.5 million arose in the ordinary course of business.

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

Net cash used in investing activities totaled $6.6 million for the six months ended June 30, 2014, and consisted of capital expenditures of $4.5 million and an increase in letters of credit collateralized by restricted cash to secure various operating leases of $2.1 million. Net cash provided by investing activities totaled $74.4 million for the six months ended June 30, 2013, consisting of net maturities of short-term investments of $80.1 million, partially offset by $4.6 million of capital expenditures and $1.1 million in letters of credit collateralized by restricted cash to secure operating leases.

Net cash provided by financing activities totaled $11.3 million for the six months ended June 30, 2014, and consisted primarily of proceeds from the issuance of common stock under the Medivation Equity Incentive Plan and ESPP. Net cash provided by financing activities totaled $3.6 million for the six months ended June 30, 2013, and consisted of proceeds from the issuance of common stock under the Medivation Equity Incentive Plan.

Non-cash investing and financing activities include $17.3 million capitalized under build-to-suit lease transactions in which we are deemed the owner for accounting purposes and $3.1 million of property and equipment expenditures incurred but not paid.

Commitments and Contingencies

There have been no significant changes in our contractual cash obligations, commercial commitments and contingencies since December 31, 2013, except for the items disclosed below.

Leases

In the first quarter of 2014, we entered into the Fifth Amendment to our headquarters lease agreement in San Francisco, California, pursuant to which we leased approximately 29,000 additional square feet of office space. In total, at June 30, 2014, we leased approximately 127,000 square feet of office space pursuant to the lease agreement, as amended, which expires in June 2019. Lease commitments pursuant to the Fifth Amendment are approximately $9.6 million over the term of the lease. There were no other changes to our lease obligations from that disclosed in our Annual Report.

Research and License Agreement

In March 2014, we entered into a Research and License Agreement with OncoFusion Therapeutics, Inc., or OncoFusion, for certain compounds targeting Bromodomain and Extra-Terminal (BET) proteins for potential use in oncology and other disease areas. Under the agreement, we gained exclusive worldwide rights for the development and commercialization of these compounds and will have access to OncoFusion’s growing library of small molecule BET Bromodomain inhibitor compounds from which we may select compounds to move forward into our drug discovery and development efforts. Under the terms of the agreement, we paid OncoFusion a $12.0 million license and research agreement fee during the second quarter of 2014, which was accrued at March 31, 2014. We could also be required to pay OncoFusion potential future development and sales milestone payments, subject to the achievement of defined clinical and commercial events, and royalties based on sales. Such future milestone and royalty payments are contingent upon future events that may or may not materialize.

License Agreement with UCLA

On April 11, 2014, UCLA filed a complaint against us in which UCLA alleges that Medivation and Medivation Prostate Therapeutics, Inc. (MPT) have failed to pay UCLA ten percent of “Operating Profits” Medivation has received (and will continue to receive) from Astellas, as a result of the 2009 Collaboration Agreement, and that Medivation has breached its fiduciary duties to UCLA, as minority shareholder of MPT. On July 16, 2014, UCLA dismissed without prejudice its claim that Medivation breached its fiduciary duties to UCLA, as a minority shareholder of MPT. We deny UCLA’s allegations and intend to defend the litigation. For more information about this litigation, see Part II, Item 1, “Legal Proceedings.”

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2014, at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in legal proceedings, investigations, and claims in the ordinary course of our business, including the matters described below.

In March 2010, the first of several putative securities class action lawsuits was commenced in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits were largely identical and alleged violations of the Securities Exchange Act of 1934, as amended. The actions were consolidated in September 2010 and, in April 2011 the court entered an order appointing Catoosa Fund, L.P. and its attorneys as lead plaintiff and lead counsel. In March 2012, after the court dismissed the lead plaintiff’s first and second amended complaints with prejudice, the court entered judgment in favor of defendants. Lead plaintiff filed a notice of appeal to the U.S. Circuit Court of Appeals for the Ninth Circuit in April 2012. The U.S. Circuit Court of Appeals for the Ninth Circuit affirmed the district court’s decision on March 7, 2014. As of the date of this filing, the district court’s order dismissing this matter with prejudice is final, and the matter has been formally concluded.

In May 2011, we filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. Our allegations in this lawsuit include that we have exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat non-metastatic CRPC population. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, we filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. We seek remedies including a declaration that we are the proper licensee of ARN-509, contractual remedies conferring to us exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against us seeking declaratory relief which, if granted, would require us to share with the Regents ten percent of any sales milestone payments we may receive under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. Under the Astellas Collaboration Agreement, we are eligible to receive up to $320.0 million in sales milestone payments. As of June 30, 2014, we have earned $25.0 million in sales milestone payments under the Astellas Collaboration Agreement. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, we filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has commenced. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which we appealed on February 13, 2014, along with the December 2012 summary judgment order in favor of Regents. The jury trial of our breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of us on the breach of contract claim, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment for the prevailing party Medivation on the contract claim, and entering judgment in favor of the Regents professor on the fraud claims. Our notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. On April 11, 2014, UCLA filed a complaint against us in which UCLA alleges that Medivation and Medivation Prostate Therapeutics, Inc. (“MPT”) have failed to pay UCLA ten percent of “Operating Profits” Medivation has received (and will continue to receive) from Astellas, as a result of the 2009 Collaboration Agreement, and that Medivation has breached its fiduciary duties to UCLA, as minority shareholder of MPT. On July 16, 2014, UCLA dismissed without prejudice its claim that Medivation breached its fiduciary duties to UCLA, as a minority shareholder of MPT. We deny UCLA’s allegations and intend to vigorously defend the litigation.

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

Risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for those risk factors below designated by an asterisk (*) and the removal of the risk factor regarding the purported securities class action lawsuit previously filed against us, which has been dismissed with prejudice and so is formally concluded. Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results, cash flows and financial condition. If any of the events or circumstances described in the following risk factors actually occurs, our business may suffer, the trading price of our common stock and our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Quarterly Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

Risks Related to XTANDI ® (enzalutamide) capsules

We may not be able to further commercialize XTANDI in the United States, and may fail to continue to generate significant revenue from the sale of XTANDI in the United States.*

We only have one commercial product, XTANDI. The further commercialization of XTANDI in the United States for the treatment of post-chemotherapy metastatic castration-resistant prostate cancer, or mCRPC, patients, and the commercialization of XTANDI in the United States for the treatment of mCRPC patients who have not received chemotherapy (should it be approved by regulatory authorities for that population), or any other patient populations for which XTANDI may subsequently be approved may not be successful for a number of reasons, including:

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

If the further commercialization of XTANDI is unsuccessful, our ability to generate revenue from product sales and achieve profitability would be adversely affected and our business could fail.

XTANDI may fail to obtain regulatory approval, be successfully commercialized and generate significant revenue outside the United States.*

XTANDI is approved in more than 40 countries for the post-docetaxel indication and marketing applications for this indication are under review in multiple countries worldwide. Unless we and Astellas can obtain additional regulatory approval and reimbursement outside the United States of XTANDI to treat post-chemotherapy mCRPC patients, and for additional patient populations, e.g., mCRPC patients who have not received chemotherapy, Astellas’ ability to successfully commercialize XTANDI further and our ability to generate additional revenue from XTANDI and fund our operations could be significantly limited.

If XTANDI fails to obtain regulatory approval for mCRPC patients who have not received chemotherapy, the commercial potential of XTANDI will be harmed.*

XTANDI has not yet been approved for the treatment of mCRPC patients who have not received chemotherapy in the United States or internationally. We believe that the commercial opportunity represented by mCRPC patients who have not received chemotherapy is substantially larger than that represented by post-chemotherapy mCRPC patients, and thus any failure to successfully obtain approval of XTANDI for the treatment of mCRPC patients who have not received chemotherapy would have a negative impact on our business and future prospects. If approved, the new label for XTANDI for mCRPC patients who have not received chemotherapy may have new safety risks, monitoring requirements, or warnings and precautions that may limit the commercial uptake of the product in this patient population. In January 2014, the results of the PREVAIL trial, the Phase 3 trial of XTANDI for mCRPC patients who have not received chemotherapy, were presented at the American Society of Clinical Oncology 2014 Genitourinary Cancers Symposium. Subsequently, we announced the acceptance of a supplemental New Drug Application, or sNDA, to the FDA with a FDA Prescription Drug User Fee Act (PDUFA) review date of September 18, 2014, to extend the indication for XTANDI for the treatment of mCRPC patients who have not received chemotherapy and the submission of a variation to amend the European Marketing Authorization Application for XTANDI to the European Medicines Agency (which the European Medicines Agency accepted) for the treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen deprivation therapy and in whom chemotherapy is not yet clinically indicated, but we do not know if the results of the PREVAIL trial are robust enough to support regulatory approval by the FDA or the European Medicines Agency.

Even if we obtain regulatory approval for the use of XTANDI to treat mCRPC patients who have not received chemotherapy, we will need to expand our sales and marketing efforts to include urologists, and if we are not successful in marketing to urologists, the commercial potential of XTANDI will be harmed.*

In May 2014, we and Astellas announced the acceptance of the sNDA for the treatment of mCRPC patients who have not received chemotherapy, by the FDA, with a FDA PDUFA review date of September 18, 2014. Even if the sNDA is approved by the FDA, our commercialization of XTANDI for such indication will require marketing and sales efforts directed to urologists, who may have different prostate cancer treatment perspectives and require different sales and marketing efforts from oncologists, who have been the largest physician specialty prescribing XTANDI to date. Failure to successfully obtain approval and commercialize XTANDI for the treatment of mCRPC patients who have not received chemotherapy with urologists, as well as with oncologists, would have a negative impact on our business and future prospects.

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

Price pressure from third party payors and price competition from approved competitors could substantially impact our ability to generate revenue from XTANDI and negatively impact our business.*

The realized price of XTANDI could be subject to downward pressure from managed care organizations and institutional purchasers, who use cost considerations to restrict the sale of preferred drugs that their physicians may prescribe, and from aggressive competitive pricing activity. To the extent, that payors think the price for XTANDI is too high, and/or prefer similar lower-priced, branded or generic competitors due to cost considerations, we and our partner Astellas may be forced either to reduce the price of XTANDI or be subject to formulary restrictions, which could result in a loss of sales revenue and/or market share. Additionally, XTANDI currently competes against products and could compete in the future with products marketed by some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson, who have more resources and greater flexibility to engage in aggressive price competition in order to gain revenues and market share. It is uncertain whether we and Astellas could compete with such competition, and our failure to compete or decision to reduce the price of XTANDI in order to compete could severely impact our business.

Competition from other approved products, including those that operate similarly to XTANDI, could impact the expected duration of therapy with XTANDI, and impact our ability to generate revenue.

We are competing and will continue to compete against drugs that operate similarly to XTANDI. To the extent XTANDI is used after drugs like Zytiga and/or potentially ARN-509, which operate on the same molecular signaling pathway or have the same mechanism of action as XTANDI, patients may not have as good a response on XTANDI as would patients who are naïve of such drugs. If XTANDI is unable to successfully compete for a position in the prostate cancer treatment paradigm ahead of drugs like Zytiga and/or potentially ARN-509, which are now being investigated in Phase 3 clinical studies in earlier stage prostate cancer, sales of XTANDI would be negatively impacted, due to decreased use or shorter duration of XTANDI therapy. In addition, the availability of multiple other approved agents to treat the same patients being treated with XTANDI could cause the treating physicians to switch patients off of XTANDI and onto competing therapies more quickly than would otherwise be the case, which would also negatively impact XTANDI sales due to shorter duration of use.

Competition from generic products could potentially harm our business.

Competition from manufacturers of generic drugs could be a major challenge for us, like other branded pharmaceutical companies, and the loss or expiration of intellectual property rights on enzalutamide or a competitor product, e.g., Zytiga plus prednisone, could adversely affect on our business, and could put downward pressure on the price and market share of XTANDI. The FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the branded product. Generic products need only demonstrate a drug level availability in the body equivalent to that of the branded product.

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

In the European Union, we and Astellas are required to collect efficacy data on mCRPC patients previously treated with Zytiga to determine XTANDI’s efficacy response in such patients, which we do not expect to be as good as in patients naïve to Zytiga. In the United States, we and Astellas are required to conduct an open-label safety study of XTANDI in patients with known risk factor(s) for seizure and to report the results of that study to the FDA in 2019. If the results of this study reveal unacceptable safety risks, this could result in decreased commercial utilization of XTANDI for post-chemotherapy mCRPC and in mCRPC patients who have not received chemotherapy if approved, failure to obtain approval in other indications (including mCRPC patients who have not received chemotherapy and breast cancer), and modifications to the existing label for post-chemotherapy mCRPC, including potentially a boxed warning, or additional clinical testing. Any one or more of these outcomes would seriously harm our business. Additionally, we could receive additional post-marketing requirements as we seek approval of XTANDI in additional patient populations. Failure to conduct the post-marketing requirements or commitments in a timely manner may result in withdrawal of approval for XTANDI and substantial civil and/or criminal penalties.

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

We and the manufacturers of XTANDI are also required to comply with current good manufacturing practices, or cGMP, regulations which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with XTANDI, or problems with the facilities where XTANDI is manufactured, may result in restrictions on the marketing of XTANDI, up to and including withdrawal of XTANDI from the market. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

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

Additionally, the compliance environment is changing, with more states, such as California, Massachusetts, Vermont, and Minnesota, mandating implementation of compliance programs, compliance with industry ethics codes, and implementation of gift bans and spending limits, and/or gifts, compensation, and other remuneration to healthcare professionals. Moreover, Section 6002 of PPACA included new requirements for pharmaceuticals manufacturers, among others, to report certain payments or “transfers of value” made or distributed to physicians and teaching hospitals, and to report any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. Section 6002 of PPACA includes in its reporting requirements a broad range of transfers of value, including, but not limited to consulting fees, charitable contributions, payments for research, and grants. The Centers for Medicare & Medicaid Services, or CMS, issued its final rule implementing Section 6002 of PPACA in February 2013, and required data collection commenced as of August 1, 2013. Manufacturers were required to report unaggregated data for August through December of 2013 to CMS by June 30, 2014. CMS will release the data on a public website by the end of 2014. Failure to so report could subject companies to significant financial penalties. Several states currently have similar laws and more states may enact similar legislation. Reporting and public disclosure of these payments and transfers of value may make it more difficult to recruit physicians for assistance with activities that would be helpful to our business. Tracking and reporting the required payments and transfers of value may result in considerable expense and additional resources.

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

In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business, such as our litigation with the Regents of the University of California. On April 11, 2014, The Regents of the University of California, or UCLA, filed a complaint against us and one of our subsidiaries in the Superior Court of the State of California, County of San Francisco. The complaint arises from the parties’ 2005 Exclusive License Agreement, or ELA, which grants our subsidiary rights in certain UCLA patents, including the UCLA patents covering XTANDI. The complaint centers on two allegations. The first allegation is that we and our subsidiary have failed to pay UCLA ten percent of “Operating Profits” we received (and will continue to receive) from Astellas Pharma, Inc. as a result of the 2009 Collaboration Agreement between us and Astellas. UCLA alleges that such Operating Profits are “Sublicensing Income” under the ELA and that UCLA is entitled to ten percent of such payments. The second allegation is that we breached our fiduciary duties to UCLA, as a minority shareholder of our subsidiary. UCLA owns a fraction of one percent of the outstanding shares of our subsidiary. The complaint seeks a declaration and judgment for breach of contract related to the allegation that “Operating Profits” payments received from Astellas are “Sublicensing Income” under the ELA, a judgment that we have breached our fiduciary duties and an injunction requiring us to comply with our fiduciary duties. At the time of this filing, UCLA’s second allegation that we breached our fiduciary duties to UCLA, as a minority shareholder of MPT, had been dismissed without prejudice. Although the UCLA complaint does not seek termination of the ELA, if we are not successful in this litigation we may be required to pay UCLA ten percent of the “Operating Profits” and be subject to other liabilities, any of which could have a material adverse effect on our financial condition and results of operations. See Part II, Item 1, “Legal Proceedings” for additional information on this litigation. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

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

Risks Related to the Operation of our Business

We have a history of net losses and we may incur substantial losses in the foreseeable future as we continue our development and commercialization activities and may never achieve, maintain, or increase profitability on a quarterly or annual basis.*

We have incurred significant losses since our inception and as of June 30, 2014, we have an accumulated deficit of $299.9 million. We have incurred these losses principally from costs incurred in funding our research and development activities, from general and administrative expenses and from our XTANDI commercialization activities. We may incur substantial costs in the future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and our early-stage research and drug discovery projects, potential business development activities, and our corporate overhead costs, which could impact our ability to achieve, maintain, or increase profitability on a quarterly or annual basis. Our ability to generate revenue to achieve, maintain, or increase profitability on a quarterly or annual basis is dependent on our ability, alone or with collaboration partners, to successfully commercialize products for which we have received marketing approval.

Our significant level of indebtedness and lease obligations could adversely affect our financial condition. In addition, we may not have sufficient funds to service our indebtedness and lease obligations when payments are due.

At June 30, 2014, we had outstanding $258.7 million of the Convertible Notes, and approximately $68.6 million of minimum lease commitments. We may also incur additional indebtedness to meet future financing needs, including in connection with any licensing or acquisition transactions that we may elect to assume to diversify our product risk. Our substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

•	make it more difficult for us to satisfy our financial obligations, including with respect to the Convertible Notes and leases;

•	increase our vulnerability to general adverse economic, industry and competitive conditions;

•	reduce the availability of our cash resources to fund our operations because we will be required to dedicate a substantial portion of our cash resources to the payment of principal and interest on our indebtedness and lease payments;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	prevent us from raising funds necessary to repurchase the Convertible Notes following a fundamental change, which includes a non-stock takeover of our company and certain other merger and business combination transactions;

•	place us at a competitive disadvantage compared to our competitors that are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploring; and

•	limit our ability to obtain additional financing.

Each of these factors may have a material and adverse effect on our financial condition and viability.

We have funded our operations primarily through public offerings of our common stock, proceeds from the issuance of the Convertible Notes and from upfront, milestone and cost-sharing payments received under agreements with current and former collaboration partners, and subsequent to September 13, 2012, from collaboration revenue related to XTANDI sales. At June 30, 2014, we had cash and cash equivalents totaling $290.0 million available to fund our operations. We expect to continue to spend substantial amounts of capital for our operations in the future. Our ability to generate a sufficient amount of profit and positive cash flows from sales of XTANDI could impact our ability to make payments on the Convertible Notes and our leases when they become due and to satisfy our other cash requirements and will depend on our existing cash resources and future financing activity, if any.

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

We have a history of net losses and we may incur additional losses in the future. Our future capital requirements will depend on many factors, including without limitation:

•	costs associated with commercialization of XTANDI for post-chemotherapy mCRPC patients, and if the FDA approves, mCRPC patients who have not received chemotherapy in the United States;

•	the timing and magnitude of sales of XTANDI for post-chemotherapy mCRPC patients, and if the FDA approves, mCRPC patients who have not received chemotherapy;

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our collaboration partner’s preclinical programs and clinical studies;

•	whether we experience delays in our preclinical and clinical development programs;

•	whether opportunities to acquire additional product candidates arise and the timing and costs of acquiring and developing those product candidates;

•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize potential future product candidates on terms, including development and commercialization cost share terms, that are acceptable to us;

•	the timing and requirements of, and the costs involved in, conducting studies required to obtain regulatory approvals for XTANDI or potential future product candidates from the FDA and comparable foreign regulatory agencies;

•	the availability of third parties to perform the key development tasks for XTANDI and potential future product candidates, including conducting preclinical and clinical studies and manufacturing our product candidates to be tested in those studies, and the associated costs of those services;

•	expenses associated with, and the outcome of, ongoing litigation;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of and enforcing patent claims and other costs related to patent rights and other intellectual property rights, including litigation costs and the results of such litigation; and

•	interest payments and potential cash settlement of the Convertible Notes and lease payments;

Based on our current expectations, we believe our capital resources at June 30, 2014, combined with our anticipated future cash flows, will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of XTANDI, potential XTANDI approvals in new markets and for other indications, and potential receipt of profit sharing, royalty, and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for XTANDI and other existing or potential future product candidates, or to license additional product, product candidates or companies, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash. Our ability to raise additional funds on acceptable terms will be dependent on the climate of worldwide capital markets, which could be challenging.

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

In addition to our significant level of indebtedness, we have significant obligations relating to our leases. At June 30, 2014, we had minimum lease commitments of approximately $68.6 million. Leases that are classified as operating leases are disclosed in the footnotes to our consolidated financial statements, but are not reflected as liabilities on our consolidated balance sheets.

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

We may have additional tax liabilities.*

We are subject to income taxes in various jurisdictions. Significant judgment is required in determining our provision for income taxes and other tax liabilities. Our effective income tax rate in the future is subject to volatility and could be adversely affected by a number of factors, including: interpretations of existing tax laws, changes in tax laws and rates, future levels of research and development expenditures, changes in the mix of earnings in countries with differing statutory tax rates in which we may conduct business, changes in the valuation of deferred tax assets and liabilities, state income taxes, the tax impact of stock-based compensation, changes in estimates of prior years’ items, tax costs for acquisition-related items, changes in accounting standards, and overall levels of income before taxes. The impact of our income tax provision resulting from these items may be significant and could have a negative impact on our net income.

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

In addition, our revenues will also depend on the achievement of development and sales milestones that trigger milestone payments under our existing collaboration with Astellas, as well as any upfront and milestone payments under potential future collaboration and license agreements. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next. Further, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

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

The following factors, in addition to other risk factors described herein, may have a significant impact on the market price of our common stock:

•	our ability to meet the expectations of investors related to the commercialization of XTANDI;

•	inaccurate sales forecasting of XTANDI;

•	the timing and amount of revenues generated from sales of XTANDI;

•	actual or anticipated variations in quarterly operating results;

•	legislation or regulatory actions or decisions affecting XTANDI or product candidates, including those of our competitors;

•	changes in laws or regulations applicable to XTANDI;

•	the receipt or failure to receive the additional funding necessary to conduct our business;

•	the progress and results of preclinical studies and clinical trials of our product candidates conducted by us, Astellas or any future collaborative partners or licensees, if any, and any delays in enrolling a sufficient number of patients to complete clinical trials of our product candidates;

•	the announcement by our competitors of results from clinical trials of their products or product candidates;

•	selling by existing stockholders and short-sellers;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaboration with Astellas or any future collaborations;

•	publicity regarding us, our product candidates or those of our competitors, including research reports published by securities analysts;

•	regulatory developments in the United States and foreign countries;

•	litigation, including the purported securities class action lawsuits pending against us and certain of our officers;

•	hedging or arbitrage trading activity involving our common stock, including in connection with arbitrage strategies employed or that may be employed by investors in the Convertible Notes;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

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

The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.*

Holders of the Convertible Notes are entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. We may, at any time prior to the final settlement method election date, irrevocably elect to satisfy our conversion obligation with respect to each subsequent conversion date in a combination of cash and shares of our common stock, if any, with a specified dollar amount of $1,000, in which case we will no longer be permitted to settle the principal portion of any converted Convertible Notes in shares of our common stock. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, “Debt with Conversion and Other Options,” or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

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

Changes in, or interpretations of, accounting principles could have a significant impact on our financial position and results of operations.*

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. These principles are subject to interpretation by the SEC and various other bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions.

For example, the Financial Accounting Standards Board, or FASB, is currently working together with the International Accounting Standards Board, or IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the U.S. These efforts by the FASB and the IASB may result in different accounting principles under U.S. GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting.

ITEM 5.	OTHER EVENTS.

On July 10, 2014, we announced that Dawn Svoronos (formerly Graham) was appointed as our chief commercial officer, to replace Cheryl Cohen, our former chief commercial officer, who left Medivation to pursue other opportunities. Ms. Svoronos currently is a member of our Board of Directors and is a former president of Europe and Canada for Merck & Co. Inc., where she oversaw commercial operations in approximately 30 EU and EU accession countries. Ms. Svoronos will lead our commercial organization on an interim basis and will participate in the search for a permanent chief commercial officer.

ITEM 6.	EXHIBITS.

See the Exhibit List which follows the signature page of this Quarterly Report on Form 10Q, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2014	MEDIVATION, INC.

	By:	/s/ Richard A. Bierly
	Name:	Richard A. Bierly
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	8-K	000-20837	3.4	10/17/2013

3.2	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

4.1	Common Stock Certificate	10-Q	001-32836	4.1	5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1	3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior notes due 2017).	8-K	001-32836	4.2	3/19/2012

10.1	Amended and Restated 2004 Equity Incentive Award Plan	8-K	001-32836	10.1	7/1/2014

10.2	Fifth Amendment to lease, dated as of February 12, 2014, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.					X

12.1	Computation of Ratio of Earnings to Fixed Charges					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.