Form 10-Q
period 2014-09-30
MEDIVATION, INC.
filed 2014-11-06
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, 77,624,659 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$321,053	$228,788
Receivable from collaboration partner	208,090	107,210
Prepaid expenses and other current assets	20,918	17,981
Restricted cash	410	—

Total current assets	550,471	353,979
Property and equipment, net	41,075	17,035
Restricted cash	11,562	9,899
Other non-current assets	15,076	11,737

Total assets	$618,184	$392,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$109,060	$78,758
Deferred revenue	4,233	16,931
Current portion of build-to-suit lease obligation	781	—

Total current liabilities	114,074	95,689
Convertible Notes, net of unamortized discount of $40,187 and $50,336 at September 30, 2014, and December 31, 2013, respectively	218,555	208,414
Build-to-suit lease obligation, excluding current portion	18,249	—
Other non-current liabilities	18,060	11,600

Total liabilities	368,938	315,703
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 170,000,000 shares authorized; 77,567,195 and 75,803,020 shares issued and outstanding at September 30, 2014, and December 31, 2013, respectively	776	758
Additional paid-in capital	470,384	410,350
Accumulated deficit	(221,914)	(334,161)

Total stockholders’ equity	249,246	76,947

Total liabilities and stockholders’ equity	$618,184	$392,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaboration revenue	$200,478	$60,027	$435,757	$176,330
Operating expenses:
Research and development expenses	45,430	28,737	131,693	81,850
Selling, general and administrative expenses	63,165	39,288	165,695	124,746

Total operating expenses	108,595	68,025	297,388	206,596

Income (loss) from operations	91,883	(7,998)	138,369	(30,266)
Other income (expense), net:
Interest expense	(5,535)	(5,165)	(16,101)	(15,035)
Interest income	9	40	26	166
Other income (expense), net	55	(132)	(76)	(123)

Total other income (expense), net	(5,471)	(5,257)	(16,151)	(14,992)

Income (loss) before income tax expense	86,412	(13,255)	122,218	(45,258)
Income tax expense	(8,419)	(58)	(9,971)	(123)

Net income (loss)	$77,993	$(13,313)	$112,247	$(45,381)

Basic net income (loss) per common share	$1.01	$(0.18)	$1.46	$(0.60)

Diluted net income (loss) per common share	$0.96	$(0.18)	$1.39	$(0.60)

Weighted average common shares used in the calculation of basic net income (loss) per common share	77,056	75,255	76,629	75,032

Weighted average common shares used in the calculation of diluted net income (loss) per common share	81,223	75,255	80,724	75,032

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$77,993	$(13,313)	$112,247	$(45,381)
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities, net	—	6	—	(15)

Other comprehensive income (loss), net	—	6	—	(15)

Comprehensive income (loss)	$77,993	$(13,307)	$112,247	$(45,396)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$112,247	$(45,381)
Adjustments for non-cash operating items:
Stock-based compensation	32,799	25,628
Amortization of deferred revenue	(12,698)	(21,163)
Amortization of debt discount and debt issuance costs	11,007	9,941
Depreciation on property and equipment	3,603	2,474
Asset impairment and other charges	1,112	35
Excess tax benefits from stock-based compensation	(362)	—
Accretion of discount on securities	—	(148)
Changes in operating assets and liabilities:
Receivable from collaboration partner	(100,880)	(32,126)
Prepaid expenses and other current assets	3,599	(6,567)
Other non-current assets	(4,289)	(1,468)
Accounts payable, accrued expenses and other current liabilities	28,460	14,484
Interest payable	1,698	1,698
Other non-current liabilities	16	(239)

Net cash provided by (used in) operating activities	76,312	(52,832)

Cash flows from investing activities:
Purchases of property and equipment	(9,223)	(6,321)
Change in restricted cash	(2,073)	(713)
Purchases of short-term investments	—	(144,926)
Maturities of short-term investments	—	285,000

Net cash (used in) provided by investing activities	(11,296)	133,040

Cash flows from financing activities:
Proceeds from issuance of common stock under equity incentive and stock purchase plans	26,891	6,459
Excess tax benefits from stock-based compensation	362	—
Repayment of Convertible Notes	(4)	—

Net cash provided by financing activities	27,249	6,459

Net increase in cash and cash equivalents	92,265	86,667
Cash and cash equivalents at beginning of period	228,788	71,301

Cash and cash equivalents at end of period	$321,053	$157,968

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Amounts capitalized under build-to-suit lease transactions	$18,085	$—
Interest capitalized during construction period for build-to-suit lease transactions	$945	$—
Property and equipment expenditures incurred but not yet paid	$355	$23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

Medivation, Inc. (the “Company” or “Medivation”) is a biopharmaceutical company focused on the rapid development and commercialization of medically innovative therapies to treat serious diseases for which there are limited treatment options.

The Company’s most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which is partnered with Astellas Pharma Inc., or Astellas. On August 31, 2012, XTANDI received marketing approval from the U.S. Food and Drug Administration, or FDA, for the treatment of metastatic castration-resistant prostate cancer, or mCRPC, patients who previously received docetaxel, or post-chemotherapy mCRPC patients. The Company and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. On June 24, 2013, the Company and Astellas announced that XTANDI was granted marketing authorization in the European Union, or EU, for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. On March 24, 2014, the Company’s partner, Astellas, announced that it received approval to market XTANDI in Japan for the treatment of patients with castration-resistant prostate cancer, or CRPC, with the precaution that the efficacy and safety of the drug have not been established in patients with prostate cancer who have not received chemotherapy. XTANDI is approved in more than 45 countries for the post-docetaxel indication and marketing applications for this indication are under review in multiple countries worldwide.

On September 10, 2014, the FDA approved a new indication for the use of XTANDI to treat patients with mCRPC who have not received chemotherapy. This new approved use follows a priority review of the supplemental New Drug Application, or sNDA, submission to the FDA that was based on the results of the Company’s Phase 3 PREVAIL trial. In October 2014, in Japan, the item “Precautions relating to indications” of the package insert has been revised based on the results of the PREVAIL trial, which means the sentence, “The efficacy and safety of the drug have not been established in patients with prostate cancer who have not received chemotherapy,” has been deleted. The revision of this item of the XTANDI package insert in Japan triggers a $45.0 million milestone payment to the Company, which will be recognized as collaboration revenue in the fourth quarter of 2014. Then, on October 24, 2014, the Committee for Medicinal Products for Human Use of the European Medicines Agency adopted a positive opinion recommending a variation to amend the European Marketing Authorisation for XTANDI. The positive opinion relates to the use of enzalutamide for the treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen deprivation therapy and in whom chemotherapy is not yet clinically indicated. If the European Medicines Agency amends the European Marketing Authorisation for XTANDI, the Company will earn the final development milestone payment from Astellas under the Astellas Collaboration Agreement, totaling $45.0 million.

Together with Astellas, the Company is also conducting multiple trials of enzalutamide to further develop enzalutamide in the prostate cancer disease continuum, and also in breast cancer.

In addition, the Company is investing in programs where there is an unmet medical need. The Company’s research and drug discovery projects focus on diseases, including cancer for which it believes new therapies can substantially improve the current standard of care.

On October 23, 2014, the Company announced that it licensed exclusive worldwide rights to CureTech, Ltd.’s late-stage clinical molecule pidilizumab (CT-011), an immune modulatory anti PD-1 monoclonal antibody, for potential applications, including in oncology. Additional information regarding the agreement with CureTech, Ltd. is included in Note 13, “Subsequent Event.”

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

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or SEC, on February 27, 2014. The consolidated balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date.

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

Estimates and assumptions used by management principally relate to: revenue recognition, reliance on third-party information, including estimates of the various deductions from gross sales used to calculate net sales of XTANDI, and the estimated performance periods of the Company’s deliverables under its agreements with current and former collaboration partners; services performed by third parties but not yet invoiced; the fair value and forfeiture rates of equity awards under the Medivation Equity Incentive Plan and the ESPP; the probability and potential magnitude of contingent liabilities; the 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, including the Company’s estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component; determination of whether the Company is the primary beneficiary of any variable interest entities; determination of whether leases are operating, capital, or build-to-suit; and deferred income taxes, income tax provisions and accruals for uncertain income tax positions.

(c) Significant Accounting Policies

Reference is made to Note 2, “Summary of Significant Accounting Policies,” included in the notes to the Company’s audited consolidated financial statements included in its Annual Report. As of the date of the filing of this Quarterly Report on Form 10-Q, or the Quarterly Report, there were no significant changes to the significant accounting policies described in the Company’s Annual Report, except those related to build-to-suit lease accounting described in the following section.

Build-To-Suit Lease Accounting

In certain lease arrangements, the Company is involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, Accounting Standards Codification, or ASC, 840-40, Leases – Sale-Leaseback Transactions (Subsection 05-5), requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, the Company records an asset in property and equipment, net on the consolidated balance sheets, including capitalized interest costs, for the replacement cost of the Company’s portion of the pre-existing building plus the amount of estimated structural construction costs incurred by the landlord and the Company as of the balance sheet date. The Company records a corresponding build-to-suit lease obligation on its consolidated balance sheets representing the amounts paid by the lessor.

Once construction is complete, the Company considers the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building asset remains on the Company’s consolidated balance sheets at its historical cost, and such asset is depreciated over its estimated useful life. The Company bifurcates its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the consolidated statements of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation. The interest rate used for the build-to-suit lease obligation represents the Company’s estimated incremental borrowing rate, adjusted to reduce any built in loss.

The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows.

(d) Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when (or as) each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. The accounting standard will be effective for reporting periods beginning after December 15, 2016. The Company is currently assessing the method of adoption and the impact the new standard will have on its consolidated financial statements.

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

NOTE 3 — COLLABORATION AGREEMENT

(a) Collaboration Agreement with Astellas

In October 2009, the Company entered into a collaboration agreement with Astellas, or the Astellas Collaboration Agreement. Under the agreement, decision making and economic participation differs between the U.S. market and the ex-U.S. market. In the United States, decisions are generally made by consensus, pre-tax profits and losses are shared equally and subject to certain exceptions, development and commercialization costs (including cost of goods sold and the royalty on net sales payable to The Regents of the University of California (“UCLA” or “the Regents”) under the Company’s license agreement with UCLA) are also shared equally. The primary exceptions to equal cost sharing in the U.S. market are that each party is responsible for its own commercial full-time equivalent, or FTE, costs, and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company and Astellas are co-promoting XTANDI in the U.S. market, with each company providing half of the sales and medical affairs effort in support of the product. Both the Company and Astellas are entitled to receive a fee for each qualifying detail made by its respective sales representatives. Outside the United States, decisions are generally made by Astellas and all development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA) are borne by Astellas. Astellas retains all ex-U.S. profits and losses, and pays the Company a tiered royalty ranging from the low teens to the low twenties on any aggregate net sales of XTANDI outside the United States, or ex-U.S. XTANDI sales. Astellas has sole responsibility for promoting XTANDI outside the United States and for recording all XTANDI sales both inside and outside the United States. Both the Company and Astellas have agreed not to commercialize certain other products having a similar mechanism of action (as defined by the Astellas Collaboration Agreement) as XTANDI for the treatment of prostate cancer for a specified time period, subject to certain exceptions.

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, upfront cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments and up to $320.0 million in sales milestone payments. As of September 30, 2014, the Company has earned an aggregate of $245.0 million in development milestone payments and $25.0 million in sales milestone payments under the Astellas Collaboration Agreement. The Company expects that any of the remaining $90.0 million in development milestone payments and the remaining $295.0 million in sales milestone payments that the Company may earn in future periods will be recognized as revenue in their entirety in the period in which the underlying milestone event is achieved. The Company earned $45.0 million of the remaining development milestone payments in October 2014 which will be recognized as collaboration revenue during the fourth quarter of 2014 as described in the following table.

The triggering events for the remaining development milestone payments the Company is eligible to receive under the Astellas Collaboration Agreement as of September 30, 2014 are as follows:

Milestone Event	4th line prostate cancer patients(1)	3rd line prostate cancer patients(2)	2nd line prostate cancer patients(3) (4)
First acceptance for filing of a marketing application in:
The U.S.	(5)	(7)	(7)
The first major country in Europe	(5)	(7)	(7)
Japan	(5)	(7)	(7)
First approval of a marketing application in:
The U.S.	(5)	(8)	(8)
The first major country in Europe	(5)	$15 million	$30 million
Japan	(6)	$15 million (9)	$30 million (9)

(1)	Defined as prostate cancer patients who meet each of the following three criteria: (a) prior treatment failure on either (i) one or more luteinizing hormone-releasing hormone, or LHRH, analog drugs or (ii) surgical castration; (b) prior treatment failure on one or more androgen receptor antagonist drugs; and (c) prior treatment failure on chemotherapy.
(2)	Defined as prostate cancer patients who meet each of the following three criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; (b) prior treatment failure on one or more androgen receptor antagonist drugs; and (c) no prior exposure to chemotherapy for prostate cancer.
(3)	Defined as prostate cancer patients who meet each of the following two criteria: (a) prior treatment failure on either (i) one or more LHRH analog drugs or (ii) surgical castration; and (b) no prior treatment failure on one or more androgen receptor antagonist drugs.
(4)	An additional milestone payment of $7.0 million is payable upon the first to occur of: (a) first approval of a marketing application in the United States with a label encompassing 2nd line prostate cancer patients; (b) first approval of a marketing application in the first major country in Europe with a label encompassing 2nd line prostate cancer patients; (c) first approval of a marketing application in Japan with a label encompassing 2nd line prostate cancer patients; or (d) first patient dosed in a Phase 3 clinical trial other than the PREVAIL trial that is designed specifically to support receipt of marketing approval in 2nd line patients. This milestone payment was earned and recognized as collaboration revenue during the second quarter of 2014 and payment has been received.
(5)	These milestones totaling $78.0 million were earned and recognized as collaboration revenue prior to 2014 and payments have been received.
(6)	This milestone of $15.0 million was earned and recognized as collaboration revenue during the first quarter of 2014 and payment has been received.
(7)	These milestones totaling $55.0 million were earned and recognized as collaboration revenue during the second quarter of 2014 and payments have been received.
(8)	These milestones totaling $90.0 million were earned and recognized as collaboration revenue during the third quarter of 2014 and are included in receivable from collaboration partner on the consolidated balance sheet at September 30, 2014.
(9)	These milestones totaling $45.0 million were earned in October 2014 and will be recognized as collaboration revenue during the fourth quarter of 2014.

The triggering events for the remaining sales milestone payments the Company is eligible to receive are as follows:

Annual Global Net Sales in a Calendar Year	Milestone Payment(1)
$800 million	$50 million
$1.2 billion	$70 million
$1.6 billion	$175 million

(1)	Each milestone shall only be paid once during the term of the Astellas Collaboration Agreement.

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

Collaboration revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaboration revenue:
Related to U.S. XTANDI sales	$90,723	$54,244	$224,814	$133,134
Related to ex-U.S. XTANDI sales	15,522	1,551	31,245	2,033
Related to upfront and milestone payments	94,233	4,232	179,698	41,163

Total	$200,478	$60,027	$435,757	$176,330

The Company is required to pay UCLA ten percent of all Sublicensing Income, as defined in the Company’s license agreement with UCLA. The Company is currently involved in certain litigation matters with UCLA regarding certain terms of the license agreement and other matters, which are discussed in Note 12, “Commitments and Contingencies.”

Collaboration Revenue Related to U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. The Company and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, the Company and Astellas also share equally all XTANDI development and commercialization costs related to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA. The primary exceptions to 50/50 cost sharing are that each party is responsible for its own commercial FTE costs and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company recognizes collaboration revenue related to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue related to U.S. XTANDI sales consists of the Company’s share of pre-tax profits and losses from U.S. sales, plus reimbursement of the Company’s share of reimbursable U.S. development and commercialization costs. The Company’s collaboration revenue related to U.S. XTANDI sales in any given period is equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

Collaboration revenue related to U.S. XTANDI sales was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S. XTANDI sales (as reported by Astellas)	$181,446	$108,487	$449,629	$266,267
Shared U.S. development and commercialization costs	(69,616)	(58,901)	(217,866)	(178,002)

Pre-tax U.S. profit	$111,830	$49,586	$231,763	$88,265

Medivation’s share of pre-tax U.S. profit	$55,915	$24,793	$115,881	$44,133
Reimbursement of Medivation’s share of shared U.S. costs	34,808	29,451	108,933	89,001

Collaboration revenue related to U.S. XTANDI sales	$90,723	$54,244	$224,814	$133,134

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

Collaboration revenue related to ex-U.S. XTANDI sales was $15.5 million and $31.2 million for the three and nine months ended September 30, 2014, respectively. Collaboration revenue related to ex-U.S. XTANDI sales was $1.6 million and $2.0 million for the three and nine months ended September 30, 2013, respectively.

Collaboration Revenue Related to Upfront and Milestone Payments

Collaboration revenue related to upfront and milestone payments from Astellas was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Development milestones earned	$90,000	$—	$167,000	$20,000
Amortization of deferred upfront and development milestones	4,233	4,232	12,698	21,163

Total	$94,233	$4,232	$179,698	$41,163

Deferred revenue under the Astellas Collaboration Agreement was $4.2 million and $16.9 million at September 30, 2014, and December 31, 2013, respectively.

(c) Cost-Sharing Payments

Under the Astellas Collaboration Agreement, the Company and Astellas share certain development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA) in the United States. For the three and nine months ended September 30, 2014, development cost sharing payments from Astellas were $15.1 million and $48.5 million, respectively. For the three and nine months ended September 30, 2013, development cost sharing payments from Astellas were $13.1 million and $31.6 million, respectively. For the three and nine months ended September 30, 2014, commercialization cost-sharing payments to Astellas were $7.6 million and $17.8 million, respectively. For the three and nine months ended September 30, 2013, commercialization cost-sharing payments to Astellas were $1.8 million and $10.4 million, respectively. Development cost sharing payments from Astellas are recorded as reductions in research and development, or R&D, expenses. Commercialization cost sharing payments to Astellas are recorded as increases in selling, general, and administrative, or SG&A, expenses.

NOTE 4 — NET INCOME (LOSS) PER COMMON SHARE

The computation of basic net income (loss) per common share is based on the weighted-average number of common shares outstanding during each period. The computation of diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, stock appreciation rights, ESPP shares, warrants, and shares issuable upon conversion of convertible debt.

In periods in which the Company reports net income, the Company uses the “if-converted” method in calculating the diluted net income per common share effect of the assumed conversion of the Convertible Notes. Under the “if-converted” method, interest expense related to the Convertible Notes is added back to net income, and the Convertible Notes (see Note 5, “Convertible Senior Notes Due 2017”) are assumed to have been converted into common shares at the beginning of the period (or issuance date) in periods in which there would have been a dilutive effect. The Convertible Notes can be settled in common stock, cash, or a combination thereof, at the Company’s election. During periods of net income, the Company’s intent and ability to settle the Convertible Notes in cash could impact the computation of diluted net income per common share. For the three and nine months ended September 30, 2014, the impact of the Convertible Notes has been excluded from the calculation of diluted net income per common share because the effect of their inclusion would have been anti-dilutive (approximately 5.1 million potentially dilutive common shares have been excluded).

In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$77,993	$(13,313)	$112,247	$(45,381)

Denominator:
Weighted-average common shares, basic	77,056	75, 255	76,629	75,032
Dilutive effect of common stock equivalents	4,167	—	4,095	—

Weighted-average common shares, diluted	81,223	75,255	80,724	75,032

Net income (loss) per common share:
Basic net income (loss) per common share	$1.01	$(0.18)	$1.46	$(0.60)

Diluted net income (loss) per common share	$0.96	$(0.18)	$1.39	$(0.60)

Approximately 12.8 million potentially dilutive common shares have been excluded from the diluted net loss per common share computations for the three and nine months ended September 30, 2013, because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss in each of these periods.

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

At September 30, 2014, the Convertible Notes met a requirement of convertibility because the Company’s common stock price was in excess of the stated conversion premium for at least 20 trading days in the period of 30 consecutive trading days ending on September 30, 2014. The Convertible Notes remain convertible through December 31, 2014. Convertibility of the Convertible Notes based on the trading price of the Company’s common stock is assessed on a calendar-quarter basis. Upon a conversion of the Convertible Notes, the Company is required to pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of both, at the Company’s election. As of September 30, 2014, the conversion rate was 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock. The conversion rate is subject to adjustment in certain events, such as distribution of dividends and stock splits. In addition, upon a Make-Whole Adjustment Event (as defined in the Indenture), the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Convertible Notes in connection with such Make-Whole Adjustment Event.

Interest expense on the Convertible Notes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Coupon interest expense	$1,698	$1,698	$5,094	$5,094
Non-cash amortization of debt discount	3,538	3,197	10,149	9,166
Non-cash amortization of debt issuance costs	299	270	858	775

Total	$5,535	$5,165	$16,101	$15,035

NOTE 6 — BUILD-TO-SUIT LEASE OBLIGATION

In the fourth quarter of 2013, the Company entered into a long-term property lease for approximately 52,000 square feet of laboratory space located in San Francisco, California. The lease agreement expires in July 2024, and the Company has an option to extend the lease term for up to an additional five years.

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company capitalized $14.5 million as a build-to-suit property within property and equipment, net, and recognized a corresponding build-to-suit lease obligation for the same amount. The Company also recognized, as an additional build-to-suit lease obligation, structural tenant improvements totaling $3.6 million for amounts paid by the landlord and $0.9 million for capitalized interest during the construction period.

A portion of the monthly lease payment will be allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to the rent of the building will be applied to reduce the build-to-suit lease obligation. At September 30, 2014, $0.8 million of the build-to-suit lease obligation representing the expected reduction in the liability over the next twelve months is classified as a current liability and the remaining $18.2 million is classified as a non-current liability on the consolidated balance sheet. Expected reductions (increases) in the build-to-suit lease obligation at September 30, 2014 were as follows:

Build-To-Suit Lease Obligation
Years Ending December 31,
Remainder of 2014	$135
2015	632
2016	(14)
2017	64
2018	148
2019 and thereafter	18,065

Total	$19,030

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

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	September 30, 2014	December 31, 2013
Build-to-suit property	$19,030	$—
Leasehold improvements	14,849	12,034
Computer equipment and software	7,624	4,503
Furniture and fixtures	4,660	3,981
Construction in progress	2,631	1,177
Laboratory equipment	714	703

	49,508	22,398
Less: Accumulated depreciation	(8,433)	(5,363)

Total	$41,075	$17,035

NOTE 8 — ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	September 30, 2014	December 31, 2013
Clinical and preclinical activities	$30,041	$34,182
Royalties and milestones payable	24,773	6,377
Payroll and payroll-related	19,779	23,832
Accounts payable	12,356	3,290
Accrued professional services and other current liabilities	9,405	9,379
Taxes payable	9,310	—
Interest payable	3,396	1,698

Total	$109,060	$78,758

Accounts payable represents short-term liabilities for which the Company has received and processed a vendor invoice prior to the end of the reporting period. Accrued expenses and other current liabilities represent, among other things, compensation and related benefits to employees; royalties and milestone payments that are due to licensors of technologies; cash interest payable related to the Company’s Convertible Notes; estimated amounts due to third party vendors for services rendered prior to the end of the reporting period; invoices received from third party vendors that have not yet been processed; and taxes payable.

NOTE 9 — STOCKHOLDERS’ EQUITY

(a) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at September 30, 2014.

(b) Medivation Equity Incentive Plan

The Medivation Equity Incentive Plan provides for the issuance of options and other stock-based awards, including restricted stock units, performance share awards and stock appreciation rights. The vesting of all outstanding awards under the Medivation Equity Incentive Plan will accelerate, and all such share awards will become immediately exercisable, upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan. On June 27, 2014, the Company’s stockholders approved an amendment and restatement of the Medivation Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the Medivation Equity Incentive Plan from 19,150,000 to 21,150,000. As of September 30, 2014, approximately 2.8 million shares were available for issuance under the Medivation Equity Incentive Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2013	6,614,534	$22.12
Granted	851,213	$75.57
Exercised	(1,593,563)	$13.87
Forfeited	(427,701)	$45.89
Expired	(243)	$48.18

Outstanding at September 30, 2014	5,444,240	$31.02	6.49	$369.4

Vested and exercisable at September 30, 2014	3,613,023	$18.42	5.43	$290.7

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $98.87 of the Company’s common stock on September 30, 2014. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on September 30, 2014. The amounts are presented in millions.

The weighted-average grant-date fair value per share of options granted during the nine months ended September 30, 2014 was $41.54.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2013	311,347	$52.57
Granted	345,034	$79.85
Vested	(37,952)	$53.11
Forfeited	(74,254)	$62.73

Unvested at September 30, 2014	544,175	$68.64

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the nine months ended September 30, 2014:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2013	806,116	$23.98
Granted	—	$—
Exercised	(58,850)	$23.71
Forfeited	(10,384)	$24.40

Outstanding at September 30, 2014	736,882	$23.99	7.03	$55.2

Vested and exercisable at September 30, 2014	494,136	$24.01	6.94	$37.0

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $98.87 of the Company’s common stock on September 30, 2014. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on September 30, 2014. The amounts are presented in millions.

(c) ESPP

The ESPP, which was approved by the Company’s stockholders on June 28, 2013, permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or end of a purchase period. Eligible employee purchases are limited on an annual basis to $25,000 in accordance with Section 423 of the Internal Revenue Code. As of September 30, 2014, a total of 3,000,000 shares of the Company’s common stock were authorized for issuance under the ESPP, and 90,067 shares have been issued.

(d) Stock-Based Compensation

The Company estimates the fair value of stock options, stock appreciation rights, and ESPP shares using the Black-Scholes valuation model. The Black-Scholes assumptions used to estimate the fair value of stock options granted during the periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.56-1.79%	1.45%	1.56-1.79%	0.73-1.55%
Estimated term (in years)	5.06	5.25	5.06-5.50	5.24-5.50
Estimated volatility	63%	68%	60-64%	68-75%
Estimated dividend yield	—	—	—	—

The Black-Scholes assumptions used to estimate the fair value of shares issued under the ESPP on the commencement date of the offering period were as follows. No offering periods commenced during the third quarter of 2014.

Nine Months Ended September 30, 2014
Risk-free interest rate	0.06%
Estimated term (in years)	0.50
Estimated volatility	53%
Estimated dividend yield	—

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense recognized as:
R&D expense	$4,611	$3,765	$13,236	$11,202
SG&A expense	7,346	5,436	19,563	14,426

Total	$11,957	$9,201	$32,799	$25,628

Unrecognized stock-based compensation expense totaled $80.5 million at September 30, 2014, and is expected to be recognized over a weighted-average period of 2.40 years.

NOTE 10 — INCOME TAXES

The Company calculates its quarterly income tax provision in accordance with the guidance provided by ASC 740-270, Interim Income Tax Accounting, whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). The Company recorded an income tax provision of $8.4 million and $10.0 million for the three and nine months ended September 30, 2014, respectively. The provision for income taxes was lower than the tax computed at the U.S. federal statutory rate due primarily to utilization of net operating loss and tax credit carryforwards.

The effective tax rate was 9.7% and 8.2% for the three and nine months ended September 30, 2014, respectively. The effective tax rate for the three and nine months ended September 30, 2013 was not significant. The increase in the effective tax rate for the three and nine months ended September 30, 2014 as compared to prior year periods was due to forecasted taxable income for 2014.

During the quarter ended September 30, 2014, the Company reduced its current state taxes payable by $0.4 million related to excess tax benefits from stock-based compensation, offsetting additional paid-in capital.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers all available positive and negative evidence in determining the need for a valuation allowance, including historical operating results, losses in recent periods, forecasted earnings, future taxable income, and feasible tax planning strategies. Based upon the weight of available evidence at September 30, 2014, the Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not. Considering the Company’s current assessment of potential future earnings, including the probability of increased revenue and earnings resulting from FDA approval to extend the indication of XTANDI and earning future contingent milestones under its collaboration agreement, there is a reasonable possibility that, within twelve months, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period such release is recorded and would have a material effect to the Company’s financial results.

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

NOTE 11 — FAIR VALUE DISCLOSURES

The following table presents the Company’s cash equivalents as well as the hierarchy for its financial instruments measured at fair value on a recurring basis:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
September 30, 2014:
Cash equivalents:
Money market funds	$209,245	$209,245	—	—
December 31, 2013:
Cash equivalents:
Money market funds	$189,092	$189,092	—	—

The following table presents the total balance of the Company’s other financial instruments that are not measured at fair value on a recurring basis:

		Fair value measurements using:
	Total Balance	Level 1	Level 2	Level 3
September 30, 2014:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$111,808	$111,808	—	—
Liabilities:
Convertible Notes	$363,902	—	$363,902	—
December 31, 2013:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$39,696	$39,696	—	—
Liabilities:
Convertible Notes	$277,145	—	$277,145	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivable from collaboration partner, accounts payable and accrued expenses and other current liabilities approximate their carrying value. The estimated fair value of the Company’s Convertible Notes, including the equity component, was $503.3 million and $383.3 million at September 30, 2014, and December 31, 2013, respectively, and was determined using recent trading prices of the Convertible Notes. The fair value of the Convertible Notes included in the table above represents only the liability component of the Convertible Notes, because the equity component is included in stockholders’ equity on the consolidated balance sheets. For the purposes of the table above, the fair value of the Convertible Notes was bifurcated between the debt and equity components in a ratio similar to the principal amounts of the Convertible Notes.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

(a) Lease Obligations

In the first quarter of 2014, the Company entered into the Fifth Amendment to its headquarters lease agreement in San Francisco, California, pursuant to which it leased approximately 29,000 additional square feet of office space. The Company is entitled to approximately $0.9 million of tenant improvement allowances pursuant to the Fifth Amendment. In connection with the execution of the Fifth Amendment, the Company delivered to the lessor a letter of credit collateralized by restricted cash totaling $2.1 million. In total, at September 30, 2014, the Company leased approximately 127,000 square feet of office space pursuant to the agreement, as amended, which expires in June 2019. Lease commitments pursuant to the Fifth Amendment total approximately $9.6 million over the term of the lease. There were no other changes to the Company’s lease obligations from that disclosed in the Company’s Annual Report other than a reduction of 2014 lease obligations due to the payment of current year lease payments.

Future operating lease obligations as of September 30, 2014 are as follows:

Operating Leases
Years Ending December 31,
Remainder of 2014	$1,975
2015	8,008
2016	8,170
2017	8,334
2018	8,499
2019 and thereafter	4,405

Total minimum lease payments	$39,391

The Company is considered the “accounting owner” for a build-to-suit property and has recorded a build-to-suit lease obligation on its September 30, 2014 consolidated balance sheet. Additional information regarding the build-to-suit lease obligation is included in Note 6, “Build-To-Suit Lease Obligation.”

Expected future lease payments under the build-to-suit lease as of September 30, 2014 are as follows:

Expected Cash Payments Under Build- To-Suit Lease Obligation
Years Ending December 31,
Remainder of 2014	$349
2015	2,435
2016	2,537
2017	2,614
2018	2,692
2019 and thereafter	16,935

Total minimum lease payments	$27,562

(b) Restricted Cash

At September 30, 2014, the Company had outstanding letters of credit collateralized by restricted cash totaling $12.0 million to secure various operating leases, of which $0.4 million and $11.6 million were classified as current and long-term assets, respectively, on the consolidated balance sheets. At December 31, 2013, the Company had outstanding letters of credit collateralized by restricted cash totaling $9.9 million to secure various operating leases, which was classified as long-term assets on the consolidated balance sheets.

(c) License Agreement with UCLA

Under an August 2005 license agreement with UCLA, the Company’s subsidiary Medivation Prostate Therapeutics, Inc., or MPT, holds an exclusive worldwide license under several UCLA patents and patent applications covering XTANDI and related compounds. Under the Astellas Collaboration Agreement, the Company granted Astellas a sublicense under the patent rights licensed to it by UCLA.

The Company is required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon achievement of certain development and regulatory milestone events with respect to XTANDI (all of which has been paid as of September 30, 2014), (c) ten percent of all Sublicensing Income, as defined in the agreement, which the Company earns under the Astellas Collaboration Agreement, and (d) a four percent royalty on global net sales of XTANDI, as defined. Under the terms of the Astellas Collaboration Agreement, the Company shares this royalty obligation equally with Astellas with respect to sales in the United States, and Astellas is responsible for this entire royalty obligation with respect to sales outside of the United States. The Company is currently involved in certain litigation matters with UCLA, which are discussed below.

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

(d) Research and License Agreement

In March 2014, the Company entered into a Research and License Agreement with OncoFusion Therapeutics, Inc., or OncoFusion. Under the terms of the agreement, the Company paid OncoFusion a $12.0 million license and research agreement fee during the second quarter of 2014, which was accrued at March 31, 2014. The Company could also be required to pay OncoFusion potential future development and sales milestone payments, subject to the achievement of defined clinical and commercial events, and royalties based on sales. Such future milestone and royalty payments are contingent upon future events that may or may not materialize.

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

In May 2011, the Company filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. The Company’s allegations in this lawsuit include that it has exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat the non-metastatic CRPC population. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, the Company filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. The Company seeks remedies including a declaration that it is the proper licensee of ARN-509, contractual remedies conferring to it exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against the Company seeking declaratory relief which, if granted, would require the Company to share with the Regents ten percent of any sales milestone payments it may receive under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. Under the Astellas Collaboration Agreement, the Company is eligible to receive up to $320.0 million in sales milestone payments. As of September 30, 2014, the Company has earned $25.0 million in sales milestones under the Astellas Collaboration Agreement. The Company recorded a $2.5 million accrued payment to UCLA at December 31, 2013, representing ten percent of the $25.0 million sales milestone payment, which was paid to UCLA during the first quarter of 2014. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, the Company filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has been concluded. The bench trial of the Regent’s cross-complaint against the Company was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which the Company appealed on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of the Company’s breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of Medivation on the breach of contract claim, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment for the prevailing party Medivation on the contract claim, and entering judgment in favor of the Regents professor on the fraud claims. The Company’s notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. On October 17, 2014, the briefing in Medivation’s appeal of the summary judgment order and cross-complaint order in favor of Regents, as well as its appeal of the judgment on the fraud claims against the Regents professor commenced. On October 24, 2014, the court of appeals issued an order consolidating all of these appeals for hearing and consideration purposes, so the appeals will be heard and considered together once the briefing is completed.

On April 11, 2014, UCLA filed a complaint against the Company in which UCLA alleges that Medivation and MPT have failed to pay UCLA ten percent of “Operating Profits” Medivation has received (and will continue to receive) from Astellas, as a result of the Astellas Collaboration Agreement, and that Medivation has breached its fiduciary duties to UCLA, as minority shareholder of MPT. On July 16, 2014, UCLA dismissed without prejudice its claim that Medivation breached its fiduciary duties to UCLA, as a minority shareholder of MPT. The Company denies UCLA’s allegations and intends to vigorously defend the litigation.

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

NOTE 13 — SUBSEQUENT EVENT

In October 2014, the Company entered into license agreement with CureTech, Ltd. in which it has licensed exclusive worldwide rights to CureTech’s late-stage clinical molecule pidilizumab (CT-011), an immune modulatory anti-PD-1 monoclonal antibody. Under the license agreement, the Company will be responsible for all development, regulatory, and commercialization activities for pidilizumab for all indications, including in oncology.

The Company also entered into a manufacturing and supply agreement with CureTech in October, 2014 under which CureTech will manufacture and supply the antibody to the Company over the next three years for clinical development purposes. In addition, the agreement contemplates a guaranty agreement between the Company and CureTech’s largest (53%) shareholder, Clal Biotechnology Industries Ltd. (CBI), with respect to certain obligations of CureTech. The guaranty is subject to approval by CBI shareholders. If approval for the guaranty is not obtained, the Company has the option to terminate both the license agreement and the manufacturing and supply agreement or proceed with such agreements on reduced economic terms (i.e., a reduction of $2.0 million in the upfront payment and 1% from each tier of royalties). The shareholder vote on the guaranty and, thereafter, the Company’s decision to exercise its option to continue to maintain the license are expected in December 2014.

Under the terms of the license agreement, and depending on whether the guaranty from CBI is obtained, CureTech would receive an upfront payment of up to $5.0 million from the Company and would also be entitled to payments upon attainment of certain development and regulatory milestones totaling $85.0 million. In addition, CureTech would be eligible to receive sales based milestone payments totaling up to $245.0 million, upon the achievement of certain annual worldwide net sales thresholds, and tiered royalties ranging from 4% to 11% on annual worldwide net sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013, or Annual Report. The following discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or negatives of such terms or variations on such terms of comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the commercialization of XTANDI® (enzalutamide) capsules, or XTANDI, the continuation and success of our collaboration with Astellas Pharma, Inc., or Astellas, the timing, progress and results of our clinical trials, and our future drug development activities. The forward-looking statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, involve a number of risks, uncertainties and assumptions, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the results anticipated by such statements will occur. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations, trading price of our common stock or of our 2.625% convertible senior notes due on April 1, 2017, or the Convertible Notes, is not necessarily indicative of future performance. We disclaim any intention or obligation to update, supplement or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biopharmaceutical company focused on the rapid development and commercialization of medically innovative therapies to treat serious diseases for which there are limited treatment options.

Our most advanced program is XTANDI® (enzalutamide) capsules, or XTANDI, which we have partnered with Astellas Pharma, Inc., or Astellas. On August 31, 2012, XTANDI received marketing approval from the U.S. Food and Drug Administration, or FDA, for the treatment of metastatic castration-resistant prostate cancer, or mCRPC, patients who previously received docetaxel, or post-chemotherapy mCRPC patients. We and Astellas began co-promoting XTANDI for that indication in the United States on September 13, 2012. On June 24, 2013, we and Astellas announced that XTANDI was granted marketing authorization in the European Union, or EU, for the treatment of adult men with mCRPC whose disease has progressed on or after docetaxel therapy. On March 24, 2014, our partner Astellas announced that it received approval to market XTANDI in Japan for the treatment of patients with castration-resistant prostate cancer, or CRPC, with the precaution that the efficacy and safety of the drug have not been established in patients with prostate cancer who have not received chemotherapy. XTANDI is approved in more than 45 countries for the post-docetaxel indication and marketing applications for this indication are under review in multiple countries worldwide.

On September 10, 2014, the FDA approved a new indication for the use of XTANDI to treat patients with mCRPC who have not received chemotherapy. This new approved use follows a priority review of the supplemental New Drug Application, or sNDA, submission to the FDA that was based on the results of our Phase 3 PREVAIL trial. In October 2014, in Japan, the item “Precautions relating to indications” of the package insert has been revised based on the results of the PREVAIL trial, which means the sentence, “The efficacy and safety of the drug have not been established in patients with prostate cancer who have not received chemotherapy,” has been deleted. The revision of this item of the XTANDI package insert in Japan triggers a $45.0 million milestone payment to us, which will be recognized as collaboration revenue in the fourth quarter of 2014. Then, on October 24, 2014, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency adopted a positive opinion recommending a variation to amend the European Marketing Authorisation for XTANDI. The positive opinion relates to the use of enzalutamide for the treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen deprivation therapy and in whom chemotherapy is not yet clinically indicated. If the European Medicines Agency amends the European Marketing Authorisation for XTANDI, we will earn the final development milestone payment from Astellas under the Astellas Collaboration Agreement, totaling $45.0 million.

Together with Astellas, we are also conducting multiple trials of enzalutamide to further develop enzalutamide in the prostate cancer disease continuum, and also in breast cancer.

In addition, we are investing in programs where there is an unmet medical need. Our research and drug discovery projects focus on diseases, including cancer for which we believe new therapies can substantially improve the current standard of care.

On October 23, 2014, we announced that we had licensed exclusive worldwide rights to CureTech, Ltd.’s late-stage clinical molecule pidilizumab (CT-011), an immune modulatory anti PD-1 monoclonal antibody, for potential applications, including in oncology. Additional information is included in the sections entitled “2014 Business Highlights” and “Liquidity and Capital Resources.”

2014 Business Highlights

XTANDI® (enzalutamide) capsules

•	On March 18, 2014, we and Astellas announced the submission of a sNDA filing to extend the indication for XTANDI for the treatment of men with mCRPC who have not received chemotherapy. Subsequently, on May 6, 2014, we announced that the FDA accepted the sNDA filing and granted priority review designation and set a Prescription Drug User Fee Act (PDUFA) date for the completion of its review of the sNDA of September 18, 2014. The FDA’s acceptance for filing of the sNDA triggered a $25.0 million milestone payment from Astellas, which we earned and recognized as collaboration revenue during the second quarter of 2014. On September 10, 2014, we and Astellas announced that the FDA approved a new indication for the use of XTANDI to treat patients with mCRPC who have not received chemotherapy. The FDA approval triggered milestone payments from Astellas totaling $90.0 million, which we earned and recognized as collaboration revenue during the third quarter of 2014.

•	On March 24, 2014, our partner, Astellas, announced that they received approval to market XTANDI in Japan for the treatment of patients with CRPC, with the precaution that the efficacy and safety of the drug have not been established in patients with prostate cancer who have not received chemotherapy. This approval triggered a $15.0 million milestone payment from Astellas that we earned and recognized as collaboration revenue during the first quarter of 2014. During the second quarter of 2014, we earned and recognized as collaboration revenue an additional $15.0 million milestone payment related to Astellas’ plans to address the PREVAIL population in Japan. In October 2014, in Japan, the item “Precautions relating to indications” of the package insert has been revised based on the results of the PREVAIL trial, which means the sentence, “The efficacy and safety of the drug have not been established in patients with prostate cancer who have not received chemotherapy,” has been deleted. This revision triggered a milestone payment of $45.0 million, which we earned in October 2014 and will be recognized as collaboration revenue in the fourth quarter of 2014.

•	On April 3, 2014, we and Astellas announced the submission of a variation to amend the European Marketing Authorisation Application for XTANDI for the treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen deprivation therapy and in whom chemotherapy is not yet clinically indicated. The European Medicines Agency validated Astellas’ application for an amended European Marketing Authorisation Application and accepted the filing, triggering a $15.0 million milestone payment, which was recognized as collaboration revenue during the second quarter of 2014. On October 24, 2014, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency adopted a positive opinion recommending a variation to amend the European Marketing Authorisation for XTANDI. The positive opinion relates to the use of enzalutamide for treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen-deprivation therapy in whom chemotherapy is not yet clinically indicated. If the European Medicines Agency amends the European Marketing Authorisation for XTANDI, we will earn the final development milestone payment from Astellas under the Astellas Collaboration Agreement, totaling $45.0 million.

Enzalutamide Clinical Development Program

•	The Phase 3 PREVAIL trial results were published in the June 1, 2014 online issue and the July 31, 2014 print issue of the New England Journal of Medicine in a paper entitled “Enzalutamide in Metastatic Prostate Cancer Before Chemotherapy.”

•	We completed patient enrollment in the STRIVE trial in March 2014, which enrolled approximately 400 men with either metastatic or non-metastatic disease in the United States.

•	We initiated start-up activities with our partner Astellas for a Phase 2 trial evaluating the safety and efficacy of adding enzalutamide to trastuzumab in approximately 80 patients with metastatic or locally advanced breast cancer that is androgen-receptor positive (AR+), human epidermal growth factor receptor 2 (HER2) amplified, and estrogen-receptor negative (ER-) or progesterone receptor negative (PgR-) whose disease has previously progressed on trastuzumab. The primary endpoint of the trial is clinical benefit rate defined as complete response or partial response or stable disease at or before 24 weeks. The goal of the study is to determine whether enzalutamide will provide any incremental benefit for women who have progressed on trastuzumab.

•	In July 2014, we completed patient enrollment in a Phase 2 clinical trial evaluating enzalutamide as a single agent for the treatment of advanced, AR+, triple-negative breast cancer, or TNBC. TNBC is a type of cancer which is not driven by the three most commonly targeted receptors in breast cancer: estrogen, progesterone, and HER2. The Phase 2 open label, single-arm, multicenter trial enrolled more than 100 patients with AR+, TNBC at sites in the United States, Canada, and Europe. The primary endpoint of the trial is clinical benefit rate, defined as the proportion of patients with a best response of complete response, partial response or stable disease at > 16 weeks.

•	We announced plans to initiate a global Phase 3 trial evaluating the safety and efficacy of enzalutamide in approximately 1,860 patients with high-risk, hormone sensitive, non-metastatic prostate cancer that has biochemically recurred (rising prostate-specific antigen, or PSA level) following surgery and/or radiation. This trial will determine if enzalutamide can delay or prevent the development of metastatic prostate cancer in high-risk men with a rapidly rising PSA. The primary endpoint of the trial is metastasis-free survival.

Corporate Developments

•	In March 2014, we entered into a Research and License Agreement with OncoFusion Therapeutics, Inc., or OncoFusion.

•	In October 2014, we entered into an agreement to license exclusive worldwide rights to CureTech, Ltd.’s late-stage clinical molecule pidilizumab (CT-011), an immune modulatory anti PD-1 monoclonal antibody. Under the license agreement, we will be responsible for all development, regulatory, and commercialization activities for pidilizumab for all indications, including in oncology.

2014 Financial Highlights

•	Net sales of XTANDI in the United States for the three months ended September 30, 2014, as reported by Astellas, were $181.4 million, an increase of $73.0 million, or 67%, from the three months ended September 30, 2013. Net sales of XTANDI in the United States for the nine months ended September 30, 2014, as reported by Astellas, were $449.6 million, an increase of $183.4 million, or 69%, from the nine months ended September 30, 2013.

•	Net sales of XTANDI outside of the United States for the three and nine months ended September 30, 2014, as reported by Astellas, were approximately $119.6 million and $255.5 million, respectively. Net sales of XTANDI outside of the United States for the three and nine months ended September 30, 2013, as reported by Astellas, were $13.0 million and $16.9 million, respectively.

•	Collaboration revenue for the three months ended September 30, 2014, was $200.5 million, an increase of $140.5 million, or 234%, from the three months ended September 30, 2013. Collaboration revenue for the nine months ended September 30, 2014 was $435.8 million, an increase of $259.4 million, or 147%, from the nine months ended September 30, 2013.

•	Worldwide net sales of XTANDI, as reported by Astellas, for the three and nine months ended September 30, 2014 were approximately $300.0 million and $700.0 million, respectively. Under the Astellas Collaboration Agreement, we are entitled to a $50.0 million sales milestone payment from Astellas upon the achievement of $800.0 million of annual worldwide net sales on this basis. Although uncertain, we currently anticipate that we will earn this sales milestone payment during the fourth quarter of 2014.

•	Development milestone payments earned under the Astellas Collaboration Agreement were $90.0 million and $167.0 million for the three and nine months ended September 30, 2014, respectively. At September 30, 2014, the remaining development and sales milestone payments that may potentially be earned under the Astellas Collaboration Agreement were $90.0 million and $295.0 million, respectively. We earned $45.0 million of the remaining development milestone payments in October 2014 as a result of the PREVAIL approval in Japan which will be recognized as collaboration revenue during the fourth quarter of 2014.

•	Total operating expenses for the three months ended September 30, 2014, were $108.6 million, an increase of $40.6 million, or 60%, from the three months ended September 30, 2013. Total operating expenses for the nine months ended September 30, 2014, were $297.4 million, an increase of $90.8 million, or 44%, from the nine months ended September 30, 2013. Operating expenses included non-cash stock-based compensation expense of $12.0 million and $9.2 million for the three months ended September 30, 2014 and 2013, respectively, and $32.8 million and $25.6 million for the nine months ended September 30, 2014 and 2013, respectively.

•	Cash and cash equivalents were $321.1 million at September 30, 2014, an increase of $92.3 million, or 40%, from $228.8 million at December 31, 2013. At September 30, 2014, the collaboration receivable from Astellas was $208.1 million, of which $90.0 million was received in October 2014 and the remainder is expected to be received in the fourth quarter of 2014.

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

We have identified our most critical accounting policies and estimates upon which our financial statements depend as those relating to: revenue recognition, reliance on third party information, including estimates of the various deductions from gross sales used to calculate net sales of XTANDI, and the estimated performance periods of our deliverables under collaboration agreements; stock-based compensation; research and development expenses and accruals; litigation; leases; Convertible Notes, including our estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component; determination of whether we are the primary beneficiary of any variable interest entities, or VIEs; and income taxes. As of September 30, 2014, there have been no significant or material changes to our critical accounting policies or estimates from that disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, except for those related to build-to-suit leases described in the following section.

Build-to-Suit Lease Accounting

In certain lease arrangements, we are involved in the construction of the building. To the extent we are involved with structural improvements of the construction project or take construction risk prior to the commencement of a lease, Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 840-40, Leases – Sale-Leaseback Transactions (Subsection 05-5), requires us to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, we record an asset in property and equipment, net on the consolidated balance sheets, including capitalized interest costs, for the replacement cost of our portion of the pre-existing building plus the amount of estimated structural construction costs incurred by the landlord and us as of the balance sheet date. We record a corresponding build-to-suit lease obligation on our consolidated balance sheets representing the amounts paid by the lessor.

Once construction is complete, we consider the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building asset remains on our consolidated balance sheets at its historical cost, and such asset is depreciated over its estimated useful life. We bifurcate our lease payments into a portion allocated to the building, and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land are treated for accounting purposes as operating lease payments, and therefore recorded as rent expense in the consolidated statements of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements applicable to us is included in Note 2, “Summary of Significant Accounting Policies,” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

Collaboration Revenue

Collaboration revenue consists of three components: (a) collaboration revenue related to U.S. XTANDI sales; (b) collaboration revenue related to ex-U.S. XTANDI sales; and (c) collaboration revenue related to upfront and milestone payments.

Collaboration revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaboration revenue:
Related to U.S. XTANDI sales	$90,723	$54,244	$224,814	$133,134
Related to ex-U.S. XTANDI sales	15,522	1,551	31,245	2,033
Related to upfront and milestone payments	94,233	4,232	179,698	41,163

Total	$200,478	$60,027	$435,757	$176,330

We are required to pay UCLA ten percent of all Sublicensing Income, as defined in our license agreement with UCLA. We are currently involved in certain litigation matters with UCLA regarding certain terms of the license agreement and other matters, which are discussed in Part II, Item 1, “Legal Proceedings.”

Collaboration Revenue Related to U.S. XTANDI Sales

In October 2009, we entered into a collaboration agreement with Astellas, or the Astellas Collaboration Agreement. Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. We and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, we and Astellas also share equally all XTANDI development and commercialization costs related to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under our XTANDI license agreement. The primary exceptions to 50/50 cost sharing are that each party is responsible for its own commercial full-time equivalent, or FTE, costs, and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by us and two-thirds by Astellas. Both we and Astellas are entitled to receive a fee for each qualifying detail made by our respective sales representatives. We recognize collaboration revenue related to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue related to U.S. XTANDI sales consists of our share of pre-tax profits and losses from U.S. XTANDI sales, plus reimbursement of our share of reimbursable U.S. development and commercialization costs. Our collaboration revenue related to U.S. XTANDI sales in any given period is equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

Under the Astellas Collaboration Agreement, the deductions from gross sales used to derive net sales of XTANDI are determined by Astellas in a manner consistent with GAAP, consistently applied. The largest component of the deductions used in deriving net sales is legally mandated discounts or rebates to Medicare and other government payors or programs. The estimates used in calculating gross-to-net deductions are reassessed periodically by Astellas and trued-up as appropriate based on actual deductions.

Collaboration revenue related to U.S. XTANDI sales was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S. XTANDI net sales (as reported by Astellas)	$181,446	$108,487	$449,629	$266,267
Shared U.S. development and commercialization costs	(69,616)	(58,901)	(217,866)	(178,002)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pre-tax U.S. profit	$111,830	$49,586	$231,763	$88,265

Medivation’s share of pre-tax U.S. profit	$55,915	$24,793	$115,881	$44,133
Reimbursement of Medivation’s share of shared U.S. costs	34,808	29,451	108,933	89,001

Collaboration revenue related to U.S. XTANDI sales	$90,723	$54,244	$224,814	$133,134

Collaboration revenue related to U.S. XTANDI sales for the three months ended September 30, 2014 was $90.7 million, an increase of $36.5 million, or 67%, from $54.2 million for the prior year period. Collaboration revenue related to U.S. XTANDI sales for the nine months ended September 30, 2014 was $224.8 million, an increase of $91.7 million, or 69%, from $133.1 million for the prior year period. The increase in both periods resulted from an increase in our share of pre-tax U.S. profit in the collaboration with Astellas as well as an increase in the reimbursement of our share of shared U.S. costs. Net sales of XTANDI in the United States for the three months ended September 30, 2014, as reported by Astellas, were $181.4 million, an increase of $73.0 million, or 67%, from $108.5 million for the prior year period. Net sales of XTANDI in the United States for the nine months ended September 30, 2014, as reported by Astellas, were $449.6 million, an increase of $183.4 million, or 69%, from $266.3 million for the prior year period. The increase in U.S. XTANDI net sales, as reported by Astellas, for the three and nine month periods ended September 30, 2014 was primarily due to an increase in volume.

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

Net sales of XTANDI outside of the United States for the three and nine months ended September 30, 2014, as reported by Astellas, were approximately $119.6 million and $255.5 million, respectively. Net sales of XTANDI outside of the United States for the three and nine months ended September 30, 2013, as reported by Astellas, were $13.0 million and $16.9 million, respectively. XTANDI was first approved for sale outside of the United States in June 2013.

Collaboration Revenue Related to Upfront and Milestone Payments

Collaboration revenue related to upfront and milestone payments from Astellas was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Development milestones earned	$90,000	$—	$167,000	$20,000
Amortization of deferred upfront and development milestones	4,233	4,232	12,698	21,163

Total	$94,233	$4,232	$179,698	$41,163

The increase in collaboration revenue related to upfront and milestone payments from Astellas was due to the timing of the recognition of development milestone payments upon the achievement of certain defined events as well as a change in our estimated performance period under the Astellas Collaboration Agreement during the third quarter of 2013. Additional information regarding the milestones earned during 2014 is included in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled, “2014 Business Highlights” and “2014 Financial Highlights.” At September 30, 2014, we estimated that our remaining performance obligations under the Astellas Collaboration Agreement are expected to be completed in the fourth quarter of 2014. Deferred revenue under the Astellas Collaboration Agreement was $4.2 million at September 30, 2014.

As indicated previously, we earned a $45.0 million development milestone payment from Astellas in October 2014 as a result of the Japan package insert revision, which will be recorded as collaboration revenue during the fourth quarter of 2014. In addition, as indicated previously, although uncertain, we currently anticipate that we will earn a $50.0 million sales milestone from Astellas during the fourth quarter of 2014 upon the achievement of $800.0 million of annual worldwide net sales of XTANDI.

Research and Development Expenses

Research and development, or R&D, expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development expenses	$45,430	$28,737	$131,693	$81,850
Percentage change	58%		61%

R&D expenses increased by $16.7 million, or 58%, to $45.4 million for the three months ended September 30, 2014, from $28.7 million for the prior year period. The increase was primarily due to a $9.0 million development milestone-related payment due to UCLA, representing ten percent of the development milestone payments we earned from Astellas during the third quarter of 2014, a $5.0 million increase in personnel costs resulting from higher staffing levels, and a $0.5 million increase in third party clinical and preclinical development costs as a result of increased clinical and preclinical activities.

R&D expenses increased by $49.8 million, or 61%, to $131.7 million for the nine months ended September 30, 2014 from $81.9 million for the prior year period. The increase was primarily due to a $14.7 million increase in development milestone-related payments due to UCLA, representing ten percent of the development milestone payments we earned from Astellas, a $12.0 million license and research agreement fee to OncoFusion, a $9.9 million increase in third party clinical and preclinical development costs as a result of increased clinical and preclinical activities, and a $7.7 million increase in personnel costs resulting from higher staffing levels.

R&D expenses represented 42% and 44% of total operating expenses for the three and nine months ended September 30, 2014, respectively, compared with 42% and 40% of total operating expenses for the three and nine months ended September 30, 2013, respectively. R&D headcount increased to 207 full-time employees at September 30, 2014, from 157 full-time employees at September 30, 2013. The higher R&D headcount in 2014 was the result of increased clinical and preclinical activities.

Under the Astellas Collaboration Agreement, we and Astellas share certain development costs in the United States. Development cost-sharing payments from Astellas, and corresponding reductions in R&D expenses, were $15.1 million and $13.1 million for the three months ended September 30, 2014 and 2013, respectively. Development cost-sharing payments from Astellas, and corresponding reductions in R&D expenses, were $48.5 million and $31.6 million for the nine months ended September 30, 2014 and 2013, respectively.

We are currently engaged in two major R&D programs: (1) the development of enzalutamide for the treatment of prostate and breast cancer; and (2) multiple research and drug discovery projects. R&D costs are identified as either directly allocable to one of our R&D programs or indirect costs, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical, preclinical, and drug discovery costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, upfront and milestone payments under license agreements, personnel costs (including both cash costs and non-cash stock-based compensation costs), contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs and other administrative and support costs. The following table summarizes the direct costs attributable to each program and total indirect costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Direct costs:
XTANDI (enzalutamide) program	$27,120	$15,434	$72,243	$50,848
Research and drug discovery	13,705	10,900	46,880	24,040

Total direct costs	40,825	26,334	119,123	74,888
Indirect costs	4,605	2,403	12,570	6,962

Total	$45,430	$28,737	$131,693	$81,850

Our R&D programs may change from time to time as we evaluate our priorities and available resources.

For a detailed discussion of the risks and uncertainties associated with the timing and cost of completing a product development plan, see Part II Item 1A, “Risk Factors—Risks Related to Our Future Product Development Candidates” of this Quarterly Report.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling, general and administrative expenses	$63,165	$39,288	$165,695	$124,746
Percentage change	61%		33%

SG&A expenses increased by $23.9 million, or 61%, to $63.2 million for the three months ended September 30, 2014 from $39.3 million for the prior year period. The increase was primarily due to an $8.3 million increase in third-party sales and marketing expenses as a result of increased sales and marketing activities, including activities related to launch preparation for XTANDI in the pre-chemotherapy setting, a $7.4 million increase in personnel costs resulting from higher staffing levels, a $3.5 million increase in consulting and other professional fees, a $3.3 million increase in royalty and milestone expense to UCLA due to higher net sales of XTANDI in the 2014 period, and $1.1 million in asset impairment and other charges, partially offset by a $1.2 million decrease in legal fees. Additional information regarding significant litigation matters is included in Part II, Item 1, “Legal Proceedings.”

SG&A expenses increased by $41.0 million, or 33%, to $165.7 million for the nine months ended September 30, 2014 from $124.7 million for the prior year period. The increase was primarily due to a $14.6 million increase in personnel costs resulting from higher staffing levels, a $14.4 million increase in third-party sales and marketing expenses as a result of increased sales and marketing activities, including activities related to launch preparation for XTANDI in the pre-chemotherapy setting, a $7.9 million increase in royalty and milestone expense to UCLA due to higher net sales of XTANDI in the 2014 period, a $5.2 million increase in consulting and other professional fees, and $1.1 million in asset impairment and other charges, partially offset by a $4.1 million decrease in legal fees. Additional information regarding significant litigation matters is included in Part II, Item 1, “Legal Proceedings.”

SG&A expenses represented 58% and 56% of total operating expenses for the three and nine months ended September 30, 2014, respectively, compared to 58% and 60% for the three and nine months ended September 30, 2013, respectively. SG&A headcount increased to 261 full-time employees at September 30, 2014 from 190 full-time employees at September 30, 2013. The additional headcount was primarily the result of launch preparation for XTANDI in the pre-chemotherapy setting and other general and administrative support functions.

Under our collaboration with Astellas, we are responsible for fifty percent of the cost of goods sold and the royalty payable to UCLA on U.S. net sales of XTANDI. Our share of these items is included in SG&A expenses in our consolidated statements of operations. As such, those components of our reported SG&A expenses will fluctuate in correlation with net sales of XTANDI in the United States.

Under the Astellas Collaboration Agreement, we and Astellas share certain commercialization costs in the United States. Commercialization cost-sharing payments to Astellas, and corresponding increases in SG&A expense, were $7.6 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively. Commercialization cost-sharing payments to Astellas, and corresponding increases in SG&A expense, were $17.8 million and $10.4 million for the nine months ended September 30, 2014 and 2013, respectively. Commercialization cost sharing payments to Astellas during the 2014 periods include $6.4 million resulting from additional expenses related to the Branded Prescription Drug Fee in the third quarter of 2014. The commercialization cost sharing payments to Astellas are included in the table above.

On July 28, 2014, the IRS issued final rules and regulations in the U.S. for the Branded Prescription Drug Fee, an annual non-tax-deductible fee payable to the federal government under the Affordable Care Act based on an allocation for a given year based upon a company’s market share for branded prescription drugs sold to certain government programs in the prior year. The final rules have the effect of accelerating the expense recognition criteria for the fee obligation from the year in which the fee is paid, to the year in which the market share used to allocate the fee is determined. This change requires us and other industry participants to recognize an additional year of Branded Prescription Drug Fee expense in 2014. We share this annual fee equally with Astellas with respect to U.S. XTANDI sales sold through these government programs. As a result, an additional expense of $6.4 million is recognized as commercialization cost-sharing payments to Astellas within SG&A during the third quarter of 2014, and is included in the table above.

Other Income (Expense), Net

The components of other income (expense), net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other income (expense):
Coupon interest expense on Convertible Notes	$(1,698)	$(1,698)	$(5,094)	$(5,094)
Non-cash amortization of debt discount and issuance costs on Convertible Notes	(3,837)	(3,467)	(11,007)	(9,941)
Interest income	9	40	26	166
Other income (expense), net	55	(132)	(76)	(123)

Total	$(5,471)	$(5,257)	$(16,151)	$(14,992)

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

Income Tax Expense

Income tax expense and the effective income tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax expense	$8,419	$58	$9,971	$123
Effective income tax rate	9.7%	0.4%	8.2%	0.3%

Income tax expense for the three and nine months ended September 30, 2014, was $8.4 million and $10.0 million, respectively. Our provision for income taxes was lower than the tax computed at the U.S. federal statutory rate due primarily to utilization of net operating loss and tax credit carryforwards. Income tax expense for the three and nine months ended September 30, 2013, was not significant.

Our effective tax rate was 9.7% and 8.2% for the three and nine months ended September 30, 2014, respectively. Our effective tax rate for the three and nine months ended September 30, 2013, was not significant. The increase in the effective tax rate for the three and nine months ended September 30, 2014, as compared to prior year periods was due to forecasted taxable income during 2014.

During the three months ended September 30, 2014, we reduced our current state taxes payable by $0.4 million related to excess tax benefits from stock-based compensation, offsetting additional paid-in capital.

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider all available positive and negative evidence in determining the need for a valuation allowance, including historical operating results, losses in recent periods, forecasted earnings, future taxable income, and feasible tax planning strategies. Based upon the weight of available evidence at September 30, 2014, we have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not currently believe that realization of those assets is more likely than not. Considering our current assessment of potential future earnings, including the probability of increased revenues and earnings resulting from FDA approval to extend the indication for XTANDI and earning future contingent milestones under our collaboration agreement, there is a reasonable possibility that, within twelve months, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period such release is recorded and would have a material effect to our financial results.

Liquidity and Capital Resources

Sources of Liquidity and Access to Capital

We have incurred significant annual net losses since our inception. We have funded our operations primarily through public offerings of our common stock, the issuance of the Convertible Notes, and from the upfront, milestone and cost-sharing payments under agreements with our current and former collaboration partners and, subsequent to September 13, 2012, from collaboration revenue related to XTANDI net sales. As of September 30, 2014, we had earned a total of $245.0 million in development milestone payments and $25.0 million in sales milestone payments under the Astellas Collaboration Agreement, and remained eligible to earn an additional $90.0 million in development milestone payments and $295.0 million in sales milestone payments under the Astellas Collaboration Agreement. We earned $45.0 of the remaining development milestone payments in October 2014 which will be recognized as collaboration revenue during the fourth quarter of 2014 as described in the section entitled, “2014 Business Highlights.” Although uncertain, we currently anticipate that we will earn a $50.0 million sales milestone payment from Astellas under the Astellas Collaboration Agreement in the fourth quarter of 2014 upon achieving $800.0 million of annual worldwide net sales of XTANDI. Under our license agreement with UCLA, we are required to pay UCLA ten percent of development milestone payments we earn from Astellas. UCLA has also asserted that we are required to pay UCLA ten percent of any sales milestone payments and “Operating Profits” that we receive from Astellas. We deny UCLA’s allegations and intend to vigorously defend the litigation. For more information about this litigation, see Part II, Item 1, “Legal Proceedings.”

At September 30, 2014, we had cash and cash equivalents of $321.1 million. At September 30, 2014, collaboration receivable from Astellas was $208.1 million, of which $90.0 million was received in October 2014 and the remainder is expected to be received in the fourth quarter of 2014. Based on our current expectations, we believe our capital resources at September 30, 2014, combined with our anticipated future cash flows, will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong. For a detailed discussion of the risks and uncertainties associated with our sources of liquidity and access to capital, see Part II, Item 1A, “Risk Factors—Risks Related to the Operation of Our Business.”

Cash Flow Analysis

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$76,312	$(52,832)
Investing activities	(11,296)	133,040
Financing activities	27,249	6,459

Net change in cash and cash equivalents	$92,265	$86,667

Net cash provided by operating activities totaled $76.3 million for the nine months ended September 30, 2014, which consisted of our net income of $112.2 million and non-cash items of $35.5 million, partially offset by negative changes in our operating assets and liabilities of $71.4 million. Non-cash items consisted of non-cash stock-based compensation expense of $32.8 million, non-cash interest expense on the Convertible Notes of $11.0 million, depreciation expense on property and equipment of $3.6 million and asset impairment and other charges of $1.1 million, partially offset by non-cash amortization of deferred revenue of $12.7 million and excess tax benefits from stock-based compensation of $0.4 million. The negative cash flow from changes in operating assets and liabilities of $71.4 million arose in the ordinary course of business.

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

Net cash used in investing activities totaled $11.3 million for the nine months ended September 30, 2014, and consisted of capital expenditures of $9.2 million and an increase in letters of credit collateralized by restricted cash to secure various operating leases of $2.1 million. Net cash provided by investing activities totaled $133.0 million for the nine months ended September 30, 2013, consisting of net maturities of short-term investments of $140.1 million, partially offset by $6.3 million of capital expenditures and $0.7 million in letters of credit collateralized by restricted cash to secure operating leases.

Net cash provided by financing activities totaled $27.2 million for the nine months ended September 30, 2014, and consisted of primarily of $26.9 million of proceeds from the issuance of common stock under the Medivation Equity Incentive Plan and ESPP and $0.4 million of excess tax benefits from stock-based compensation. Net cash provided by financing activities totaled $6.5 million for the nine months ended September 30, 2013, and consisted of proceeds from the issuance of common stock under the Medivation Equity Incentive Plan.

Non-cash investing and financing activities for the nine months ended September 30, 2014 included $19.0 million capitalized under build-to-suit lease transactions for which we are deemed the owner for accounting purposes and $0.4 million of property and equipment expenditures incurred but not paid.

Our U.S. federal cash taxes are anticipated to be lower than the 35% statutory rate due to approximately $230.0 million, at September 30, 2014, of federal gross unrealized tax deductions from excess tax benefits for stock-based compensation.

Commitments and Contingencies

There have been no significant changes in our contractual cash obligations, commercial commitments and contingencies since December 31, 2013, except for the items disclosed below.

Leases

In the first quarter of 2014, we entered into the Fifth Amendment to our headquarters lease agreement in San Francisco, California, pursuant to which we leased approximately 29,000 additional square feet of office space. In total, at September 30, 2014, we leased approximately 127,000 square feet of office space pursuant to the lease agreement, as amended, which expires in June 2019. Lease commitments pursuant to the Fifth Amendment total approximately $9.6 million over the term of the lease. There were no other changes to our lease obligations from that disclosed in our Annual Report other than a reduction of 2014 lease obligations due to the payment of current year rent payments.

Research and License Agreement with OncoFusion Therapeutics, Inc.

In March 2014, we entered into a Research and License Agreement with OncoFusion Therapeutics, Inc., or OncoFusion. Under the terms of the agreement, we paid OncoFusion a $12.0 million license and research agreement fee during the second quarter of 2014. We could also be required to pay OncoFusion potential future development and sales milestone payments, subject to the achievement of defined clinical and commercial events, and royalties based on sales. Such future milestone and royalty payments are contingent upon future events that may or may not materialize.

License Agreement and Manufacturing and Supply Agreement with CureTech, Ltd.

In October 2014, we entered into a license agreement with CureTech, Ltd. in which we have licensed exclusive worldwide rights to CureTech’s late-stage clinical molecule pidilizumab (CT-011), an immune modulatory anti-PD-1 monoclonal antibody. Under the license agreement, we will be responsible for all development, regulatory, and commercialization activities for pidilizumab for all indications, including in oncology.

We also entered into a manufacturing and supply agreement with CureTech in October, 2014 under which CureTech will manufacture and supply the antibody to us over the next three years for clinical development purposes. In addition, the agreement contemplates a guaranty agreement between us and CureTech’s largest (53%) shareholder, Clal Biotechnology Industries Ltd. (CBI), with respect to certain obligations of CureTech. The guaranty is subject to approval by CBI shareholders. If approval for the guaranty is not obtained, we have the option to terminate both the license agreement and the manufacturing and supply agreement or proceed with such agreements on reduced economic terms (i.e., a reduction of $2.0 million in the upfront payment and 1% from each tier of royalties). The shareholder vote on the guaranty and, thereafter, our decision to exercise our option to continue to maintain the license are expected in December 2014.

Under the terms of the license agreement, and depending on whether the guaranty from CBI is obtained, CureTech would receive an upfront payment of up to $5.0 million from us and would also be entitled to payments upon attainment of certain development and regulatory milestones totaling $85.0 million. In addition, CureTech would be eligible to receive sales based milestone payments totaling up to $245.0 million, upon the achievement of certain annual worldwide net sales thresholds, and tiered royalties ranging from 4% to 11% on annual worldwide net sales.

License Agreement with UCLA

On April 11, 2014, UCLA filed a complaint against us in which UCLA alleges that Medivation and Medivation Prostate Therapeutics, Inc., or MPT, have failed to pay UCLA ten percent of “Operating Profits” Medivation has received (and will continue to receive) from Astellas, as a result of the Astellas Collaboration Agreement, and that Medivation has breached its fiduciary duties to UCLA, as minority shareholder of MPT. On July 16, 2014, UCLA dismissed without prejudice its claim that Medivation breached its fiduciary duties to UCLA, as a minority shareholder of MPT. We deny UCLA’s allegations and intend to defend the litigation. For more information about this litigation, see Part II, Item 1, “Legal Proceedings.”

Convertible Senior Notes Due 2017

We have outstanding $258.8 million aggregate principal amounts of the Convertible Notes. Prior to April 6, 2015, the Convertible Notes are not redeemable. On or after April 6, 2015, we may redeem for cash all or part of the Convertible Notes if the closing price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day preceding the date we provide notice of redemption exceeds 130% of the conversion price in effect on each such trading day, subject to certain conditions. At this time, we have not made a determination whether or not we will redeem all or part of the Convertible Notes for cash if they meet the technical requirements of redemption beginning April 6, 2015. If we choose to redeem all or part of the Convertible Notes for cash, we may need to raise additional funds through public or private financing or other arrangements. At September 30, 2014, the estimated fair value of the Convertible Notes, including the equity component, was $503.3 million and was determined using recent trading prices of the Convertible Notes.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of September 30, 2014, at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in legal proceedings, investigations, and claims in the ordinary course of our business, including the matters described below.

In May 2011, we filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. Our allegations in this lawsuit include that we have exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat non-metastatic CRPC population. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, we filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. We seek remedies including a declaration that we are the proper licensee of ARN-509, contractual remedies conferring to us exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against us seeking declaratory relief which, if granted, would require us to share with the Regents ten percent of any sales milestone payments we may receive under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. Under the Astellas Collaboration Agreement, we are eligible to receive up to $320.0 million in sales milestone payments. As of September 30, 2014, we have earned $25.0 million in sales milestone payments under the Astellas Collaboration Agreement. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, we filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has been concluded. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which we appealed on February 13, 2014, along with the December 2012 summary judgment order in favor of Regents. The jury trial of our breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of Medivation on the breach of contract claim, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment for the prevailing party Medivation on the contract claim, and entering judgment in favor of the Regents professor on the fraud claims. Our notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. On October 17, 2014, the briefing in Medivation’s appeal of the summary judgment order and cross-complaint order in favor of Regents, as well as its appeal of the judgment on the fraud claims against the Regents professor commenced. On October 24, 2014, the court of appeals issued an order consolidating all of these appeals for hearing and consideration purposes, so the appeals will be heard and considered together once the briefing is completed.

On April 11, 2014, UCLA filed a complaint against us in which UCLA alleges that Medivation and MPT have failed to pay UCLA ten percent of “Operating Profits” Medivation has received (and will continue to receive) from Astellas, as a result of the Astellas Collaboration Agreement, and that Medivation has breached its fiduciary duties to UCLA, as minority shareholder of MPT. On July 16, 2014, UCLA dismissed without prejudice its claim that Medivation breached its fiduciary duties to UCLA, as a minority shareholder of MPT. We deny UCLA’s allegations and intend to vigorously defend the litigation.

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

Risks Related to XTANDI ® (enzalutamide) capsules

We may not be able to further commercialize XTANDI in the United States, and may fail to continue to generate significant revenue from the sale of XTANDI in the United States.*

We only have one commercial product, XTANDI, which is now approved in the United States, as of September 10, 2014, to treat men with metastatic castration-resistant prostate cancer, or mCRPC, in both the pre- and post-chemotherapy settings. However, the further commercialization of XTANDI in the United States for the treatment of mCRPC or any other patient populations for which XTANDI is being developed and may subsequently be approved, may not be successful for a number of reasons, including:

•	we and our collaboration partner, Astellas Pharma, Inc., or Astellas, may not be able to establish or demonstrate in the medical community the safety and efficacy of XTANDI and its potential advantages over, and side effects compared to, competing therapeutics and products currently in clinical development for each applicable patient population;

•	our limited experience in marketing XTANDI for the pre-chemotherapy mCRPC or other patient populations;

•	reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of XTANDI as compared to alternative treatment options;

•	changes or increases in regulatory restrictions;

•	changes to the label for XTANDI that further restrict how we and Astellas market XTANDI, including as a result of data collected from the safety study in patients with known risk factor(s) for seizure that the FDA required us to undertake as a post-marketing requirement or from any other ongoing or future studies;

•	we and Astellas may not have adequate financial or other resources to successfully commercialize XTANDI; and

•	we and Astellas may not be able to obtain adequate commercial supplies of XTANDI to meet demand or at an acceptable cost.

If the further commercialization of XTANDI is unsuccessful, our ability to generate revenue from product sales and achieve profitability would be adversely affected and our business could fail.

XTANDI may fail to obtain regulatory approval, be successfully commercialized and generate significant revenue outside the United States.*

XTANDI is approved in more than 45 countries for the post-chemotherapy indication and in the United States and Japan for the pre-chemotherapy mCRPC indication. XTANDI was approved in Japan for patients with mCRPC, who have not received docetaxel, on October 22, 2014. Additional marketing applications for the pre-chemotherapy indication are under review in multiple countries worldwide. Unless we and Astellas can obtain additional regulatory approval and reimbursement of XTANDI outside the United States and Japan to treat mCRPC patients both pre- and post-chemotherapy, and for additional patient populations for which XTANDI is in development and may be approved, Astellas’ ability to successfully commercialize XTANDI further and our ability to generate additional revenue from XTANDI worldwide, and fund our operations could be significantly limited.

If XTANDI fails to obtain regulatory approval for mCRPC patients who have not received chemotherapy outside of the United States and Japan, the commercial potential of XTANDI will be harmed.*

Other than the United States, XTANDI has only been approved in Japan for the treatment of mCRPC patients who have not received chemotherapy. We believe that the commercial opportunity represented by mCRPC patients who have not received chemotherapy is substantially larger than that represented by post-chemotherapy mCRPC patients, and thus any failure to successfully obtain approval of XTANDI for the treatment of mCRPC patients who have not received chemotherapy in other countries outside of the United States and Japan would have a negative impact on our business and future prospects. If approved in other countries outside of the United States and Japan, the new label for XTANDI for pre-chemotherapy patients may have new safety risks, monitoring requirements, or warnings and precautions that may limit the commercial uptake of the product in this patient population. In January 2014, the results of the PREVAIL trial, the Phase 3 trial of XTANDI for mCRPC patients who have not received chemotherapy, were presented at the American Society of Clinical Oncology 2014 Genitourinary Cancers Symposium. Subsequently, we announced the submission of a variation to amend the European Marketing Authorisation Application for XTANDI to the European Medicines Agency (which the European Medicines Agency accepted) for the treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen deprivation therapy and in whom chemotherapy is not yet clinically indicated, but we do not know if the results of the PREVAIL trial are robust enough to support regulatory approval by the European Medicines Agency, although on October 24, 2014, the Committee for Medicinal Products for Human Use, or CHMP, adopted a positive opinion regarding XTANDI’s potential approval for the treatment of mCRPC patients who have not received chemotherapy.

In order to successfully commercialize XTANDI in the United States to treat mCRPC patients who have not received chemotherapy, we will need to expand our sales and marketing efforts to include urologists, and if we are not successful in marketing to urologists, the commercial potential of XTANDI will be harmed.*

On September 10, 2014, we and Astellas announced that the FDA approved a new indication for XTANDI to treat men with mCRPC who have not received chemotherapy. Our commercialization of XTANDI for such indication in the United States will require marketing and sales efforts directed to urologists, who may have different prostate cancer treatment perspectives and require different sales and marketing efforts from oncologists, who have been the largest physician specialty prescribing XTANDI to date. Failure to successfully commercialize XTANDI for the treatment of mCRPC patients who have not received chemotherapy with urologists would have a negative impact on our business and future prospects.

XTANDI may fail to compete effectively commercially with other approved products and other products in development.*

Companies are currently marketing, or expected to be marketing in the near future, products that may compete directly with XTANDI. These companies include some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson, Sanofi, and Bayer Pharma AG, which have considerably more financial, development and commercialization resources and experience than we have to develop and commercialize their products. We are competing, and expect to continue to compete, against these companies and against multiple drugs that currently exist, e.g., the approved hormonal agent, Zytiga® (abiraterone acetate), as well as against additional drugs currently in development, to treat mCRPC, including both pre- and post-chemotherapy indications, and for upstream prostate cancer indications, e.g., ARN-509, in non-metastatic CRPC. Some competitive drugs already have acquired substantial shares in these markets or are generic, e.g., Casodex, which may make it more difficult for us to compete successfully in these markets notwithstanding any positive results that we may generate from our clinical trials. Also, intense competition from products and compounds in development could impact our ability to successfully conduct upstream clinical trials, as trials may become more difficult to enroll, or complete successfully, as patients may have more treatment options with demonstrated efficacy and safety. Bases upon which XTANDI would have to compete successfully include efficacy, safety, price and cost effectiveness. We cannot guarantee that we and Astellas will be able to compete successfully in the context of any of these factors.

Price pressure from third party payors and price competition from approved competitors could substantially impact our ability to generate revenue from XTANDI and negatively impact our business.*

The realized price of XTANDI could be subject to downward pressure from aggressive competitive pricing activity and managed care organizations and institutional purchasers, who use cost considerations to restrict the sale of preferred drugs that their physicians may prescribe. To the extent, that payors think the price for XTANDI is too high, and/or prefer similar lower-priced, branded or generic competitors due to cost considerations, we and our partner Astellas may be forced either to reduce the price of XTANDI or be subject to formulary restrictions, which could result in a loss of sales revenue and/or market share. Additionally, XTANDI currently competes against products and could compete in the future with products marketed by some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson, who have more resources and greater flexibility to engage in aggressive price competition in order to gain revenues and market share. It is uncertain whether we and Astellas could compete with such competition, and our failure to compete or decision to reduce the price of XTANDI in order to compete could severely impact our business.

Competition from other approved products, including those that operate similarly to XTANDI, could negatively impact the expected use or duration of therapy of XTANDI, and impact our ability to generate revenue.

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

Competition from manufacturers of generic drugs could be a major challenge for us, like other branded pharmaceutical companies, and the loss or expiration of intellectual property rights on enzalutamide or a competitor product, e.g., Zytiga, could adversely affect on our business, and could put downward pressure on the price and market share of XTANDI. Generic products that have already been approved by the FDA, e.g., Casodex, are generally sold at a reduced price from branded drugs. Additionally, for new generic products, the FDA approval process exempts them from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the branded product. Generic products need only demonstrate a drug level availability in the body equivalent to that of the branded product.

XTANDI may not be commercially successful if not widely-covered and appropriately reimbursed by third-party payors, and we are dependent upon Astellas for the execution of third-party payor access and reimbursement strategies for XTANDI.

Our ability to successfully commercialize XTANDI for its approved indications depends, in part, on the extent to which adequate coverage and reimbursement for XTANDI is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors, both domestically and globally. Significant uncertainty exists as to the coverage and reimbursement of newly approved prescription drug products.

In addition, even if third-party payors ultimately elect to cover and reimburse for XTANDI, most payors will not reimburse 100% of the cost, but rather require patients to pay a portion of the cost through a co-payment. Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of XTANDI financially difficult or impossible for certain patients, which would have a negative impact on sales of XTANDI. For example, in the United States there exists a coverage gap, or “donut hole”, in the Medicare Part D coverage for prescription medications for participants, which renews annually each January 1st. While in the donut hole, Medicare Part D participants, including many patients in XTANDI’s approved indication, may have to pay out of pocket a substantial portion of their prescription drug costs, which may discourage physicians from prescribing or patients from accessing XTANDI. It is increasingly difficult to obtain coverage and adequate reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Moreover, our commercial prospects would be further weakened if payors approve coverage for XTANDI only as second- or later-line treatments, or if they place XTANDI in tiers requiring unacceptably high patient co-payments. Since launch, several third-party payors and at least one government payor have approved coverage for XTANDI only after patient treatment on Zytiga plus prednisone. These coverage decisions may persist even with expanded indications for XTANDI. Because XTANDI works via the same molecular signaling pathway as Zytiga does, patients who have already failed treatment with Zytiga may not have as good a response on XTANDI as would patients who are Zytiga-naïve. Failure to overturn these coverage decisions or stop additional such coverage decisions could materially harm our or our partner’s ability to successfully market XTANDI in the United States. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process. We are dependent upon Astellas globally for the achievement of such coverage and acceptable reimbursement, and negotiation with individual payors.

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

On August 2, 2011, the Budget Control Act of 2011 created, among other things, the Joint Select Committee on Deficit Reduction, to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, beginning on March 1, 2013. Further, President Obama’s proposed budget for fiscal year 2015, if enacted, would require drug manufacturers to pay to the Medicare program new rebates for certain outpatient drugs covered under Medicare Part D. These proposals would allow the Medicare program to benefit from the same, relatively higher, rebates that Medicaid receives for brand name and generic drugs provided to beneficiaries who receive the low-income subsidies under the Medicare Part D program and “dual eligible” beneficiaries (i.e., those who are eligible for both the Medicare and Medicaid programs.)

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

We and Astellas are required to undertake certain studies to comply with post-marketing requirements or commitments in the European Union and the United States, which could result in adverse modifications to XTANDI’s existing labeling, and risk XTANDI’s ability to obtain additional regulatory approvals for additional patient populations.*

In the European Union, we and Astellas are required to collect efficacy data on mCRPC patients previously treated with Zytiga to determine XTANDI’s efficacy response in such patients, which we do not expect to be as good as in patients naïve to Zytiga. In the United States, we and Astellas are required to conduct an open-label safety study of XTANDI in patients with known risk factor(s) for seizure and to report the results of that study to the FDA in 2019. If the results of this study reveal unacceptable safety risks, this could result in decreased commercial utilization of XTANDI for mCRPC patients in the U.S. and in the EU (if approved for pre-chemotherapy mCRPC), failure to obtain approval in other indications (including breast cancer), and modifications to the existing label for XTANDI , including potentially a boxed warning, or additional clinical testing. Any one or more of these outcomes would seriously harm our business. Additionally, we could receive additional post-marketing requirements as we seek approval of XTANDI in additional patient populations. Failure to conduct the post-marketing requirements or commitments in a timely manner may result in withdrawal of approval for XTANDI and substantial civil and/or criminal penalties.

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

Risks Related to our License and Manufacturing and Supply Agreement with CureTech, Ltd.*

A negative vote of Clal Biotechnology Industries (“CBI”) shareholders on the guaranty may result in the termination of the License and Manufacturing and Supply Agreements with CureTech.*

In October 2014, we entered into an agreement with CureTech, Ltd., or CureTech, in which we have licensed exclusive worldwide rights to CureTech’s late-stage clinical molecule pidilizumab (CT-011), an immune modulatory anti-PD-1 monoclonal antibody. The arrangement with CureTech also includes a manufacturing and supply agreement, under which CureTech will manufacture and supply the antibody to us over the next three years for clinical development purposes. In addition, the arrangement contemplates a guaranty agreement between us and CureTech’s largest shareholder, Clal Biotechnology Industries Ltd. (CBI), with respect to certain obligations of CureTech. The guaranty is subject to approval by CBI shareholders. If approval for the guaranty is not obtained, we have the option to terminate both the license agreement and the manufacturing and supply agreement or proceed with such agreements on reduced economic terms. The shareholder vote on the guaranty and, thereafter, our decision to exercise our option to continue to maintain the license are expected in December 2014. If we do not maintain the license agreement, we will not be able to develop or potentially commercialize the CureTech technology to generate shareholder value.

The clinical molecule pidilizumab licensed from CureTech is a biologic molecule, and we do not have experience or expertise in the development, manufacture, or commercialization of biologic molecules.*

Under the license agreement, we will be responsible for all development, manufacturing, and commercialization activities for pidilizumab for all indications, including in oncology. While we have some experience developing and in certain aspects of the commercialization of small molecule products, we have no experience or expertise in the development, manufacturing and commercialization, including regulatory interactions, commercial manufacturing, and distribution of biologic molecules, like pidilizumab. Biologic molecules can involve processes and procedures often more complex than those for small molecule products. In general, biologic molecules are manufactured in a living system such as a microorganism, or plant or animal cells, are very large, complex molecules or mixtures of molecules, and often are produced using recombinant DNA technology. Also, biologic molecules are subject to different regulatory requirements and procedures worldwide. Our failure to successfully develop, manufacture, or commercialize pidilizumab could significantly impact our ability to generate value from the agreements with CureTech.

The development and commercialization of pidilizumab will face strong competition from other anti-PD-1 antibodies, which are being developed quickly and by larger companies with experience developing, manufacturing, and commercializing biologic molecules.*

The immune-oncology field is competitively crowded with biologics molecules, including anti-PD-1 antibodies like pidilizumab, in development for various tumor types and patient populations by larger more experienced companies than ours, such as Bristol Myers Squibb, Roche, and Merck, Inc. This competitive environment could compromise our ability to develop pidilizumab by limiting the availability of clinical trial investigators, sites, and/or appropriate clinical patients, which could slow, delay or limit the progress of pidilizumab’s development. In addition, if we are able to successfully develop pidilizumab and obtain regulatory approval for it in an oncology indication, it will be likely face competition from already approved anti-PD-1 molecules in the same or similar oncology indications. This could significantly limit our ability to generate revenue with pidilizumab.

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

Additionally, the compliance environment is changing, with more states, such as California, Massachusetts, Vermont, and Minnesota, mandating implementation of compliance programs, compliance with industry ethics codes, and implementation of gift bans and spending limits, and/or gifts, compensation, and other remuneration to healthcare professionals. Moreover, Section 6002 of PPACA included new requirements for pharmaceuticals manufacturers, among others, to report certain payments or “transfers of value” made or distributed to physicians and teaching hospitals, and to report any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. Section 6002 of PPACA includes in its reporting requirements a broad range of transfers of value, including, but not limited to consulting fees, charitable contributions, payments for research, and grants. The Centers for Medicare & Medicaid Services, or CMS, issued its final rule implementing Section 6002 of PPACA in February 2013, and required data collection commenced as of August 1, 2013. Manufacturers were required to report unaggregated data for August through December of 2013 to CMS by June 30, 2014. CMS released the data on a public website in September 2014. Failure to so report could subject companies to significant financial penalties. Several states currently have similar laws and more states may enact similar legislation. Reporting and public disclosure of these payments and transfers of value may make it more difficult to recruit physicians for assistance with activities that would be helpful to our business. Tracking and reporting the required payments and transfers of value may result in considerable expense and additional resources.

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

Although we have developed, implemented, and continue to improve a program for compliance with all federal and state laws, we cannot guarantee that our compliance program will be sufficient or effective, that our employees will comply with our policies, that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for qui tam or “whistleblower” claims that individuals, such as employees or former employees, may bring against us or that governmental authorities may prosecute against us based on information provided by individuals. Qui tam or “whistleblower” claims against a defendant are brought by individuals or governmental authorities based on information from individuals have increased substantially in recent years. In any qui tam or “whistleblower” action that results in the payment of a fine imposed by a court or a settlement, the individual who brought the claim or furnished information allowing the governmental authority to prosecute the claim is rewarded with a percentage of the fine or settlement amount collected from the defendant. The prospect of sharing in the proceeds of any fine collected from the defendant motivates individuals to bring qui tam or “whistleblower” claims or to furnish information to a governmental authority for the prosecution of such claims. In addition, the enactment of new federal and state laws, the amendment of existing federal and state laws, and the interpretation of existing or future laws by court decision could further expand the grounds on which individuals may pursue qui tam or “whistleblower” claims. If one or more of individuals bring a qui tam or “whistleblower” claim against us or if a governmental authority prosecutes a claim against us on the basis of information provided by one or more individuals, and if we are found liable and a fine and/or an injunction is imposed on us or we agree to pay a fine and/or accept an injunction in settlement of the claim, the payment of the fine and/or the curtailment of our activities consequent to the injunction could have a material adverse effect on our financial condition and impair or prevent us from continuing our business. In addition, the costs and fees associated with defending a qui tam or “whistleblower” claim would be significant.

Risks Related to the Operation of our Business

We have a history of net losses and we may incur substantial losses in the foreseeable future as we continue our development and commercialization activities and may never achieve, maintain, or increase profitability on a quarterly or annual basis.*

We have incurred significant losses since our inception and as of September 30, 2014, we have an accumulated deficit of $221.9 million. We have incurred these losses principally from costs incurred in funding our research and development activities, from general and administrative expenses and from our XTANDI commercialization activities. We may incur substantial costs in the future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide and our research and drug discovery projects, potential business development activities, and our corporate overhead costs, which could impact our ability to achieve, maintain, or increase profitability on a quarterly or annual basis. Our ability to generate revenue to achieve, maintain, or increase profitability on a quarterly or annual basis is dependent on our ability, alone or with collaboration partners, to successfully commercialize products for which we have received marketing approval.

Our significant level of indebtedness and lease obligations could adversely affect our financial condition. In addition, we may not have sufficient funds to service our indebtedness and lease obligations when payments are due.

At September 30, 2014, we had outstanding $258.7 million of the Convertible Notes, and approximately $67.0 million of minimum lease commitments. We may also incur additional indebtedness to meet future financing needs, including in connection with any licensing or acquisition transactions that we may elect to assume to diversify our product risk. Our substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

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

We have funded our operations primarily through public offerings of our common stock, proceeds from the issuance of the Convertible Notes, from upfront, milestone and cost-sharing payments received under agreements with current and former collaboration partners, and subsequent to September 13, 2012, from collaboration revenue related to XTANDI sales. At September 30, 2014, we had cash and cash equivalents totaling $321.1 million available to fund our operations. We expect to continue to spend substantial amounts of capital for our operations in the future. Our ability to generate a sufficient amount of profit and positive cash flows from sales of XTANDI could impact our ability to make payments on the Convertible Notes and our leases when they become due and to satisfy our other cash requirements and will depend on our existing cash resources and future financing activity, if any.

We may need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, scale back or eliminate some or all of our development programs and other operations, restructure or refinance our indebtedness, or any combination of the foregoing. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates and technologies.*

We have a history of net losses and we may incur additional losses in the future. Our future capital requirements will depend on many factors, including without limitation:

•	costs associated with commercialization of XTANDI for mCRPC, including post-chemotherapy mCRPC patients and mCRPC patients who have not received chemotherapy in the United States;

•	the timing and magnitude of sales of XTANDI for post-chemotherapy mCRPC patients globally and mCRPC patients who have not received chemotherapy in the United States and Japan;

•	whether any changes are made to the scope of our ongoing clinical development activities;

•	the scope and results of our and our collaboration partner’s preclinical programs and clinical studies;

•	whether we experience delays in our preclinical and clinical development programs;

•	whether opportunities to acquire additional product candidates arise and the timing and costs of acquiring and developing those product candidates;

•	whether we are able to enter into additional third-party collaborative partnerships to develop and/or commercialize potential future product candidates on terms, including development and commercialization cost share terms, that are acceptable to us;

•	the timing and requirements of, and the costs involved in, conducting studies required to obtain regulatory approvals for XTANDI or potential future product candidates from the FDA and comparable foreign regulatory agencies;

•	the availability of third parties to perform the key development tasks for XTANDI and potential future product candidates, including conducting preclinical and clinical studies and manufacturing our product candidates to be tested in those studies, and the associated costs of those services;

•	expenses associated with, and the outcome of, ongoing litigation;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending the validity of and enforcing patent claims and other costs related to patent rights and other intellectual property rights, including litigation costs and the results of such litigation; and

•	interest payments and potential cash settlement of the Convertible Notes and lease payments.

Based on our current expectations, we believe our capital resources at September 30, 2014, combined with our anticipated future cash flows, will be sufficient to fund our currently planned operations for at least the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding net sales of XTANDI, potential XTANDI approvals in new markets and for other indications, and potential receipt of profit sharing, royalty, and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for XTANDI and other existing or potential future product candidates, or to license additional product, product candidates or companies, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash or if we elect to redeem all or part of the Convertible Notes for cash if they meet the technical requirements of redemption beginning April 6, 2015. Our ability to raise additional funds on acceptable terms will be dependent on the climate of worldwide capital markets, which could be challenging.

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

In addition to our significant level of indebtedness, we have significant obligations relating to our leases. At September 30, 2014, we had minimum lease commitments of approximately $67.0 million. Leases that are classified as operating leases are disclosed in the footnotes to our consolidated financial statements, but are not reflected as liabilities on our consolidated balance sheets.

The Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, have been in deliberation on their conveyed lease project regarding proposed changes to financial accounting standards for leases. Currently, Accounting Standards Codification, or ASC, 840, Leases, requires that operating leases are classified as off-balance sheet transactions and only operating lease expense is included in the consolidated statements of operations. The proposed changes to lease accounting could potentially require recognition of our operating leases as assets and liabilities on our consolidated balance sheets. The right to use the leased property would be capitalized as an asset and the present value of future lease payments would be accounted for as a liability. A retroactive adoption may be required when the changes become effective. We have not quantified the impact of this proposed standard on our consolidated financial statements. If our operating leases are recognized on our consolidated financial statements, it could likely result in a significant increase in the liabilities reflected on our consolidated balance sheets and an increase in the interest expense and depreciation and amortization expense reflected in our consolidated statements of operations.

We may have additional tax liabilities.*

We are subject to income taxes in various jurisdictions. Significant judgment is required in determining our provision for income taxes and other tax liabilities. Our effective income tax rate in the future is subject to volatility and could be adversely affected by a number of factors, including: interpretations of existing tax laws; changes in tax laws and rates; future levels of research and development expenditures; changes in the mix of earnings in countries with differing statutory tax rates in which we may conduct business, changes in the valuation of deferred tax assets and liabilities; state income taxes; the tax impact of stock-based compensation; changes in estimates of prior years’ items; tax costs for acquisition-related items; changes in accounting standards; and overall levels of income before taxes. The impact of our income tax provision resulting from these items may be significant and could have a negative impact on our net income.

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

Generic and other pharmaceutical manufacturers are and have been very aggressive in challenging the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. We are facing a patent opposition in Europe and two pre-grant oppositions in India, and we may face additional challenges to our existing or future patents covering the XTANDI product or any potential future product candidates. If a generic pharmaceutical company or other third party were able to successfully invalidate any of our present or future patents, the XTANDI product and any potential future product candidates that may ultimately receive marketing approval could face additional competition from lower-priced generic products that would result in significant price and revenue erosion and have a significantly negative impact on the commercial viability of the affected product candidate(s).

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

Our business is increasingly dependent on critical, complex and interdependent information technology systems to support business processes as well as internal and external communications. The size and complexity of our computer systems make them vulnerable to breakdown, malicious intrusion and computer viruses. We have experienced at least one successful intrusion into our computer systems, and although it did not have a material adverse effect on our operations, there can be no assurance of a similar result in the future. We have developed systems and processes that are designed to protect our information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach; however, such measures cannot provide absolute security, and we have taken and are continually taking additional security measures to protect against any future intrusion, including employee training. Any failure to protect against breakdowns, malicious intrusions and computer viruses may result in the impairment of production and key business processes. In addition, our systems are potentially vulnerable to data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information of our employees, clinical trial patients, customers, and others. Such disruptions and breaches of security could expose us to liability and have a material adverse effect on the operating results and financial condition of our business.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the competitive market for mCRPC therapies, XTANDI sales will be difficult to predict from period to period. As a result, you should not rely on XTANDI sales results in any period as being indicative of future performance and sales of XTANDI may be below the expectation of securities analysts or investors in the future. Additionally, you should not place undue reliance on the forward looking statements about expectations for future XTANDI sales from our partner Astellas, as we may not agree with such statements, or from us, as XTANDI sales results are difficult to predict. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level of demand for XTANDI;

•	the extent to which coverage and reimbursement for XTANDI is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors;

•	the timing, cost and level of investment in our and Astellas’ sales and marketing efforts to support XTANDI sales;

•	the timing, cost and level of investment in our research and development activities involving XTANDI and our product candidates;

•	the cost of manufacturing XTANDI, and the amount of legally mandated discounts to government entities, other discounts and rebates, product returns and other gross-to-net deductions;

•	the risk/benefit profile, cost and reimbursement of existing and potential future drugs which compete with XTANDI;

•	the timeliness and accuracy of financial information we receive from Astellas regarding XTANDI net sales globally, and shared U.S. development and commercialization costs for XTANDI incurred by Astellas, including the accuracy of the estimates Astellas uses in calculating any such financial information including for gross to net revenue adjustments; and

•	expenditures that we will or may incur to acquire or develop additional technologies, product candidates and products.

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

Under ASC 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

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

For example, the FASB is currently working together with the IASB on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and the IASB may result in different accounting principles under U.S. GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting.

ITEM 6.	EXHIBITS.

See the Exhibit List which follows the signature page of this Quarterly Report on Form 10Q, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2014	MEDIVATION, INC.

	By:	/s/ Richard A. Bierly
	Name:	Richard A. Bierly
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	8-K	000-20837	3.4	10/17/2013

3.2	Amended and Restated Bylaws of Medivation, Inc.	10-K	001-32836	3.2	3/16/2009

4.1	Common Stock Certificate	10-Q	001-32836	4.1	5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1	3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior notes due 2017).	8-K	001-32836	4.2	3/19/2012

10.1	Cheryl Cohen Separation Agreement					X

10.2	Consulting Agreement with Dawn Svoronos					X

12.1	Computation of Ratio of Earnings to Fixed Charges					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.