Form 10-K
period 2014-12-31
MEDIVATION, INC.
filed 2015-02-25
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒              Accelerated filer  ☐

Non-accelerated filer (Do not check if a smaller reporting company)  ☐          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5.0 billion as of June 30, 2014, based upon the closing sale price on The NASDAQ Global Market reported on June 30, 2014. Excludes an aggregate of 11,709,327 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2014, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2014 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock, as determined based on public filings, and/or (ii) was an executive officer or director or was affiliated with an executive officer or director of the registrant at June 30, 2014. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 78,233,026 shares of Registrant’s Common Stock, par value $0.01 per share, outstanding as of February 18, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

MEDIVATION, INC.

2014 ANNUAL REPORT ON FORM 10-K

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or negatives of such terms or other variations on such terms of comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the commercialization of XTANDI ® (enzalutamide) capsules, the continuation and success of our collaboration with Astellas Pharma, Inc., or Astellas, the timing, progress and results of our clinical trials, and our future drug development activities, including those with respect to pidilizumab. The forward-looking statements contained in this Annual Report involve a number of risks, uncertainties, and assumptions, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report. Readers are expressly advised to review and consider those Risk Factors. Although we believe that the assumptions underlying the forward-looking statements contained in this Annual Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the results anticipated by such statements will occur. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations, trading price of our common stock or of our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, is not necessarily indicative of future performance. We disclaim any intention or obligation to update, supplement, or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of medically innovative therapies to treat serious diseases for which there are limited treatment options. Through our collaboration with Astellas Pharma, Inc. or Astellas, we have one commercial product, XTANDI® (enzalutamide) capsules, or XTANDI. XTANDI has received marketing approval in the United States, Europe, and numerous other countries worldwide for the treatment of patients with metastatic castration-resistant prostate cancer (mCRPC) and in Japan for the treatment of patients with castration-resistant prostate cancer (CRPC). Since its launch in the United States in September 2012, and subsequent launch in additional countries, XTANDI’s worldwide net sales (as reported by Astellas) were approximately $1.6 billion through December 31, 2014. We and Astellas are also conducting investigational studies of enzalutamide in prostate cancer and in advanced breast cancer. Under our collaboration agreement with Astellas, we share equally with Astellas all profits (losses) related to U.S. net sales of XTANDI. We also receive royalties ranging from the low teens to the low twenties on ex-U.S. XTANDI net sales and certain milestone payments upon the achievement of defined development and sales events.

We seek to become a fully-integrated biopharmaceutical company through the continued commercialization of XTANDI, the acquisition or in-license and development and commercialization of other product opportunities (such as pidilizumab), and through the advancement of our own proprietary research and development programs. We expect that our future growth may come from both internal research efforts and third party business development activities. In the fourth quarter of 2014, we licensed exclusive worldwide rights to pidilizumab, an immune modulatory, anti-Programmed Death-1 (PD-1) monoclonal antibody for all potential indications from CureTech, Ltd., or CureTech. Under the license agreement, we are responsible for all development, regulatory, manufacturing, and commercialization activities for pidilizumab. We currently anticipate that we may initiate a Phase 3 clinical trial evaluating pidilizumab in one or more hematologic malignancies as early as in 2015.We are also considering evaluating pidilizumab in other indications, including, but not limited to in combination with enzalutamide in breast and prostate cancer. In addition, our internal research and discovery efforts are focused, among other areas, in oncology and neurology.

Additional information regarding our XTANDI, enzalutamide, pidilizumab, and other research and drug discovery programs is included below.

OUR ENZALUTAMIDE PROGRAM

Summary of Our Enzalutamide Program

As of December 31, 2014, we, and our collaboration partner Astellas have a number of prostate and breast cancer clinical trials for which enrollment is ongoing or completed, including those summarized in the following table. Additional information regarding these trials is included in the sections that follow.

Enzalutamide Clinical Trials
Prostate Cancer
Trial	Phase	Enrollment Status
STRIVE	Phase 2	Enrollment completed
PROSPER	Phase 3	Enrolling
EMBARK	Phase 3	Enrolling
PLATO	Phase 4	Enrollment completed
AFFIRM(1)	Phase 3	Enrollment completed; unblinded
PREVAIL(1)	Phase 3	Enrollment completed; unblinded
TERRAIN(1)	Phase 2	Enrollment completed; unblinded

Breast Cancer
Trial	Phase	Enrollment Status
AR+ TNBC	Phase 2	Enrollment completed
ER+ or PgR+ and HER2 Normal	Phase 2	Enrolling
AR+ HER2 Amplified	Phase 2	Enrolling

(1)	Open label extension trials: trials unblinded and placebo-treated (or bicalutamide-treated) patients crossed over to enzalutamide.

Prostate Cancer

According to the American Cancer Society, prostate cancer is the most commonly diagnosed cancer among men in the United States, other than skin cancer. The American Cancer Society estimates that approximately 233,000 new cases of prostate cancer were diagnosed, and approximately 29,000 men died of prostate cancer, in the United States alone during 2014. Prostate cancer is thus the second-leading cause of cancer death in men in the United States, after lung cancer. According to the American Cancer Society, about 1 in 7 men will be diagnosed with prostate cancer during his lifetime and about 1 in 38 men will die of prostate cancer.

Prostate cancer is generally seen as a slowly-progressing disease. According to the American Cancer Society, when including all stages of disease, the relative 15-year survival rate is 94%. In the United States, prostate cancer patients are typically managed clinically by two different physician specialties—urologists and oncologists. Urologists typically manage prostate cancer patients for the large majority of a patient’s disease course—starting with the initial diagnosis and continuing for many years until the patient develops castration-resistant disease and symptoms. Once the patient develops symptoms, such as pain from metastases of his prostate cancer to his bone, he is typically referred to an oncologist to manage the final stages of his disease, which typically represent the last 9 to 13 months of the patient’s life.

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

Because the male sex hormone testosterone is the primary fuel of prostate cancer growth, first-line therapy for advanced prostate cancer typically entails treatment with a class of hormonal drugs known as luteinizing-hormone releasing hormone analogs, or LHRH analogs, which reduce testosterone to castrate levels—i.e., the levels that would be achieved following surgical castration. Patients treated with LHRH analogs typically remain on those drugs for the remainder of their lives to keep testosterone levels suppressed to castrate levels. Patients typically respond to LHRH analog treatment, as evidenced by reduced PSA levels. Eventually, however, virtually all advanced prostate cancers will become resistant to LHRH analogs, and the patient’s PSA level will begin to rise. Once a patient progresses while being treated with an LHRH analog, he is said to have castration-resistant prostate cancer, or CRPC. The term “castration-resistant” refers to the fact that these patients have had their serum testosterone reduced to castrate levels, and yet their prostate cancers continue to progress.

Once a patient has developed CRPC, the typical second line therapy is a class of hormonal drugs known as anti-androgens, which block the ability of testosterone to bind its receptor, the androgen receptor. Bicalutamide, widely available in generic form, is the most commonly used anti-androgen drug. Like LHRH analogs, bicalutamide typically suppresses tumor growth for a certain period of time, as evidenced by a declining PSA level. However, virtually all prostate cancers become resistant to bicalutamide as well. In addition, once prostate cancer becomes resistant to bicalutamide, the effect of that drug may convert from suppressing tumor growth to fueling tumor growth. For this reason, bicalutamide treatment is typically discontinued once patients begin to progress on the drug.

The next line of treatment for CRPC patients who have failed treatment on both LHRH analogs and anti-androgen drugs is frequently the chemotherapy drug Taxotere® (docetaxel), which has been shown in clinical studies to prolong survival. However, docetaxel is an infused cytotoxic chemotherapy, and thus entails an increased risk of serious adverse effects, including fluid retention, liver toxicity, low white blood cell counts, and death. Prior to 2010, there were no U.S. Food and Drug Administration (or FDA)-approved treatments for CRPC patients whose prostate cancer had progressed following treatment with docetaxel. These patients typically had only palliative care, or pain reducing, options available to them. Since 2010, four new agents in addition to XTANDI have been approved by the FDA for the treatment of patients with mCRPC: Jevtana® (cabazitaxel); Provenge® (sipuleucel-T); Zytiga® (abiraterone acetate) plus prednisone; and Xofigo® (radium RA-223 dichloride); and others are currently being studied.

Based on the above treatment algorithm, advanced prostate cancer patients are generally subdivided into various sub-populations that regulatory agencies typically consider to be distinct patient populations. Because they view them as distinct, regulatory agencies typically require separate clinical studies in each patient population to grant marketing approval covering that patient population. These sub-populations are defined primarily by two factors: (a) the prior treatments the patient has undergone; and (b) whether the patient has metastatic disease. The sub-populations are the following:

•

Patients with Hormone-Sensitive Prostate Cancer. Patients in this sub-population have progressive prostate cancer, are not castrate, and have not yet been treated with an LHRH analog drug, an anti-androgen drug or any other hormonal drug for progressive disease.

•

Patients with CRPC. Patients with CRPC have advanced prostate cancer that has progressed after treatment with an LHRH analog drug or surgical castration. They may also have failed treatment on an anti-androgen drug, but are not required to have done so. Patients with CRPC may be in turn further subdivided into pre-chemotherapy CRPC patients and post-chemotherapy CRPC patients. Both pre-chemotherapy and post-chemotherapy CRPC patients may have mCRPC or non-metastatic CRPC. Pre-chemotherapy CRPC patients typically constitute a mix of metastatic and non-metastatic disease. However, by the time they have progressed to the post-chemotherapy state, virtually all CRPC patients will have developed metastatic disease.

Our Prostate Cancer Clinical Trials

Information about our prostate cancer clinical trials is included below:

•

STRIVE- The Phase 2 STRIVE trial was initiated in August 2012 and completed enrollment in March 2014. The trial is evaluating enzalutamide head-to-head versus bicalutamide, the leading marketed anti-androgen drug, in approximately 400 pre-chemotherapy CRPC patients. The randomized, double-blind trial enrolled both metastatic and non-metastatic patients and is being conducted primarily in the United States. The primary endpoint of the trial is progression-free survival (or PFS). We currently anticipate that the top-line results from the STRIVE trial may be available during 2015. The Phase 2 STRIVE trial is a non-registrational clinical trial and the data from the STRIVE trial are not expected to be approved for use in XTANDI marketing and promotion.

•

PROSPER- The first patient was enrolled in the Phase 3 PROSPER trial in December 2013. The trial is evaluating the safety and efficacy of enzalutamide in patients with non-metastatic CRPC. The PROSPER trial is intended to enroll a high-risk subgroup of patients with prostate cancer who are progressing despite androgen deprivation therapy, but who are asymptomatic with no prior or present evidence of metastatic disease. The Phase 3 randomized, double-blind, placebo-controlled, multi-national trial is designed to enroll approximately 1,560 patients with non-metastatic CRPC. The primary endpoint of the trial is metastasis-free survival.

•

EMBARK- The first patient was enrolled in the Phase 3 EMBARK trial in January 2015. The trial is intended to evaluate the efficacy and safety of enzalutamide in patients with high-risk, hormone-sensitive, non-metastatic prostate cancer that has biochemically recurred (rising PSA level) following definitive local therapy with radical prostatectomy and/or radiation. The purpose of the trial is to help determine if enzalutamide can delay or prevent the development of metastatic prostate cancer in high-risk men with a rapidly rising PSA. The primary endpoint of the trial is metastasis-free survival. The trial is designed to enroll approximately 1,860 patients.

•

PLATO- The Phase 4 PLATO trial was initiated in November 2013 and completed enrollment in September 2014. The trial is evaluating the efficacy and safety of continued treatment with enzalutamide plus abiraterone acetate and prednisone as compared to abiraterone acetate and prednisone alone in patients with chemotherapy-naive metastatic prostate cancer whose disease has progressed following enzalutamide therapy. The purpose of the trial is to help determine the potential clinical benefit of extending time on enzalutamide treatment by adding an additional therapy in patients with progressive chemotherapy-naive metastatic prostate cancer. The global randomized, double-blind, placebo-controlled trial has enrolled 509 chemotherapy-naive patients with mCRPC. The primary endpoint of the trial is PFS.

•

AFFIRM- Our FDA approval in post-chemotherapy mCRPC was based on the results of the AFFIRM trial, a randomized, double-blind Phase 3 trial evaluating XTANDI (160 mg once daily) as compared to placebo in 1,199 post-chemotherapy mCRPC patients. The primary endpoint of the AFFIRM trial was overall survival. Data from the AFFIRM trial were first reported in November 2011 and were published in The New England Journal of Medicine in August 2012. The AFFIRM trial also led to the initial marketing approvals of XTANDI by regulatory authorities in Europe and Japan. The open-label extension of this trial is ongoing.

•

PREVAIL- Our FDA approval in pre-chemotherapy mCRPC was based on the results of the PREVAIL trial, a randomized, double-blind, placebo-controlled Phase 3 trial, evaluating enzalutamide (160 mg once daily) as compared to placebo in approximately 1,717 patients with pre-chemotherapy mCRPC. The PREVAIL trial included patients who had progressed following treatment with an LHRH analog drug only, as well as patients who had progressed following treatment with both an LHRH analog drug and an anti-androgen drug. The co-primary endpoints were radiographic PFS and overall survival. Positive results from the PREVAIL trial were first reported in October 2013 and were published in The New England Journal of Medicine in June 2014. The PREVAIL trial also led to expanded marketing approvals by regulatory authorities in Europe, Japan, and numerous other countries worldwide. The open-label extension of this trial is ongoing.

•

TERRAIN- In January 2015, we and Astellas reported top-line results from the Phase 2 TERRAIN trial. The trial achieved its primary endpoint demonstrating a statistically significant increase in PFS for patients with mCRPC for enzalutamide compared to bicalutamide (Hazard Ratio = 0.44; 95% Confidence Interval, 0.34-0.57; p < 0.0001). The median time on treatment in the TERRAIN trial was 11.7 months in the enzalutamide group versus 5.8 months in the bicalutamide group. Median PFS was 15.7 months in the enzalutamide group compared to 5.8 months in the bicalutamide group. Serious adverse events were reported in 31.1% of enzalutamide-treated patients and 23.3% of bicalutamide-treated patients. Grade 3 or higher cardiac adverse events were reported in 5.5% of enzalutamide-treated patients versus 2.1% of bicalutamide-treated patients. Two seizures were reported in the enzalutamide group and one in the bicalutamide group. Additional data from the TERRAIN trial, including the secondary endpoints and further safety data, has been submitted for presentation at upcoming medical conferences. The Phase 2 TERRAIN trial is a non-registrational clinical trial and the data from the TERRAIN trial are not expected to be approved for use in XTANDI marketing and promotion. The open-label extension of the trial is ongoing.

Breast Cancer Statistics

According to the American Cancer Society, breast cancer is the most common cancer among women in the United States, other than skin cancer. The American Cancer Society estimates that approximately 235,000 new cases of breast cancer were diagnosed in women, and approximately 40,000 women died of breast cancer, in the United States alone during 2014. Breast cancer is the second-leading cause of cancer death in women in the United States, after lung cancer. According to the American Cancer Society, the chance that breast cancer will be responsible for a woman’s death is about 1 in 36. Each of the breast cancer clinical trials described in the following section entitled, “Our Breast Cancer Clinical Trials,” targets a different fraction of the total breast cancer disease population.

Our Breast Cancer Clinical Trials

In April 2012, we and Astellas expanded the clinical development of enzalutamide to include breast cancer. We currently have three Phase 2 clinical trial evaluating enzalutamide in three subsets of breast cancer. Information about our breast cancer clinical trials is included below:

•

AR+, TNBC- In June 2013, we and Astellas initiated a Phase 2 clinical trial evaluating enzalutamide as a single agent for the treatment of advanced androgen receptor positive (AR+), triple negative breast cancer (TNBC). TNBC is a type of breast cancer that is not driven by the three most commonly targeted receptors in breast cancer: estrogen, progesterone and human epidermal growth factor receptor 2, or HER2. The Phase 2 open label, single arm, multicenter trial enrolled 118 women in two stages with metastatic TNBC in sites in the United States, Canada, and Europe. The primary endpoint of the trial is clinical benefit rate defined as the proportion of women with a complete response, partial response or stable disease for at least 16 weeks. Patients with any amount of AR expression in their primary tumor were enrolled, but to be evaluable for the primary endpoint analysis, at least 10% of the cells in the patient’s primary tumor sample must test positive for the androgen receptor. Additionally, we are optimizing a diagnostic test that may help best identify those most likely to receive clinical benefit from enzalutamide. Data from stage 1 of the trial and preliminary data from stage 2 of the trial were presented at the 37th Annual San Antonio Breast Cancer Symposium in December 2014. Mature data from the Phase 2 trial are anticipated in 2015. Although we believe the early data are encouraging, particularly in this population of women who have limited treatment options, no firm determination has been made by us or Astellas at this time about the conduct of later-stage studies in this population.

•

ER+ or PgR+ and HER2 Normal- In December 2013, we and Astellas initiated a Phase 2 clinical trial evaluating enzalutamide in combination with exemestane in women with advanced breast cancer that is estrogen receptor positive (ER+) or progesterone receptor positive (PgR+) and HER2 normal. The Phase 2 randomized, double-blind, placebo-controlled, multicenter trial is intended to assess 240 patients in two parallel cohorts of 120 patients each. The first cohort is intended to enroll patients who have not previously received hormonal treatment for advanced breast cancer. The second cohort is intended to enroll patients who have previously progressed following one hormonal treatment for advanced disease. The primary endpoint of the trial is PFS in patients and in the subset of patients whose tumor expresses the androgen receptor.

•

AR+ HER2 Amplified- In August 2014, we and Astellas initiated a Phase 2 clinical trial evaluating the safety and efficacy of adding enzalutamide to trastuzumab in approximately 80 patients with metastatic or locally advanced breast cancer that is AR+, HER2 amplified, and estrogen-receptor negative (ER-) or progesterone receptor negative (PgR-) whose disease has previously progressed on trastuzumab. The primary endpoint of the trial is clinical benefit rate defined as complete response or partial response or stable disease at or before 24 weeks. The goal of the trial is to determine whether enzalutamide will provide any incremental benefit for women who have progressed on trastuzumab.

The Astellas Collaboration Agreement

We have a collaboration agreement with Astellas pursuant to which we are collaborating to develop and commercialize XTANDI globally. We licensed the intellectual property rights covering XTANDI from the Regents of the University of California, or UCLA (or Regents), pursuant to a license agreement described in the section below titled, “License Agreement with UCLA.” Under the collaboration agreement, Astellas paid us a non-refundable, upfront cash payment of $110.0 million in the fourth quarter of 2009 and we have earned development and sales milestone payments totaling $410.0 million through December 31, 2014, including $307.0 million, $45.0 million, and $45.0 million in the years ended December 31, 2014, 2013, and 2012, respectively. We may earn up to $245.0 million of remaining sales milestone payments under the collaboration agreement upon the achievement of certain defined sales milestone events, some or all of which we anticipate could be earned in 2015 or 2016.

In the United States, decisions are generally made by consensus, pre-tax profits and losses are shared equally, and, subject to certain exceptions, development and commercialization costs are also shared equally. Outside the United States, decisions are generally made by Astellas and all development and commercialization costs are borne by Astellas. Astellas retains all ex-U.S. profits and losses, and pays us a tiered royalty ranging from the low teens to the low twenties on the aggregate net sales of XTANDI outside the United States, or ex-U.S. XTANDI sales.

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

We and Astellas are each permitted to terminate the Astellas Collaboration Agreement for an uncured material breach by the other party or for the insolvency of the other party. Astellas has the right to terminate the Astellas Collaboration Agreement unilaterally by advance written notice to us. Following any termination of the Astellas Collaboration Agreement in its entirety, all rights to develop and commercialize XTANDI will revert to us, and Astellas will grant a license to us to enable us to continue such development and commercialization. In addition, except in the case of termination by Astellas for our uncured material breach, Astellas will supply XTANDI to us during a specified transition period.

Additional information about our collaboration agreement with Astellas, including geographic financial information, is included in Note 3, “Collaboration Agreements,” to our audited consolidated financial statements included elsewhere in this Annual Report.

License Agreement with UCLA

Under an August 2005 license agreement with UCLA, our subsidiary Medivation Prostate Therapeutics, Inc. holds an exclusive worldwide license under several UCLA patents and patent applications covering XTANDI and related compounds. Under the collaboration agreement with Astellas, we granted Astellas a sublicense under the patent rights licensed to us by UCLA.

We are required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon achievement of certain development and regulatory milestone events with respect to XTANDI (all of which has been paid as of December 31, 2014), (c) ten percent of all Sublicensing Income, as defined in the agreement, which we earn under the Astellas Collaboration Agreement, and (d) a four percent royalty on global net sales of XTANDI, as defined. Under the terms of the Astellas Collaboration Agreement, we share this royalty obligation equally with Astellas with respect to sales in the United States, and Astellas is responsible for this entire royalty obligation with respect to sales outside of the United States. We are currently involved in litigation with UCLA regarding this agreement. For more information about this litigation, see “Legal Proceedings” in Item 3 of Part I below.

UCLA may terminate the agreement if we do not meet a general obligation to diligently proceed with the development, manufacturing and sale of licensed products, or if we commit any other uncured material breach of the agreement. We may terminate the agreement at any time upon advance written notice to UCLA. If neither party terminates the agreement early, the agreement will continue in force until the expiration of the last-to-expire patent on a country-by-country basis.

PIDILIZUMAB PROGRAM

In the fourth quarter of 2014, we licensed exclusive worldwide rights to pidilizumab, an immune modulatory, anti-PD-1 monoclonal antibody for all potential indications from Israel-based CureTech. Under the license agreement, we are responsible for all development, regulatory, manufacturing, and commercialization activities for pidilizumab. We currently anticipate that we may initiate a Phase 3 clinical trial evaluating pidilizumab in one or more hematologic malignancies as early as in 2015. We are also considering evaluating pidilizumab in other indications, including but not limited to in combination with enzalutamide in breast and prostate cancer.

Immuno-oncology is a rapidly evolving field that focuses on harnessing the ability of the immune system in the fight against cancer. We believe that pidilizumab may have utility in immuno-oncology. We believe the commercial opportunity in this market may be significant. We anticipate incurring expenditures in 2015 and beyond to explore that potential and build capability in immuno-oncology.

RESEARCH AND DRUG DISCOVERY PROGRAMS

A key component of our corporate strategy is to diversify beyond a single-product company to one with a portfolio of multiple approved products. In furtherance of this strategy, we are investing in multiple research and drug discovery programs, both in the discovery stage and in the preclinical development stage. Programs in the discovery stage are ones in which we have identified a disease state of interest and a therapeutic approach that we believe may be safe and effective in treating that disease state, and we are conducting preclinical studies designed to identify one or more development candidates. A development candidate is a specific product candidate that embodies the therapeutic approach of interest and which we believe may possess the properties necessary to successfully complete the subsequent preclinical and clinical testing required to support an application for marketing approval. Programs in the preclinical development stage are ones in which we have identified one or more development candidates, and are conducting the subsequent preclinical testing required to support an application for regulatory approval to begin human testing. Our current internal research and drug discovery programs are focused, among other areas, in oncology and neurology.

Our research and drug discovery programs include both technologies we have developed internally and technologies we have in-licensed from third-parties, such as pidilizumab described previously. We remain actively engaged in internal research efforts seeking to develop new research and drug discovery programs, as well as in business development efforts seeking to acquire rights to such programs in various stages from third parties.

Our research and drug discovery activities are conducted largely on an outsourced basis at facilities owned and operated by independent third party contractors, with oversight and monitoring by our employees. Later in 2015, we intend to develop certain limited internal research, development and pharmaceutical operations capabilities in laboratory space that is currently leased in San Francisco, California.

OUR FINANCIAL HISTORY

We had net income of $276.5 million for the year ended December 31, 2014. Our 2014 results benefited from $307.0 million of milestone payments earned from Astellas as a result of the achievement of defined development and sales milestone events and a discrete tax benefit of $33.4 million as a result of the reversal of our valuation allowance against U.S. Federal and certain state deferred tax assets. We have a history of net losses since our inception through 2013 and have only recently achieved sequential quarters of profitability.

We anticipate that we may incur substantial costs in the foreseeable future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide, pidilizumab, and early-stage programs, potential business development activities, and our corporate overhead costs. We have funded our operations primarily through public offerings of our common stock, the issuance of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, from upfront, milestone, and cost-sharing payments under collaboration agreements, and subsequent to September 13, 2012, from collaboration revenue related to XTANDI net sales. As of December 31, 2014, we may earn up to $245.0 million of remaining sales milestone payments under the collaboration agreement with Astellas, some or all of which we anticipate could be earned in 2015 or 2016.

INTELLECTUAL PROPERTY

Our success is dependent in part on our ability to protect the products we develop, acquire, or license by obtaining and maintaining patent protection in the United States and in other countries. We rely upon trade secrets, know-how, continuing technological innovations, contractual restrictions and licensing opportunities to develop and maintain our competitive position. We intend to prosecute and defend patents or patent applications we file, acquire, or license.

It is our policy to require our employees and consultants, outside collaborators, and other advisors who receive confidential information from us to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. In addition, the agreements generally provide that all inventions conceived by an employee shall be our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

We have an exclusive license to multiple issued patents and pending patent applications covering XTANDI, related compounds and uses thereof, including issued composition of matter patents covering XTANDI in the United States, Europe, and Japan. The terms of these issued XTANDI composition of matter patents expire in 2027 in the United States and in 2026 in Europe and Japan. We also have exclusive intellectual property rights with respect to pidilizumab and other research and drug discovery programs.

XTANDI® is a registered trademark of Astellas Pharma, Inc. and is referred to as XTANDI throughout this Annual Report.

GOVERNMENT REGULATION

Government authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, safety, storage, tracking, recordkeeping, approval, labeling, pricing, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. A new drug must be approved by the FDA through the new drug application, or NDA, process and a new biologic must be approved by the FDA through the biologics license application, or BLA, process before it can be legally marketed in the U.S.

Depending on the circumstances, violations of federal and state healthcare laws, including those described below, can result in penalties, including but not limited to criminal, civil and/or administrative penalties, damages, fines, civil monetary penalties, disgorgement, individual imprisonment, the curtailment or restructuring of operations, and exclusion from participation in federal healthcare programs, among others.

FDA Approval Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or FDCA, and in the case of biologics, also under the Public Health Service Act, or PHSA, and implementing regulations. Failure to comply with applicable U.S. law and regulations at any time during the product development process, approval process, or after approval, may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil penalties, and criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biologic may be marketed in the U.S. generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to current Good Laboratory Practices or other applicable regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to current Good Clinical Practices, or cGCP, to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA or BLA after completion of all pivotal clinical trials;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the active pharmaceutical ingredient, or API, and finished drug product is manufactured and tested to assess compliance with current Good Manufacturing Practices, or cGMP; and

•	FDA review and approval of the NDA or BLA prior to any commercial marketing or sale of the drug in the United States.

The process of obtaining regulatory approvals and subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Satisfaction of FDA approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease targeted for treatment.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation, and toxicity, as well as animal trials to assess its safety and potential efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol, detailing, among other things, the objectives of the first phase of the clinical trials, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if applicable. Clinical holds may also be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance.

Clinical trials involve the administration of the investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (1) in compliance with federal regulations; (2) in compliance with cGCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (3) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined:

Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target indication and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion, and if possible early evidence on effectiveness.

Phase 2: The product candidate is administered to a limited patient population to identify possible adverse side effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific target indication and to determine dosage tolerance and optimal dosage.

Phase 3: When Phase 2 evaluations demonstrate that a dosage range of the drug is effective and has an acceptable safety profile, Phase 3 clinical trials are undertaken to confirm the clinical efficacy from Phase 2 and to further test for safety in an expanded population at geographically dispersed clinical trial sites.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. For example, before proceeding with a Phase 3 trial, sponsors may seek a written agreement upfront from the FDA regarding the adequacy of design and size of a Phase 3 clinical trial that is intended to form the basis of an effectiveness claim. This is known as a Special Protocol Assessment, or SPA. The FDA is required to evaluate the protocol within 45 days of the sponsor’s request to assess whether the proposed trial is adequate. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If written agreement is reached, it will be documented and made part of the record. The agreement is generally binding on the FDA and may not be changed by the sponsor or FDA after the trial begins except with the written agreement of the sponsor and the FDA if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began or if public health concerns emerge that were unrecognized at the time of the protocol assessment. If the sponsor makes any unilateral changes to the approved protocol, the agreement will be invalidated.

In the U.S., the results of product development, preclinical studies and clinical trials must be submitted to the FDA for review and approval prior to marketing and commercial distribution of the product candidate. If the product candidate is regulated as a drug, an NDA must be submitted and approved before commercial marketing may begin. If the product candidate, such as an antibody, is regulated as a biologic, a BLA must be submitted and approved before commercial marketing may begin. The NDA or BLA must include a substantial amount of data and other information concerning safety and effectiveness (for a drug) and safety, purity and potency (for a biologic) of the compound from laboratory, animal and clinical testing, as well as data and information on manufacturing, product stability, and proposed product labeling.

Each domestic and foreign manufacturing establishment, including any contract manufacturers that are intended to be used must be listed in the NDA or BLA and must be registered with the FDA. The application will generally not be approved until the FDA conducts a manufacturing inspection, approves the applicable manufacturing process for the drug or biological product, and determines that the facility is in compliance with cGMP requirements. The FDA may also inspect clinical trial sites and will not approve the product unless the clinical trials have been conducted in compliance with cGCP.

The costs of preparing and submitting a NDA or BLA are substantial. In addition, under the Prescription Drug User Fee Act, as amended, or PDUFA, the FDA receives fees for reviewing a NDA or BLA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. The submission of most NDAs and BLAs is subject to an application user fee of approximately $2.3 million and the manufacturer and/or sponsor under an approved NDA or BLA are also subject to annual product and establishment user fees, currently approximately $110,000 per product and $570,000 per establishment. These fees are typically increased annually.

Once a NDA or BLA is submitted for FDA approval, the FDA will accept the NDA or BLA for filing if deemed complete, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable. The FDA has 60 days from its receipt of a NDA or BLA to determine whether the application will be accepted for filing. NDAs or BLAs that are accepted for review will receive either standard or priority review. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment in which no adequate therapy exists. For biologics, priority review is further limited only for drugs intended to treat a serious or life-threatening disease relative to the currently approved products. The FDA has established performance goals for the review of NDAs and BLAs: six months for priority applications and ten months for regular applications, with two additional months added to each period for new molecular entities. However, the FDA is not legally required to complete its review within these periods and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, typically is not an actual approval but a “complete response” letter that describes additional work that must be done before the application can be approved. The FDA’s review of an application may involve review and recommendations by an independent FDA advisory committee. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

If the FDA approves a product, it will limit the approved therapeutic uses for the product as described in the product labeling, may require that contraindications or warning statements be included in the product labeling, may require that additional studies or clinical trials be conducted following approval as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk evaluation and mitigation strategy, or REMS, or may otherwise limit the scope of any approval. Under REMS, the FDA may impose significant restrictions on distribution and use of a marketed product, may require the distribution of medication guides to patients and/or healthcare professionals or patient communication plans, and may impose a timetable for submission of assessments of the effectiveness of REMS. Once issued, the FDA may withdraw a product approval if compliance with regulatory standards is not maintained, including failure to conduct and submit post-marketing studies, or if problems are identified following initial marketing. The FDA may also impose REMS after product approval, or require labeling changes. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialize, and the agency has the power to prevent or limit further marketing of a product based on the results of the post-marketing programs.

Satisfaction of the above FDA requirements or similar requirements of state, local, and foreign regulatory agencies typically takes several years or more and the actual time required may vary substantially, based on the type, complexity and novelty of the product candidate. Government regulation may delay or prevent marketing of potential products for a considerable period of time or permanently and impose costly procedures upon a company’s activities. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, labeling changes or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain and maintain regulatory approvals would harm our business. Marketing our product candidates abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Abbreviated New Drug Applications and Section 505(b)(2) New Drug Applications

Once a NDA is approved, the product covered thereby becomes a listed drug that can, in turn, be relied upon by potential competitors in support of approval of an abbreviated new drug application, or ANDA, or 505(b)(2) NDA. The FDA may approve an ANDA if the product is the same in important respects as the listed drug or if the FDA has declared it suitable for an ANDA submission. In these situations, applicants must submit studies showing that the product is bioequivalent to the listed drug, meaning that the rate and extent of absorption of the drug does not show a significant difference from the rate and extent of absorption of the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other that the requirement for bioequivalence testing. Conducting bioequivalence testing is generally less time-consuming and costly than conducting pre-clinical and clinical trials necessary to support an NDA. Drugs approved via ANDAs on the basis that they are the “same” as a listed drug are commonly referred to as “generic equivalents” to the listed drug, and can often be and are substituted by pharmacists under prescriptions written for the original listed drug.

In seeking approval for a drug through a NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. An ANDA applicant relying on a listed drug is required to certify to the FDA concerning any patents for the listed drug product in the FDA’s Orange Book. Specifically, the applicant must certify with respect to each patent that: (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable, or will not be infringed by the new product.

A certification that the proposed generic product will not infringe the already approved product’s listed patents, or that such patents are invalid or unenforceable, is called a Paragraph IV certification. If the ANDA applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

The ANDA also will not be approved until any applicable non-patent exclusivity period, such as exclusivity for obtaining approval of a new chemical entity, for the referenced product has expired, unless the exclusivity period protects an indication or other aspect of labeling that can be “carved out” of the labeling for the proposed generic product. Federal law provides a period of five years following approval of a drug containing no previously approved active moiety during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity during which the FDA cannot grant effective approval of an ANDA if a listed drug contains a previously approved active moiety but FDA requires as a condition of approval new clinical trials conducted by or for the sponsor. This three-year exclusivity period often protects changes to a previously approved product, such as a new dosage form, route of administration, combination, or indication.

Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application. 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication(s) sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would be required to do so. As a result, approval of a 505(b)(2) NDA can be prevented until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Biologics Price Competition and Innovation Act

Under the Biologics Price Competition and Innovation Act, or BPCIA, enacted in the United States in 2010, the FDA now has the authority to approve biosimilar and interchangeable versions of previously-approved biological products through an abbreviated pathway following periods of data and marketing exclusivity. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in condition of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. In order to meet the standards of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical results as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and the biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the U.S. The law establishes a period of 12 years of data exclusivity for referenced products, which protects the data in the original BLA by prohibiting sponsors of biosimilars from gaining FDA approval based in part on reference to data in the original BLA. Should we obtain product approvals under BLAs, those products could be reference products for such abbreviated BLAs.

Post-Approval Requirements

After a drug or biologic has been approved by the FDA for marketing, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies or post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product and requires routine pharmacovigilance (post-marketing adverse event monitoring). For example, on February 5, 2015, based upon routine pharmacovigilance review and signal detection, Medivation and Astellas submitted a proposed label change to the FDA after identifying two post-marketing reports of posterior reversible encephalopathy syndrome (PRES) in patients receiving XTANDI. PRES is a rare, reversible, neurological disorder which can present with rapidly evolving symptoms including seizure, headache, confusion, blindness, and other visual and neurological disturbances, with or without associated hypertension. One report of PRES associated with the use of another investigational product was identified in the enzalutamide clinical development program. Because PRES was reported voluntarily from a post-marketing population of uncertain size, it is not possible to reliably estimate the frequency or establish a causal relationship to XTANDI. In addition, certain changes to an approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Before a company can market products for additional indications, it must obtain additional approvals from the FDA, typically, and requires a new NDA. Seeking approval for a new indication generally requires that additional clinical studies be conducted.

If post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug or biologic. In addition, holders of an approved NDA or BLA are required to (i) report certain adverse reactions to the FDA and maintain pharmacovigilance programs to proactively look for these adverse events; (ii) comply with certain requirements concerning advertising and promotional labeling for their products; and (iii) continue to have quality control and manufacturing procedures conform to cGMPs after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities, including assessment of ongoing compliance with cGMPs. Accordingly, manufacturers must continue to expend considerable time, money and effort in the areas of production and quality-control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. In addition, prescription drug manufacturers in the United States must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with properly licensed entities, and have procedures in place to identify and properly handle suspect and illegitimate products.

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious diseases and fill an unmet medical need. The request may be made at the time of IND submission and generally no later than the pre-BLA or pre-NDA meeting. The FDA will respond within 60 calendar days of receipt of the request. Priority review, which is requested at the time of BLA or NDA submission, is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. Discussions with the FDA about the feasibility of an accelerated approval typically begin early in the development of the drug in order to identify, among other things, an appropriate endpoint. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to confirm the appropriateness of the surrogate marker trial.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use will be disclosed publicly by the FDA; the posting will also indicate whether a drug is no longer designated as an orphan drug. More than one product candidate may receive an orphan drug designation for the same indication. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to seven years of orphan product exclusivity. During the seven-year exclusivity period, the FDA may not approve any other applications to market a drug or biological product containing the same active moiety for the same disease, except in very limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product is clinically superior if it is safer, more effective or makes a major contribution to patient care. Thus, orphan drug exclusivity could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA and we are not able to show the clinical superiority of our drug or if our product candidate’s indication is determined to be contained within the competitor’s product orphan indication. In addition, the FDA will not recognize orphan drug exclusivity if a sponsor fails to demonstrate upon approval that the drug is clinically superior to a previously approved drug containing the same active moiety for the same orphan condition, regardless of whether or not the approved drug was designated an orphan drug or had orphan drug exclusivity.

Advertising and Promotion

Any products distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including advertising and promotion restrictions. The FDA’s rules for advertising and promotion require, among other things, that we do not promote our products for unapproved uses and that our promotion be fairly balanced and adequately substantiated by clinical studies. The FDA closely regulates the post-approval marketing and promotion of drugs, including but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new or supplemental NDA or BLA before the change can be implemented. A NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing supplements as it does in reviewing NDAs and BLAs.

Anti-Kickback Statutes, Sunshine Act, and Federal False Claims Act

Our business activities, including, but not limited to, research, sales, marketing, promotion, distribution, medical education and other activities are subject to regulation by numerous regulatory and enforcement authorities in the United States in addition to the FDA.

The Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payment. Some courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such fines, imprisonment, and possible exclusion from Medicare, Medicaid and other federal health care programs.

The Anti-Kickback Statute is broad, contains few exceptions, and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many otherwise innocuous or beneficial arrangements, Congress authorized the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) to issue a series of regulations known as “safe harbors.” These safe harbors, issued by the OIG beginning in July 1991, set forth final provisions that, if all their applicable requirements are met, will assure health care providers and entities that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act, (collectively, “PPACA”) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purpose of the Federal False Claims Act (“FFCA”).

Many states also have statutes or regulations similar to the Anti-Kickback Statute. Some of these state provisions apply to referral of patients for health care items or services reimbursed by any source, not only the Medicare and Medicaid programs.

Government officials have focused their enforcement efforts on marketing of health care services and products, among other activities, and recently have brought cases against companies, and certain sales, marketing, and executive personnel, for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.

Another development affecting the health care industry is the increased use of the FFCA and in particular, action brought pursuant to the FFCA’s “Whistleblower” or “Qui Tam” provisions. The FFCA imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by the federal government, including a federal health care program, such as Medicare and Medicaid. The qui tam provisions of the FFCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share a proportion of any monetary recovery. In recent years, the number of suits brought against health care providers and entities by private individuals has increased dramatically. In addition, various states now have enacted false claims laws analogous to the FFCA, although many of these state laws apply where a claim is submitted to any third-party payer, including private insurance companies, and not merely a federal health care program.

When a person or entity is determined to have violated the FFCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties. Liability arises, primarily, when an entity knowingly submits or causes another to submit a false claim for reimbursement to the federal government. The federal government has used the FFCA to assert liability on, among other things, the basis of inadequate care, kickbacks, and other improper referrals, and the improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the FFCA in connection with off-label promotion of products. We are unable to predict whether we will be subject to actions under the FFCA or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly impact our financial performance.

Additionally, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Health Insurance Portability and Accountability Act, or HIPAA, created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the intent standard for certain healthcare fraud statutes under HIPAA was amended by the PPACA, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

We, and our business activities, are also subject to the federal Physician Payments Sunshine Act, which was within the PPACA. The federal Physician Payments Sunshine Act, and its implementing regulations, require certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. The final rule which required data collection on all payments and transfers of value took effect on August 1, 2013, and the first reports were due in 2014. The reported information is made publicly available by the Centers for Medicare and Medicaid Services on a searchable website. We are current on all required submissions of information related to federal Physician Payments Sunshine Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, including state laws that are similar to the aforementioned federal laws, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Data Privacy Regulations

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain federal requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), prohibits U.S. companies and their representatives from offering, processing, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the health care professionals we regularly interact with may meet the definition of a foreign government official for the purposes of the FCPA. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls. Our international activities create the risk of unauthorized payments or offers of payments by our employees, consultants, and agents, even though they may not always be subject to our control. We discourage these practices by our employees, consultants, and agents. However, our existing safeguards may prove to be less than effective, and our employees, consultants, and agents may engage in conduct for which we might be held responsible.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and internationally, sales of products that we currently market or could market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of coverage and adequate reimbursement from third party payors, including federal and state programs such as Medicare and Medicaid, and private organizations such as commercial health insurance and managed care companies. Such third party payors increasingly challenge the price of medicinal products and services and institute cost containment measures to control or significantly influence the purchase of medicinal products and services.

In the U.S., there has been an increased focus on drug pricing in recent years. Although there are currently no direct government price controls over private sector purchases in the U.S., federal legislation requires pharmaceutical manufacturers to pay prescribed rebates on certain drugs to enable them to be eligible for reimbursement under certain public healthcare programs such as Medicaid. Various states have adopted further mechanisms under Medicaid and other programs that seek to control drug prices, including by disfavoring certain higher priced drugs and by seeking supplemental rebates from manufacturers. Managed care has also increased downward pressure on the prices of pharmaceutical products.

Political, economic, and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislation and regulatory proposals to change the healthcare system in ways that could significantly affect our business. For example the PPACA, substantially changes the way healthcare is financed by both government and private insurers. Among other cost containment measures, the PPACA establishes:

•

A significant annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologics, which is based on the manufacturer’s market share of sales of branded drugs and biologics (excluding orphan drugs) to, or pursuant to coverage under, specified U.S. government programs;

•

Medicare Part D coverage gap discount program, in which pharmaceutical manufacturers who wish to have their drugs covered under Part D must offer discounts to eligible beneficiaries during their coverage gap period, or the donut hole; and

•	A new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate program.

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for years 2013 through 2021, was unable to reach the required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payment to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2024, unless Congressional action is taken. On January 2, 2013, President Obama signed into law the American Tax Payer Relief Act of 2012, which among other things, also reduced Medicare payment to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

As indicated above, the containment of healthcare costs has become a priority of federal, state, and foreign governments and the prices of drugs and biologics has been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Third-party payors may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. The U.S. government, state legislatures and foreign governments have shown significant interest in implanting cost-containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substituting generic equivalents for branded prescription drugs. Adoption of such controls and measures, and tightening of existing policies, could limit payments for our products and could adversely affect our business.

Different pricing and reimbursement schemes exist in other countries. For example, in the European Union, some governments influence the price of pharmaceutical products through reference pricing approaches to pharmaceutical reimbursement for national healthcare systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits and may limit or restrict reimbursement. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the National Institute for Health and Care Excellence, or NICE, in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.

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

Other Applicable Laws

We are also subject to various other federal, state and local laws, including laws regarding working conditions and the storage, transportation, or discharge of items that may be considered hazardous substances, hazardous waste, or environmental contaminants. We monitor our compliance with laws on an ongoing basis.

As a publicly-traded company, we are also subject to significant regulations and laws, including the Sarbanes-Oxley Act of 2002. Since its enactment, we have developed and instituted a corporate compliance program based on what we believe are current best practices and we continue to update the program in response to newly implemented or changing regulatory requirements.

COMPETITION

The pharmaceutical and biopharmaceutical industries are highly competitive and require an ongoing, extensive search for technological innovation. These industries are characterized by rapidly evolving technologies, intense competition and a strong emphasis on proprietary products. They also require, among other things, the ability to effectively discover, develop, and obtain regulatory approval for products, as well as the ability to effectively commercialize, market, and promote approved products. Once a product is approved, it must compete successfully against other commercial products primarily on efficacy, safety, tolerability, acceptance by physicians, ease of patient compliance, patent protection, ease of use, price, insurance, and other reimbursement coverage, distribution, and marketing.

There are a number of currently marketed therapies for advanced prostate cancer that compete directly with XTANDI. In addition, several companies are currently developing products or are expected to be marketing products that compete or may compete directly with XTANDI in its currently approved indication for mCRPC and any other indication for which enzalutamide may be subsequently approved. Our current and potential future competitors are generally large pharmaceutical companies with considerably greater financial resources, human resources, and experience than ours, including Johnson & Johnson, Sanofi, and Bayer Pharma AG.

Specific products that we believe currently compete or are expected to compete with XTANDI include the following:

•

Bicalutamide- Bicalutamide is the current standard of care treatment for pre-chemotherapy mCRPC in the United States, and is widely available in generic form, e.g. Casodex. Bicalutamide’s generic pricing constitutes a competitive advantage relative to any branded drugs that are, or may later be, approved to treat pre-chemotherapy mCRPC.

•

Zytiga (abiraterone acetate)-Zytiga (abiraterone acetate) is an oral hormonal therapy that was approved by the FDA in April 2011 for use in combination with the steroid prednisone to treat men with post-chemotherapy mCRPC. In December 2012, the FDA expanded the approval of Zytiga plus prednisone to include treatment of pre-chemotherapy mCRPC patients. XTANDI and Zytiga plus prednisone operate by interfering with the testosterone signaling pathway, the primary pathway that drives growth of prostate cancer cells. Zytiga plus prednisone operates by reducing production of testosterone in the adrenal glands, a secondary source of testosterone production in the body. Zytiga plus prednisone has demonstrated overall survival advantages in both post-chemotherapy and pre-chemotherapy mCRPC patients. We consider Zytiga plus prednisone to be XTANDI’s most direct competitor in the indications for which XTANDI is currently approved in the United States. In addition, according to publicly available records, Johnson & Johnson is conducting a Phase 3 clinical trial of Zytiga plus prednisone in patients with metastatic hormone-sensitive prostate cancer.

•

Jevtana (cabazitaxel)-Jevtana (cabazitaxel) is a second-line chemotherapy drug that was approved by the FDA in 2010, and marketed by Sanofi, to treat men with post-chemotherapy mCRPC. Jevtana was shown in clinical studies to prolong survival, but like docetaxel is an infused cytotoxic chemotherapy that entails increased risk of death and other serious adverse events.

•

Xofigo (radium RA-223 dichloride)-Xofigo (radium RA-223 dichloride) is a novel radiopharmaceutical injection that was approved by the FDA in May 2013, and marketed by Bayer Healthcare Pharmaceuticals Inc., or Bayer, to treat men with symptomatic mCRPC that has spread to bones but not to other organs. It is intended for men whose cancer has spread after medical or surgical therapy to lower testosterone. Xofigo binds with minerals in the bone to deliver radiation directly to bone tumors, limiting the damage to the surrounding normal tissues.

•

ARN-509- ARN-509 is an investigational drug that operates by interfering with the testosterone signaling pathway. Johnson & Johnson is conducting a Phase 3 clinical trial, among other trials, in non-metastatic CRPC with ARN-509. ARN-509 is a close structural analog of XTANDI, was developed in the same academic laboratory in which XTANDI was developed and was purportedly licensed by UCLA to Aragon Pharmaceuticals, or Aragon, and subsequently acquired by Johnson and Johnson. We have initiated litigation against UCLA, one of its professors and Aragon seeking, among other relief, a declaration that we, and not Aragon, are the proper licensee of ARN-509. For more information about this litigation, see “Legal Proceedings” in Item 3 of Part I below.

•

Prostvac- Prostvac is an investigational prostate cancer vaccine that is being investigated for the treatment of asymptomatic or minimally symptomatic mCRPC. Bavarian Nordic is conducting an ongoing pivotal Phase 3 trial that completed enrollment in December 2014. Prostate cancer vaccines operate by enhancing the ability of the body’s immune system to attack and destroy prostate cancer cells.

•

ODM-201- ODM-201 is an investigational drug that operates by interfering with the testosterone signaling pathway. Bayer and Orion Corporation are conducting a Phase 3 trial of ODM-201 in men with castration-resistant prostate cancer who have rising PSA levels and non-metastatic CRPC.

•

TOK-001- TOK-001 is an investigational drug that operates by interfering with the testosterone signaling pathway. Tokai expects to initiate a Phase 3 pivotal trial in 2015 in patients who test positive for a specific type of androgen receptor (AR) splice variant AR-V7.

•	There are numerous other investigational drugs and vaccines in early clinical trials, preclinical development or research being developed by potential competitors.

XTANDI faces and will continue to face intense competition, as we market it in its approved indications, seek additional marketing approvals in new patient populations, and develop it across the prostate cancer treatment paradigm. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor.

With respect to our pidilizumab program, the development and commercialization of pidilizumab will face strong competition from other anti-PD-1 antibodies, which are currently approved and are on the market for some indications and are being developed for additional indications by larger companies with substantial resources and relatively more experience developing, manufacturing, and commercializing biologic molecules. The immuno-oncology field is competitively crowded with biologics molecules and other agents in development for various tumor types and patient populations by larger more experienced companies than ours, such as Bristol Myers Squibb, Roche, and Merck, Inc. This competitive environment could compromise our ability to develop pidilizumab by limiting the availability of clinical trial investigators, sites, and/or appropriate clinical patients, which could slow, delay or limit the progress of pidilizumab’s development. In addition, if we are able to successfully develop pidilizumab and obtain regulatory approval for it in an oncology indication, it will likely face competition from already approved anti-PD-1 molecules and other immuno-oncology molecules and other agents in the same or similar oncology indications.

RESEARCH AND DEVELOPMENT EXPENSE

A significant portion of our operating expense is related to research and development, and we intend to maintain our strong commitment to research and development. Our research and development activities currently include activities related to our XTANDI (enzalutamide), pidilizumab, and early stage programs. For the years ended December 31, 2014, 2013, and 2012, we recorded $189.6 million, $119.0 million, and $95.6 million, respectively, of research and development expenses representing 44%, 40%, and 46% of total operating expenses for the years ended December 31, 2014, 2013, and 2012, respectively. More information regarding our research and development activities can be found in the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Item 7 of Part II below.

MANUFACTURING

Pursuant to the Astellas Collaboration Agreement, Astellas has global manufacturing responsibility for XTANDI as currently formulated. Astellas intends to fulfill clinical and commercial requirements of XTANDI largely through third-party contract manufacturers.

We are a party to agreements with contract manufacturers for clinical supply of drug substance for our pidilizumab program. These agreements are managed by professionals within our organization who have expertise in pharmaceutical and biologic manufacturing, product development, logistics and supply chain management, and quality management and supply chain compliance.

We currently do not have specific plans to imminently develop our own manufacturing operations.

EMPLOYEES

As of December 31, 2014, we had 485 full-time employees, none of which are represented by labor unions or covered by collective bargaining agreements. R&D headcount was 221 full-time employees at December 31, 2014 and SG&A headcount was 264 full-time employees at December 31, 2014. We consider our relationships with our employees to be good.

ABOUT MEDIVATION, INC.

We are a corporation formed in Delaware in October 1995, under our former name, Orion Acquisition Corp. II. We, together with our subsidiaries, operate in one business segment. All of our revenue is currently derived from our collaboration agreement with Astellas. Our long-lived assets are primarily located in the United States, except for certain de minimus laboratory equipment. Information regarding our collaboration agreement revenue, profit or loss, and total assets is included in our audited consolidated financial statements in Part II, Item 8 of this Annual Report.

AVAILABLE INFORMATION

We file or furnish electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. You may also read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We make available on or through our website at www.medivation.com, free of charge, copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report.

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

Risks Related to XTANDI ® (enzalutamide) capsules

We and Astellas may not be able to further commercialize XTANDI in the United States, and may fail to continue to generate significant revenue from the sale of XTANDI in the United States. XTANDI may fail to obtain regulatory approval, be successfully commercialized and generate significant revenue outside the United States.

We only have one commercial product, XTANDI, which is approved in the United States to treat men with metastatic castration-resistant prostate cancer, or mCRPC. However, the further commercialization of XTANDI in the United States for the treatment of mCRPC and any other patient populations for which XTANDI is being developed and may subsequently be approved, may not be successful for a number of reasons, including:

•

we and our collaboration partner, Astellas Pharma, Inc., or Astellas, may not be able to establish or demonstrate in the medical community the safety and efficacy of XTANDI and its potential advantages over, and side effects compared to, competing therapeutics and products currently in clinical development for each applicable patient population;

•	our limited experience in marketing XTANDI to urologists;

•	reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the price of XTANDI as compared to alternative treatment options;

•	changes or increases in regulatory restrictions;

•

changes to the label for XTANDI that further restrict how we and Astellas market XTANDI, including as a result of routine pharmacovigilance activities and/or data collected from the safety study in patients with known risk factor(s) for seizure that the FDA required us to undertake as a post-marketing requirement or from any other ongoing or future studies;

•	we and Astellas may not have adequate financial or other resources to successfully commercialize XTANDI; and

•	we and Astellas may not be able to obtain adequate commercial supplies of XTANDI to meet demand or at an acceptable cost.

If the further commercialization of XTANDI in the United States is unsuccessful, our ability to generate revenue from product sales and achieve profitability would be adversely affected and our business could be severely negatively impacted.

XTANDI has received marketing approval in the European Union (or Europe, or EU) for the treatment of patients with mCRPC and in Japan for the treatment of patients with castration-resistant prostate cancer, and numerous other countries worldwide for mCRPC. Additional marketing applications for the mCRPC indication are under review in numerous other countries. Unless we and Astellas can obtain additional regulatory approval and reimbursement of XTANDI outside the United States, Japan and the EU, Astellas’ ability to successfully commercialize XTANDI further and our ability to generate additional revenue from XTANDI worldwide, could be significantly limited.

XTANDI may fail to compete effectively commercially with other approved products and other products in development.

There are a number of currently marketed therapies for advanced prostate cancer that compete directly with XTANDI. In addition, several companies are currently developing products or are expected to be marketing products in the near future that compete or may compete directly with XTANDI in its currently approved indication for mCRPC and any other indication for which enzalutamide may be subsequently approved. Our current and future competitors are generally large pharmaceutical companies with considerably greater financial resources, human resources, and development and commercialization resources and experiences than ours, including Johnson & Johnson, Sanofi, and Bayer Pharma AG. Some competitive drugs already have acquired substantial shares in these markets or are generic which may make it more difficult for us to compete successfully in these markets notwithstanding any positive results that we may generate from our current or potential future clinical trials for enzalutamide. Also, intense competition from products and compounds in development could impact our ability to successfully conduct upstream clinical trials, as trials may become more difficult to enroll, or complete successfully, as patients may have more treatment options with demonstrated efficacy and safety. Factors upon which XTANDI would have to compete successfully include efficacy, safety, price and cost effectiveness. We cannot guarantee that we and Astellas will be able to compete successfully in the context of any of these factors.

Pricing pressure from third party payors and price competition could substantially impact Astellas’ or our ability to generate revenue from XTANDI and, therefore, negatively impact our business.

The realized price of XTANDI could be subject to pricing pressure from aggressive competitive pricing activity and managed care organizations and institutional purchasers, who use cost considerations to restrict the sale of preferred drugs that their physicians may prescribe. To the extent that payors believe similar lower-priced, branded or generic competitor products may be suitable alternatives for patients, we and our partner Astellas may consider reducing the price of XTANDI or be subject to formulary restrictions, which could result in a loss of sales revenue and/or market share. Additionally, XTANDI currently competes against products and could compete in the future with products marketed by some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson, who have more resources and greater flexibility to engage in aggressive price competition in order to gain revenues and market share. It is uncertain whether we and Astellas could successfully compete with such competition and our failure to compete or a decision to reduce the price of XTANDI in order to compete could severely impact our business.

Competition from other approved products, including those that mechanistically operate similarly to XTANDI, could negatively impact the expected use or duration of therapy of XTANDI, and impact our ability to generate revenue.

We are competing and will continue to compete against drugs that operate similarly to XTANDI. If XTANDI is unable to successfully compete for a position in the prostate cancer treatment paradigm ahead of drugs like Zytiga and/or potentially ARN-509, which are now being investigated in Phase 3 clinical studies in earlier stage prostate cancer, sales of XTANDI may be negatively impacted. In addition, the availability of multiple other approved agents to treat the same patients being treated with XTANDI could cause the treating physicians to switch patients off of XTANDI and onto competing therapies more quickly than would otherwise be the case, which could also negatively impact XTANDI sales.

Competition from generic products could potentially harm our business and result in a decrease in our revenue.

Competition from generic products could potentially harm our business and result in a decrease in our revenue. Competition from manufacturers of generic drugs could be a challenge for us, like other branded pharmaceutical companies, and the loss or expiration of intellectual property rights on enzalutamide or a competitor product, such as Zytiga, could adversely affect our business, and could put downward pressure on the price and market share of XTANDI. The patents listed in the Orange Book for the Zytiga product respectively expire in 2016 and 2027. Pursuant to the provisions of the Hatch-Waxman Act, these patents could be challenged by generic manufacturers as early as four years from the initial approval of the Zytiga product in the U.S. Generic products that have already been approved by the FDA, e.g., Casodex, are generally sold at a lower price than branded drugs. See the risk factor below entitled, “Risks Related to the Pharmaceutical Industry, Including the Activities of Medivation, Inc.— If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the sales of our products or product candidates may be adversely affected,” for additional information regarding general risks related to generic and biosimilar competition in our industry.

We have recently more significantly focused our marketing efforts in the United States to include urologists. If we are not successful in marketing XTANDI to urologists, the commercial potential of XTANDI may not be realized.

We have recently more significantly focused our sales and marketing efforts in the United States to include urologists as a result of the expanded label of XTANDI in the United States to mCRPC patients who have not received chemotherapy that we and Astellas announced on September 10, 2014. Failure to successfully commercialize XTANDI to urologists would have a negative impact on our business and future prospects.

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

•	adverse decisions by Astellas regarding the amount and timing of resource expenditures for the commercialization of XTANDI;

•	failure by Astellas to negotiate favorable coverage determinations and adequate reimbursement rates with third party payors;

•	decisions by Astellas to prioritize other of its present or future products more highly than XTANDI for either development and/or commercial purposes;

•

possible disagreements with Astellas as to the timing, nature and extent of our development plans, including clinical trials or regulatory approval strategy, which if we disagree could significantly delay or halt development of XTANDI; and

•

the financial returns to us, if any, under our collaboration agreement with Astellas, depend in large part on the achievement of sales milestone payments and the generation of product sales, and if Astellas fails to perform or satisfy its obligations to us, the development or commercialization of XTANDI would be delayed or may not occur and our business and prospects could be materially and adversely affected.

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

We are dependent on third party manufacturers for commercial supply of XTANDI and for clinical trial materials and if we fail to receive such adequate supplies, global sales of XTANDI could be limited and clinical trials could be delayed.

We require adequate supplies of enzalutamide for commercial supply of XTANDI, and for use in clinical trials. Under our collaboration agreement, Astellas has the responsibility to manufacture commercial supplies of XTANDI for all markets and provide material for clinical studies. Astellas fulfills its manufacturing and supply obligations largely through third-party contract manufacturers. Consequently, we are, and expect to remain, dependent on Astellas and its contract manufacturers for commercial and clinical trial materials. If Astellas cannot provide the materials on a timely basis due to, for example, raw materials availability, quality issues or failure of the contracting facilities to perform, it could result in decreased sales or put at risk on-going clinical studies. If Astellas or its contract manufacturers do not perform, we may be forced to incur additional expenses, delays, or both, to arrange or take responsibility for contract manufacturers to manufacture or package XTANDI or enzalutamide on our behalf, as we do not have any internal manufacturing or packaging capabilities.

We also rely on our own third-party vendors for clinical supplies. If clinical supplies cannot be provided on a timely basis it could put at risk our sponsored clinical studies with XTANDI or enzalutamide.

In some instances, we and Astellas are dependent on third party suppliers of raw materials, intermediates or finished goods of commercial supplies of XTANDI and clinical trial materials. If any of these suppliers or subcontractors fails to meet our or Astellas’ needs, we may not have readily available alternatives. If we or Astellas experience a material supplier or subcontractor inability to supply, our ability to satisfactorily and timely complete our clinical trial or delivery obligations could be negatively impacted which could result in reduced sales, termination of contracts and damages to our relationships with clinical trial sites and the medical community. We could also incur additional costs to address and resolve such an issue. Any of these events could have a negative impact on our results of operations and financial condition.

We are dependent on Astellas to distribute and sell XTANDI, and if Astellas fails to adequately perform these activities, our business would be negatively impacted.

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

Our ability to successfully commercialize XTANDI for its approved indications depends, in part, on the extent to which coverage and adequate reimbursement for XTANDI is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors, both domestically and globally.

In addition, even if third-party payors ultimately elect to cover and reimburse for XTANDI, most payors will not reimburse 100% of the cost, but rather require patients to pay a portion of the cost through a co-payment. Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of XTANDI financially difficult or impossible for certain patients, which would have a negative impact on sales of XTANDI. For example, in the United States there exists a coverage gap, or “donut hole”, in the Medicare Part D coverage for prescription medications for participants, which renews annually each January 1st. While in the donut hole, Medicare Part D participants, including many patients in XTANDI’s approved indication, may have to pay out of pocket a substantial portion of their prescription drug costs, which may discourage physicians from prescribing or patients from accessing XTANDI. It is increasingly difficult to obtain coverage and adequate reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Moreover, our commercial prospects would be further weakened if payors approve coverage for XTANDI only as second- or later-line treatments, or if they place XTANDI in tiers requiring unacceptably high patient co-payments. Since launch, several third-party payors and at least one government payor have approved coverage for XTANDI only after patient treatment on Zytiga plus prednisone. These coverage situations may persist even with expanded indications for XTANDI. Because XTANDI works via a similar molecular signaling pathway as Zytiga does, patients who have already failed treatment with Zytiga may not have as strong a response on XTANDI as would patients who are Zytiga-naïve. Failure to overturn coverage decisions or stop additional coverage decisions could materially harm our (or our partner’s) ability to successfully market XTANDI in the United States. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process. Therefore, obtaining acceptable coverage and reimbursement from one payor does not guarantee similar acceptable coverage or reimbursement from another payor. Additionally, even if favorable coverage and adequate reimbursement levels are achieved, the payor may change its decision in the future. We are dependent upon Astellas globally for the achievement of such coverage and acceptable reimbursement, and for negotiation with individual payors.

We and Astellas are required to undertake certain studies to comply with post-marketing requirements or commitments in the EU and the United States, which could result in adverse modifications to XTANDI’s existing labeling, and risk XTANDI’s ability to obtain additional regulatory approvals for additional patient populations.

In the EU, we and Astellas are required to collect efficacy data on mCRPC patients previously treated with Zytiga to determine XTANDI’s efficacy response in such patients, which we do not expect to be as good as in patients naïve to Zytiga. In the United States, we and Astellas are required to conduct an open-label safety study of XTANDI in patients with known risk factor(s) for seizure and to report the results of that study to the FDA in 2019. If the results of this study reveal unacceptable safety risks, this could result in decreased commercial utilization of XTANDI for mCRPC patients in the United States and in the EU, failure to obtain approval in other indications (including breast cancer), and modifications to the existing label for XTANDI, including potentially a boxed warning, or additional clinical testing. Any one or more of these outcomes would seriously harm our business. Additionally, we could receive additional post-marketing requirements as we seek approval of XTANDI in additional patient populations. Failure to conduct the post-marketing requirements or commitments in a timely manner may result in withdrawal of approval for XTANDI and substantial civil and/or criminal penalties.

If significant patient safety issues arise for XTANDI or our product candidates, our future sales may be reduced, which would adversely affect our results of operations.

The data supporting the marketing approvals for our products and forming the basis for the safety warnings in our product labels were obtained in controlled clinical trials of limited duration and, in some cases, from post-approval use. As our products are used over longer periods of time by many patients with underlying health problems, taking numerous other medicines, we expect to continue to find new issues such as safety, resistance or drug interactions of XTANDI or in other products, which may require us to provide additional warnings or contraindications on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products.

Regulatory authorities have been moving towards more active and transparent pharmacovigilance and are making greater amounts of stand-alone safety information directly available to the public through websites and other means, e.g. periodic safety update report summaries, risk management plan summaries and various adverse event data. Safety information, without the appropriate context and expertise, may be misinterpreted and lead to misperception or legal action which may potentially cause our product sales or stock price to decline.

Further, if serious safety, resistance or drug interaction issues arise with XTANDI, product sales could be limited or halted by us or by regulatory authorities and our results of operations would be adversely affected.

XTANDI and any other product candidates that may receive regulatory approval in the future will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense as well as significant penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products and product candidates.

We are required to monitor the safety and efficacy of XTANDI and any other products candidates that are approved by the FDA. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for any approved products, such as XTANDI, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with current good clinical practices, or cGCP, for any clinical trials that we conduct post-approval. We and our contract manufacturers will be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs. We must also comply with requirements concerning advertising and promotion for XTANDI and any other product candidates for which we obtain marketing approval in the future. Promotional communications with respect to prescription drugs, including biologics, are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote XTANDI or any other products candidates for which we might obtain approval in the future for indications or uses for which they are not approved. Later discovery of previously unknown problems with XTANDI or any other product candidate for which we might obtain approval in the future, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

•	restrictions on such products’ manufacturing processes;

•	restrictions on the marketing of a product;

•	restrictions on product distribution;

•	requirements to conduct post-marketing clinical trials;

•	untitled or warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenue;

•	suspension or withdrawal of regulatory approvals;

•	refusal to permit the import or export of our products;

•	product seizure;

•	injunctions;

•	imposition of civil penalties; or

•	criminal prosecution.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could affect the marketing of XTANDI or prevent, limit or delay regulatory approval of our other product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Risks Related to our License and Manufacturing and Supply Agreement with CureTech, Ltd.

The clinical molecule pidilizumab licensed from CureTech is a biologic molecule, and we do not have long-standing experience or expertise in the development, manufacture, or commercialization of biologic molecules.

Under the license agreement, we will be responsible for all development, manufacturing, and commercialization activities for pidilizumab for all indications, including in oncology. We have limited history, experience, or expertise in the development, manufacturing and commercialization, including regulatory interactions, commercial manufacturing, and distribution of biologic molecules, like pidilizumab.

The successful development, testing, manufacturing and commercialization of biologics involves a long, expensive, and uncertain process. There are unique risks and uncertainties with biologics, including:

•

The development, manufacturing and marketing of biologics are subject to regulation by the FDA, the EMA, and other regulatory bodies. These regulations are often more complex and extensive than the regulations applicable to other pharmaceutical products;

•

Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living micro-organisms. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes; and

•

The use of biologically derived ingredients can lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. Any of these events could result in substantial costs.

We are currently dependent on CureTech to produce clinical supply of pidilizumab. If CureTech fails to manufacture clinical supply of pidilizumab in accordance with our requirements, our ability to conduct clinical trials could be delayed or otherwise negatively impacted.

Our failure to successfully develop, manufacture, or commercialize pidilizumab could significantly impact our ability to generate value from the License Agreement with CureTech.

The development and commercialization of pidilizumab may face strong competition from other anti-PD-1 antibodies, which have already received marketing approval and are being developed for additional indications, as well as by larger companies with substantial resources and relatively more experience developing, manufacturing, and commercializing biologic molecules.

The immuno-oncology field is competitively crowded with biologics molecules and other agents, including anti-PD-1 antibodies like pidilizumab, currently approved and on the market or in development for various tumor types and patient populations by larger more experienced companies than ours, such as Bristol Myers Squibb, Roche, and Merck, Inc. This competitive environment could compromise our ability to develop pidilizumab by limiting the availability of clinical trial investigators, sites, and/or appropriate clinical patients, which could slow, delay or limit the progress of pidilizumab’s development. In addition, if we are able to successfully develop pidilizumab and obtain regulatory approval for it in an oncology indication, it will likely face competition from already approved anti-PD-1 molecules and other agents in the same or similar oncology indications. This could significantly limit our ability to generate revenue with pidilizumab. While we have some experience developing and in certain aspects of the commercialization of small molecule products, we may be required to hire additional qualified employees with experience in the development, manufacturing, and commercialization, including regulatory interactions, commercial manufacturing, and distributing biological molecules, like pidilizumab. Many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more resources and experience with biological molecules than us.

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

Pharmaceutical and biological product candidates require extensive, time-consuming and expensive preclinical and clinical testing to establish safety and efficacy, and regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.

The research and development of pharmaceuticals and biological products is an extremely risky industry. Only a small percentage of product candidates that enter the development process ever receive regulatory approval. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain regulatory approval is expensive and uncertain and takes many years. If we are unable to complete preclinical or clinical trials of current or future product candidates, due to safety concerns with a product candidate, or if the results of these trials are not satisfactory to convince regulatory authorities of their safety or efficacy, we will not be able to obtain regulatory approval for commercialization. We cannot be certain if any of our product candidates will be approved by regulatory authorities. Furthermore, even if we are able to obtain regulatory approvals for any of our product candidates, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. If this occurs, our business would be materially harmed and our ability to generate revenue would be severely impaired.

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

We currently rely on third party vendors to perform key product development tasks, such as conducting preclinical and clinical studies and manufacturing our product candidates at appropriate scale for preclinical and clinical trials. In addition, we currently rely on Astellas and its third party vendors to supply commercial quantities of XTANDI. To manage our business successfully, we will need to identify, engage and properly manage qualified third party vendors that will perform these development and manufacturing activities. For example, we need to monitor the activities of our vendors closely to ensure that they are performing their tasks correctly, on time, on budget and in compliance with strictly enforced regulatory standards. Our ability to identify and retain key vendors with the requisite knowledge is critical to our business and the failure to do so could negatively impact our business. Because all of our key vendors perform services for other clients in addition to us, we also need to ensure that they are appropriately prioritizing our projects. If we fail to manage our key vendors well, we could incur material delays, cost overruns or quality deficiencies in our development and commercialization programs, as well as other material disruptions to our business.

Risks Related to the Operation of our Business

We have a history of net losses and we may incur substantial costs in the foreseeable future as we continue our development and commercialization activities and may never achieve, maintain, or increase profitability to the degree contemplated on a quarterly or annual basis.

We have incurred significant losses since our inception through 2013 and have only recently achieved sequential quarters of profitability. We have incurred significant costs principally from funding our research and development activities, from general and administrative expenses and from our XTANDI commercialization activities. We may incur substantial costs in the foreseeable future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide, pidilizumab and early stage programs, potential business development activities, and our corporate overhead costs, which could impact our ability to achieve, maintain, or increase profitability on a quarterly or annual basis. Our ability to generate revenue sufficient to offset these costs in order to achieve, maintain, or increase profitability on a quarterly or annual basis is dependent on our ability, alone or with collaboration partners, to successfully commercialize products for which we receive marketing approval.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the market value of our common stock and the trading price of the Convertible Notes could decline.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the competitive market for mCRPC therapies, XTANDI sales will be difficult to predict from period to period. As a result, you should not rely on XTANDI sales results in any period as being indicative of future performance and sales of XTANDI may be below the expectation of securities analysts or investors in the future. Additionally, you should not place undue reliance on the forward-looking statements about expectations for future XTANDI sales from our partner Astellas, as we may not agree with such statements, or from us, as XTANDI sales results are difficult to predict. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

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

•	inventory levels at pharmaceutical wholesalers and distributors;

•	expenditures that we will or may incur to acquire or develop additional technologies, product candidates and products; and

•	the impact of fluctuations in foreign currency exchange rates.

In addition, our collaboration revenue will also depend on the achievement of sales milestones that trigger milestone payments under our existing collaboration with Astellas, as well as any upfront and milestone payments under potential future collaboration and license agreements. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next. Further, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

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

A significant and growing amount of revenue we generate is in other than U.S. dollars, which exposes us to foreign exchange risk.

A significant and growing amount of our collaboration revenue is generated from royalties on ex-U.S. sales of XTANDI. The royalties we receive from Astellas on net sales of XTANDI outside of the United States are calculated by converting the respective countries’ XTANDI net sales in local currency to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. A strengthening of the U.S. dollar compared to current exchange rates, would likely result in lower collaboration revenue related to ex-U.S. XTANDI sales than otherwise would have been reported as a result of such unfavorable exchange rate movements.

We currently do not actively hedge our exposures to fluctuations in foreign currency. Depending on the size of the exposures and the relative movements of exchange rates, if we choose not to hedge or fail to hedge effectively our exposure, we could experience adverse effects on our financial statements and financial condition.

If we fail to attract and keep senior management personnel, we may be unable to successfully develop our product candidates, including the continued development activities for enzalutamide, identify and acquire promising new technologies, conduct our clinical trials, and commercialize our products, and our business could be harmed.

Our future success depends upon the continued services of our executive officers and our ability to attract, retain, and motivate highly qualified management to oversee our business. We are particularly dependent on the continued services of David Hung, M.D., our president and chief executive officer and a member of our board of directors. Dr. Hung identified enzalutamide for acquisition and has primary responsibility for identifying and evaluating other potential product candidates. We believe that Dr. Hung’s services in this capacity would be difficult to replace. None of our executive officers is bound by an employment agreement for any specific term, and they may terminate their employment at any time. The loss of the services of any of our executive officers could delay or prevent the successful commercialization of XTANDI and continued development activities for enzalutamide and other product candidates, and adversely affect or preclude the identification and acquisition of new product candidates, either of which events could harm our business.

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceutical fields is intense, especially in the San Francisco Bay Area. In addition, we will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms.

We may encounter difficulties in managing our growth and expanding our operations successfully.

Our business has experienced significant growth, which we expect will continue as we expand our commercialization efforts for XTANDI, seek to advance our product candidates through clinical trials, and integrate our potential business development activities. We expect that we will need to expand our development, regulatory, manufacturing, and commercial capabilities or contract with third parties to provide certain of these activities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth may impose significant added responsibilities on members of management. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our commercialization and development activities and clinical trials effectively and hire, train and integrate additional personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

Our significant level of indebtedness and lease obligations could adversely affect our financial condition. In addition, we may not have sufficient funds to service our indebtedness and lease obligations when payments are due.

At December 31, 2014, we had outstanding $258.7 million of the Convertible Notes, and approximately $64.7 million of minimum lease commitments. We may also incur additional indebtedness to meet future financing needs, including for example in connection with business development activities, to refinance existing debt, and for other general corporate purposes. Our substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	prevent us from raising funds to redeem or repurchase the Convertible Notes;

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

We require significant capital to fund our operations. We have historically funded our operations primarily through public offerings of our common stock, the issuance of the Convertible Notes, and from the upfront, milestone, and costs-sharing payments under agreements with our current and former collaboration partners and, subsequent to September 13, 2012, from collaboration revenue related to XTANDI net sales. At December 31, 2014, we had cash and cash equivalents totaling $502.7 million available to fund our operations. We expect to spend substantial amounts of capital for our operations in the future. Based on our current expectations, we believe our capital resources at December 31, 2014 will be sufficient to fund our currently planned operations for at least the next twelve months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding the amount and timing of net sales of XTANDI, potential XTANDI approvals in new markets and for other indications, and potential receipt of profit sharing, royalty, and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash and cash equivalents earlier than currently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for enzalutamide and pidilizumab and other existing or potential future product candidates, to fund business acquisitions, investments or to in-license technologies, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash or if we elect to redeem all or part of the Convertible Notes for cash if they meet the technical requirements of redemption beginning April 6, 2015. Our ability to raise additional funds on acceptable terms will be dependent on the climate of worldwide capital markets, which could be challenging.

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

Generic and other pharmaceutical manufacturers are and have been very aggressive in challenging the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. We are facing two pre-grant patent oppositions in India, and we may face additional challenges to our existing or future patents covering the XTANDI product or any potential future product candidates. If a generic pharmaceutical company or other third party were able to successfully invalidate any of our present or future patents, the XTANDI product and any potential future product candidates that may ultimately receive marketing approval could face additional competition from lower-priced generic products that would result in significant price and revenue erosion and have a significantly negative impact on the commercial viability of the affected product candidate(s).

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

Our business is increasingly dependent on critical, complex and interdependent information technology systems to support business processes as well as internal and external communications. The size and complexity of our computerized information systems make them vulnerable to breakdown, malicious intrusion, catastrophic events, computer viruses, and human error. We have experienced at least one successful intrusion into our computer systems, and although it did not have a material adverse effect on our operations, there can be no assurance of a similar result in the future. We have developed systems and processes that are designed to protect our information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach; however, such measures cannot provide absolute security, and we have taken and are continually taking additional security measures to protect against any future intrusion, including employee training. We may also face risks associated with significant disruptions of information technology systems or breaches of data security that could occur at third parties with whom we have relationships such as third party clinical research organizations, third party clinical manufacturing organization, clinical trial sites, current and potential future collaboration partners, and administrators of our corporate employee benefit plans. Any failure to protect against breakdowns, malicious intrusions and computer viruses may result in the impairment of production and key business processes. In addition, our systems are potentially vulnerable to data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information of our employees, clinical trial patients, customers, and others. Such disruptions and breaches of security could expose us to liability and have a material adverse effect on the operating results and financial condition of our business.

Risks generally associated with a company-wide implementation of an enterprise resource planning (ERP) system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

We expect to commence implementation of a company-wide ERP system to upgrade certain existing business, operational, and financial processes. ERP implementations are complex and time-consuming projects that may require a year or more to complete. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if the ERP system or associated process changes do not give rise to the benefits that we expect.

Risks Related to the Pharmaceutical Industry, Including the Activities of Medivation, Inc.

Our industry is highly regulated by the FDA and comparable foreign regulatory agencies. We must comply with extensive, strictly enforced regulatory requirements to develop, obtain, and maintain marketing approval for any of our product candidates.

Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. It takes years to complete the testing of a new drug, biologic or medical device and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed, halted or approval of any of our products may be delayed or may not be obtained due to any of the following:

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

•

the facilities that we utilize, or the processes or facilities of third party vendors, including without limitation the contract manufacturers who will be manufacturing drug substance and drug product for us or any potential collaborators, may not complete successful inspections by the FDA or foreign regulatory authorities; and

•

we may encounter delays or rejections based on changes in FDA policies or the policies of foreign regulatory authorities during the period in which we develop a product candidate or the period required for review of any final regulatory approval before we are able to market any product candidate.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Commercialization of drugs and biologics that receive FDA approval are subject directly or indirectly, to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act and the state law equivalents of such laws. These laws may impact, among other things, our sales, marketing, and education programs.

The federal Anti-Kickback Statute prohibits persons and entities from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The Anti-Kickback Statute is broad, and despite a series of narrow regulatory safe harbors and statutory exceptions, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include, among other things, criminal and administrative penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, including private insurance programs.

The federal False Claims Act prohibits persons and entities from knowingly filing, or causing to be filed, a false claim, or the knowing use of false statements, to obtain payment from the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government, and such individuals, commonly known as “whistleblowers,” may share in a proportion of any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater number of biotechnology and pharmaceutical companies to have to defend False Claims Act actions. When it is determined that an entity has violated the False Claims Act, the entity may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act. Although we have developed, implemented, and continue to improve a program for compliance with all federal and state laws, we cannot guarantee that our compliance program will be sufficient or effective, that our employees will comply with our policies and that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for whistleblower claims that individuals, such as employees or former employees, may bring against us or that governmental authorities may prosecute against us based on information provided by individuals. If one or more individuals bring a whistleblower claim against us or if a governmental authority prosecutes a claim against us on the basis of information provided by one or more individuals, and if we are found liable and a fine and/or an injunction is imposed on us or we agree to pay a fine and/or accept an injunction in settlement of the claim, the payment of the fine and/or the curtailment of our activities consequent to the injunction could have a material adverse effect on our financial condition and impair or prevent us from conduction our business. In addition, the costs and fees associated with defending a whistleblower claim would be significant.

We may also be subject to federal criminal healthcare fraud statutes that were created by the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment, and/or exclusion from government sponsored programs. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

We, and our business activities, are also subject to the federal Physician Payments Sunshine Act, which is within PPACA. The federal Physician Payments Sunshine Act, and its implementing regulations, require certain manufacturers of drugs, devices, biological, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value provided to physicians and teaching hospitals and other healthcare providers. The final rule which required data collection on all payments and transfer of value took effect on August 1, 2013. The first reports were due in 2014, and the information was made publicly available on a searchable website. In addition, there has been a recent trend of increased federal and state regulation on payments made to physicians. Certain states mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices, and/or the tracking and reporting of gifts, compensation and remuneration to physicians.

We are unable to predict whether we could be subject to actions under any of these or other fraud and abuse laws, or the impact of such actions. If we are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business an results of operations.

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

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the sales of our products or product candidates may be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “listed drug” which, in turn can be relied upon by potential competitors in support of an approval of an abbreviated new drug application, or ANDA, or 505(b)(2) application. U.S. laws and other applicable policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for a generic substitute. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our product or product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product or product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to our products or product candidates would materially adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments that we have made in our product candidates.

To the extent that we receive regulatory approval to market biological products in the future, we will face competition from biosimilar products. A growing number of companies have announced their intention to develop biosimilar products, some of which could potentially compete with our product candidates. Because of the abbreviated pathway for approval of biosimilars in the United State and abroad, we may in the future face greater competition from biosimilar products. This additional competition could have a material adverse effect on our business and results of operations.

Healthcare reform initiatives and other third-party cost-containment pressures could cause us to sell our products at lower prices, resulting in decreased revenues.

The United States and some foreign jurisdictions have enacted or are considering enacting a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to profitably sell XTANDI and other product candidates should they received marketing approval. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively PPACA, became law in the United States. PPACA substantially changed and will continue to change the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. The provisions of PPACA most relevant to the pharmaceutical industry include:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain governmental health care programs, not including orphan drug sales;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•	Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•

a new requirement to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any payment or “transfers of value” made or distributed to physicians and teaching hospitals, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations;

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

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. If we fail to successfully secure and maintain adequate coverage and reimbursement of our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, results of operations and financial condition. In addition, we will face competition from other approved drugs against which we compete, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage with respect to the individual payors than we may have.

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

UCLA alleges that such Operating Profits are “Sublicensing Income” under the ELA and that UCLA is entitled to ten percent of such payments. The second allegation is that we breached our fiduciary duties to UCLA, as a minority shareholder of our subsidiary. UCLA owns a fraction of one percent of the outstanding shares of our subsidiary. The complaint seeks a declaration and judgment for breach of contract related to the allegation that “Operating Profits” payments received from Astellas are “Sublicensing Income” under the ELA, a judgment that we have breached our fiduciary duties and an injunction requiring us to comply with our fiduciary duties. At the time of this filing, UCLA’s second allegation that we breached our fiduciary duties to UCLA, as a minority shareholder of MPT, had been dismissed without prejudice. Although the UCLA complaint does not seek termination of the ELA, if we are not successful in this litigation we may be required to pay UCLA ten percent of the “Operating Profits” and be subject to other liabilities, any of which could have a material adverse effect on our financial condition and results of operations. See Part I, Item 3, “Legal Proceedings” for additional information on this litigation. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

Risks Related to Business Acquisitions, Licenses, Investments and Strategic Alliances

Business acquisitions, licenses, investments and strategic alliances could disrupt our operations and may expose us to increased costs and unexpected liabilities.

We may acquire or make investments in other companies, enter into other strategic relationships, or in-license technologies. To do so, we may use cash, issue equity that could dilute our current stockholders, or incur debt or assume indebtedness. These transactions involve numerous risks, including but not limited to:

•	difficulty integrating acquired technologies, products, operations, and personnel with our existing business;

•	diversion of management’s attention in connection with both negotiating the acquisition and integrating the business;

•	strain on managerial and operational resources;

•	difficulty implementing and maintaining effective internal control over financial reporting at businesses that we acquire, particularly if they are not located near our existing operations;

•	exposure to unforeseen liabilities of acquired companies or companies in which we invest;

•	potential costly and time-consuming litigation, including stockholder lawsuits;

•	potential issuance of securities to equity holders of the company being acquired which may have a dilutive effect on our stockholders;

•	the need to incur additional debt or use our existing cash balances; and

•

the requirement to record potentially significant additional future non-cash operating costs for the amortization of intangible assets and potential future impairment or write-down of intangible assets and/or goodwill.

As a result of these or other problems and risks, businesses we acquire or invest in may not produce the revenues, earnings or business synergies that we anticipated, acquired or licensed technologies may not result in regulatory approvals, and acquired or licensed commercial products may not perform as expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we have made or may make in the future will be successfully identified and completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the negative costs or other negative effects on our business. Failure to manage effectively our growth through acquisition or in-licensing transactions could adversely affect our growth prospects, business, results of operations, financial condition, and cash flow.

Funding may not be available for us to make acquisitions, investments, strategic alliances or in-license technologies in order to grow our business.

We have made and anticipate that we may continue to engage in strategic transactions to grow our business through acquisitions, investments, strategic alliances or in-licensing of technologies. Our growth plans rely, in part, on the successful identification and completion of these strategic transactions. At any particular time, we may need to raise substantial additional capital or issue additional equity to finance such transactions. There is no assurance that we will be able to secure additional funding on acceptable terms, or at all, or obtain stockholder approvals necessary to issue additional equity to finance such transactions. If we are unsuccessful in obtaining financing, our business would be adversely affected.

Our consolidated financial statements may be impacted in future periods based on the accuracy of our valuations of our acquired businesses and other agreements.

Accounting for business combinations and other agreements, e.g., in-license transaction, may involve complex and subjective valuations of the assets and liabilities recorded as a result of the business combination or other agreement, and in some instances contingent consideration, which is recorded in the our consolidated financial statements pursuant to the standards applicable for business combinations in accordance with accounting principles generally accepted in the United States. Differences between the inputs and assumptions used in the valuations and actual results could have a material effect on our consolidated financial statements in future periods.

We have substantial intangible assets and goodwill as a result of a business acquisition. A significant impairment or write-down of intangible assets and/or goodwill would have a material adverse event on our consolidated financial statements.

Regarding intangible assets and goodwill, we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. During the fourth quarter of 2014, we recorded significant intangible assets and goodwill as a result of the CureTech transaction. At December 31, 2014, we have intangible assets and goodwill of approximately $111.0 million, or approximately 12% of our total assets. If our development activities with respect to in-process research and development are not successful, we may be required to incur a non-cash impairment charge, adversely affecting our consolidated results of operations.

Risks Related to Ownership of Our Common Stock and Convertible Notes

Our stock price has been and may continue to be volatile and our stockholders’ investment in our common stock and Convertible Notes could decline in value.

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

The following factors, in addition to other risk factors described herein, may have a significant impact on the market price of our common stock and trading price of our Convertible Notes:

•	comments made by securities analysts, including changes in their recommendations;

•	selling by existing stockholders and short-sellers;

•

sales of our common stock by our directors, officers or significant stockholders, including sales effected pursuant to predetermined trading plans adopted under the safe-harbor afforded by Rule 10b5-1;

•	the conversion of all or part of our Convertible Notes into shares of our common stock;

•

negative opinions that are misleading and/or inaccurate regarding our business, management or future prospects published by certain market participants intent on putting downward pressure on the price of our common stock;

•	lack of volume of stock trading leading to low liquidity;

•	hedging or arbitrage trading activity involving our common stock, including in connection with arbitrage strategies employed or that may be employed by investors in the Convertible Notes;

•	announcements by us of financing transactions and/or future sales of equity or debt securities;

•	the recruitment or departure of key management personnel;

•

our ability to meet the expectations of investors and securities analysts related to collaboration revenue generated from net sales of XTANDI, including the timing and amount thereof, and other financial metrics;

•	changes in our financial guidance or financial estimates by any securities analysts who might cover our company, or our failure to meet our financial guidance or estimates made by securities analysts;

•	variations in our quarterly financial results or those of companies that are perceived to be similar to us;

•	new products, product candidates or uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions and announcements;

•

the progress and results of preclinical studies and clinical trials of our product candidates conducted by us, Astellas or any future collaborative partners or licensees, if any, and any delays in enrolling a sufficient number of patients to complete clinical trials of our product candidates;

•	developments concerning our collaboration with Astellas or any future collaborations;

•	our dependence on third parties, including Astellas, clinical manufacturing organizations and clinical research organizations, clinical trial sponsors and clinical investigators;

•	legislation or regulatory developments in the United States or other countries affecting XTANDI or product candidates, including those of our competitors, including the passage of laws, rules or regulations relating to healthcare and reimbursement or the public announcement of inquiries relating to these subjects;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the receipt or failure to receive funding necessary to conduct our business;

•	changes in the market valuations of other companies in our industry;

•	litigation; and

•	general economic, industry and market conditions and other factors that may be unrelated to our operating performance, including market conditions in the pharmaceutical and biotechnology sectors.

These factors and fluctuations, as well as political and other market conditions, may adversely affect the market price of our common stock. Securities-related class action litigation is often brought against a company following periods of volatility in the market price of its securities. Securities-related litigation, whether with or without merit, could result in substantial costs and divert management’s attention and financial resources, which could harm our business and financial condition, as well as the market price of our common stock. Additionally, volatility or lack of positive performance in our stock price may adversely affect our ability to retain or recruit key employees, all of whom have been or will be granted equity awards as a part of their compensation.

A decrease in the market price of our common stock would also likely adversely impact the trading price of the Convertible Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity involving our common stock. This trading activity could, in turn, affect the trading prices of the Convertible Notes. This may result in greater volatility in the trading price of the Convertible Notes than would be expected for non-convertible debt securities.

If our operating results are below the expectations of securities analysts, the market price of our common stock and the trading price of our Convertible Notes could decline.

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

Provisions of our corporate charter documents, our stockholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if the offer may be considered beneficial by our stockholders.

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

We may issue additional shares of our common stock or instruments convertible into shares of our common stock, including additional shares associated with the potential conversion of the Convertible Notes, which could cause our stock price to fall and cause dilution to existing stockholders. In addition, a sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly.

We may from time to time issue additional shares of common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock, including in connection with potential in-licensing and acquisition transactions. In addition, we may elect to satisfy all or a portion of our conversion obligations under the Convertible Notes with shares of our common stock. The issuance of additional shares of our common stock, including upon conversion of some or all of the Convertible Notes, would dilute the ownership interests of existing holders of our common stock. Dilution will be greater if the conversion rate of the Convertible Notes is adjusted upon the occurrence of certain events specified in the indenture to the Convertible Notes.

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

The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.

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

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 470-20, “Debt with Conversion and Other Options,” or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

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

Under the Astellas Collaboration Agreement, Astellas has exclusive control over the flow of information relating to net sales of XTANDI that we are dependent upon to meet our SEC reporting obligations. Astellas is required under the Astellas Collaboration Agreement to provide us with timely and accurate financial data related to net sales of XTANDI so that we may meet our reporting requirements under federal securities laws. In the event that Astellas fails to provide us with timely and accurate information, we may incur significant liability with respect to federal securities laws, our internal controls and procedures under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, may be inadequate, and we could be required to record adjustments in future periods, any of which could adversely affect the market price of our common stock and Convertible Notes and subject us to securities litigation.

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

Changes in, or interpretations of, accounting principles could have a significant impact on our financial position and results of operations.

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

For example, the FASB is currently working together with the International Accounting Standards Board (IASB) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and the IASB may result in different accounting principles under U.S. GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting.

Failure to maintain effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act could have a material adverse effect on our stock price and the trading price of the Convertible Notes.

Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting at the end of the fiscal year. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective control over financial reporting in accordance with the Sarbanes-Oxley Act and the related rules and regulations of the SEC. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price and the trading price of our outstanding Convertible Notes.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our leased properties are included in the following table. We currently do not own any properties.

Square Feet	Location	Purpose	Term

127,000	San Francisco, California	Corporate headquarters	Expiration June 2019 with an option to extend the lease for an additional five years

52,000	San Francisco, California	Future laboratory and office facility	Expiration July 2024 with an option to extend the lease for up to an additional five years

15,000	Oakbrook Terrace, Illinois	Former commercial headquarters(1)	Expiration December 2019

(1)	We have relocated our former commercial headquarters to the San Francisco corporate headquarters.

We believe our properties are adequately maintained and suitable for their intended use. As we continue to expand our operations, we may need to lease additional or alternate facilities.

Item 3.	Legal Proceedings.

We are involved in legal proceedings, investigations, and claims in the ordinary course of our business, including the matters described below.

In May 2011, we filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents or (UCLA), and one of its professors, alleging breach of contract and fraud claims, among others. Our allegations in this lawsuit include that we have exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat non-metastatic CRPC population. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, we filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. We seek remedies including a declaration that we are the proper licensee of ARN-509, contractual remedies conferring to us exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against us seeking declaratory relief which, if granted, would require us to share with the Regents ten percent of any sales milestone payments we may receive under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. Under the Astellas Collaboration Agreement, we are eligible to receive up to $320.0 million in sales milestone payments. As of December 31, 2014, we have earned $75.0 million in sales milestones under the Astellas Collaboration Agreement, of which $50.0 million was earned in 2014 and $25.0 million was earned in 2013. We recorded expense of $5.0 million and $2.5 million during 2014, and 2013, respectively, within SG&A, representing 10% of the sales milestone amounts earned from Astellas. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, we filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has been concluded. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which we appealed on February 13, 2014, along with the December 2012 summary judgment order in favor of Regents. The jury trial of our breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of Medivation on the breach of contract claim, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment for the prevailing party Medivation on the contract claim, and entering judgment in favor of the Regents professor on the fraud claims. Our notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. On October 17, 2014, the briefing in Medivation’s appeal of the summary judgment order and cross-complaint order in favor of Regents, as well as its appeal of the judgment on the fraud claims against the Regents professor commenced. On October 24, 2014, the court of appeals issued an order consolidating all of these appeals for hearing and consideration purposes, so the appeals will be heard and considered together once the briefing is completed.

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

We believe that we have meritorious positions with respect to the claims we have asserted and the claims asserted against us, and we intend to advance our positions in these lawsuits vigorously, including on appeal. However, the lawsuits are subject to inherent uncertainties, the actual costs may be significant, and we may not prevail.

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

Market Information

Our common stock, par value $0.01, is listed on the NASDAQ Global Select Market under the symbol “MDVN.” The following table sets forth on a per share basis the high and low intraday sales prices of our common stock as reported by the NASDAQ Global Select Market:

	High	Low
2014:
Quarter ended March 31, 2014	$88.20	$60.61
Quarter ended June 30, 2014	$78.35	$54.37
Quarter ended September 30, 2014	$103.88	$69.11
Quarter ended December 31, 2014	$117.23	$86.48

2013:
Quarter ended March 31, 2013	$59.24	$41.89
Quarter ended June 30, 2013	$55.42	$44.51
Quarter ended September 30, 2013	$61.46	$49.75
Quarter ended December 31, 2013	$67.37	$48.15

Stockholders

As of the close of business on February 18, 2015, there were 22 stockholders of record of our common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, or corporations, or other entities identified in security listings maintained by depositories.

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

Performance Graph

We have presented below the cumulative total return to our stockholders during the period from December 31, 2009 through December 31, 2014, in comparison to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. All values assume a $100 initial investment and the reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	2009	2010	2011	2012	2013	2014
Medivation, Inc.	$100.00	$40.31	$122.46	$271.69	$338.93	$529.00
NASDAQ Composite Index	$100.00	$118.02	$117.04	$137.47	$192.62	$221.02
NASDAQ Biotechnology Index	$100.00	$115.22	$129.13	$170.83	$283.60	$381.18

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

The following is a summary of our historical consolidated financial data for the years ended and on the dates indicated below. The historical consolidated financial data for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K, or Annual Report. The historical financial data for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements not included in this Annual Report. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in this Annual Report to fully understand factors that may affect the comparability of the information presented below.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$710,487	$272,942	$181,696	$60,389	$62,508
Operating expenses:
Research and development expenses	189,570	118,952	95,628	73,432	72,228
Selling, general and administrative expenses	239,071	176,231	112,282	29,887	23,005

Total operating expenses	428,641	295,183	207,910	103,319	95,233

Income (loss) from operations	281,846	(22,241)	(26,214)	(42,930)	(32,725)
Other income (expense), net:
Interest expense	(21,690)	(20,249)	(14,985)	—	—
Interest income	46	193	229	94	317
Other income (expense), net	(8)	(201)	(280)	(336)	(57)

Total other income (expense), net	(21,652)	(20,257)	(15,036)	(242)	260

Income (loss) before income tax benefit (expense)	260,194	(42,498)	(41,250)	(43,172)	(32,465)
Income tax benefit (expense)	16,258	(115)	(7)	4,331	(1,572)

Net income (loss)	$276,452	$(42,613)	$(41,257)	$(38,841)	$(34,037)

Basic net income (loss) per common share(1)	$3.59	$(0.57)	$(0.56)	$(0.56)	$(0.50)

Diluted net income (loss) per common share(1)	$3.42	$(0.57)	$(0.56)	$(0.56)	$(0.50)

Weighted-average common shares used in the calculation of basic net income (loss) per common share(1)	76,929	75,165	73,480	69,921	68,579

Weighted-average common shares used in the calculation of diluted net income (loss) per common share(1)	85,000	75,165	73,480	69,921	68,579

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$502,677	$228,788	$71,301	$70,136	$107,717
Short-term investments	—	—	$224,939	$74,996	$100,039
Working capital	$602,216	$258,290	$259,330	$78,555	$148,037
Total assets	$911,619	$392,650	$371,866	$175,117	$239,603
Deferred revenue	$2,822	$16,931	$42,327	$143,271	$200,660
Contingent consideration (current and non-current)	$106,000	—	—	—	—
Convertible Notes, net of unamortized discount	$222,140	$208,414	$196,007	—	—
Accumulated deficit	$(57,709)	$(334,161)	$(291,548)	$(250,291)	$(211,450)
Total stockholders’ equity	$449,299	$76,947	$73,645	$1,321	$7,684

(1)	All share and per share amounts have been retroactively adjusted to reflect our September 21, 2012 two-for-one forward stock split. This stock split resulted in the issuance of approximately 37.0 million shares of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included elsewhere in this Annual Report on Form 10-K, or Annual Report. The following discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Please see the section entitled “Forward-Looking Statements” at the beginning of this Annual Report for important information you should know regarding these forward-looking statements and how to identify them, including cautionary language regarding undue reliance on these forward-looking statements. We disclaim any intention or obligation to update, supplement or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of medically innovative therapies to treat serious diseases for which there are limited treatment options. Through our collaboration with Astellas Pharma, Inc. or Astellas, we have one commercial product, XTANDI® (enzalutamide) capsules, or XTANDI. XTANDI has received marketing approval in the United States, Europe and numerous other countries worldwide for the treatment of patients with metastatic castration-resistant prostate cancer (mCRPC) and in Japan for the treatment of patients with castration-resistant prostate cancer (CRPC). Since its launch in the United States in September 2012, and subsequent launch in additional countries, XTANDI’s worldwide net sales (as reported by Astellas) were approximately $1.6 billion through December 31, 2014. We and Astellas are also conducting investigational studies of enzalutamide in prostate cancer and in advanced breast cancer. Under our collaboration agreement with Astellas, we share equally with Astellas all profits (losses) related to U.S. net sales of XTANDI. We also receive royalties ranging from the low teens to the low twenties on ex-U.S. XTANDI net sales and certain milestone payments upon the achievement of defined development and sales events.

We seek to become a fully-integrated biopharmaceutical company through the continued commercialization of XTANDI, the acquisition or in-license and development and commercialization of other product opportunities (such as pidilizumab), and through the advancement of our own proprietary research and development programs. We expect that our future growth may come from both internal research efforts and third party business development activities. In the fourth quarter of 2014, we licensed exclusive worldwide rights to pidilizumab, an immune modulatory, anti-Programmed Death-1 (PD-1) monoclonal antibody for all potential indications from

CureTech, Ltd., or CureTech. Under the license agreement, we are responsible for all development, regulatory, manufacturing, and commercialization activities for pidilizumab. We currently anticipate that we may initiate a Phase 3 clinical trial evaluating pidilizumab in one or more hematologic malignancies as early as in 2015. We are also considering evaluating pidilizumab in other indications, including but not limited to in combination with enzalutamide in breast and prostate cancer. In addition, our internal research and discovery efforts are focused, among other areas, in oncology and neurology.

Additional information regarding our business is included in Part I, Item 1, “Business,” included elsewhere in this Annual Report. Business and financial highlights for the year ended December 31, 2014, are included below in the sections entitled, “Recent Business Highlights” and “2014 Financial Highlights,” respectively.

RECENT BUSINESS HIGHLIGHTS

The following summarizes our recent business highlights. Additional information about our business is included in Part I, Item 1, “Business,” included elsewhere in this Annual Report.

XTANDI (enzalutamide) capsules

•

On September 10, 2014, the U.S. Food and Drug Administration, or FDA, approved a new indication for the use of XTANDI to treat patients with mCRPC who have not received chemotherapy. In total, we earned $115.0 million of development milestone payments from Astellas during the year ended December 31, 2014 for the approval and related filings associated with this expanded indication for the use of XTANDI in the U.S.

•

On December 2, 2014, Astellas announced that the European Medicines Agency, or EMA, granted a variation to amend the European Marketing Authorisation Application, or MAA, to include the treatment of adult men with mCRPC who are asymptomatic or mildly symptomatic after failure of androgen deprivation therapy and in whom chemotherapy is not yet clinically indicated. In total, we earned $67.0 million of development milestone payments from Astellas during the year ended December 31, 2014 as a result of the variation of the MAA and related filings.

•

On March 24, 2014 Astellas announced that they received approval to market XTANDI in Japan for the treatment of patients with CRPC, with the precaution that the efficacy and safety of the drug have not been established in patients with prostate cancer who have not received chemotherapy. Subsequently, in October 2014, in Japan, the “Precautions relating to indications” of the package insert was revised based on the results of the PREVAIL trial to remove the sentence, “The efficacy and safety of the drug have not been established in patients with prostate cancer who have not received chemotherapy.” In total, we earned $75.0 million of development milestone payments from Astellas during the year ended December 31, 2014 related to the Japan approvals and related filings.

Enzalutamide Clinical Development Program

•

The Phase 3 PREVAIL trial results were published in the June 1, 2014, online issue and the July 31, 2014, print issue of The New England Journal of Medicine in a paper entitled “Enzalutamide in Metastatic Prostate Cancer Before Chemotherapy.”

•

We completed patient enrollment in the Phase 2 STRIVE trial in March 2014, which enrolled approximately 400 men with either metastatic or non-metastatic disease in the United States. The trial is evaluating enzalutamide head-to-head versus bicalutamide, the leading marketed anti-androgen drug. The primary endpoint of the trial is progression-free survival (or PFS). We currently anticipate that the top-line results from the STRIVE trial may be available during 2015. The Phase 2 STRIVE trial is a non-registrational clinical trial and the data from the STRIVE trial are not expected to be approved for use in XTANDI marketing and promotion.

•

The first patient was enrolled in the Phase 3 EMBARK trial in January 2015. The trial is intended to evaluate the efficacy and safety of enzalutamide in patients with high-risk, hormone-sensitive, non-metastatic prostate cancer that has biochemically recurred (rising prostate-specific antigen, or PSA level) following definitive local therapy with radical prostatectomy and/or radiation. The purpose of the trial is to help determine if enzalutamide can delay or prevent the development of metastatic prostate cancer in high-risk men with a rapidly rising PSA. The primary endpoint of the trial is metastasis-free survival. The trial is designed to enroll approximately 1,860 patients.

•

In January 2015, we and Astellas reported top-line results from the Phase 2 TERRAIN trial. The trial achieved its primary endpoint demonstrating a statistically significant increase in PFS for patients with mCRPC for enzalutamide compared to bicalutamide (Hazard ratio = 0.44; 95% Confidence Interval, 0.34-0.57; p<0.0001). The median time on treatment in the TERRAIN trial was 11.7 months in the enzalutamide group versus 5.8 months in the bicalutamide group. Median PFS was 15.7 months in the enzalutamide group compared to 5.8 months in the bicalutamide group. Serious adverse events were reported 31.1% of enzalutamide-treated patients and 23.3% of bicalutamide-treated patients. Grade 3 or higher cardiac adverse events were reported in 5.5% of enzalutamide-treated patients versus 2.1% of bicalutamide-treated patients. Two seizures were reported in the enzalutamide group and one in the bicalutamide group. Additional data from the TERRAIN trial, including the secondary endpoints and further safety data, has been submitted for presentation at upcoming medical conferences. The Phase 2 TERRAIN trial is a non-registrational clinical trial and the data from the TERRAIN trial are not expected to be approved for use in XTANDI marketing and promotion. The open-label extension of the trial is ongoing.

•

In September 2014, the PLATO trial completed enrollment. The trial is evaluating the efficacy and safety of continued treatment with enzalutamide plus abiraterone acetate and prednisone as compared to abiraterone acetate and prednisone alone in patients with chemotherapy-naïve metastatic prostate cancer whose disease has progressed following enzalutamide therapy. The purpose of the trial is to help determine the potential clinical benefit of extending time on enzalutamide treatment by adding an additional therapy in patients with progressive chemotherapy-naïve metastatic prostate cancer. The global randomized, double-blind, placebo-controlled trial has enrolled 509 chemotherapy-naïve patients with mCRPC. The primary endpoint of the trial is PFS.

•

In June 2013, we and Astellas initiated a Phase 2 clinical trial evaluating enzalutamide as a single agent for the treatment of advanced androgen receptor positive (AR+), triple negative breast cancer (TNBC). TNBC is a type of breast cancer that is not driven by the three most commonly targeted receptors in breast cancer: estrogen, progesterone and human epidermal growth factor receptor 2, or HER2. The Phase 2 open label, single arm, multicenter trial enrolled 118 women in two stages with metastatic TNBC in sites in the United States, Canada, and Europe. The primary endpoint of the trial is clinical benefit rate defined as the proportion of women with a complete response, partial response or stable disease for at least 16 weeks. Patients with any amount of AR expression in their primary tumor were enrolled, but to be evaluable for the primary endpoint analysis, at least 10% of the cells in the patient’s primary tumor sample must test positive for the androgen receptor. Additionally, we are optimizing a diagnostic test that may help best identify those most likely to receive clinical benefit from enzalutamide. Data from stage 1 of the trial and preliminary data from stage 2 of the trial were presented at the 37th Annual San Antonio Breast Cancer Symposium in December 2014. Mature data from the Phase 2 trial are anticipated in 2015. Although we believe the early data are encouraging, particularly in this population of women who have limited treatment options, no firm determination has been made by us or Astellas at this time about the conduct of later-stage studies in this population.

•

In August 2014, we and Astellas initiated a Phase 2 clinical trial evaluating the safety and efficacy of adding enzalutamide to trastuzumab in approximately 80 patients with metastatic or locally advanced breast cancer that is AR+, HER2 amplified, and estrogen-receptor negative (ER-) or progesterone receptor negative (PgR-) whose disease has previously progressed on trastuzumab. The primary endpoint of the trial is clinical benefit rate defined as complete response or partial response or stable disease at or before 24 weeks. The goal of the trial is to determine whether enzalutamide will provide any incremental benefit for women who have progressed on trastuzumab.

Corporate Developments

•

In October 2014, we entered into an agreement to license exclusive worldwide rights to CureTech’s late-stage clinical molecule pidilizumab, an immune modulatory anti-PD-1 monoclonal antibody. Under the license agreement, we will be responsible for all development, regulatory, manufacturing, and commercialization activities for pidilizumab for all indications, including in oncology. We believe that pidilizumab may have utility in immuno-oncology.

2014 FINANCIAL HIGHLIGHTS

•	Worldwide net sales of XTANDI, as reported by Astellas, for the year ended December 31, 2014, were approximately $1.1 billion.

•

Net sales of XTANDI in the United States for the year ended December 31, 2014, as reported by Astellas, were $679.8 million, an increase of $287.4 million, or 73%, from the year ended December 31, 2013.

•

Net sales of XTANDI outside of the United States for the year ended December 31, 2014, as reported by Astellas, were approximately $381.1 million, an increase of $328.3 million, or 622%, from the year ended December 31, 2013.

•	Collaboration revenue for the year ended December 31, 2014, was $710.5 million, an increase of $437.5 million, or 160%, from the year ended December 31, 2013.

•

Development and sales milestone payments earned under the Astellas Collaboration Agreement were $257.0 million and $50.0 million, respectively, for the year ended December 31, 2014. At December 31, 2014, the remaining sales milestone payments that may be earned under the Astellas Collaboration Agreement were $245.0 million, some or all of which we anticipate could be earned in 2015 or 2016.

•

Total operating expenses for the year ended December 31, 2014, were $428.6 million, an increase of $133.5 million, or 45%, from the year ended December 31, 2013. Operating expenses included non-cash stock-based compensation expense of $45.1 million and $37.1 million for the years ended December 31, 2014 and 2013, respectively.

•

Cash and cash equivalents were $502.7 million at December 31, 2014, an increase of $273.9 million, or 120%, from $228.8 million at December 31, 2013. At December 31, 2014, the collaboration receivable from Astellas was $184.7 million, all of which was received in the first quarter of 2015.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The preparation of our consolidated financial statements and related footnotes in accordance with accounting principles generally accepted in the United States and the rules and regulations of the U.S. Securities and Exchange Commission requires us to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that certain of our accounting policies are critical because they are the most important to the preparation of our consolidated financial statements. These policies require our most subjective and complex judgments, often requiring the use of estimates about the effects of matters that are inherently uncertain. Once adopted, we consistently apply our critical accounting policies.

A detailed description of our significant accounting policies is included in the footnotes to our audited consolidated financial statements included elsewhere in this Annual Report. A subsection of these accounting policies identified by management as “Critical Accounting Policies” are included below.

Goodwill and Intangible Assets

Assets acquired and liabilities assumed in business combinations are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. We determine the fair value of intangible assets, including in-process research and development, or IPR&D, using the multi-period excess earnings model of the “income method.” This method starts with a forecast of net cash flows, risk adjusted for estimated probabilities of technical and regulatory success and adjusted to present value using an appropriate discount rate that reflects the risk associated with the cash flow streams. The valuation process is very complex and requires significant input and judgment using internal and external sources. Although the valuations are required to be finalized within a one-year period, we must consider all and only those facts and evidence available at the acquisition date. The most complex and judgmental matters applicable to the valuation process are summarized below:

•

Unit of account—In valuing the IPR&D we consider whether the intangible asset should be valued as a single global asset rather than multiple assets for each jurisdiction or indication after considering the development stage, expected levels of incremental costs to obtain the initial and subsequent regulatory approvals, risks associated with further development, amount and timing of benefits expected to be derived in the future, expected patent lives in various jurisdictions and the intention to promote the assets as a global brand.

•

Estimated useful life—The asset life expected to contribute meaningful cash flows is determined after considering all pertinent matters associated with the asset, including expected regulatory approval dates (if unapproved), exclusivity periods, and other legal, regulatory, or contractual periods as well as the effects of any obsolescence, demand, competition, and other economic factors, including barriers to entry.

•

Probability of Technical and Regulatory Success (“PTS”) rate—PTS rates are determined considering industry averages of the respective program’s development stage and disease indication and adjusted for specific information or data known at the acquisition date. Subsequent clinical results or other internal or external data obtained could alter the PTS rate and materially impact the estimated fair value of the intangible asset in subsequent periods leading to non-cash impairment charges in the consolidated statement of operations.

•

Projections—Future revenues are estimated after considering many factors such as initial market opportunity, pricing, sales trajectories to peak sales levels, competitive environment and product evolution. Future costs and expenses are estimated after considering historical trends, market participant synergies and timing and level of additional development costs to obtain the initial or additional regulatory approvals, maintain or further enhance the product. We generally assume initial positive cash flows to commence shortly after the receipt of expected regulatory approvals which typically may not occur for a number of years. Actual cash flows attributable to the project are likely to be different than those assumed since projections are subjected to multiple factors including trial results and regulatory matters which could materially change the ultimate commercial success of the asset as well as significantly alter the costs to develop the respective asset into commercially viable products.

•

Discount rate— Discount rates are selected after considering the risks inherent in the future cash flows; the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry, as well as expected changes in standards of practices for indications addressed by the asset.

Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, on an enterprise level by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. Examples of qualitative factors include our share price, our financial performance compared to budgets, long-term financial plans, macroeconomic, industry and market conditions as well as the substantial excess of fair value over the carrying value of net assets.

We test IPR&D for impairment at least annually or more frequently if impairment indicators exist. These assets are initially measured at fair value and therefore any reduction in expectations used in the valuations could potentially lead to impairment. Some of the more common potential risks leading to impairment include competition, earlier than expected loss of exclusivity, pricing pressures, adverse regulatory changes or clinical trial results, delay or failure to obtain regulatory approval and additional development costs, inability to achieve expected synergies, higher operating costs, changes in tax laws and other macro-economic changes. The complexity in estimating the fair value of intangible assets in connection with an impairment test is similar to the initial valuation.

Considering the high risk nature of research and development and the industry’s success rate of bringing developmental compounds to market, IPR&D impairment charges are common. IPR&D is closely monitored and assessed each reporting period for impairment.

Contingent consideration

We initially determine the fair value of contingent consideration obligations at the acquisition date using a probability-based income approach utilizing an appropriate discount rate. Each reporting period we revalue the contingent consideration obligations associated with acquisitions to their fair value and record increases in the fair value as non-cash contingent consideration expense and decreases in the fair value as non-cash contingent consideration income in the consolidated statements of operations. Changes in contingent consideration could result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are expected to be achieved and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as our development programs progress, revenue estimates evolve and additional data are obtained, impacting our assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value which may have a material impact on our results from operations and financial position.

Collaboration Agreements

Estimated Performance Periods

Both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer contain multiple elements and deliverables. We evaluated the facts and circumstances of the collaboration agreements and concluded that we had multiple deliverables under both collaboration agreements, including deliverables relating to grants of technology licenses, and performance of manufacturing, regulatory and clinical development activities in the United States. In the case of the Astellas Collaboration Agreement, the period in which we performed our deliverables began in the fourth quarter of 2009 and is currently estimated to conclude during the second quarter of 2015 upon completion of our remaining performance obligations. In the case of the former collaboration agreement with Pfizer, the period in which we performed our deliverables began in the fourth quarter of 2008 and concluded in the third quarter of 2012 upon completion of our performance obligations. We also concluded that our deliverables under each collaboration agreement should be accounted for as a single unit.

Estimation of the performance periods of our deliverables requires the use of our management’s judgment. Significant factors considered in management’s evaluation of the estimated performance periods include, but are not limited to, our experience, along with our collaboration partners’ experience, in conducting manufacturing, clinical development and regulatory activities. We review the estimated duration of our performance periods under our collaboration agreements on a quarterly basis and make any appropriate adjustments on a prospective basis. Future changes in estimates of the performance period under the Astellas Collaboration Agreement could impact the timing of future revenue recognition.

Collaboration Agreement Payments

We account for the various payment flows under our collaboration agreements in a consistent manner, as follows:

Upfront Payments. We received non-refundable, upfront cash payments of $110.0 million and $225.0 million under our collaboration agreement with Astellas and our former collaboration agreement with Pfizer, respectively. We recognize these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period.

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

The former category of milestone payments consists of those triggered by development and regulatory activities in the United States and by the acceptance for review of marketing applications in Europe and Japan. We concluded that each of these payments, with one exception, constitute substantive milestone payments. This conclusion was based primarily on the facts that (i) each triggering event represents a specific outcome that can be achieved only through successful performance by us of one or more of our deliverables, (ii) achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to us, (iii) each of the milestone payments is non-refundable, (iv) substantial effort is required to complete each milestone, (v) the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, (vi) a substantial amount of time is expected to pass between the upfront payment and the potential milestone payments, and (vii) the milestone payments relate solely to past performance. Based on the foregoing, we recognize any revenue from these milestone payments in the period in which the underlying triggering event occurs. The one exception is the milestone payment for initiation of the Phase 3 PREVAIL trial, an event which we deemed to be reasonably assured at the inception of the Astellas collaboration. This milestone payment was triggered in the third quarter of 2010, and we are recognizing it as collaboration revenue on a straight-line basis over the estimated remaining performance period of the Astellas Collaboration Agreement.

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

Royalties and Profit (Loss) Sharing Payments. Under the Astellas Collaboration Agreement, we share equally profit (losses) on sales of products in the United States and we are eligible to receive royalties on sales of products outside the United States. We consider these payments to be contingent revenues, and we recognize them as revenue in the period in which the applicable contingency is resolved.

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

Reliance on Third Party Information. Under the Astellas Collaboration Agreement, Astellas records all XTANDI sales globally and has operational responsibility for certain development and commercialization activities in the United States for which we share costs. Thus, Astellas has control over certain XTANDI-related financial information needed to prepare our financial statements and related disclosures, including information regarding gross sales, net sales, gross-to-net sales deductions, including estimates of potential future product returns, and shared U.S. development and commercialization costs incurred by Astellas. We are dependent on Astellas to provide us with such information in a timely and accurate manner for use in preparing our consolidated financial statements and related disclosures. Certain of this information provided by Astellas is subject to estimates, including estimates used in determining gross-to-net revenue deductions such as payor mix, discounts (including legally mandated discounts to government entities), returns, chargebacks, rebates, and participation levels in patient assistance programs, and estimates regarding accrued development and commercialization costs incurred by Astellas. Under the Astellas Collaboration Agreement, the deductions from gross sales used to derive net sales of XTANDI are determined in a manner consistent with GAAP, consistently applied. Should Astellas fail to provide us with any such financial information in a timely manner, or should any such financial information provided by Astellas, or any of the estimates upon which such financial information was based, prove to be inaccurate, we could be required to record adjustments in future periods.

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

Performance share awards allow the recipients of such awards to earn fully-vested shares of our common stock based on the achievement of pre-established performance objectives. Stock-based compensation expense associated with performance share awards is based on the fair value of our common stock on the grant date, which equals the closing market price of our common stock on the grant date, and is recognized when the performance objective is expected to be achieved. We evaluate on a quarterly basis the probability of achieving the performance criteria. The cumulative effect on current and prior periods of a change in the estimated number of performance share awards expected to be earned is recognized as compensation expense or as reduction of previously recognized compensation expense in the period of the revised estimate. At December 31, 2014, no performance share awards were outstanding.

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

Equity awards to consultants are typically remeasured at fair value at each reporting date until the awards vest.

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

Determining an estimate of the fair value of equity awards using the Black-Scholes valuation model requires the use of highly subjective assumptions related to expected stock price volatility, term, risk-free interest rate and dividend yield. The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable; characteristics not present in the our stock options, stock appreciation rights, or ESPP shares. If the model permitted consideration of the unique characteristics of employee stock options, stock appreciation rights, and ESPP shares, the resulting estimate of fair value of the stock options, stock appreciation rights, and ESPP shares could be different. In addition, if we had made different assumptions and estimates for use in the Black-Scholes valuation model, the amount of recognized and to be recognized stock-based compensation expense could have been different. Please refer to the footnotes to the audited consolidated financial statements included elsewhere in this Annual Report for further information about the assumptions made by us and the impact of such assumptions.

We apply a forfeiture rate when determining stock-based compensation expense to account for an estimate of the granted awards not expected to vest. If actual forfeitures differ from the expected rate, we may be required to make additional adjustments to compensation expense in future periods.

Research and Development Expense and Accruals

R&D expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs, upfront and development milestone payments under license agreements, and other consulting services. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. Non-refundable advance payment for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when payment has been made. In instances where we enter into agreements with third parties to provide research and development services to us, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Our accruals for clinical trials and other research and development activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers, contract research organizations, and clinical manufacturing organizations. In the normal course of business we contract with third parties to perform various research and development activities in the on-going development of our product candidates, including without limitation, third party clinical trial centers and contract research organizations that perform and administer our clinical trials on our behalf and clinical manufacturing organizations that manufacture clinical trial materials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under these agreements depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials and other research and development activities are recognized based on our estimate of the degree of completion of the event or events specified in the specific agreement.

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

Litigation

We are party to legal proceedings, investigations, and claims in the ordinary course of business. We record accruals for outstanding legal matters when we believe that it is both probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We evaluate, on a quarterly basis, developments in significant legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. In addition, in accordance with the relevant authoritative guidance, for matters for which the likelihood of material loss is at least reasonably possible, we provide disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, we will provide disclosure to that effect. Gain contingencies, if any, are recorded as a reduction of expense when they are realized.

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

Leases

We use a consistent lease period (generally, the initial non-cancellable lease term plus renewal option periods provided for in the lease that can be reasonably assured) when calculating amortization of leasehold improvements and in determining straight-line rent expense and classification of a lease as either an operating lease or capital lease. The lease term and straight-line rent expense commence on the date when we take possession and have the right to control the use of the leased premises. Funds received from the lessor intended to reimburse us for the cost of leasehold improvements are recorded as deferred rent resulting from a lease incentive and are amortized over the lease term as a reduction to rent expense.

Build-to-Suit Lease Accounting

In certain lease arrangements, we are involved in the construction of the building. To the extent we are involved with structural improvements of the construction project or take construction risk prior to the commencement of a lease, Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 840-40, “Leases – Sale-Leaseback Transactions (Subsection 05-5)”, requires us to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, we record an asset in property and equipment, net on the consolidated balance sheets, including capitalized interest costs, for the replacement cost of our portion of the pre-existing building plus the amount of estimated structural construction costs incurred by the landlord and us as of the balance sheet date. We record a corresponding build-to-suit lease obligation on our consolidated balance sheets representing the amounts paid by the lessor.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to reflect the net amount that we believe is more likely than not to be realized. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Based upon the weight of available evidence at December 31, 2014, we determined that it was more likely than not that a portion of our deferred tax assets would be realizable and consequently we released our valuation allowance against Federal and certain state net deferred tax assets and recorded a discrete tax benefit of $33.4 million during the fourth quarter of 2014. The decision to reverse a portion of the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts. The release of the valuation allowance resulted in the recognition of certain deferred tax assets and a decrease to income tax expense.

Significant judgment is required in evaluating our uncertain income tax positions based on the guidance in ASC 740-10-25, “Accounting for Uncertainty in Income Taxes.” We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by tax authorities. The tax benefit recognized in the financial statements on a particular tax position is measured on the largest benefit that is more likely than not to be realized. We evaluate uncertain tax positions on a quarterly basis and adjust the liability for changes in facts and circumstances, such as new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, significant amendment to an existing tax law, or resolution of an examination. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determination is made. The resolution of our uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof and other factors. Although we do not anticipate significant changes to our uncertain income tax positions in the next twelve months, items outside of our control could cause our uncertain income tax positions to change in the future, which would be recorded in our consolidated statements of operations. Interest and/or penalties related to income tax matters are recognized as a component of income tax expense as incurred.

RESULTS OF OPERATIONS

Collaboration Revenue

We have a collaboration agreement with Astellas pursuant to which we are collaborating with Astellas to develop and commercialize XTANDI globally. The terms of the collaboration agreement are described in Note 3, “Collaboration Agreements,” to our audited consolidated financial statements included elsewhere in this Annual Report. Collaboration revenue consists of three components: (a) collaboration revenue related to U.S. XTANDI sales; (b) collaboration revenue related to ex-U.S. XTANDI sales; and (c) collaboration revenue related to upfront and milestone payments.

Collaboration revenue was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Collaboration revenue:
Related to U.S. XTANDI sales	$339,902	$196,208	$35,752
Related to ex-U.S. XTANDI sales	49,476	6,338	—
Related to upfront and milestone payments	321,109	70,396	145,944

Total	$710,487	$272,942	$181,696

We are required to pay UCLA ten percent of all Sublicensing Income, as defined in our license agreement with UCLA. We are currently involved in litigation with UCLA regarding certain terms of the license agreement and other matters, which are discussed in Part I, Item 3, “Legal Proceedings.”

Collaboration Revenue Related to U.S. XTANDI Sales

Collaboration revenue related to U.S. XTANDI sales was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
U.S. XTANDI sales (as reported by Astellas)	$679,805	$392,415	$71,504
Shared U.S. development and commercialization costs	(323,730)	(241,106)	(88,908)

Pre-tax U.S. profit (loss)	$356,075	$151,309	$(17,404)

Medivation’s share of pre-tax U.S. profit (loss)	$178,037	$75,655	$(8,702)
Reimbursement of Medivation’s share of shared U.S. costs	161,865	120,553	44,454

Collaboration revenue related to U.S. XTANDI sales	$339,902	$196,208	$35,752

U.S. net sales of XTANDI (as reported by Astellas) for the year ended December 31, 2014, were $679.8 million, an increase of $287.4 million, or 73%, compared with net sales for the prior year. Approximately 83% of the increase was due to higher sales volume and approximately 17% of the increase was due to changes in price elements. The increase in price elements includes a net favorable adjustment in 2014 of $14.9 million related to changes in prior period estimates of deductions against gross sales.

U.S. net sales of XTANDI (as reported by Astellas) for the year ended December 31, 2013, were $392.4 million, an increase of $320.9 million, or 449%, compared with net sales for the prior year. Approximately 88% of the increase was due to higher sales volume and approximately 12% of the increase was due to changes in price elements. The increase in price elements includes an adjustment of $5.9 million related to changes in prior period estimates of deductions against gross sales. Net sales of XTANDI in the U.S. for the year ended December 31, 2012 represented sales during the period from commercial launch of XTANDI on September 13, 2012 through December 31, 2012.

In the fourth quarters of 2014 and 2013, we experienced cyclical buying patterns of XTANDI in the U.S. by channel partners. Specifically, in both years, fourth quarter U.S. XTANDI net sales (as reported by Astellas) included approximately one week of additional channel partner inventory. Just as we experienced with the fourth quarter 2013 inventory buy-in, we anticipate that the fourth quarter 2014 channel partner inventory levels may be reduced in the first quarter of 2015. We also anticipate that the estimated gross-to-net revenue accrual rates utilized by Astellas in the first quarter of 2015 may be slightly higher than those utilized in the fourth quarter of 2014, due to the impact of Medicare Part D coverage and other government programs.

Collaboration revenue related to U.S. XTANDI sales for the year ended December 31, 2014, was $339.9 million, an increase of $143.7 million, or 73%, from $196.2 million for the prior year. Collaboration revenue related to U.S. XTANDI sales for the year ended December 31, 2013, increased $160.4 million, or 448%, from $35.8 million for the prior year. The increase in both 2014 and 2013 resulted from an increase in our share of pre-tax U.S. profit in the collaboration with Astellas as well as an increase in the reimbursement of our shared U.S. costs.

Along with other manufacturers of branded pharmaceutical products, we are subject to various provisions of the Patient Protection and Affordable Care Act of 2010, or PPACA, and other healthcare reform legislation. The stated goals of this legislation include reducing the number of uninsured Americans, improving the quality of healthcare delivery and reducing projected U.S. healthcare costs. The largest component of the deductions from gross sales used in deriving net sales of XTANDI in the United States is legally mandated discounts or rebates to Medicare and other government programs such as Medicaid. Although the full impact to us of all elements of PPACA and other healthcare reform legislation cannot be specifically determined, we estimate that legally mandated discounts or rebates for Medicaid and Medicare Part D programs, including the 23.1% rebate and the “donut hole” provisions, reduced XTANDI U.S. sales by approximately 3% to 4% for the year ended December 31, 2014. These provisions are anticipated to continue to impact U.S. sales of XTANDI to a similar degree in future periods. The financial impact of U.S. healthcare reform legislation to our consolidated financial statements in future periods depends on a number of factors, including the timing of and changes in sales volumes for our products and the number of patients eligible for these government programs. Additional information regarding the impact of the provisions of PPACA and other healthcare reform legislation on us is included in Part I, Item 1A, “Risk Factors.”

Collaboration Revenue Related to Ex-U.S. XTANDI Sales

Net sales of XTANDI outside of the United States (as reported by Astellas) were $381.1 million and $52.8 million for the years ended December 31, 2014 and 2013, respectively. XTANDI was first approved for sale outside of the United States in June 2013. Collaboration revenue attributable to ex-U.S. XTANDI sales was $49.5 million and $6.3 million for the years ended December 31, 2014 and 2013, respectively.

Collaboration Revenue Related to Upfront and Milestone Payments

Collaboration revenue related to upfront and milestone payments was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
From Astellas:
Development milestones earned	$257,000	$20,000	$45,000
Sales milestones earned	50,000	25,000	—
Amortization of deferred upfront and development milestones	14,109	25,396	28,914

	321,109	70,396	73,914
From Pfizer:
Amortization of deferred upfront and development milestones	—	—	72,030

Total	$321,109	$70,396	$145,944

Collaboration revenue related to upfront and milestone payments from Astellas for the year ended December 31, 2014, was $321.1 million, an increase of $250.7 million, or 356% from $70.4 million for the prior year. The increase in collaboration revenue related to upfront and milestone payments from Astellas was due to the timing of the recognition of development and sales milestone payments upon the achievement of certain defined milestone events as well as a change in the estimated remaining performance period under the Astellas Collaboration Agreement. Additional information regarding the milestones earned during 2014 is included in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Recent Business Highlights” and “2014 Financial Highlights.”

Collaboration revenue attributable to upfront and milestone payments from Astellas for the year ended December 31, 2013, was $70.4 million, a decrease of $3.5 million, or 5%, from $73.9 million for the prior year. The difference was due primarily to a change in the estimated remaining performance period under the Astellas Collaboration Agreement.

As of December 31, 2014, we have earned all of the $335.0 million of development milestone payments we were eligible to receive under the Astellas Collaboration Agreement and may earn up to $245.0 million of remaining sales milestone payments under the Astellas Collaboration Agreement upon the achievement of defined sales milestone events, some or all of which we anticipate could be earned in 2015 or 2016.

Collaboration revenue related to amortization of deferred upfront and development milestone payments from Pfizer for the year ended December 31, 2012, was $72.0 million, which reflected the accelerated recognition of the remaining unamortized portion of the upfront payment received under the former collaboration agreement with Pfizer, due to the termination of the agreement in January 2012. Amortization of the full Pfizer upfront payment was completed upon completion of our performance obligations in the third quarter of 2012.

Deferred revenue under the Astellas Collaboration Agreement was $2.8 million and $16.9 million at December 31, 2014 and 2013, respectively.

Research and Development Expenses

Research and development, or R&D, expenses were as follows (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Research and development expenses	$189,570	$118,952	$95,628
Percentage change	59%	24%
Percentage of operating expenses	44%	40%	46%

R&D expenses increased by $70.6 million, or 59%, to $189.6 million, for the year ended December 31, 2014, from $119.0 million for the prior year. The increase was primarily due to an increase of approximately $27.2 million of third party clinical and preclinical development costs as a result of increased clinical and preclinical activities, a $23.7 million increase in payments to UCLA related to the development milestone payments we earned from Astellas, a $10.1 million increase in facilities and information technology infrastructure costs, and a $9.6 million increase in personnel costs resulting from higher staffing levels.

R&D expenses increased by $23.3 million, or 24%, to $119.0 million for the year ended December 31, 2013, from $95.6 million for the prior year. The increase was primarily due to a $12.9 million increase in third party clinical and preclinical development costs and a $12.3 million increase in personnel costs resulting from higher staffing levels, partially offset by a $4.5 million decrease in payments to UCLA related to the development milestone payments we earned from Astellas.

We expect that R&D expenses will increase in 2015 as a result of increased personnel costs related to additional headcount and increase in third party clinical and preclinical development costs as a result of increased activities, including activities related to clinical manufacturing of pidilizumab and costs to develop certain limited laboratory and pharmaceutical operations capabilities. We expect R&D headcount may increase to above 300 full-time employees at December 31, 2015, from 221 full-time employees at December 31, 2014, to support ongoing and planned programs.

Under both the Astellas Collaboration Agreement and our former collaboration agreement with Pfizer, we and our collaboration partners share certain development costs in the United States. We recorded development cost-sharing payments from Astellas and Pfizer, and corresponding reductions in R&D expenses, as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Development cost-sharing payments from Astellas	$63,479	$46,594	$47,473
Development cost-sharing payments from Pfizer	—	—	1,740

Total	$63,479	$46,594	$49,213

We are currently engaged in three R&D programs: (1) the development of enzalutamide for the treatment of prostate and breast cancer; (2) the planned development of pidilizumab; and (3) multiple proprietary research and drug discovery projects. R&D costs are identified as either directly allocable to one of our R&D programs or indirect costs, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical, preclinical, and drug discovery costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, including clinical manufacturing costs, upfront and milestone payments under license agreements, personnel costs (including both cash costs and non-cash stock-based compensation costs), contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs and other administrative and support costs. The following table summarizes the direct costs attributable to each program and total indirect costs (in thousands):

	Years Ended December 31,
	2014	2013	2012
Direct costs:
XTANDI (enzalutamide) program	$102,669	$73,076	$67,086
Early-stage programs	61,063	36,140	19,190
Pidilizumab program	5,949	—	—
Former dimebon program(1)	—	—	2,164

Total direct costs	169,681	109,216	88,440
Indirect costs	19,889	9,736	7,188

Total	$189,570	$118,952	$95,628

(1)	We and Pfizer discontinued development of dimebon for all indications in January 2012, and completed the wind-down of each of our respective remaining collaboration activities in the third quarter of 2012.

Our R&D programs may be subject to change from time to time as we evaluate our priorities and available resources.

For a detailed discussion of the risks and uncertainties associated with the timing and cost of completing a product development plan, see Part I, Item 1A, “Risk Factors—Risks Related to Our Future Product Development Candidates” of this Annual Report.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were as follows (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Selling, general and administrative expenses	$239,071	$176,231	$112,282
Percentage change	36%	57%
Percentage of operating expenses	56%	60%	54%

SG&A expenses increased by $62.8 million, or 36%, to $239.1 million, for the year ended December 31, 2014, from $176.2 million for the prior year. The increase was primarily due to higher sales and marketing costs as well as certain medical affairs costs and other initiatives associated with launch of XTANDI in the pre-chemotherapy setting in the United States. These included higher collaboration expenses from Astellas and additional internal personnel costs due to higher staffing levels. In addition, we incurred approximately $8.0 million higher royalty expense based on sales and accrued payments to UCLA associated with sales milestones we earned from Astellas, partially offset by a reduction in legal fees.

SG&A expenses increased by $63.9 million, or 57%, to $176.2 million for the year ended December 31, 2013 from $112.3 million for the prior year. The increase was primarily due to a $26.0 million increase in third-party sales and marketing expenses and a $19.1 million increase in personnel costs resulting from higher staffing levels, both primarily related to support for the U.S. commercial launch of XTANDI in 2013, a $5.2 million increase in legal fees relating primarily to our litigation against UCLA, one of its professors and Johnson & Johnson, a $4.7 million increase in royalty expense to UCLA due to higher U.S. net sales of XTANDI, and a $2.5 million accrued payment to UCLA, associated with the $25.0 million sales milestone payment that we earned from Astellas during 2013. Additional information regarding the litigation with UCLA is included in Part I, Item 3, “Legal Proceedings.”

We expect that SG&A expenses will increase in 2015 as a result of increased personnel costs related to additional headcount, an increase in sales, marketing and medical affairs activities, and higher corporate overhead costs in support of our expanded research, development, and commercial activities. We expect SG&A headcount may increase to approximately 300 full-time employees at December 31, 2015 from 264 full-time employees at December 31, 2014 to support planned growth.

Under our collaboration with Astellas, we are responsible for fifty percent of the cost of goods sold and the royalty payable to UCLA on U.S. net sales of XTANDI. Our share of these items is included in SG&A expenses in our consolidated statements of operations. As such, those components of our reported SG&A expenses will fluctuate in correlation with net sales of XTANDI in the United States.

On July 28, 2014, the IRS issued final rules and regulations in the U.S. for the Branded Prescription Drug Fee, an annual fee payable to the federal government under PPACA based on an allocation for a given year based on a company’s market share for branded prescription drugs sold to certain government programs in the prior year. The final rules have the effect of accelerating the expense recognition criteria for the fee obligation from the year in which the fee is paid, to the year in which the market share used to allocate the fee is determined. This change requires us and other industry participants to recognize an additional year of Branded Prescription Drug Fee expense in 2014. We share this annual fee equally with Astellas with respect to U.S. XTANDI sales sold through these government programs. As a result, an additional expense of $6.4 million is recognized as commercialization cost-sharing payments to Astellas within SG&A during the year ended December 31, 2014.

Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, we and our collaboration partners share certain commercialization costs in the United States. We recorded commercialization cost-sharing payments (to) from Astellas and Pfizer, and corresponding (increases) reductions in SG&A expenses, as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Commercialization cost-sharing payments to Astellas	$(36,094)	$(11,973)	$(3,437)
Commercialization cost-sharing payments from Pfizer	—	—	9

Total	$(36,094)	$(11,973)	$(3,428)

Other Income (Expense), net

The components of other income (expense), net were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Other income (expense), net:
Non-cash amortization of debt discount and issuance costs on Convertible Notes	$(14,898)	$(13,456)	$(9,663)
Coupon interest expense on Convertible Notes	(6,792)	(6,793)	(5,322)
Interest income	46	193	229
Other income (expense), net	(8)	(201)	(280)

Total	$(21,652)	$(20,257)	$(15,036)

Other income (expense), net consists of coupon interest expense and non-cash interest expense on the Convertible Notes, interest income on our cash equivalents and short-term investment balances, and the impact of changes in foreign exchange rates on our foreign currency-denominated payables, which were not significant.

Income Tax Benefit (Expense)

Income tax benefit (expense) and the effective income tax rate were as follows (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Income tax benefit (expense)	$16,258	$(115)	$(7)
Effective income tax rate	(6.2%)	(0.3%)	0.0%

Income tax benefit for the year ended December 31, 2014, was $16.3 million. Our provision for income taxes was lower than the tax computed at the U.S. federal statutory rate due primarily to utilization of net operating loss and tax credit carryforwards and the release of the valuation allowance on a portion of our net deferred tax assets. Income tax expense for the years ended December 31, 2013 and 2012 was not significant, due to our net losses for these years for which no tax benefit was recognized due to our valuation allowance.

Our effective tax rate was (6.2%) for year ended December 31, 2014. Our effective tax rate for the years ended December 31, 2013 and 2012 was not significant. The change in the effective tax rate for the year ended December 31, 2014, as compared to prior years, was due to the release of the valuation allowance on a portion of our net deferred tax assets.

During the year ended December 31, 2014, we reduced our current Federal and state taxes payable by $17.0 million related to excess tax benefits from stock-based compensation, offsetting additional paid-in capital.

We record a valuation allowance to reduce deferred tax assets to reflect the net amount that is more likely than not to be realized. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Based upon the weight of available evidence at December 31, 2014, we determined that it was more likely than not that a portion of our deferred tax assets would be realizable and consequently we released our valuation allowance against Federal and certain state net deferred tax assets and recorded a discrete tax benefit of $33.4 million during the fourth quarter of 2014. The decision to reverse a portion of the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, forecasted future taxable income, and significant risk and uncertainty related to forecasts. The release of the valuation allowance resulted in the recognition of certain deferred tax assets and a decrease to income tax expense.

Due to the availability of Federal gross net operating losses and Federal tax credit carryforwards for tax return purposes, which totaled $160.6 million and $33.0 million, respectively, at December 31, 2014, we expect our Federal cash income tax payments to be substantially lower than our statutory rate for at least the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations primarily through public offerings of our common stock, the issuance of the Convertible Notes, and from the upfront, milestone and cost-sharing payments under agreements with our current and former collaboration partners and, subsequent to September 13, 2012, from collaboration revenue related to XTANDI net sales. As of December 31, 2014, we may earn up to $245.0 million of remaining sales milestone payments under the Astellas Collaboration Agreement, some or all of which we anticipate could be earned in 2015 or 2016. UCLA has asserted that we are required to pay UCLA ten percent of any sales milestone payments and “Operating Profits” that we receive from Astellas. We deny UCLA’s allegations and intend to vigorously defend the litigation. For more information about this litigation, see Part I, Item 3, “Legal Proceedings.”

At December 31, 2014, we had cash and cash equivalents of $502.7 million. At December 31, 2014, our collaboration receivable from Astellas was $184.7 million, which was received during the first quarter of 2015. Based on our current expectations, we believe our capital resources at December 31, 2014 will be sufficient to fund our currently planned operations for at least the next twelve months. This estimate is based on a number of assumptions that may prove to be wrong. In addition, we may choose to raise additional funds in the form of equity, debt, or otherwise due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans. For example, we may choose to raise additional capital to fund business development activities, to refinance existing debt, and for other general corporate purposes. For a detailed discussion of the risks and uncertainties associated with our sources of liquidity and access to capital, see Part I, Item 1A, “Risk Factors—Risks Related to the Operation of Our Business.”

We have outstanding $258.7 million aggregate principal amounts of the Convertible Notes. Prior to April 6, 2015, the Convertible Notes are not redeemable. On or after April 6, 2015, we may elect to redeem for cash all or part of the Convertible Notes if the closing price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day preceding the date we provide notice of redemption exceeds 130% of the conversion price in effect on each such trading day, subject to certain conditions. The conversion price is currently $51.24. At this time, we have not made a determination whether or not we will redeem all or part of the Convertible Notes for cash if they meet the technical requirements of redemption beginning April 6, 2015. At December 31, 2014, the estimated fair value of the Convertible Notes, including the equity component, was approximately $496.8 million, based on recent trading prices of the Convertible Notes.

Cash Flow Analysis

The following table summarizes our cash flows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$240,599	$(68,209)	$(102,720)
Investing activities	(17,545)	216,826	(166,926)
Financing activities	50,835	8,870	270,811

Net change in cash and cash equivalents	$273,889	$157,487	$1,165

Operating Activities

Net cash provided by operating activities totaled $240.6 million for 2014, which consisted of our net income of $276.5 million, partially offset by non-cash items of $1.9 million and negative changes in our operating assets and liabilities of $34.0 million. Net cash provided by operating activities was primarily driven by collaboration revenue related to U.S. XTANDI sales, royalties on ex-U.S. XTANDI sales, and milestone payments received from Astellas during 2014, partially offset by cash utilized in operations that arose in the ordinary course of business.

Net cash used in operating activities totaled $68.2 million for 2013, which consisted of negative changes in our operating assets and liabilities of $54.2 million and our net loss of $42.6 million, partially offset by non-cash items of $28.6 million. Non-cash items consisted primarily of non-cash stock-based compensation expense of $37.1 million, non-cash interest expense on the Convertible Notes of $13.5 million and depreciation expense on property and equipment of $3.4 million, partially offset by non-cash amortization of deferred revenue of $25.4 million. The negative cash flow from changes in operating assets and liabilities of $54.2 million arose in the ordinary course of business.

Net cash used in operating activities totaled $102.7 million for 2012, which consisted of non-cash items of $66.0 million and our net loss of $41.3 million, partially offset by positive changes in operating assets and liabilities of $4.6 million. Non-cash items consisted primarily of non-cash amortization of deferred revenue of $100.9 million, partially offset by non-cash stock-based compensation expense of $23.7 million, non-cash interest expense on the Convertible Notes of $9.7 million, and depreciation expense on our property and equipment of $1.6 million. The positive cash flow from changes in operating assets and liabilities of $4.6 million arose in the ordinary course of business.

Investing Activities

Net cash used in investing activities totaled $17.5 million for 2014, and consisted primarily of capital expenditures of $10.5 million, a $5.0 million payment to CureTech, Ltd. under the License Agreement and an increase in letters of credit collateralized by restricted cash to secure various leases of $1.9 million.

Net cash provided by investing activities totaled $216.8 million for 2013, consisting of net maturities of short-term investments of $225.0 million, partially offset by $7.5 million of capital expenditures and an increase of $0.7 million in letters of credit collateralized by restricted cash to secure operating leases.

Net cash used in investing activities totaled $166.9 million for 2012, consisting of net purchases of short-term investments of $149.8 million, $14.0 million of capital expenditures and a $3.2 million increase in letters of credit collateralized by restricted cash to secure various operating leases.

Financing Activities

Net cash provided by financing activities totaled $50.8 million for 2014, and consisted of primarily of $33.9 million of proceeds from the issuance of common stock under the Medivation Equity Incentive Plan and ESPP and $17.0 million of excess tax benefits from stock-based compensation.

Net cash provided by financing activities totaled $8.9 million for 2013 and consisted entirely of proceeds from the issuance of common stock under the Medivation Equity Incentive Plan.

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

Commitments and Contingencies

At December 31, 2014, our future minimum contractual commitments were as follows (in thousands):

	Payment due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible Notes (including interest)(1)	$275,722	$6,796	$268,926	$—	$—
Lease obligations(2)	64,656	10,443	21,656	18,395	14,162
Other(3)	5,000	5,000	—	—	—

Total	$345,378	$22,239	$290,582	$18,395	$14,162

(1)	See Note 6, “Convertible Senior Notes Due 2017,” to our audited consolidated financial statements included elsewhere in this Annual Report.
(2)	See Note 14, “Commitments and Contingencies,” to our audited consolidated financial statements included elsewhere in this Annual Report.
(3)	The amount represents a payment made to UCLA in the first quarter of 2015. Additional information regarding this payment is included below.

Potential Obligations Not Included in the Table Above

In addition to the contractual obligations disclosed in the table above, we have other potential obligations for which the timing and the extent of future payments are not known. We have described these potential obligations in the following paragraphs.

License Agreement with UCLA

Under our license agreement with UCLA, we may be required to make various future payments including (a) ten percent of all Sublicensing Income, as defined in the agreement, and (b) a four percent royalty on sales of products falling within the scope of the patent rights licensed from UCLA. Under the terms of our Astellas Collaboration Agreement, we share this royalty obligation with Astellas 50/50 with respect to sales in the United States, and Astellas is responsible for this entire royalty obligation with respect to sales outside of the United States. In ongoing litigation initiated by us, UCLA filed a cross-complaint alleging that we are required to pay it ten percent of the $320.0 million in sales milestone payments that we are eligible to earn under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the Astellas Collaboration Agreement. As of December 31, 2014, we have earned $75.0 million in sales milestone payments under the Astellas Collaboration Agreement. We paid UCLA $2.5 million during the first quarter of 2014, representing ten percent of the $25.0 million sales milestone payment we earned from Astellas during the fourth quarter of 2013. At December 31, 2014, we have recorded a $5.0 million accrued payment to UCLA, representing ten percent of the $50.0 million sales milestone payment we earned from Astellas during the fourth quarter of 2014. This amount, which is included in the table above, was paid to UCLA during the first quarter of 2015. Other potential payments to UCLA are not included in the contractual obligations table above because they are contingent on future events that may or may not materialize.

On April 11, 2014, UCLA filed a complaint against us in which UCLA alleges that Medivation and Medivation Prostate Therapeutics, Inc., or MPT, have failed to pay UCLA ten percent of “Operating Profits” Medivation has received (and will continue to receive) from Astellas, as a result of the Astellas Collaboration Agreement, and that Medivation has breached its fiduciary duties to UCLA, as minority shareholder of MPT. On July 16, 2014, UCLA dismissed without prejudice its claim that Medivation breached its fiduciary duties to UCLA, as a minority shareholder of MPT. We deny UCLA’s allegations and intend to defend the litigation. For more information about this litigation, see Part I, Item 3, “Legal Proceedings.”

License Agreement with CureTech Ltd.

In the fourth quarter of 2014, we entered into a License Agreement with CureTech, pursuant to which we have licensed exclusive worldwide rights to CureTech’s late-stage clinical molecule, pidilizumab, an immune modulatory anti- PD-1 monoclonal antibody. CureTech is entitled to contingent payments totaling up to $85.0 million upon attainment of certain development and regulatory milestones, up to $245.0 million upon the achievement of certain annual worldwide net sales thresholds, and tiered royalties ranging from 5% to 11% on worldwide net sales. Future potential payments to CureTech pursuant to the License Agreement are not included in the contractual obligations table above because they are all contingent on various future events that may or may not materialize. Additional information regarding our License Agreement with CureTech is included in Note 4, “Business Acquisition,” to our audited consolidated financial statements included elsewhere in this Annual Report.

Manufacturing Services and Supply Agreement with CureTech, Ltd.

In the fourth quarter of 2014, we entered into a Manufacturing Services and Supply Agreement, or MSA, with CureTech pursuant to which CureTech will provide clinical supply of pidilizumab over a three year period. We are required to pay CureTech a one-time milestone payment of $5.0 million upon completion of the Manufacturing Technology Transfer, as defined. In accordance with the terms of the MSA we are also responsible for providing Manufacturing Funding of up to $19.3 million for clinical trial materials of pidilizumab over a three year period. The Manufacturing Funding is contingent upon the successful achievement of the requirements set forth in the Manufacturing Plan, and any such amounts may be reduced or eliminated by us under the terms of the MSA. Future potential payments to CureTech pursuant to the MSA are not included in the contractual obligations table above because they are contingent upon future events that may or may not materialize and the timing of such payments is not certain. Additional information regarding the Manufacturing Services and Supply Agreement with CureTech is included in Note 14, “Commitments and Contingencies,” to our audited consolidated financial statements included elsewhere in this Annual Report.

Development and Manufacturing Services Agreement

In the fourth quarter of 2014, we entered into a Development and Manufacturing Services Agreement with a third party clinical manufacturing organization. The term of the agreement is for the longer of (i) a period of five (5) years or (ii) through the completion of the Services, as defined. Under the current statement of work under this agreement, we intend to transfer the current manufacturing process of pidilizumab from CureTech to this third party, further scale up and production of Phase 3 clinical trial material of pidilizumab from this entity’s manufacturing facility. The estimated total consideration under the current statement of work is up to approximately $14.8 million and is currently anticipated to be completed in approximately 18 months. Future potential payments pursuant to this agreement are not included in the table above because the timing of such payments is not certain. Additional information regarding the Development and Manufacturing Services Agreement is included in Note 14, “Commitments and Contingencies,” to our audited consolidated financial statements included elsewhere in this Annual Report.

Research and License Agreement

In March 2014, we entered into a Research and License Agreement with a third party. We could be required to make potential future development and sales milestone payments, subject to the achievement of defined clinical and commercial events, and royalties based on sales. Such future milestone and royalty payments are not included in the table above because the timing of such payments are contingent upon future events that may or may not materialize.

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

Clinical Trials

As of December 31, 2014, we have several on-going studies in various clinical trial stages. Under agreements with various clinical research organizations and clinical trial sites, we incur expenses related to clinical trials of enzalutamide, pidilizumab and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment and services rendered or as expenses are incurred by the contract research organizations, contract manufacturing organizations, or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Although our material contracts with contract research organizations and contract manufacturing organizations are cancellable, we have historically not cancelled such contracts.

Unrecognized Tax Benefits

At December 31, 2014, we had $12.4 million of gross unrecognized tax benefits, excluding interest, of which approximately $6.7 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. The ultimate resolution of our uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof, and other factors. Although we do not anticipate significant changes to our uncertain income tax positions in the next twelve months, items outside of our control could cause our uncertain income tax positions to change in the future. Such amounts have been included on our audited consolidated balance sheet at December 31, 2014, but have not been included in the table above.

OFF-BALANCE SHEET ARRANGEMENTS

We are involved in a variable interest entity, or VIE, that performs contract research for us. We have not consolidated this entity because we do not have the power to direct the activities that most significantly impact the VIE’s economic performance and, thus, we are not considered the primary beneficiary of the VIE.

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

Interest Rate Risk

Our cash equivalents are exposed to the impact of interest rate changes and our interest income fluctuates as interest rates change. Due to the short-term nature of our investments in money market funds, the carrying value of our cash equivalents approximates their fair value at December 31, 2014. Due to the short-term, highly liquid nature of our cash equivalents, we do not believe that we are subject to any material market risk exposure related to interest rates.

On March 19, 2012, we completed the sale of $258.8 million aggregate principal amount of the Convertible Notes. The Convertible Notes bear interest at a fixed rate of 2.625% per annum, and as such, we are not exposed to changes in interest rates on the Convertible Notes.

Foreign Currency Exchange Risk

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI sales and pays us a tiered royalty ranging from the low teens to the low twenties on ex-U.S. XTANDI sales. The royalties we receive from Astellas on net sales of XTANDI outside of the United States are calculated by converting the respective countries’ XTANDI net sales in local currency to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. To date, a significant portion of ex-U.S. sales of XTANDI have been generated in the European Union and in Japan. Therefore, the royalties we receive from Astellas related to ex-U.S. sales of XTANDI are dependent on the value of the U.S. dollar as compared to the Euro and Japanese Yen. A strengthening of the U.S. dollar compared to current exchange rates would likely result in lower collaboration revenue related to ex-U.S. XTANDI sales than otherwise would have been reported as a result of such unfavorable exchange rates. We also conduct some R&D activities with vendors outside of the United States. We are actively evaluating strategies to mitigate the volatility of foreign exchange risk more broadly, but we did not actively hedge these net exposures in 2014. Foreign exchange gains and losses recorded in our audited consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012, were not significant.

Equity Price Risk

The market price and volatility of our common stock impacts our non-cash stock-based compensation expense. Further information is included in Note 10, “Stockholders Equity,” to our audited consolidated financial statements included elsewhere in this Annual Report.

The Convertible Notes include conversion and settlement provisions that are based on the market price of our common stock at conversion or at maturity of the Convertible Notes. The amount of cash that we may be required to pay is determined by the market price of our common stock. The fair value of our Convertible Notes is dependent on the market price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. Additional information regarding our Convertible Notes is included in Note 6 “Convertible Senior Notes Due 2017,” to our audited consolidated financial statements included elsewhere in this Annual Report.

Item 8.	Financial Statements and Supplementary Data.

All information required by this item is included in the financial statements which follow the signature page of this Annual Report on Form 10-K and is incorporated into this item by reference.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

The information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our Proxy Statement for the 2015 Annual Meeting of Stockholders. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2015 Annual Meeting of Stockholders. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our Proxy Statement for the 2015 Annual Meeting of Stockholders. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements. Our audited consolidated financial statements and the Report of Independent Registered Public Accounting Firm, are included herein on the pages indicated:

2. Financial Statement Schedules: None.

3. Exhibits: See the Exhibit List which follows the financial statements attached following the signature page of this Annual Report on Form 10-K, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIVATION, INC.

/S/ RICHARD A. BIERLY
Richard A. Bierly Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 25, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Bierly and Jennifer J. Rhodes, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ DAVID T. HUNG, M.D. David T. Hung, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2015

/S/ RICHARD A. BIERLY Richard A. Bierly	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2015

/S/ KIM D. BLICKENSTAFF Kim D. Blickenstaff	Director	February 19, 2015

/S/ KATHRYN E. FALBERG Kathryn E. Falberg	Director	February 20, 2015

/S/ C. PATRICK MACHADO C. Patrick Machado	Director	February 20, 2015

/S/ DAWN SVORONOS Dawn Svoronos	Director	February 19, 2015

/S/ W. ANTHONY VERNON W. Anthony Vernon	Director	February 23, 2015

/S/ WENDY L. YARNO Wendy L. Yarno	Director	February 21, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Medivation, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Medivation, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 25, 2015

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$502,677	$228,788
Receivable from collaboration partner	184,737	107,210
Deferred income tax assets	21,987	5,541
Prepaid expenses and other current assets	12,264	12,440
Restricted cash	203	—

Total current assets	721,868	353,979

Property and equipment, net	41,161	17,035
Intangible assets	101,000	—
Deferred income tax assets, noncurrent	15,176	—
Restricted cash, net of current	11,562	9,899
Goodwill	10,000	—
Other non-current assets	10,852	11,737

Total assets	$911,619	$392,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$106,132	$78,758
Contingent consideration	10,000	—
Deferred revenue	2,822	16,931
Current portion of build-to-suit lease obligation	698	—

Total current liabilities	119,652	95,689

Convertible Notes, net of unamortized discount of $36,598 and $50,336 at December 31, 2014 and 2013, respectively	222,140	208,414
Contingent consideration	96,000	—
Build-to-suit lease obligation, excluding current portion	18,711	—
Other non-current liabilities	5,817	11,600

Total liabilities	462,320	315,703

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 170,000,000 shares authorized; 78,117,227 and 75,803,020 shares issued and outstanding at December 31, 2014 and 2013, respectively	781	758
Additional paid-in capital	506,227	410,350
Accumulated deficit	(57,709)	(334,161)

Total stockholders’ equity	449,299	76,947

Total liabilities and stockholders’ equity	$911,619	$392,650

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Collaboration revenue	$710,487	$272,942	$181,696
Operating expenses:
Research and development expenses	189,570	118,952	95,628
Selling, general and administrative expenses	239,071	176,231	112,282

Total operating expenses	428,641	295,183	207,910

Income (loss) from operations	281,846	(22,241)	(26,214)
Other income (expense), net:
Interest expense	(21,690)	(20,249)	(14,985)
Interest income	46	193	229
Other income (expense), net	(8)	(201)	(280)

Total other income (expense), net	(21,652)	(20,257)	(15,036)

Income (loss) before income tax benefit (expense)	260,194	(42,498)	(41,250)
Income tax benefit (expense)	16,258	(115)	(7)

Net income (loss)	$276,452	$(42,613)	$(41,257)

Basic net income (loss) per common share	$3.59	$(0.57)	$(0.56)

Diluted net income (loss) per common share	$3.42	$(0.57)	$(0.56)

Weighted-average common shares used in the calculation of basic net income (loss) per common share	76,929	75,165	73,480

Weighted-average common shares used in the calculation of diluted net income (loss) per common share	85,000	75,165	73,480

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years ended December 31,
	2014	2013	2012
Net income (loss)	$276,452	$(42,613)	$(41,257)
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities, net	—	(33)	20

Other comprehensive income (loss), net	—	(33)	20

Comprehensive income (loss)	$276,452	$(42,646)	$(41,237)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$276,452	$(42,613)	$(41,257)
Adjustments for non-cash operating items:
Release of valuation allowance for deferred income taxes	(33,403)	—	—
Excess tax benefits from stock-based compensation	(16,965)	—	—
Changes in deferred income taxes	(3,827)	—	—
Amortization of deferred revenue	(14,109)	(25,396)	(100,944)
Stock-based compensation	45,134	37,078	23,678
Amortization of debt discount and debt issuance costs	14,898	13,456	9,663
Depreciation on property and equipment	5,239	3,449	1,614
Asset impairment and other charges	1,124	158	80
Accretion of discount on securities	—	(168)	(166)
Changes in operating assets and liabilities:
Receivable from collaboration partners	(77,527)	(71,752)	(22,913)
Prepaid expenses and other current assets	301	(3,953)	(1,114)
Other non-current assets	(401)	(7,353)	(581)
Accounts payable, accrued expenses and other current liabilities	43,935	27,889	19,312
Other non-current liabilities	(252)	996	8,210
Interest payable	—	—	1,698

Net cash provided by (used) in operating activities	240,599	(68,209)	(102,720)

Cash flows from investing activities:
Purchases of property and equipment	(10,544)	(7,535)	(13,972)
Payments to CureTech, Ltd. under License Agreement	(5,000)	—	—
Change in restricted cash	(1,866)	(713)	(3,197)
Reduction of build to suit obligation	(135)	—	—
Purchases of short-term investments	—	(144,926)	(424,757)
Maturities of short-term investments	—	370,000	275,000

Net cash (used in) provided by investing activities	(17,545)	216,826	(166,926)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity incentive and stock purchase plans	33,882	8,870	22,046
Excess tax benefits from stock-based compensation	16,965	—	—
Repayment of Convertible Notes	(12)	—	—
Proceeds from issuance of Convertible Notes, net	—	—	250,987
Financing transaction costs	—	—	(614)
Tax withholdings related to net share settlement of performance share awards	—	—	(1,608)

Net cash provided by financing activities	50,835	8,870	270,811

Net increase in cash and cash equivalents	273,889	157,487	1,165
Cash and cash equivalents at beginning of year	228,788	71,301	70,136

Cash and cash equivalents at end of year	$502,677	$228,788	$71,301

Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$6,792	$6,792	$3,623
Income taxes, net of refunds	$1,525	$(127)	$23
Non-cash investing and financing activities:
Amounts capitalized under build-to-suit lease transactions	$18,085	$—	$—
Interest capitalized during construction period for build-to-suit lease transactions	$1,459	$—	$—
Property and equipment expenditures incurred but not yet paid	$242	$99	$254
Stock appreciation rights—reclassification from current liabilities to stockholders’ equity	$—	$—	$110

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2012	71,463,676	$714	$250,885	$13	$(250,291)	$1,321
Common stock issued under equity incentive plan, net of shares withheld for employee taxes	3,311,263	34	20,404	—	—	20,438
Stock-based compensation expense	—	—	23,678	—	—	23,678
Equity component of Convertible Notes, net of issuance costs	—	—	69,335	—	—	69,335
Stock appreciation rights—reclassification from current liabilities to stockholders’ equity	—	—	110	—	—	110
Change in comprehensive income	—	—	—	20	—	20
Net loss	—	—	—	—	(41,257)	(41,257)

Balances at December 31, 2012	74,774,939	748	364,412	33	(291,548)	73,645
Common stock issued under equity incentive plan	1,002,609	10	8,860	—	—	8,870
Common stock issued for warrant exercises, net of shares withheld for exercise price	25,472	—	—	—	—	—
Stock-based compensation expense	—	—	37,078	—	—	37,078
Change in comprehensive income	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(42,613)	(42,613)

Balances at December 31, 2013	75,803,020	758	410,350	—	(334,161)	76,947
Common stock issued under equity incentive and employee stock purchase plans	2,314,207	23	33,859	—	—	33,882
Stock-based compensation expense	—	—	45,134	—	—	45,134
Excess tax benefits from stock-based compensation	—	—	16,965	—	—	16,965
Tax shortfalls from stock-based compensation	—		(77)			(77)
Repayment of Convertible Notes	—	—	(4)	—	—	(4)
Net income	—	—	—	—	276,452	276,452

Balances at December 31, 2014	78,117,227	$781	$506,227	$—	$(57,709)	$449,299

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

NOTE 1. DESCRIPTION OF BUSINESS

The Company is a biopharmaceutical company focused on the development and commercialization of medically innovative therapies to treat serious diseases for which there are limited treatment options. Through the Company’s collaboration with Astellas Pharma, Inc. or Astellas, it has one commercial product, XTANDI® (enzalutamide) capsules, or XTANDI. XTANDI has received marketing approval in the United States, Europe, and numerous other countries worldwide for the treatment of patients with metastatic castration-resistant prostate cancer (mCRPC) and in Japan for the treatment of patients with castration-resistant prostate cancer (CRPC). Since its launch in the United States in September 2012, and subsequent launch in additional countries, XTANDI’s worldwide net sales (as reported by Astellas) were approximately $1.6 billion through December 31, 2014. The Company and Astellas are also conducting investigational studies of enzalutamide in prostate cancer and in advanced breast cancer. Under the Company’s collaboration agreement with Astellas, it shares with Astellas equally all profits (losses) related to U.S. net sales of XTANDI. The Company also receives royalties ranging from the low teens to the low twenties on ex-U.S. XTANDI net sales and certain milestone payments upon the achievement of defined development and sales events.

The Company seeks to become a fully-integrated biopharmaceutical company through the continued commercialization of XTANDI, the acquisition or in-license and development and commercialization of other product opportunities (such as pidilizumab), and through the advancement of its own proprietary research and development programs. The Company expects that its future growth may come from both internal research efforts and third party business development activities. In the fourth quarter of 2014, the Company licensed exclusive worldwide rights to pidilizumab, an immune modulatory, anti-Programmed Death-1 (PD-1) monoclonal antibody for all potential indications from CureTech, Ltd., or CureTech. Under the license agreement, the Company is responsible for all development, regulatory, manufacturing, and commercialization activities for pidilizumab. The Company currently anticipates that it may initiate a Phase 3 clinical trial evaluating pidilizumab in one or more hematologic malignancies as early as in 2015. The Company is also considering evaluating pidilizumab in other indications, including but not limited to in combination with enzalutamide in breast and prostate cancer. In addition, the Company’s internal research and discovery efforts are focused, among other areas, in oncology and neurology.

The Company has incurred cumulative net losses of $57.7 million from inception through December 31, 2014, and may incur substantial costs in the foreseeable future as it continues to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide, pidilizumab and its early-stage programs, potential business development activities, and its corporate overhead costs. The Company has funded its operations primarily through public offerings of its common stock, the issuance of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, from upfront, milestone, and cost-sharing payments under collaboration agreements, and subsequent to September 13, 2012, from collaboration revenue related to XTANDI net sales. As of December 31, 2014, the Company may earn up to $245.0 million of remaining sales milestones under the Astellas Collaboration Agreement.

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

All tabular disclosures of dollar and share amounts are presented in thousands unless otherwise indicated. All per share amounts are presented at their actual amounts. The number of shares issuable under the Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, and the Medivation, Inc. 2013 Employee Stock Purchase Plan, or ESPP, disclosed in Note 10, “Stockholders’ Equity,” are presented at their actual amounts. Amounts presented herein may not calculate or sum precisely due to rounding.

Certain prior period amounts have been reclassified to conform to the current year presentation. There was no effect on net income (loss) or stockholders’ equity related to these reclassifications.

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

Significant estimates and assumptions used by management principally relate to revenue recognition, including reliance on third party information, estimating the performance periods of the Company’s deliverables under collaboration agreements, and estimating the various deductions from gross sales to calculate net sales of XTANDI. Additionally, significant estimates and assumptions used by management include those related to business combination accounting, the Convertible Notes, determining whether the Company is the primary beneficiary of any variable interest entities, leases, taxes, research and development and other accruals, and share-based compensation.

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

Information regarding shares and amount of common stock, additional paid-in-capital, and net income (loss) per common share for all periods presented reflects the two-for-one forward split of the Company’s common stock. The number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards was proportionally increased, and the exercise price per share thereof was proportionally decreased, in accordance with the terms of the Medivation Equity Incentive Plan. Following the completion of the two-for-one forward stock split, the conversion rate of the Company’s Convertible Notes was adjusted to 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock.

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

(g) Fair Value of Financial Instruments

The estimated fair value of the Company’s cash equivalents is based on quoted market prices. The estimated fair value of contingent consideration is determined utilizing a model that considers the probability of achieving each milestone and an appropriate discount rate. The estimated fair value of the Company’s Convertible Notes is determined using recent trading prices of the Convertible Notes. Other financial instruments, including bank deposits, receivable from collaboration partner, accounts payable, accrued expenses, and other current liabilities are carried at cost, which the Company believes approximates fair value because of the short-term maturities of these instruments.

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

(k) Leases

At the inception of a lease, the Company evaluates the lease agreement to determine whether the lease is an operating, capital or build-to-suit lease using the criteria in ASC 840, “Leases.”

Certain lease agreements also require the Company to make additional payments for taxes, insurance, and other operating expenses incurred during the lease period, which are expensed as incurred.

Operating Leases

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

Build-to-Suit Leases

In certain lease arrangements, the Company is involved in the construction of the building. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk prior to the commencement of a lease, ASC 840-40, “Leases – Sale-Leaseback Transactions (Subsection 05-5),” requires the Company to be considered the owner for accounting purposes of these types of projects during the construction period. Therefore, the Company records an asset in property and equipment, net on the consolidated balance sheets, including capitalized interest costs, for the replacement cost of the Company’s portion of the pre-existing building plus the amount of estimated structural construction costs incurred by the landlord and the Company as of the balance sheet date. The Company records a corresponding build-to-suit lease obligation on its consolidated balance sheets representing the amounts paid by the lessor.

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

(l) Business Combinations

Business combinations are accounted for under the acquisition method of accounting. The purchase price, including the fair value of any contingent consideration, is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Transaction costs are expensed as incurred.

Contingent Consideration

The Company determines the fair value of contingent consideration payable at the acquisition date using a probability-based income approach utilizing an appropriate discount rate. Each reporting period thereafter, the Company re-measures the contingent consideration and records increases or decreases in their fair value as non-cash adjustments in the consolidated statements of operations. Changes in the fair value of contingent consideration payable can result from adjustments to the estimated probability and assumed timing of achieving the underlying milestones, as well as from changes to the discount rates and periods.

In-Process Research and Development

In-process research and development, or IPR&D, represents the fair value assigned to incomplete research projects that the Company acquires through business combinations which, at the time of acquisition, have not reached technological feasibility. The amounts are capitalized and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a determination as to the then useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization over that period. The Company tests IPR&D for impairment at least annually, or more frequently if impairment indicators exist, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D is less than its carrying amount. If the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the IPR&D with its carrying value is performed. If the fair value is less than the carrying amount, a non-cash impairment change is recognized in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired. Goodwill is assigned to reporting units and evaluated for impairment on at least an annual basis, or more frequently if impairment indicators exist. The impairment test for goodwill uses a two-step approach, which is performed at the entity level as the Company has one reporting unit. Step 1 compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, there is potential impairment and Step 2 must be performed. Step 2 compares the carrying value of the reporting unit’s goodwill to its implied fair value (e.g., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is recorded as a non-cash impairment charge in the consolidated statement of operations.

(m) Litigation

The Company is party to legal proceedings, investigations, and claims in the ordinary course of its business. The Company records accruals for outstanding legal matters when it believes that it is both probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in significant legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made. In addition, in accordance with the relevant authoritative guidance, for matters for which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Gain contingencies, if any, are recorded as a reduction of expense when they are realized.

(n) Collaboration Agreement Payments

The Company accounts for the various payment flows under its collaboration agreement with Astellas, or the Astellas Collaboration Agreement, and its former collaboration agreement with Pfizer in a consistent manner, as follows:

Estimated Performance Periods

Both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer contain multiple elements and deliverables, and required evaluation pursuant to ASC 605-25, “Revenue Recognition—Multiple-Element Arrangements.” The Company concluded that it had multiple deliverables under both collaboration agreements, including deliverables relating to grants of technology licenses, and performance of manufacturing, regulatory and clinical development activities in the United States. In the case of the Astellas Collaboration Agreement, the period in which the Company performed its deliverables began in the fourth quarter of 2009 and is currently estimated to conclude in the second quarter of 2015 upon completion of the Company’s remaining performance obligations. In the case of the former collaboration agreement with Pfizer, the period in which the Company performed its deliverables began in the fourth quarter of 2008 and concluded in the third quarter of 2012 upon completion of the Company’s performance obligations. The Company also concluded that its deliverables under each collaboration agreement should be accounted for as a single unit under ASC 605-25.

Estimation of the performance periods of the Company’s deliverables requires the use of management’s judgment. Significant factors considered in management’s evaluation of the estimated performance periods include, but are not limited to, the Company’s experience, along with its collaboration partners’ experience, in conducting manufacturing, clinical development and regulatory activities. The Company reviews the estimated duration of its performance periods under its collaboration agreements on a quarterly basis and makes any appropriate adjustments on a prospective basis. Future changes in estimates of the performance period under its collaboration agreements could impact the timing of future revenue recognition.

Upfront Payments

The Company received non-refundable, upfront cash payments of $110.0 million and $225.0 million under the Astellas Collaboration Agreement and its former collaboration agreement with Pfizer, respectively. The Company recognizes these payments as collaboration revenue on a straight-line basis over the applicable estimated performance period.

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

The former category of milestone payments consist of those triggered by development and regulatory activities in the United States and by the acceptance for review of marketing applications in Europe and Japan. Management concluded that each of these payments, with one exception, constitute substantive milestone payments. This conclusion was based primarily on the facts that (i) each triggering event represents a specific outcome that can be achieved only through successful performance by the Company of one or more of its deliverables, (ii) achievement of each triggering event was subject to inherent risk and uncertainty and would result in additional payments becoming due to the Company, (iii) each of the milestone payments is non-refundable, (iv) substantial effort is required to complete each milestone, (v) the amount of each milestone payment is reasonable in relation to the value created in achieving the milestone, (vi) a substantial amount of time is expected to pass between the upfront payment and the potential milestone payments, and (vii) the milestone payments relate solely to past performance. Based on the foregoing, the Company recognizes any revenue from these milestone payments in the period in which the underlying triggering event occurs. The one exception is the milestone payment for initiation of the Phase 3 PREVAIL trial, an event which management deemed to be reasonably assured at the inception of the Astellas collaboration. This milestone payment was triggered in the third quarter of 2010, and the Company is recognizing the milestone payment as revenue on a straight-line basis over the estimated remaining performance period of the Astellas Collaboration Agreement.

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

Reliance on Third-Party Information

Under the Astellas Collaboration Agreement, Astellas records all XTANDI sales globally and has operational responsibility for certain development and commercialization activities in the United States for which the Company shares costs. Thus, Astellas has control over certain XTANDI-related financial information needed to prepare the Company’s financial statements and related disclosures, including information regarding gross sales, net sales, gross-to-net sales deductions, including estimates of potential future product returns, and shared U.S. development and commercialization costs incurred by Astellas. The Company is dependent on Astellas to provide it with such information in a timely and accurate manner for use in preparing the Company’s consolidated financial statements and disclosures. Certain of this information provided by Astellas is subject to estimates, including estimates used in determining gross-to-net revenue deductions such as payor mix, discounts (including legally mandated discounts to government entities), returns, chargebacks, rebates, and participation levels in patient assistance programs, and estimates regarding accrued development and commercialization costs incurred by Astellas. Under the Astellas Collaboration Agreement, the deductions from gross sales used to derive net sales of XTANDI are determined in a manner consistent with GAAP, consistently applied. Should Astellas fail to provide the Company with any such financial information in a timely manner, or should any such financial information provided by Astellas, or any of the estimates upon which such financial information was based, prove to be inaccurate, the Company could be required to record adjustments in future periods.

(o) Research and Development Expenses and Accruals

R&D expenses are charged to expense as incurred unless there is an alternative future use in other research and development projects or otherwise. R&D expenses are comprised of costs incurred in performing research and development activities, including personnel-related costs, share-based compensation, and facilities-related overhead, outside contracted services including clinical trial costs, manufacturing and process development costs for both clinical and pre-clinical materials, research costs, upfront and development milestone payments under license agreements and other consulting services. Non-refundable advance payment for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. In instances where the Company enters into agreements with third parties to provide research and development services to it, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

The Company’s accruals for clinical trials and other research and development activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers, contract research organizations and clinical manufacturing organizations. In the normal course of business the Company contracts with third parties to perform various research and development activities in the on-going development of its product candidates, including, without limitation, third party clinical trial centers and contract research organizations that perform and administer the Company’s clinical trials on its behalf and clinical manufacturing organizations that manufacture clinical trial materials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under these agreements depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its consolidated financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials and other research and development activities are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the specific agreement.

The Company’s accrual estimates are dependent upon the timeliness and accuracy of data provided by third parties regarding the status and cost of studies, and may not match the actual services performed by the organizations. During the course of a clinical trial, the Company adjusts its rate of clinical trial expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued clinical trial expenses as of each balance sheet date based on facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. This could result in adjustment to the Company’s R&D expense in future periods. The Company has had no significant adjustments to previously recorded research and development amounts.

(p) Stock-Based Compensation

The Company has granted stock options, restricted stock units, performance share awards, and stock appreciation rights pursuant to the terms of the Medivation Equity Incentive Plan and ESPP shares pursuant to the ESPP. The Company accounts for stock-based compensation awards to employees and directors and ESPP shares in accordance with ASC 718, “Stock Compensation,” and in the case of awards to consultants in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”

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

Equity awards to consultants are typically remeasured at fair value at each reporting date until the awards vest in accordance with ASC 505-50.

The Company applies a forfeiture rate when determining stock-based compensation expense to account for an estimate of the granted awards not expected to vest. If actual forfeitures differ from the expected rate, the Company may be required to make additional adjustments to compensation expense in future periods.

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in the Company’s stock options, stock appreciation rights, or ESPP shares. If the model permitted consideration of the unique characteristics of employee stock options, stock appreciation rights, and ESPP shares, the resulting estimate of fair value of the stock options, stock appreciation rights, and ESPP shares could be different. In addition, if the Company had made different assumptions and estimates for use in the Black-Scholes valuation model, the amount of recognized and to be recognized stock-based compensation expense could have been different.

(q) Promotional and Advertising Costs

Promotional and advertising costs are classified as SG&A expenses and are expensed as incurred. Promotional and advertising expenses consist primarily of the costs of designing, producing and distributing materials promoting the Company and its products, including its corporate website. Under both the Astellas Collaboration Agreement and the former collaboration agreement with Pfizer, the Company and its collaboration partners share certain commercialization costs, including certain promotional and advertising costs, in the United States. See Note 3, “Collaboration Agreements,” for additional information regarding cost-sharing with its collaboration partners.

(r) Income Taxes

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

The Company records a valuation allowance to reduce its deferred tax assets to reflect the net amount that it believes is more likely than not to be realized. Realization of the deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Based upon the weight of available evidence at December 31, 2014, the Company determined that it was more likely than not that a portion of its deferred tax assets would be realizable and consequently released the valuation allowance against Federal and certain state net deferred tax assets during the fourth quarter of 2014 and recorded a discrete tax benefit of $33.4 million during the fourth quarter of 2014. The decision to reverse a portion of the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to the Company’s historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, forecasted future taxable income, and significant risk and uncertainty related to forecasts. The release of the valuation allowance resulted in the recognition of certain deferred tax assets and a decrease to income tax expense.

Significant judgment in required in evaluating the Company’s uncertain income tax positions based on the guidance in ASC 740-10-25, “Accounting for Uncertainty in Income Taxes.” The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by tax authorities. The tax benefit recognized in the financial statements on a particular tax position is measured on the largest benefit that is more likely than not to be realized. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the liability for changes in facts and circumstances, such as new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, significant amendment to an existing tax law, or resolution of an examination. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determination is made. The resolution of our uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof and other factors. Although The Company does not anticipate significant changes to its uncertain income tax positions in the next twelve months, items outside of the Company’s control could cause the uncertain income tax positions to change in the future, which would be recorded in the consolidated statements of operations. Interest and/or penalties related to income tax matters are recognized as a component of income tax expense as incurred.

(s) New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss, or NOL, carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted this amended guidance prospectively as of January 1, 2014. The adoption of this amended guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when (or as) each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. The accounting standard will be effective for reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

NOTE 3. COLLABORATION AGREEMENTS

(a) Collaboration Agreement with Astellas

In October 2009, the Company entered into a collaboration agreement with Astellas, or the Astellas Collaboration Agreement, pursuant to which it is collaborating with Astellas to develop and commercialize XTANDI globally. Under the agreement, decision making and economic participation differs between the U.S. market and the ex-U.S. market. In the United States, decisions are generally made by consensus, pre-tax profits and losses are shared equally, and, subject to certain exceptions, development and commercialization costs (including cost of goods sold and the royalty on net sales payable to The Regents of the University of California (“UCLA” or “the Regents”) under the Company’s license agreement with UCLA) are also shared equally. The primary exceptions to equal cost sharing in the U.S. market are that each party is responsible for its own commercial full-time equivalent, or FTE, costs, and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company and Astellas are co-promoting XTANDI in the U.S. market, with each company providing half of the sales and medical affairs effort in support of the product. Both the Company and Astellas are entitled to receive a fee for each qualifying detail made by its respective sales representatives. Outside the United States, decisions are generally made by Astellas and all development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA) are borne by Astellas. Astellas retains all ex-U.S. profits and losses, and pays the Company a tiered royalty ranging from the low teens to the low twenties on the aggregate net sales of XTANDI outside the United States, or ex-U.S. XTANDI sales. Astellas has sole responsibility for promoting XTANDI outside the United States and for recording all XTANDI sales both inside and outside the United States. Both the Company and Astellas have agreed not to commercialize certain other products having a similar mechanism of action (as defined by the Astellas Collaboration Agreement) as XTANDI for the treatment of prostate cancer for a specified time period, subject to certain exceptions.

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, upfront cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments and up to $320.0 million in sales milestone payments. As of December 31, 2014, the Company has earned all of the $335.0 million in development milestone payments and $75.0 million in sales milestone payments under the Astellas Collaboration Agreement. The Company expects that any of the remaining $245.0 million in sales milestone payments that the Company may earn in future periods will be recognized as revenue in their entirety in the period in which the underlying milestone event is achieved. The triggering events for the sales milestone payments are as follows:

Annual Global Net Sales in a Calendar Year	Milestone Payment(1)
$400 million	(2)
$800 million	(3)
$1.2 billion	$70 million
$1.6 billion	$175 million

(1)	Each milestone shall only be paid once during the term of the Astellas Collaboration Agreement.
(2)	This milestone totaling $25.0 million was earned and recognized as collaboration revenue during the fourth quarter of 2013 and payment was received in the first quarter of 2014.
(3)	This milestone totaling $50.0 million was earned and recognized as collaboration revenue during the fourth quarter of 2014 and is included in receivable from collaboration partner on the consolidated balance sheet at December 31, 2014. Payment was received during the first quarter of 2015.

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

(b) Former Collaboration Agreement with Pfizer

The Company entered into a collaboration agreement with Pfizer in October 2008. Under the terms of the agreement, the Company and Pfizer agreed to collaborate on the development and commercialization of its former product candidate dimebon for the treatment of Alzheimer’s disease and Huntington disease for the U.S. market. Pfizer paid the Company a non-refundable, upfront cash payment of $225.0 million in the fourth quarter of 2008. Under the terms of the former collaboration agreement with Pfizer, the Company and Pfizer shared the costs and expenses of developing and commercializing dimebon for the U.S. market on a 60%/40% basis, with Pfizer assuming the larger share. In January 2012, Pfizer exercised its right to terminate the collaboration agreement and the Company and Pfizer discontinued development of dimebon for all indications due to the negative Phase 3 trial results in both indications. Amortization of the full Pfizer upfront payment was completed upon completion of the Company’s performance obligations in the third quarter of 2012.

(c) Collaboration Revenue

Collaboration revenue consists of three components: (a) collaboration revenue related to U.S. XTANDI sales; (b) collaboration revenue related to ex-U.S. XTANDI sales; and (c) collaboration revenue related to upfront and milestone payments.

Collaboration revenue was as follows:

	Years Ended December 31,
	2014	2013	2012
Collaboration revenue:
Related to U.S. XTANDI sales	$339,902	$196,208	$35,752
Related to ex-U.S. XTANDI sales	49,476	6,338	—
Related to upfront and milestone payments	321,109	70,396	145,944

Total	$710,487	$272,942	$181,696

Collaboration Revenue Related to U.S. XTANDI Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI sales. The Company and Astellas share equally all pre-tax profits and losses from U.S. XTANDI sales. Subject to certain exceptions, the Company and Astellas also share equally all XTANDI development and commercialization costs attributable to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA. The primary exceptions to the equal cost sharing are that each party is responsible for its own commercial FTE costs and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company recognizes collaboration revenue related to U.S. XTANDI sales in the period in which such sales occur. Collaboration revenue related to U.S. XTANDI sales consists of the Company’s share of pre-tax profits and losses from U.S. sales, plus reimbursement of the Company’s share of reimbursable U.S. development and commercialization costs. The Company’s collaboration revenue related to U.S. XTANDI sales in any given period is equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

Collaboration revenue related to U.S. XTANDI sales was as follows:

	Years Ended December 31,
	2014	2013	2012
U.S. XTANDI sales (as reported by Astellas)	$679,805	$392,415	$71,504
Shared U.S. development and commercialization costs	(323,730)	(241,106)	(88,908)

Pre-tax U.S. profit (loss)	$356,075	$151,309	$(17,404)

Medivation’s share of pre-tax U.S. profit (loss)	$178,037	$75,655	$(8,702)
Reimbursement of Medivation’s share of shared U.S. costs	161,865	120,553	44,454

Collaboration revenue related to U.S. XTANDI sales	$339,902	$196,208	$35,752

XTANDI first became available for shipment on September 13, 2012. Collaboration revenue related to U.S. XTANDI sales for the year ended December 31, 2012 represents U.S. XTANDI sales from September 13, 2012 through December 31, 2012.

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

Collaboration revenue related to ex-U.S. XTANDI sales was $49.5 million and $6.3 million for the years ended December 31, 2014 and 2013, respectively. There was no collaboration revenue related to ex-U.S. XTANDI sales for the year ended December 31, 2012.

Collaboration Revenue Related to Upfront and Milestone Payments

Collaboration revenue related to upfront and milestone payments was as follows:

	Years Ended December 31,
	2014	2013	2012
From Astellas:
Development milestones earned	$257,000	$20,000	$45,000
Sales milestones earned	50,000	25,000	—
Amortization of deferred upfront and development milestones	14,109	25,396	28,914

	321,109	70,396	73,914
From Pfizer:
Amortization of deferred upfront and development milestones	—	—	72,030

Total	$321,109	$70,396	$145,944

Deferred revenue under the Astellas Collaboration Agreement was $2.8 million and $16.9 million at December 31, 2014 and 2013, respectively.

(d) Cost-Sharing Payments

The following table summarizes the reductions in R&D expenses related to development cost sharing payments:

	Years Ended December 31,
	2014	2013	2012
Development cost-sharing payments from Astellas	$63,479	$46,594	$47,473
Development cost-sharing payments from Pfizer	—	—	1,740

Total	$63,479	$46,594	$49,213

The following table summarizes the (increases) reductions in SG&A expenses related to commercialization cost-sharing payments:

	Years Ended December 31,
	2014	2013	2012
Commercialization cost-sharing payments to Astellas	$(36,094)	$(11,973)	$(3,437)
Commercialization cost-sharing payments from Pfizer	—	—	9

Total	$(36,094)	$(11,973)	$(3,428)

(e) Collaboration Receivable

At December 31, 2014 and 2013, collaboration receivable from Astellas was $184.7 million and $107.2 million, respectively. The amounts receivable at December 31, 2014 and 2013 were received in the first quarter of 2015 and 2014, respectively.

NOTE 4. BUSINESS ACQUISITION

In the fourth quarter of 2014, the Company entered into a License Agreement with Israel-based CureTech, pursuant to which it licensed exclusive worldwide rights to CureTech’s late-stage clinical molecule, pidilizumab, an immune modulatory anti-PD-1 monoclonal antibody. Under the License Agreement, the Company will be responsible for all development, regulatory, manufacturing, and commercialization activities for pidilizumab for all indications, including oncology. Immuno-oncology is a rapidly evolving field that focuses on harnessing the ability of the immune system in the fight against cancer. The Company believes that pidilizumab may have utility in immuno-oncology. The Company has concluded that the in-license transaction is an acquisition of a business and will account for it in accordance with ASC 805-10, “Business Combinations.”

In connection with the acquisition, the Company made upfront cash payments to CureTech totaling $5.0 million during the fourth quarter of 2014. In addition, CureTech is entitled to contingent payments totaling up to $85.0 million upon attainment of certain development and regulatory milestones, up to $245.0 million upon the achievement of certain annual worldwide net sales thresholds, and tiered royalties ranging from 5% to 11% on annual worldwide net sales. CureTech is also entitled to a $5.0 million milestone payment upon completion of the Manufacturing Technology Transfer as described in Note 14, “Commitments and Contingencies.” The acquisition-date fair value of the contingent consideration payments totaled $106.0 million and was estimated by applying a probability-based income approach using an appropriate discount rate. The estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs, as described in more detail in Note 13, “Fair Value Measurements.”

The following table presents the final allocation of the purchase consideration for the CureTech acquisition, including the contingent consideration payable, based on fair value.

Purchase consideration:
Cash	$5,000
Acquisition-date fair value of contingent consideration	106,000

Total purchase consideration	$111,000

Allocation of the purchase consideration:
Assets:
Identifiable intangible assets- IPR&D	$101,000

Net identifiable assets acquired	101,000
Goodwill	10,000

Net assets acquired	$111,000

Identifiable intangible assets totaled $101.0 million and consist entirely of IPR&D for pidilizumab. As of the valuation date, the Company determined that pidilizumab was the only R&D project with substance, such that the project had undergone conceptual stages, and research, development, and preproduction had been started for the project. As such, no other intangible assets were identified in the transaction other than pidilizumab as separate from goodwill. The Company utilized the multi-period excess earnings model of the “income method” to determine the fair value of the IPR&D as of the acquisition date. The excess of the consideration over the fair values assigned to the net assets acquired was $10.0 million, which represents the amount of goodwill resulting from the acquisition. The Company believes that the goodwill primarily represents benefits to it, such as the potential to diversify its product portfolio into the area of immuno-oncology, that do not qualify for separate recognition as acquired intangible assets. The amount of goodwill that is expected to be deductible for income tax purposes is $10.0 million. The Company recorded the goodwill on its consolidated balance sheet as of the acquisition date.

NOTE 5. NET INCOME (LOSS) PER COMMON SHARE

The computation of basic net income (loss) per common share is based on the weighted- average number of common shares outstanding during each period. The computation of diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, performance share awards, stock appreciation rights, ESPP shares, warrants, and shares issuable upon conversion of convertible debt.

In periods in which the Company reports net income, the Company uses the “if-converted” method in calculating the diluted net income per common share effect of the assumed conversion of the Convertible Notes. Under the “if-converted” method, interest expense, net of tax, related to the Convertible Notes is added back to net income, and the Convertible Notes are assumed to have been converted into common shares at the beginning of the period (or issuance date) in periods in which there would have been a dilutive effect. The Convertible Notes can be settled in common stock, cash, or a combination thereof, at the Company’s election. During periods of net income, the Company’s intent and ability to settle the Convertible Notes in cash could impact the computation of diluted net income per common share.

In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per common share:

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$276,452	$(42,613)	$(41,257)
Interest expense on convertible notes, net of tax	14,030	—	—

Numerator for diluted net income (loss) per common share calculation	$290,482	$(42,613)	$(41,257)

Denominator:
Weighted-average common shares, basic	76,929	75,165	73,480
Dilutive effect of common stock equivalents	8,071	—	—

Weighted-average common shares, diluted	85,000	75,165	73,480

Net income (loss) per common share:
Basic net income (loss) per common share	$3.59	$(0.57)	$(0.56)

Diluted net income (loss) per common share	$3.42	$(0.57)	$(0.56)

Approximately 12.6 million and 13.0 million potentially dilutive common shares have been excluded from the diluted net loss per common share computations for the years ended December 31, 2013 and 2012, respectively, because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss in each of these years.

NOTE 6. CONVERTIBLE SENIOR NOTES DUE 2017

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

Prior to April 6, 2015, the Convertible Notes are not redeemable. On or after April 6, 2015, the Company may elect to redeem for cash all or a part of the Convertible Notes if the closing sale price of its common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day preceding the date it provides notice of the redemption exceeds 130% of the conversion price in effect on each such trading day, subject to certain conditions. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding the redemption date. If a fundamental change (as defined in the Indenture) occurs prior to the maturity date, holders may require the Company to purchase for cash all or any portion of the Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

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

At December 31, 2014, the Convertible Notes met a requirement of convertibility because the Company’s common stock price was in excess of the stated conversion premium for at least 20 trading days in the period of 30 consecutive trading days ending on December 31, 2014. The Convertible Notes remain convertible through March 31, 2015. Convertibility of the Convertible Notes based on the trading price of the Company’s common stock is assessed on a calendar-quarter basis. Upon a conversion of the Convertible Notes, the Company is required to pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of both, at the Company’s election. As of December 31, 2014, the conversion rate was 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock. The conversion rate is subject to adjustment in certain events, such as distribution of dividends and stock splits. In addition, upon a Make-Whole Adjustment Event (as defined in the Indenture), the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Convertible Notes in connection with such Make-Whole Adjustment Event.

The debt and equity components of the Convertible Notes have been bifurcated and accounted for separately based on the authoritative accounting guidance in ASC 470-20. The $258.8 million aggregate principal amount of Convertible Notes was bifurcated between the debt component ($187.1 million) and the equity component ($71.7 million). The amount allocated to the debt component of $187.1 million was estimated based on the fair value of similar debt instruments that do not include an equity conversion feature. The Convertible Notes were recorded at an initial carrying value of $187.1 million, net of $71.7 million in debt discount. The debt discount is being accreted to the carrying value of the Convertible Notes as non-cash interest expense utilizing the effective yield amortization method over the period ending on April 1, 2017, which is the scheduled maturity date of the Convertible Notes.

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

After giving effect to the bifurcation described above, the effective interest rate on the Convertible Notes was 10.71% for the years ended December 31, 2014, 2013 and 2012. Interest expense on the Convertible Notes consisted of the following:

	Years Ended December 31,
	2014	2013	2012
Coupon interest expense	$6,792	$6,793	$5,322
Non-cash amortization of debt discount	13,737	12,407	8,910
Non-cash amortization of debt issuance costs	1,161	1,049	753

Total	$21,690	$20,249	$14,985

NOTE 7 — BUILD-TO-SUIT LEASE OBLIGATION

In the fourth quarter of 2013, the Company entered into a long-term property lease for approximately 52,000 square feet of space located in San Francisco, California. The lease agreement expires in July 2024, and the Company has an option to extend the lease term for up to an additional five years.

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company capitalized $14.5 million as a build-to-suit property within property and equipment, net, and recognized a corresponding build-to-suit lease obligation for the same amount. The Company also recognized, as an additional build-to-suit lease obligation, structural tenant improvements totaling $3.6 million for amounts paid by the landlord and $1.5 million for capitalized interest during the construction period.

A portion of the monthly lease payment will be allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to the rent of the building will be applied to reduce the build-to-suit lease obligation. At December 31, 2014, $0.7 million of the build-to-suit lease obligation representing the expected reduction in the liability over the next twelve months is classified as a current liability and the remaining $18.7 million is classified as a non-current liability on the consolidated balance sheet. Expected reductions (increases) in the build-to-suit lease obligation at December 31, 2014 were as follows:

Years Ending December 31,	Build-To-Suit Lease Obligation
2015	$698
2016	(12)
2017	66
2018	150
2019	241
2020 and thereafter	18,266

Total	$19,409

The amounts included in the table above represent the reductions (increases) in the build-to-suit lease obligation on the Company’s consolidated balance sheet in each of the periods presented. The amount in the terminal period includes the amount to derecognize the build-to-suit lease obligation at the end of the lease term. The expected reductions (increases) in the build-to-suit obligation presented in the table above are impacted by the timing of the completion of the construction project. Actual expected lease payments under the build-to-suit lease obligation are included in Note 14, “Commitments and Contingencies.”

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	December 31,
	2014	2013
Build-to-suit property	$19,544	$—
Leasehold improvements	15,051	12,034
Computer equipment and software	9,499	4,503
Furniture and fixtures	4,667	3,981
Construction in progress	1,360	1,177
Laboratory equipment	735	703

	50,856	22,398
Less: Accumulated depreciation	(9,695)	(5,363)

Total	$41,161	$17,035

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2014	2013
Payroll and payroll-related	$33,272	$23,832
Clinical and preclinical	31,069	34,182
Royalties payable	13,582	6,377
Accounts payable	10,492	3,290
Accrued professional services and other current liabilities	8,913	6,879
Other payable to licensor	5,000	2,500
Taxes payable	2,106	—
Interest payable	1,698	1,698

Total	$106,132	$78,758

Accounts payable represents short-term liabilities for which the Company has received and processed a vendor invoice prior to the end of the reporting period. Accrued expenses and other current liabilities represent, among other things, compensation and related benefits to employees, royalties due to licensors of technologies; cash interest payable related to the Company’s Convertible Notes, estimated amounts due to third party vendors for services rendered prior to the end of the reporting period, invoices received from third party vendors that have not yet been processed, taxes payable, and other accrued items.

NOTE 10. STOCKHOLDERS’ EQUITY

(a) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at December 31, 2014.

(b) Medivation Equity Incentive Plan

The Medivation Equity Incentive Plan, which is stockholder-approved, provides for the issuance of options and other stock-based awards, including restricted stock units, performance share awards and stock appreciation rights, to employees, directors and consultants. The vesting of all outstanding awards under the Medivation Equity Incentive Plan will accelerate, and all such awards will become immediately exercisable, upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan. At December 31, 2014, there were 21,150,000 shares of common stock authorized for issuance under the Medivation Equity Incentive Plan, of which approximately 2.7 million shares of common stock were available for issuance.

Stock Options

The terms of stock options granted under the Medivation Equity Incentive Plan cannot exceed ten years. Stock options generally have an exercise price equal to the fair market value of the Company’s common stock on the grant date, and generally vest over a period of four years except for annual stock option grants to non-employee directors, which vest over a period of one year.

The following table summarizes stock option activity for the year ended December 31, 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2013	6,614,534	$22.12
Granted	957,131	$78.57
Exercised	(2,015,934)	$14.43
Forfeited/expired	(487,774)	$46.13

Outstanding at December 31, 2014	5,067,957	$33.52	6.27	$335.3

Vested and exercisable at December 31, 2014	3,423,815	$19.70	5.16	$273.6

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted-average exercise price of the underlying awards and the closing price per share of $99.61 of the Company’s common stock on December 31, 2014. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on December 31, 2014. The amounts are presented in millions.

Additional information regarding stock options is set forth below (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Intrinsic value of options exercised	$145,842	$35,155	$116,867
Grant-date fair value of options vested	$38,147	$22,278	$10,795
Weighted-average grant-date fair value per share of options granted	$43.35	$30.39	$26.01

Restricted Stock Units

A restricted stock unit is an agreement to issue shares of the Company’s common stock at the time of vesting. Restricted stock units generally vest in three equal installments on approximately the first, second and third anniversaries of the grant date, except for annual restricted stock unit grants to non-employee directors, which vest on approximately the first anniversary of the grant date.

The following table summarizes restricted stock unit activity for the year ended December 31, 2014:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2013	311,347	$52.57
Granted	399,102	$83.55
Vested	(134,865)	$51.85
Forfeited	(92,004)	$63.95

Unvested at December 31, 2014	483,580	$76.20

The total fair value of restricted stock units that vested during the years ended December 31, 2014, 2013, and 2012 was $7.0 million, $11.8 million, and $6.2 million, respectively.

Performance Share Awards

The Company granted performance share awards in 2011 to certain employees pursuant to the terms of the Medivation Equity Incentive Plan. During the year ended December 31, 2012, the compensation committee of the Company’s Board (“Compensation Committee”) certified the actual achievement of performance objectives related to certain performance share awards. As a result, during the year ended December 31, 2012, recipients earned a total of 83,332 shares of common stock that had a fair market value of $4.7 million. In December 2012, the Compensation Committee cancelled all remaining performance share awards covering an aggregate of 41,668 shares of common stock. There were no performance share awards outstanding under the Medivation Equity Incentive Plan at either December 31, 2014 or 2013.

Stock Appreciation Rights

Stock appreciation rights give the holder the right, upon exercise, to receive the difference between the market price per share of the Company’s common stock at the time of exercise and the exercise price of the stock appreciation right. The exercise price of the stock appreciation right is equal to the market price of the Company’s common stock at the date of the grant.

The following table summarizes stock appreciation rights activity for the year ended December 31, 2014:

	Number of Rights	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2013	806,116	$23.98
Granted	—	—
Exercised	(97,994)	$23.50
Forfeited	(19,894)	$23.82

Outstanding at December 31, 2014	688,228	$24.05	6.96	$52.0

Vested and exercisable at December 31, 2014	501,740	$24.07	6.96	$37.9

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted-average exercise price of the underlying awards and the closing price per share of $99.61 of the Company’s common stock on December 31, 2014. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on December 31, 2014. The amounts are presented in millions.

Additional information regarding stock appreciation rights is set forth below (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Intrinsic value of stock appreciation rights exercised	$7,024	$1,090	$—
Fair value of stock appreciation rights vested (based on remeasurement-date fair value)	$6,834	$9,955	$4,307
Weighted-average grant-date fair value per share of stock appreciation rights granted	$—	$—	$14.33
Weighted-average remeasurement-date fair value per share of stock appreciation rights	$—	$—	$32.94

No stock appreciation rights were granted during the years ended December 31, 2014 and 2013.

(c) Medivation Employee Stock Purchase Plan

The Medivation, Inc. 2013 Employee Stock Purchase Plan, or ESPP, which is stockholder approved, permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or end of a purchase period. Eligible employee purchases are limited on an annual basis to $25,000 in accordance with Section 423 of the Internal

Revenue Code. As of December 31, 2014, a total of 3,000,000 shares of the Company’s common stock were authorized for issuance under the ESPP, approximately 34,696 shares are reserved for issuance under the current purchase period, and 90,067 shares have been issued. At December 31, 2014, total employee withholdings for ESPP shares of $1.5 million were recorded in “accounts payable, accrued expenses and other current liabilities” on the consolidated balance sheet.

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

The Black-Scholes assumptions used to estimate the fair value of stock options and stock appreciation rights to employees and directors were as follows:

Years Ended December 31,
	2014	2013	2012
Expected volatility	60-65%	64-75%	66-73%
Expected term (in years)	5.0-5.5	5.2-5.5	5.3-5.5
Risk-free interest rate	1.56-1.79%	0.73-1.64%	0.68-1.01%
Expected dividend yield	—	—	—

No significant stock options or stock appreciation rights were granted to consultants during the periods presented above.

The Black-Scholes assumptions used to estimate the fair value of shares issued under the ESPP on the commencement date of the offering period were as follows:

	Years Ended December 31,
	2014	2013
Expected volatility	43-53%	45%
Expected term (in years)	0.5	0.5
Risk-free interest rate	0.04-0.06%	0.04%
Expected dividend yield	—	—

No ESPP offerings commenced during the year ended December 31, 2012.

Stock-based compensation expense was as follows:

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation expense recognized as:
R&D expenses	$17,913	$16,503	$11,998
SG&A expenses	27,221	20,575	11,680

Total	$45,134	$37,078	$23,678

Unrecognized stock-based compensation expense totaled $77.8 million at December 31, 2014, and is expected to be recognized over a weighted-average period of 2.34 years.

(e) Warrants

At December 31, 2014, an aggregate of 20,000 warrants to purchase shares of Medivation common stock at an exercise price of $6.93 per share were outstanding. These outstanding warrants expire in 2017. During the year ended December 31, 2013, an aggregate of 25,808 warrants to purchase shares of Medivation common stock at an exercise price of $0.78 per share were exercised.

NOTE 11. RETIREMENT PLAN

The Company has a defined contribution savings plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code, or IRC. The 401(k) Plan is for the benefit of all participating employees and permits voluntary contributions by employees up to 100% of their annual pre-tax compensation limited by the Internal Revenue Service, or the IRS, imposed maximum contribution. The Company matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company’s contributions and the employee contributions are fully vested when contributed. The plan assets are held in trust and invested as directed by the plan participants. Employer matching contributions to the plan were $2.7 million, $1.9 million, and $1.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 12. INCOME TAXES

The Company’s income before income tax benefit was $260.2 million for the year ended December 31, 2014. The Company’s loss before income tax expense was $42.5 million and $41.3 million for the years ended December 31, 2013 and 2012, respectively. Since inception, the Company has only generated pre-tax income (losses) in the United States and has not generated any pre-tax income (losses) outside the United States. Income tax benefit (expense) for the periods presented consisted of the following:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$(19,476)	$(7)	$(7)
State	(1,496)	(108)	—

Total current	(20,972)	(115)	(7)
Deferred:
Federal	36,917	—	—
State	313	—	—

Total deferred	37,230	—	—

Total income tax benefit (expense)	$16,258	$(115)	$(7)

During 2014, the Company reduced its current Federal and state taxes payable by $17.0 million related to excess tax benefits from stock-based compensation, offsetting additional paid-in capital. The Company has unrecorded Federal and state excess stock-based compensation tax benefits of $81.4 million (tax-effected) as of December 31, 2014. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.

A reconciliation of the statutory Federal income tax rate of 35% to the Company’s effective income tax rates is as follows:

	Years Ended December 31,
	2014	2013	2012
Federal tax provision at statutory rate	35.0%	35.0%	35.0%
State taxes (net of Federal benefit)	0.4%	1.4%	10.8%
Orphan drug credit	—	—	0.3%
Stock-based compensation	0.1%	(0.2%)	1.5%
Non-deductible officer compensation	0.1%	(1.8%)	(1.9%)
Change in valuation allowance	(40.5%)	(52.1%)	(45.5%)
Research and development credits	(1.5%)	17.1%	—
Other	0.2%	0.3%	(0.2%)

Effective income tax rate	(6.2%)	(0.3%)	0.0%

The Company recorded an income tax benefit of $16.3 million for the year ended December 31, 2014. The provision for income taxes was lower than the tax computed at the U.S. Federal statutory rate due primarily to utilization of net operating loss and tax credit carryforwards and the release of the valuation allowance on a portion of the Company’s net deferred tax assets. The income tax expense for the years ended December 31, 2013 and 2012 was not significant. The difference in the effective tax rate for 2013 as compared to 2012 is primarily attributable to state income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets for Federal and state income taxes are follows:

	December 31,
	2014	2013
Deferred tax assets:
Deferred revenue	$1,005	$6,073
Net operating loss carryforward	9,100	80,620
Stock-based compensation	26,000	21,257
Tax credits	12,098	22,616
Intangible assets	5,259	—
Accruals and reserves	15,247	10,544

Total deferred tax assets	68,709	141,110
Less: valuation allowance	(16,023)	(120,807)

Total net deferred tax assets	52,686	20,303

Deferred tax liabilities
Depreciation	(2,741)	(2,674)
Convertible Notes	(12,792)	(17,629)

Total deferred tax liabilities	(15,533)	(20,303)

Net deferred tax assets	$37,153	$—

Recorded as:
Net current deferred tax assets	$21,987	$5,541
Net non-current deferred tax assets	15,176	—
Net non-current deferred tax liabilities (included in “Other non-current liabilities”)	(10)	(5,541)

Net deferred tax assets	$37,153	$—

As of December 31, 2014, the Company had Federal net operating loss carryforwards for tax return purposes of approximately $160.6 million, which will expire in 2032 and 2033, if not utilized. Also, as of December 31, 2014, the Company had state net operating loss carryforwards for tax return purposes of approximately $240.4 million, which will expire at various dates between the years 2019 and 2033, if not utilized.

The Company has Federal research and development credit and Orphan Drug credit carryforwards of approximately $29.0 million and alternative minimum tax credits of approximately $4.0 million as of December 31, 2014. The Federal research tax credit carryforwards expire between the years 2024 through 2034, if not utilized. The alternative minimum tax credits do not expire. In addition, the Company has California research and development credit carryforwards of approximately $13.8 million as of December 31, 2014. The California research credits do not expire. On December 19, 2014 the Tax Increase Prevention Act of 2014 was signed, renewing the Federal research and development tax credit retroactive to January 1, 2014. ASC 740-10-45-15, “Income Taxes,” requires that the effects of a change in tax laws or rates be recognized in the period that includes the enactment date; consequently, the Company recognized the benefit of the Federal research and development credit during the year ended December 31, 2014.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in IRC Section 382. The Company completed Section 382 studies through December 31, 2013, and concluded that ownership changes occurred in 2004, 2007 and 2010. The ownership changes did not result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership changes occur, the utilization of net operating loss and credit carryforwards could be significantly reduced.

The valuation allowance decreased by $104.8 million in 2014, increased by $22.1 million in 2013 and decreased by $8.0 million in 2012.

The Company records a valuation allowance to reduce deferred tax assets to reflect the net amount that is more likely than not to be realized. Based upon the weight of available evidence at December 31, 2014, the Company determined that it was more likely than not that a portion of its deferred tax assets would be realizable and consequently released the valuation allowance against Federal and certain state net deferred tax assets and recorded a discrete tax benefit of $33.4 million during the fourth quarter of 2014. The decision to reverse a portion of the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to the historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, forecasted future taxable income, and significant risk and uncertainty related to forecasts. The release of the valuation allowance resulted in the recognition of certain deferred net tax assets and a decrease to income tax expense.

The following table summarizes activity related to the Company’s gross unrecognized tax positions:

	December 31,
	2014	2013	2012
Balance as of beginning of year	$5,955	$4,602	$3,936
Additions based on tax positions related to the current year	6,439	702	400
Additions based on tax position related to prior year	—	660	270
Decreases based on tax positions related to prior year	(27)	(9)	(4)

Balance as of end of year	$12,367	$5,955	$4,602

Approximately $6.7 million of the total gross unrecognized tax benefits at December 31, 2014, if recognized, would affect the effective tax rate. The Company does not anticipate a material change in unrecognized tax benefits during the next twelve months.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense as incurred. The interest expense related to uncertain tax positions in the income tax expense line of the Company’s consolidated statements of operations was not significant during 2014, 2013, and 2012. Interest related to income tax matters accrued as of December 31, 2014 and 2013 was not significant.

As a result of the Company’s net operating loss and tax credit carryforwards, all of its tax years are subject to Federal and state examination. The Company’s Federal income tax returns were audited by the Internal Revenue Service for tax years 2008 and 2012 and resulted in no material adjustments. The Company’s 2009 and 2010 California income tax returns are currently under audit by the California tax authorities. The Company believes that it has adequately provided for any reasonable foreseeable outcomes related to its Federal and California income tax returns.

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

NOTE 13. FAIR VALUE MEASUREMENTS

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

•

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Unobservable inputs are used when little or no market data are available. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
December 31, 2014:
Cash equivalents:
Money market funds	$189,031	$189,031	—	—
Current liabilities:
Contingent consideration	$10,000	—	—	$10,000
Long-term liabilities:
Contingent consideration	$96,000	—	—	$96,000

December 31, 2013:
Cash equivalents:
Money market funds	$189,092	$189,092	—	—

The fair value of contingent consideration related to an acquisition was estimated utilizing a model with key assumptions that included estimated revenues or completion of certain development and sales milestone targets during the earn-out period, volatility, and estimated discount rates corresponding to the periods of expected payments. The estimated fair value of the contingent consideration liability is remeasured at each reporting period based upon increases or decreases in the probability of the contingent payments, as well as the discount rate. Changes in the estimated fair value of contingent consideration are reflected as non-cash adjustments to operating expenses in the consolidated statements of operations. Additional information regarding the acquisition is included in Note 4, “Business Acquisition.”

The following table presents the total balance of the Company’s other financial instruments that are not measured at fair value on a recurring basis.

		Fair value measurements using:
	Total Balance	Level 1	Level 2	Level 3
December 31, 2014:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$313,646	$313,646	—	—
Liabilities:
Convertible Notes	$359,219	—	$359,219	—

December 31, 2013:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$39,696	$39,696	—	—
Liabilities:
Convertible Notes	$277,145	—	$277,145	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivable from collaboration partner, accounts payable, and accrued expenses and other current liabilities approximate their carrying value.

The estimated fair value of the Company’s Convertible Notes, including the equity component, was $496.8 million and $383.3 million at December 31, 2014 and 2013, respectively, and was determined using recent trading prices of the Convertible Notes. The fair value of the Convertible Notes included in the table above represents only the liability component of the Convertible Notes, because the equity component is included in stockholders’ equity on the consolidated balance sheets. For purposes of the table above, the fair value of the Convertible Notes was bifurcated between the debt and equity components in a ratio similar to the principal amounts of the Convertible Notes.

NOTE 14. COMMITMENTS AND CONTINGENCIES

(a) Leases

The Company leases approximately 142,000 square feet of office space, including 127,000 square feet of office space at its corporate headquarters, pursuant to operating lease agreements expiring at various dates through December 2019. The Company has the option to extend the lease term of its corporate headquarters for an additional five years.

Future operating lease obligations as of December 31, 2014, are as follows:

Years Ending December 31,	Operating Leases
2015	$8,008
2016	8,170
2017	8,334
2018	8,499
2019	4,431
2020 and thereafter	—

Total	$37,442

The Company is considered the “accounting owner” for a build-to-suit property and has recorded a build-to-suit lease obligation on its December 31, 2014 consolidated balance sheet. Additional information regarding the build-to-suit lease obligation is included in Note 7, “Build-To-Suit Lease Obligation.”

Expected future lease payments under the build-to-suit lease as of December 31, 2014 are as follows:

Years Ending December 31,	Expected Cash Payments Under Build- To-Suit Lease Obligation
2015	$2,435
2016	2,538
2017	2,614
2018	2,692
2019	2,773
2020 and thereafter	14,162

Total minimum lease payments	$27,214

Rent expense for the years ended December 31, 2014, 2013, and 2012 was $8.1 million, $5.2 million, and $4.6 million, respectively. In addition to the amounts included in the tables above, certain lease agreements also require the Company to make additional payments during the lease term for taxes, insurance, and other operating expenses.

(b) Restricted Cash

The Company had outstanding letters of credit collateralized by restricted cash totaling $11.8 million and $9.9 million at December 31, 2014 and 2013, respectively, to secure various operating leases. At December 31, 2014, $0.2 million and $11.6 million of restricted cash associated with these letters of credit were classified as current and long-term assets, respectively, on the consolidated balance sheets. At December 31, 2013, $9.9 million of restricted cash associated with these letters of credit was classified as long-term assets on the consolidated balance sheets.

(c) License Agreement with UCLA

Under an August 2005 license agreement with UCLA, the Company’s subsidiary Medivation Prostate Therapeutics, Inc. holds an exclusive worldwide license under several UCLA patents and patent applications covering XTANDI and related compounds. Under the Astellas Collaboration Agreement, the Company granted Astellas a sublicense under the patent rights licensed to it by UCLA.

The Company is required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon achievement of certain development and regulatory milestone events with respect to XTANDI (all of which has been paid as of December 31, 2014), (c) ten percent of all Sublicensing Income, as defined in the agreement, which the Company earns under the Astellas Collaboration Agreement, and (d) a four percent royalty on global net sales of XTANDI, as defined. Under the terms of the Astellas Collaboration Agreement, the Company shares this royalty obligation equally with Astellas with respect to sales in the United States, and Astellas is responsible for this entire royalty obligation with respect to sales outside of the United States. The Company is currently involved in litigation with UCLA, which are discussed in the section titled “Litigation” below.

UCLA may terminate the agreement if the Company does not meet a general obligation to diligently proceed with the development, manufacturing and sale of licensed products, or if it commits any other uncured material breach of the agreement. The Company may terminate the agreement at any time upon advance written notice to UCLA. If neither party terminates the agreement early, the agreement will continue in force until the expiration of the last-to-expire patent on a country-by-country basis.

(d) Clinical Manufacturing Agreements

Manufacturing Services and Supply Agreement with CureTech Ltd.

Contemporaneous with the execution of the License Agreement with CureTech described in Note 4, “Business Acquisition,” the Company entered into a Manufacturing Services and Supply Agreement, or MSA, with CureTech pursuant to which CureTech will provide clinical trial supply of pidilizumab over a three year period. In accordance with the terms of the MSA, the Company paid CureTech an upfront fee of $3.0 million during the fourth quarter of 2014, which has been recorded in R&D expense in the consolidated statement of operations for the year ended December 31, 2014. The Company is required to pay CureTech a one-time milestone payment of $5.0 million upon the completion of the Manufacturing Technology Transfer, as defined. In accordance with the terms of the MSA, the Company is also responsible for providing Manufacturing Funding totaling up to $19.3 million for clinical trial materials of pidilizumab over the three-year term of the MSA. The Manufacturing Funding is contingent upon the successful achievement of the requirements set forth in the Manufacturing Plan, and any such amounts may be reduced or eliminated by the Company under the terms of the MSA.

The MSA shall commence on the Effective Date and, shall continue in force and effect until the earlier of (i) the termination of the License Agreement by the Company, or (ii) unless earlier terminated in accordance with the MSA, the third anniversary of the Effective Date. The MSA may be renewed by mutual agreement of the Parties for additional terms of one (1) year or such other time periods as the Parties may agree, upon at least six (6) months notice of such renewal. If CureTech fails to deliver minimum quantities of clinical product supply of the Licensed Molecule, the Company may terminate by written notice to CureTech any or all current and future manufacturing and supply obligations.

The Company considered the guidance in ASC 805-10-55-18, “Business Combinations—Determining What is Part of the Business Combination Transaction,” and concluded that the $5.0 million milestone payment to CureTech upon completion of the Manufacturing Technology Transfer is contingent consideration under the acquisition model and therefore is included in determining the acquisition date fair value of the consideration transferred to CureTech under the License Agreement described in Note 4, “Business Acquisition.”

Development and Manufacturing Services Agreement

During the fourth quarter of 2014, the Company entered into a Development and Manufacturing Services Agreement with a third party clinical manufacturing organization. The term of the agreement is for the longer of (i) a period of five (5) years or (ii) through the completion of the Services, as defined. Under the current statement of work under this agreement, the Company intends to transfer the current manufacturing process of pidilizumab from CureTech to this third party, further scale up and production of Phase 3 clinical trial material of pidilizumab from this entity’s manufacturing facility. The estimated total consideration under the current statement of work is approximately $14.8 million and is currently estimated to be completed in approximately 18 months. The Company will record payments pursuant to this statement of work as R&D expense in the consolidated statements of operations in the period in which the services have been performed.

(e) Research and License Agreement

In March 2014, the Company entered into a Research and License Agreement with a third party. Under the terms of the agreement, the Company paid a $12.0 million license and research agreement fee which is recorded in R&D expense in the consolidated statement of operations for the year ended December 31, 2014. The Company could also be required to pay potential future development and sales milestone payments, subject to the achievement of defined clinical and commercial events, and royalties based on sales. Such future milestone and royalty payments are contingent upon future events that may or may not materialize.

(f) Litigation

The Company is party to legal proceedings, investigations, and claims in the ordinary course of its business, including the matters described below. The Company records accruals for outstanding legal matters when it believes that it is both probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in significant legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made. In addition, in accordance with the relevant authoritative guidance, for matters for which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect. Gain contingencies, if any, are recorded as a reduction of expense when they are realized.

In May 2011, the Company filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents, and one of its professors, alleging breach of contract and fraud claims, among others. The Company’s allegations in this lawsuit include that it has exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat the non-metastatic CRPC population. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, the Company filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. The Company seeks remedies including a declaration that it is the proper licensee of ARN-509, contractual remedies conferring to it exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against the Company seeking declaratory relief which, if granted, would require the Company to share with the Regents ten percent of any sales milestone payments it may receive under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. Under the Astellas Collaboration Agreement, the Company is eligible to receive up to $320.0 million in sales milestone payments. As of December 31, 2014, the Company has earned $75.0 million in sales milestones under the Astellas Collaboration Agreement, of which $50.0 million was earned in 2014 and $25.0 million was earned in 2013. The Company recorded expense of $5.0 million and $2.5 million during 2014, and 2013, respectively, within SG&A, representing 10% of the sales milestone amounts earned from Astellas. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, the Company filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has been concluded. The bench trial of the Regent’s cross-complaint against the Company was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which the Company appealed on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of the Company’s breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of Medivation on the breach of contract claim, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment for the prevailing party Medivation on the contract claim, and entering judgment in favor of the Regents professor on the fraud claims. The Company’s notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. On October 17, 2014, the briefing in Medivation’s appeal of the summary judgment order and cross-complaint order in favor of Regents, as well as its appeal of the judgment on the fraud claims against the Regents professor commenced. On October 24, 2014, the court of appeals issued an order consolidating all of these appeals for hearing and consideration purposes, so the appeals will be heard and considered together once the briefing is completed.

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

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited quarterly results of operations of the Company for the years ended December 31, 2014 and 2013, respectively. The unaudited financial information is prepared on the same basis as the audited consolidated financial statements. The Company’s operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2014:
Collaboration revenue	$87,189	$148,090	$200,478	$274,730
Operating expenses	$(95,654)	$(93,139)	$(108,595)	$(131,253)
Income (loss) from operations	$(8,465)	$54,951	$91,883	$143,477
Net income (loss)	$(13,665)	$47,919	$77,993	$164,205
Basic net income (loss) per common share	$(0.18)	$0.63	$1.01	$2.11
Diluted net income (loss) per common share	$(0.18)	$0.60	$0.96	$1.96
Weighted-average common shares used in the calculation of basic net income (loss) per common share	76,245	76,577	77,056	77,822
Weighted-average common shares used in the calculation of diluted net income (loss) per common share	76,245	80,491	81,223	85,756

2013:
Collaboration revenue	$46,154	$70,149	$60,027	$96,612
Operating expenses	$(68,476)	$(70,095)	$(68,025)	$(88,587)
Income (loss) from operations	$(22,322)	$54	$(7,998)	$8,025
Net income (loss)	$(27,170)	$(4,898)	$(13,313)	$2,768
Basic net income (loss) per common share	$(0.36)	$(0.07)	$(0.18)	$0.04
Diluted net income (loss) per common share	$(0.36)	$(0.07)	$(0.18)	$0.03
Weighted-average common shares used in the calculation of basic net income (loss) per common share	74,824	75,013	75,255	75,560
Weighted-average common shares used in the calculation of diluted net income (loss) per common share	74,824	75,013	75,255	79,912

Net income (loss) per common share amounts for the 2014 and 2013 quarters and full years have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average shares outstanding during each quarter due to the effect of potentially dilutive securities only in the periods in which such effect would be dilutive.

Exhibit Index

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-32836	3.4		10/17/2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Designation of Series C Junior Participating Preferred Stock of Medivation, Inc.	8-K	001-32836	3.1		2/13/2015

3.3	Amended and Restated Bylaws of Medivation, Inc.	8-K	001-32836	3.2		2/13/2015

4.1	Common Stock Certificate.	10-Q	001-32836	4.1		5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1		12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1		3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior note due 2017).	8-K	001-32836	4.2		3/19/2012

10.1*	Amended and Restated 2004 Equity Incentive Award Plan.	8-K	001-32836	10.1		7/1/2014

10.2*	Form of Stock Option Agreement under the 2004 Equity Incentive Award Plan (for use from July 1, 2004 through October 6, 2013).	10-KSB	000-20837	10.7	(b)	2/11/2005

10.3*	Form of Stock Option Agreement for Early Exercisable Options under the Amended and Restated 2004 Equity Incentive Award Plan.	10-KSB	000-20837	10.7	(c)	2/11/2005

10.4**	The Exclusive License Agreement, by and among Medivation, Inc., the Regents of the University of California, and Medivation Prostate Therapeutics, Inc., dated as of August 12, 2005.	10-Q	001-32836	10.1		11/12/2013

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5	First Amendment to Exclusive License Agreement by and among Medivation, Inc., the Regents of the University of California, and Medivation Prostate Therapeutics, Inc., dated as of November 4, 2005.					X

10.6	Second Amendment to Exclusive License Agreement by and among Medivation, Inc., the Regents of the University of California, and Medivation Prostate Therapeutics, Inc., dated as of May 8, 2006.					X

10.7	Third Amendment to Exclusive License Agreement by and among Medivation, Inc., the Regents of the University of California, and Medivation Prostate Therapeutics, Inc., dated as of June 12, 2006.					X

10.8	Fourth Amendment to Exclusive License Agreement by and among Medivation, Inc., the Regents of the University of California, and Medivation Prostate Therapeutics, Inc., dated as of July 17, 2007.					X

10.9	Fifth Amendment to Exclusive License Agreement by and among Medivation, Inc., the Regents of the University of California, and Medivation Prostate Therapeutics, Inc., dated as of October 21, 2009.					X

10.10*	Change of Control Severance Benefits Agreement, dated as of February 2, 2009, between Medivation, Inc. and David Hung, M.D.	10-K	001-32836	10.11	3/16/2009

10.11*	Form of Medivation, Inc. Change of Control Severance Benefits Agreement.	10-K	001-32836	10.13	3/16/2009

10.12**	Collaboration Agreement, dated as of October 26, 2009, by and between Medivation, Inc. and Astellas US LLC.	10-K/A	001-32836	10.15	3/24/2014

10.13**	Amendment No. 1 to Collaboration Agreement, dated January 1, 2010, by and among Medivation, Inc., Astellas Pharma Inc. and Astellas US LLC.	10-Q	001-32836	10.1	8/9/2011

10.14**	Amendment No. 2 to Collaboration Agreement, dated May 13, 2011, by and among Medivation, Inc., Astellas Pharma Inc. and Astellas US LLC.	10-Q/A	001-32836	10.2	3/24/2014

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15	Amendment No. 3 to Collaboration Agreement, dated April 1, 2013, by and among Medivation, Inc., Astellas Pharma Inc., and Astellas US LLC.					X

10.16	Amendment No. 4 to Collaboration Agreement, dated October 29, 2013, by and among Medivation, Inc., Astellas Pharma Inc., and Astellas US LLC.					X

10.17	Amendment No. 5 to Collaboration Agreement, dated May 6, 2014, by and among Medivation, Inc., Astellas Pharma Inc., and Astellas US LLC.					X

10.18*	Compensation Information for Non-Employee Directors.	8-K	001-32836	10.1	4/29/2013

10.19**	Exclusive License Agreement, dated as of August 12, 2005, as amended through October 21, 2009, by and between Medivation, Inc. and The Regents of the University of California.	10-Q/A	001-32836	10.18	8/20/2010

10.20*	2013 Bonuses and 2014 Base Salaries for Certain Executive Officers.	8-K	001-32836	10.1	2/10/2014

10.21*	2014 Target Bonuses for Certain Executive Officers.	8-K	001-32836	10.2	2/10/2014

10.22*	2014 Bonuses, 2015 Base Salaries, and Equity Awards for Certain Executive Officers.	8-K	001-32836	Item 5.02	2/13/2015

10.23*	Form of Restricted Stock Unit Grant Notice and Agreement under the 2004 Amended and Restated Equity Incentive Award Plan (for use from December 10, 2010 through October 6, 2013).	10-K	001-32836	10.22	3/16/2011

10.24*	Form of Indemnification Agreement for directors and officers.	10-K	001-32836	10.25	2/29/2012

10.25*	Transition and Separation Agreement, dated March 13, 2014, by and between Medivation, Inc. and Stephen Kelsey.	10-Q	001-32836	10.4	5/8/2014

10.26*	Offer Letter, dated February 28, 2014, by and between Medivation, Inc. and Rick Bierly, as amended March 3, 2014.	10-Q	001-32836	10.3	5/8/2014

10.27*	Offer Letter, dated November 10, 2014 by and between Medivation Field Solutions, Inc. and Joseph Lobacki.					X

10.28*	Consulting Agreement, dated July 14, 2014, by and between Medivation, Inc. and Dawn Svoronos.	10-Q	001-32836	10.2	11/6/2014

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.29*	Amendment to Consulting Agreement, dated October 14, 2014, by and between Medivation, Inc., and Dawn Svoronos.					X

10.30*	Cheryl Cohen Separation Agreement.	10-Q	001-32836	10.1	11/6/2014

10.31	Office Lease, dated as of December 28, 2011, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.	10-K	001-32836	10.27	2/29/2012

10.32	First Amendment to Office Lease, dated as of December 28, 2011, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.					X

10.33	Second Amendment to Lease, dated as of July 6, 2012, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.	10-Q	001-32836	10.2	11/9/2012

10.34	Third Amendment to Lease, dated as of September 27, 2012, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.	10-Q	001-32836	10.3	11/9/2012

10.35	Fourth Amendment to Lease, dated as of June 26, 2013, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.	10-Q	001-32836	10.2	8/8/2013

10.36	Fifth Amendment to Lease, dated as of February 12, 2014, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.	10-Q	001-32836	10.2	8/7/2014

10.37*	The Medivation, Inc. Employee Stock Purchase Plan.	8-K	001-32836	10.1	7/1/2013

10.38*	The Medivation, Inc. 2013 Cash Performance Incentive Plan.	8-K	001-32836	10.3	7/1/2013

10.39*	Form of Stock Option Grant Notice and Non-Qualified Stock Option Agreement under the Amended and Restated 2004 Equity Incentive Plan (for use after October 6, 2013).					X

10.40*	Form of Restricted Stock Unit Grant Notice and Agreement under the Amended and Restated 2004 Equity Incentive Plan (for use from October 7, 2013 through December 11, 2014).					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.41*	Form of Restricted Stock Unit Grant Notice and Agreement under the Amended and Restated 2004 Equity Incentive Plan (for use after December 11, 2014).					X

12.1	Computation of Ratio of Earnings to Fixed Charges.					X

21.1	Subsidiaries of Medivation, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page).					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted with respect to certain portions of this exhibit.
†	The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.