Form 10-Q
period 2015-03-31
MEDIVATION, INC.
filed 2015-05-07
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 1, 2015, 78,694,031 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$568,636	$502,677
Receivable from collaboration partner	126,613	184,737
Deferred income tax assets	20,035	21,987
Prepaid expenses and other current assets	12,821	12,264
Restricted cash	930	203

Total current assets	729,035	721,868
Property and equipment, net	42,031	41,161
Intangible assets	101,000	101,000
Deferred income tax assets, non-current	18,531	15,176
Restricted cash, net of current	12,409	11,562
Goodwill	10,000	10,000
Other non-current assets	11,845	10,852

Total assets	$924,851	$911,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$91,965	$106,132
Contingent consideration	10,000	10,000
Deferred revenue	1,411	2,822
Current portion of build-to-suit lease obligation	469	698

Total current liabilities	103,845	119,652
Convertible Notes, net of unamortized discount of $32,993 and $36,598 at March 31, 2015 and December 31, 2014, respectively	225,007	222,140
Contingent consideration	100,000	96,000
Build-to-suit lease obligation, excluding current portion	19,240	18,711
Other non-current liabilities	5,705	5,817

Total liabilities	453,797	462,320
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 170,000,000 shares authorized; 78,621,483 and 78,117,227 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	786	781
Additional paid-in capital	531,095	506,227
Accumulated deficit	(60,827)	(57,709)

Total stockholders’ equity	471,054	449,299

Total liabilities and stockholders’ equity	$924,851	$911,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Collaboration revenue	$129,188	$87,189
Operating expenses:
Research and development expenses	44,676	45,919
Selling, general and administrative expenses	83,939	49,735

Total operating expenses	128,615	95,654

Income (loss) from operations	573	(8,465)
Other income (expense), net:
Interest expense	(5,608)	(5,230)
Interest income	11	9
Other income (expense), net	126	(38)

Total other income (expense), net	(5,471)	(5,259)

Loss before income tax benefit	(4,898)	(13,724)
Income tax benefit	1,780	59

Net loss	$(3,118)	$(13,665)

Basic and diluted net loss per common share	$(0.04)	$(0.18)

Weighted average common shares used in the calculation of basic and diluted net loss per common share	78,318	76,245

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,118)	$(13,665)
Adjustments for non-cash operating items:
Stock-based compensation	13,372	9,661
Change in fair value of contingent purchase consideration	4,000	—
Amortization of debt discount and debt issuance costs	3,910	3,532
Depreciation on property and equipment	1,531	1,064
Amortization of deferred revenue	(1,411)	(4,233)
Change in deferred income taxes	(1,402)	—
Asset impairment and other charges	73	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	58,124	13,959
Prepaid expenses and other current assets	(520)	3,121
Other non-current assets	(1,335)	(4,806)
Accounts payable, accrued expenses and other current liabilities	(17,587)	(2,687)
Interest payable	1,698	1,698
Other non-current liabilities	(113)	(255)

Net cash provided by operating activities	57,222	7,389

Cash flows from investing activities:
Change in restricted cash	(1,574)	(2,073)
Purchases of property and equipment	(956)	(1,645)

Net cash used in investing activities	(2,530)	(3,718)

Cash flows from financing activities:
Proceeds from issuance of common stock under equity incentive and stock purchase plans	11,502	9,010
Reduction of build-to-suit lease obligation	(227)	—
Repayment of Convertible Notes	(8)	—

Net cash provided by financing activities	11,267	9,010

Net increase in cash and cash equivalents	65,959	12,681
Cash and cash equivalents at beginning of period	502,677	228,788

Cash and cash equivalents at end of period	$568,636	$241,469

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Interest capitalized during construction period for build-to-suit lease transactions	$527	—
Property and equipment expenditures incurred but not yet paid	$918	$385

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Medivation, Inc. (the “Company” or “Medivation”) is a biopharmaceutical company focused on the development and commercialization of medically innovative therapies to treat serious diseases for which there are limited treatment options. Through the Company’s collaboration with Astellas Pharma, Inc. or Astellas, it has one commercial product, XTANDI® (enzalutamide) capsules, or XTANDI. XTANDI has received marketing approval in the United States, Europe, and numerous other countries worldwide for the treatment of patients with metastatic castration-resistant prostate cancer, or mCRPC, and in Japan for the treatment of patients with castration-resistant prostate cancer, or CRPC. Since its launch in the United States in September 2012, and subsequent launch in additional countries, XTANDI’s worldwide net sales (as reported by Astellas) were approximately $1.9 billion through March 31, 2015. The Company and Astellas are also conducting investigational studies of enzalutamide in prostate cancer and in advanced breast cancer. Under the Company’s collaboration agreement with Astellas, it shares with Astellas equally all profits (losses) related to U.S. net sales of XTANDI. The Company also receives royalties ranging from the low teens to the low twenties on ex-U.S. XTANDI net sales and certain milestone payments upon the achievement of defined development and sales events.

The Company seeks to become a global fully-integrated biopharmaceutical company through the continued commercialization of XTANDI, the acquisition or in-license and development and commercialization of other product opportunities, and through the advancement of its own proprietary research and development programs. The Company expects that its future growth may come from both internal research efforts and third party business development activities. In the fourth quarter of 2014, the Company licensed exclusive worldwide rights to pidilizumab (which is referred to as MDV9300), an immune modulatory, anti-Programmed Death-1 (PD-1) monoclonal antibody for all potential indications from CureTech, Ltd., or CureTech. Under the license agreement, the Company is responsible for all development, regulatory, manufacturing, and commercialization activities for MDV9300. The Company currently anticipates that it may initiate a Phase 3 clinical trial evaluating MDV9300 in one or more hematologic malignancies as early as in 2015. The Company is also considering evaluating MDV9300 in other indications, including but not limited to in combination with enzalutamide in breast and prostate cancer. In addition, the Company’s internal research and discovery efforts are focused, among other areas, in oncology and neurology.

The Company has incurred cumulative net losses of $60.8 million from inception through March 31, 2015, and may incur substantial costs in the foreseeable future as it continues to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide, MDV9300 and its early-stage programs, potential business development activities, and its corporate overhead costs. The Company has funded its operations primarily through public offerings of its common stock, the issuance of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, from upfront, milestone, and cost-sharing payments under collaboration agreements, and subsequent to September 13, 2012, from collaboration revenue related to XTANDI net sales. As of March 31, 2015, the Company may earn up to $245.0 million of remaining sales milestones under the Astellas Collaboration Agreement.

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

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or SEC, on February 25, 2015. The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company operates in one business segment.

All tabular disclosures of dollar and share amounts are presented in thousands unless otherwise indicated. All per share amounts are presented at their actual amounts. The number of shares issuable under the Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, and the Medivation, Inc. 2013 Employee Stock Purchase Plan, or ESPP, disclosed in Note 10, “Stockholders’ Equity,” are presented at their actual amounts unless otherwise indicated. Amounts presented herein may not calculate or sum precisely due to rounding.

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

Significant estimates and assumptions used by management principally relate to revenue recognition, including reliance on third party information, estimating the performance periods of the Company’s deliverables under collaboration agreements, and estimating the various deductions from gross sales to calculate net sales of XTANDI. Additionally, significant estimates and assumptions used by management include those related to contingent purchase consideration, intangible assets, goodwill, the Convertible Notes, determining whether the Company is the primary beneficiary of any variable interest entities, leases, taxes, research and development and other accruals, and share-based compensation.

(c) Significant Accounting Policies

Reference is made to Note 2, “Summary of Significant Accounting Policies,” included in the notes to the Company’s audited consolidated financial statements included in its Annual Report. As of the date of the filing of this Quarterly Report on Form 10-Q, or Quarterly Report, there were no significant changes to the significant accounting policies described in the Company’s Annual Report.

(d) New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The ASU requires retrospective adoption and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact the adoption of the ASU will have on its consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” The amended guidance provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with voting interest entities through fee arrangements and related party relationships. The amended guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period. The Company is currently evaluating the effect, if any, that the amended guidance will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when (or as) each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

NOTE 3. COLLABORATION AGREEMENT

(a) Collaboration Agreement with Astellas

In October 2009, the Company entered into a collaboration agreement with Astellas, or the Astellas Collaboration Agreement, pursuant to which it is collaborating with Astellas to develop and commercialize XTANDI globally. Under the agreement, decision making and economic participation differs between the U.S. market and the ex-U.S. market. In the United States, decisions are generally made by consensus, pre-tax profits and losses are shared equally, and, subject to certain exceptions, development and commercialization costs (including cost of goods sold and the royalty on net sales payable to The Regents of the University of California (“UCLA” or “the Regents”) under the Company’s license agreement with UCLA) are also shared equally. The primary exceptions to equal cost sharing in the U.S. market are that each party is responsible for its own commercial full-time equivalent, or FTE, costs, and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company and Astellas are co-promoting XTANDI in the U.S. market, with each company providing half of the sales and medical affairs effort in support of the product. Both the Company and Astellas are entitled to receive a fee for each qualifying detail made by its respective sales representatives. Outside the United States, decisions are generally made by Astellas and all development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA) are borne by Astellas. Astellas retains all ex-U.S. profits and losses, and pays the Company a tiered royalty ranging from the low teens to the low twenties on the aggregate net sales of XTANDI outside the United States, or ex-U.S. XTANDI net sales. Astellas has sole responsibility for promoting XTANDI outside the United States and for recording all XTANDI net sales both inside and outside the United States. Both the Company and Astellas have agreed not to commercialize certain other products having a similar mechanism of action (as defined by the Astellas Collaboration Agreement) as XTANDI for the treatment of prostate cancer for a specified time period, subject to certain exceptions.

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, upfront cash payment of $110.0 million in the fourth quarter of 2009. The Company is also eligible to receive up to $335.0 million in development milestone payments and up to $320.0 million in sales milestone payments. As of March 31, 2015, the Company has earned all of the $335.0 million in development milestone payments and $75.0 million of the sales milestone payments under the Astellas Collaboration Agreement. The Company expects that any of the remaining $245.0 million in sales milestone payments that the Company may earn in future periods will be recognized as revenue in their entirety in the period in which the underlying milestone event is achieved. The triggering events for the sales milestone payments are as follows:

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

(b) Collaboration Revenue

Collaboration revenue consists of three components: (a) collaboration revenue related to U.S. XTANDI net sales; (b) collaboration revenue related to ex-U.S. XTANDI net sales; and (c) collaboration revenue related to upfront and milestone payments.

Collaboration revenue was as follows:

	Three Months Ended March 31,
	2015	2014
Collaboration revenue:
Related to U.S. XTANDI net sales	$112,010	$62,225
Related to ex-U.S. XTANDI net sales	15,767	5,731
Related to upfront and milestone payments	1,411	19,233

Total	$129,188	$87,189

The Company is required to pay UCLA ten percent of all Sublicensing Income, as defined in its license agreement with UCLA. The Company is currently involved in litigation with UCLA regarding certain terms of the license agreement and other matters, which are discussed in Note 13, “Commitments and Contingencies.”

Collaboration Revenue Related to U.S. XTANDI Net Sales

Under the Astellas Collaboration Agreement, Astellas records all U.S. XTANDI net sales. The Company and Astellas share equally all pre-tax profits and losses from U.S. XTANDI net sales. Subject to certain exceptions, the Company and Astellas also share equally all XTANDI development and commercialization costs attributable to the U.S. market, including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA. The primary exceptions to 50/50 cost sharing are that each party is responsible for its own commercial FTE costs and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company recognizes collaboration revenue related to U.S. XTANDI net sales in the period in which such sales occur. Collaboration revenue related to U.S. XTANDI net sales consists of the Company’s share of pre-tax profits and losses from U.S. XTANDI net sales, plus reimbursement of the Company’s share of reimbursable U.S. development and commercialization costs. The Company’s collaboration revenue related to U.S. XTANDI net sales in any given period is equal to 50% of U.S. XTANDI net sales as reported by Astellas for the applicable period.

Collaboration revenue related to U.S. XTANDI net sales was as follows:

	Three Months Ended March 31,
	2015	2014
U.S. XTANDI net sales (as reported by Astellas)	$224,020	$124,451
Shared U.S. development and commercialization costs	(110,313)	(77,707)

Pre-tax U.S. profit	$113,707	$46,744

Medivation’s share of pre-tax U.S. profit	$56,853	$23,372
Reimbursement of Medivation’s share of shared U.S. costs	55,157	38,853

Collaboration revenue related to U.S. XTANDI net sales	$112,010	$62,225

Collaboration Revenue Related to Ex-U.S. XTANDI Net Sales

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI net sales. Astellas is responsible for all development and commercialization costs for XTANDI outside the United States, including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA, and pays the Company a tiered royalty ranging from the low teens to the low twenties on net ex-U.S. XTANDI net sales. The Company recognizes collaboration revenue related to ex-U.S. XTANDI net sales in the period in which such sales occur. Collaboration revenue related to ex-U.S. XTANDI net sales consists of royalties from Astellas on those sales.

Collaboration revenue related to ex-U.S. XTANDI net sales was $15.8 million and $5.7 million for the three months ended March 31, 2015 and 2014, respectively.

Collaboration Revenue Related to Upfront and Milestone Payments

Collaboration revenue related to upfront and milestone payments from Astellas was as follows:

	Three Months Ended March 31,
	2015	2014
Development milestones earned	$—	$15,000
Amortization of deferred upfront and development milestones	1,411	4,233

Total	$1,411	$19,233

Deferred revenue under the Astellas Collaboration Agreement was $1.4 million and $2.8 million at March 31, 2015, and December 31, 2014, respectively.

(c) Cost-Sharing Payments

Under the Astellas Collaboration Agreement, the Company and Astellas share certain development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA) in the United States. For the three months ended March 31, 2015 and 2014, development cost sharing payments from Astellas were $13.8 million and $15.9 million, respectively, and were recorded as reductions in research and development, or R&D, expenses. For the three months ended March 31, 2015 and 2014, commercialization cost-sharing payments to Astellas were $20.1 million and $7.6 million, respectively, and were recorded as increases in selling, general, and administrative, or SG&A, expenses.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

In the fourth quarter of 2014, the Company entered into a License Agreement with CureTech, pursuant to which it licensed exclusive worldwide rights to CureTech’s late-stage clinical molecule, MDV9300. The Company concluded that the in-license transaction is an acquisition of a business in accordance with Accounting Standards Codification, or ASC, 805-10, “Business Combinations.” The transaction resulted in identifiable intangible assets of $101.0 million consisting entirely of in-process research and development, or IPR&D, and goodwill of $10.0 million. The Company accounts for IPR&D as indefinite-lived intangible assets until regulatory approval or discontinuation at which time the Company evaluates impairment, converts the carrying value into a definite-lived intangible asset and determines the economic life for amortization purposes. The Company assesses the impairment of intangible assets and goodwill on an annual basis or more frequently whenever events or changes in circumstances may indicate that the carrying value might not be recoverable. There were no changes to the carrying value of goodwill or indefinite-lived intangible assets during the three months ended March 31, 2015.

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

In periods where the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal. The Convertible Notes can be settled in common stock, cash, or a combination thereof, at the Company’s election. During periods of net income, the Company’s intent and ability to settle the Convertible Notes in cash could impact the computation of diluted net income per common share.

Approximately 11.4 million and 12.6 million potentially dilutive common shares have been excluded from the diluted net loss per common share computations for the three months ended March 31, 2015 and 2014, respectively, because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss in each of these periods.

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

Prior to April 6, 2015, the Convertible Notes were not redeemable. On or after April 6, 2015, the Company may elect to redeem for cash all or a part of the Convertible Notes if the closing sale price of its common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day preceding the date it provides notice of the redemption exceeds 130% of the conversion price in effect on each such trading day, subject to certain conditions. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding the redemption date. If a fundamental change (as defined in the Indenture) occurs prior to the maturity date, holders may require the Company to purchase for cash all or any portion of the Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

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

At March 31, 2015, the Convertible Notes met a requirement of convertibility because the Company’s common stock price was in excess of the stated conversion premium for at least 20 trading days in the period of 30 consecutive trading days ending on March 31, 2015. The Convertible Notes remain convertible through June 30, 2015. Convertibility of the Convertible Notes based on the trading price of the Company’s common stock is assessed on a calendar-quarter basis. Upon a conversion of the Convertible Notes, the Company is required to pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of both, at the Company’s election. As of March 31, 2015, the conversion rate was 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock. The conversion rate is subject to adjustment in certain events, such as distribution of dividends and stock splits. In addition, upon a Make-Whole Adjustment Event (as defined in the Indenture), the Company will, under certain circumstances, increase the applicable conversion rate for a holder that elects to convert its Convertible Notes in connection with such Make-Whole Adjustment Event.

During the first quarter of 2015, the Company received notification that $0.7 million principal amount of Convertible Notes were surrendered for conversion. The Company settled the principal and conversion premium for approximately $1.9 million in cash during the second quarter of 2015. At March 31, 2015, the $0.7 million principal amount was included in current liabilities on the consolidated balance sheet.

During the second quarter of 2015 (through May 5, 2015), the Company received notification that $90.3 million principal amount of Convertible Notes were surrendered for conversion, and settlement is anticipated to occur during the second quarter of 2015. The Company has elected to settle these conversion obligations through a combination of cash and shares of its common stock. The total payment will be based on the average of the volume-weighted-average prices of the Company’s common stock during the 20 trading-day cash settlement averaging periods specified in the Indenture governing the notes. The Company estimates the cash payment will be approximately $90.3 million for Convertible Notes surrendered through May 5, 2015.

Interest expense on the Convertible Notes consisted of the following:

	Three Months Ended March 31,
	2015	2014
Coupon interest expense	$1,698	$1,698
Non-cash amortization of debt discount	3,605	3,257
Non-cash amortization of debt issuance costs	305	275

Total	$5,608	$5,230

NOTE 7. BUILD-TO-SUIT LEASE OBLIGATION

In the fourth quarter of 2013, the Company entered into a property lease for approximately 52,000 square feet of space located in San Francisco, California. The lease agreement expires in July 2024, and the Company has an option to extend the lease term for up to an additional five years.

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company capitalized $14.5 million as a build-to-suit property within property and equipment, net, and recognized a corresponding build-to-suit lease obligation for the same amount. The Company has also recognized, as an additional build-to-suit lease obligation, structural tenant improvements totaling $3.6 million for amounts paid by the landlord and $2.0 million for capitalized interest during the construction period.

A portion of the monthly lease payment is allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to the rent of the building is applied to reduce the build-to-suit lease obligation. At March 31, 2015, $0.5 million of the build-to-suit lease obligation representing the expected reduction in the liability over the next twelve months was classified as a current liability and the remaining $19.2 million was classified as a non-current liability on the consolidated balance sheet. Expected reductions (increases) in the build-to-suit lease obligation at March 31, 2015 were as follows:

Years Ending December 31,	Build-To-Suit Lease Obligation
Remainder of 2015	$473
2016	(1)
2017	77
2018	162
2019	254
2020 and thereafter	18,744

Total	$19,709

The amounts included in the table above represent the reductions (increases) in the build-to-suit lease obligation on the Company’s consolidated balance sheet in each of the periods presented. The amount in the terminal period includes the amount to derecognize the build-to-suit lease obligation at the end of the lease term. The expected reductions (increases) in the build-to-suit lease obligation presented in the table above are impacted by the timing of the completion of the construction project. Actual expected lease payments under the build-to-suit lease obligation are included in Note 13, “Commitments and Contingencies.”

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	March 31, 2015	December 31, 2014
Build-to-suit property	$20,071	$19,544
Leasehold improvements	15,002	15,051
Computer equipment and software	9,976	9,499
Furniture and fixtures	4,667	4,667
Construction in progress	2,806	1,360
Laboratory equipment	735	735

	53,257	50,856
Less: Accumulated depreciation	(11,226)	(9,695)

Total	$42,031	$41,161

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Clinical and preclinical	$32,381	$31,069
Royalties payable	13,554	13,582
Accrued professional services and other current liabilities	12,567	8,909
Accounts payable	12,212	10,492
Payroll and payroll-related	11,166	33,272
Other payable to licensor	5,949	5,000
Interest payable	3,396	1,698
Current portion of long-term debt	738	4
Taxes payable	2	2,106

Total	$91,965	$106,132

Accounts payable represents short-term liabilities for which the Company has received and processed a vendor invoice prior to the end of the reporting period. Accrued expenses and other current liabilities represent, among other things, compensation and related benefits to employees, royalties due to licensors of technologies, cash interest payable related to the Company’s Convertible Notes, estimated amounts due to third party vendors for services rendered prior to the end of the reporting period, invoices received from third party vendors that have not yet been processed, taxes payable, current portion of long-term debt, and other accrued items.

NOTE 10. STOCKHOLDERS’ EQUITY

(a) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at March 31, 2015.

(b) Medivation Equity Incentive Plan

The Medivation Equity Incentive Plan provides for the issuance of options and other stock-based awards, including restricted stock units, performance share awards and stock appreciation rights. The vesting of all outstanding awards under the Medivation Equity Incentive Plan will accelerate, and all such share awards will become immediately exercisable, upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan. At March 31, 2015, there were 21,150,000 shares of common stock authorized for issuance under the Medivation Equity Incentive Plan, of which approximately 2.0 million shares of common stock were available for issuance under the Medivation Equity Incentive Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	5,067,957	$33.52
Granted	507,916	$114.56
Exercised	(374,281)	$23.07
Forfeited	(18,502)	$78.60

Outstanding at March 31, 2015	5,183,090	$42.06	6.56	$451.0

Vested and exercisable at March 31, 2015	3,323,776	$22.56	5.33	$354.0

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $129.07 of the Company’s common stock on March 31, 2015. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on March 31, 2015. The amounts are presented in millions.

The weighted-average grant-date fair value per share of options granted during the three months ended March 31, 2015 was $51.07.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2014	483,580	$76.20
Granted	194,171	$110.36
Vested	(74,370)	$81.28
Forfeited	(7,932)	$87.36

Unvested at March 31, 2015	595,449	$86.56

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the three months ended March 31, 2015:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	688,228	$24.05
Granted	—	—
Exercised	(26,912)	$23.20
Forfeited	—	—

Outstanding at March 31, 2015	661,316	$24.08	6.72	$69.4

Vested and exercisable at March 31, 2015	520,222	$24.11	6.71	$54.6

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $129.07 of the Company’s common stock on March 31, 2015. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on March 31, 2015. The amounts are presented in millions.

(c) ESPP

The ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or end of a purchase period. Eligible employee contributions are limited on an annual basis to $25,000 in accordance with Section 423 of the Internal Revenue Code. As of March 31, 2015, a total of 3,000,000 shares of the Company’s common stock were authorized for issuance under the ESPP, and 123,680 shares have been issued.

(d) Stock-Based Compensation

The Company estimates the fair value of stock options, stock appreciation rights, and ESPP shares using the Black-Scholes valuation model. The Black-Scholes assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.56%-1.61%	1.57-1.65%
Estimated term (in years)	4.98	5.23
Estimated volatility	50%	64%
Estimated dividend yield	—	—

No ESPP offering periods commenced during the three months ended March 31, 2015 and 2014, respectively.

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense recognized as:
R&D expenses	$5,811	$4,122
SG&A expenses	7,561	5,539

Total	$13,372	$9,661

Unrecognized stock-based compensation expense totaled $104.3 million at March 31, 2015 and is expected to be recognized over a weighted-average period of 2.7 years.

NOTE 11. INCOME TAXES

The Company calculates its quarterly income tax provision in accordance with the guidance provided by ASC 740-270, “Interim Income Tax Accounting,” whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). Income tax benefit for the three months ended March 31, 2015 was $1.8 million. The provision for income taxes was higher than the tax computed at the U.S. federal statutory rate due primarily to state income taxes and non-deductible stock-based compensation. Income tax benefit for the three months ended March 31, 2014 was not significant.

The effective tax rate was 36.3% for the three months ended March 31, 2015.The effective tax rate for the three months ended March 31, 2014 was not significant. The increase in the effective tax rate for the three months ended March 31, 2015 as compared to the prior year period was due to the release of a portion of the valuation allowance during the fourth quarter of 2014.

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

The future effective tax rate is subject to volatility and may be materially impacted by various internal and external factors. These factors may include, but are not limited to, the amount of income tax benefits and charges from: interpretations of existing tax laws; changes in tax laws and rates; future levels of research and development expenditures; changes in the mix of earnings in countries with differing statutory tax rates in which the Company may conduct business; changes in the valuation of deferred tax assets and liabilities; state income taxes; the tax impact of stock-based compensation; accounting for uncertain tax positions; closure of statute of limitations or settlement of tax audits; changes in estimates of prior years’ items; tax costs for acquisition-related items; changes in accounting standards; non-deductible officers’ compensation; limitations on the utilization of net operating losses and tax credits due to changes in ownership; and overall levels of income before taxes.

NOTE 12. FAIR VALUE DISCLOSURES

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
March 31, 2015:
Cash equivalents:
Money market funds	$189,036	$189,036	—	—
Current liabilities:
Contingent consideration	$10,000	—	—	$10,000
Long-term liabilities
Contingent consideration	$100,000	—	—	$100,000
December 31, 2014:
Cash equivalents:
Money market funds	$189,031	$189,031	—	—
Current liabilities:
Contingent consideration	$10,000	—	—	$10,000
Long-term liabilities
Contingent consideration	$96,000	—	—	$96,000

In connection with the CureTech license transaction, the Company recorded contingent consideration liabilities pertaining to amounts potentially payable to CureTech. The fair value of contingent consideration was estimated utilizing a model with key assumptions that included estimated revenues or completion of certain development and sales milestone targets during the earn-out period, volatility, and estimated discount rates corresponding to the periods of expected payments. The estimated fair value of the contingent consideration liability is measured at each reporting period based on significant inputs not observable in the market. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the estimated fair value of contingent consideration are reflected as non-cash adjustments to operating expenses in the consolidated statements of operations. During the three months ended March 31, 2015, the Company recorded a non-cash fair value adjustment of $1.0 million and $3.0 million in the statement of operations to increase R&D expenses and SG&A expenses, respectively.

Contingent consideration may change significantly as development progresses and additional data is obtained that will affect the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. Considerable judgment is required to interpret the market data used to develop the assumptions. The estimates of fair value may not be indicative of amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

The $4.0 million increase in the fair value of the contingent consideration liability during the three months ended March 31, 2015 is primarily due to the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that the Company could potentially be required to pay to CureTech under the License Agreement is included in the table below:

Potential sales milestones	$245,000
Potential development and regulatory milestones	$85,000
Potential payment upon completion of Manufacturing Technology Transfer	$5,000
Potential future tiered royalties on annual worldwide net sales	5% to 11%

There were no transfers between Level 1 and Level 2 financial instruments during the three months ended March 31, 2015 and 2014. The following table includes a roll-forward of the fair value of Level 3 financial instruments:

	Three Months Ended March 31,
	2015	2014
Long-Term Liabilities (Contingent Consideration):
Balance at beginning of period	$96,000	$—
Amounts acquired or issued	—	—
Net change in fair value	4,000	—
Settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at end of period	$100,000	$—

The following table presents the total balance of the Company’s other financial instruments that are not measured at fair value on a recurring basis:

		Fair value measurements using:
	Total Balance	Level 1	Level 2	Level 3
March 31, 2015:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$379,600	$379,600	—	—
Liabilities:
Convertible Notes	$472,974	—	$472,974	—
December 31, 2014:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$313,646	$313,646	—	—
Liabilities:
Convertible Notes	$359,219	—	$359,219	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivable from collaboration partner, accounts payable and accrued expenses and other current liabilities approximate their carrying value.

The estimated fair value of the Company’s Convertible Notes, including the equity component, was $654.1 million and $496.8 million at March 31, 2015 and December 31, 2014, respectively, and was determined using recent trading prices of the Convertible Notes. The fair value of the Convertible Notes included in the table above represents only the long-term liability component of the Convertible Notes, because the equity component is included in stockholders’ equity on the consolidated balance sheets. For the purposes of the table above, the fair value of the Convertible Notes was bifurcated between the debt and equity components in a ratio similar to the principal amounts of the Convertible Notes at issuance.

NOTE 13. COMMITMENTS AND CONTINGENCIES

(a) Lease Obligations

In the first quarter of 2015, the Company entered into the Sixth Amendment to its corporate headquarters lease agreement in San Francisco, California, pursuant to which it leased approximately 16,000 additional square feet of office space. The Company is entitled to approximately $0.3 million of tenant improvement allowances pursuant to the Sixth Amendment. In connection with the execution of the Sixth Amendment, the Company delivered to the lessor a letter of credit collateralized by restricted cash totaling $1.6 million. In total, at March 31, 2015, the Company leased approximately 143,000 square feet of office space pursuant to the lease agreement, as amended, which expires in June 2019. Lease commitments pursuant to the Sixth Amendment are approximately $6.1 million over the term of the lease.

Future operating lease obligations as of March 31, 2015 are as follows:

Years Ending December 31,	Operating Leases
Remainder of 2015	$6,552
2016	9,345
2017	9,544
2018	9,746
2019	5,065
2020 and thereafter	—

Total minimum lease payments	$40,252

The Company is considered the “accounting owner” for a build-to-suit property and has recorded a build-to-suit lease obligation on its consolidated balance sheets. Additional information regarding the build-to-suit lease obligation is included in Note 7, “Build-To-Suit Lease Obligation.”

Expected future lease payments under the build-to-suit lease as of March 31, 2015 are as follows:

Years Ending December 31,	Expected Cash Payments Under Build- To-Suit Lease Obligation
Remainder of 2015	$1,852
2016	2,538
2017	2,614
2018	2,692
2019	2,773
2020 and thereafter	14,162

Total minimum lease payments	$26,631

(b) Restricted Cash

The Company had outstanding letters of credit collateralized by restricted cash totaling $13.3 million and $11.8 million at March 31, 2015 and December 31, 2014, respectively, to secure various operating leases. At March 31, 2015, $0.9 million and $12.4 million of restricted cash associated with these letters of credit were classified as current and long-term assets, respectively, on the consolidated balance sheets. At December 31, 2014, $0.2 million and $11.6 million of restricted cash associated with these letters of credit were classified as current and long-term assets, respectively, on the consolidated balance sheets.

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

The Company is required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon achievement of certain development and regulatory milestone events with respect to XTANDI (all of which has been paid as of March 31, 2015), (c) ten percent of all Sublicensing Income, as defined in the agreement, which the Company earns under the Astellas Collaboration Agreement, and (d) a four percent royalty on global net sales of XTANDI, as defined. Under the terms of the Astellas Collaboration Agreement, the Company shares this royalty obligation equally with Astellas with respect to sales in the United States, and Astellas is responsible for this entire royalty obligation with respect to sales outside of the United States. The Company is currently involved in litigation with UCLA, which is discussed in the section titled “Litigation” below.

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

(d) Clinical Manufacturing Agreements

Manufacturing Services and Supply Agreements

Contemporaneous with the execution of the License Agreement with CureTech, the Company entered into a Manufacturing Services and Supply Agreement, or MSA, with CureTech pursuant to which CureTech will provide clinical trial supply of MDV9300 over a three year period. In accordance with the terms of the MSA, the Company paid CureTech an upfront fee of $3.0 million during the fourth quarter of 2014. The Company is required to pay CureTech a one-time milestone payment of $5.0 million upon the completion of the Manufacturing Technology Transfer, as defined. In accordance with the terms of the MSA, the Company is also responsible for providing Manufacturing Funding totaling up to $19.3 million for clinical trial materials of MDV9300 over the three-year term of the MSA, of which $3.5 million was paid during the first quarter of 2015. The Manufacturing Funding is contingent upon the successful achievement of the requirements set forth in the Manufacturing Plan, and any such amounts may be reduced or eliminated by the Company under the terms of the MSA.

Development and Manufacturing Services Agreement

During the fourth quarter of 2014, the Company entered into a Development and Manufacturing Services Agreement with a third party clinical manufacturing organization. The term of the agreement is for the longer of (i) a period of five (5) years or (ii) through the completion of the Services, as defined. Under the current statement of work under this agreement, the Company intends to transfer the current manufacturing process of MDV9300 from CureTech to this third party, further scale up and production of Phase 3 clinical trial material of MDV9300 from this entity’s manufacturing facility. The estimated total consideration under the current statement of work is approximately $14.8 million, of which $0.7 million was paid during the first quarter of 2015.

(e) Research and License Agreement

In March 2014, the Company entered into a Research and License Agreement with a third party. Under the terms of the agreement, the Company paid a $12.0 million license and research agreement fee which was recorded in R&D expense in the consolidated statement of operations for the three months ended March 31, 2014. The Company could also be required to pay potential future development and sales milestone payments, subject to the achievement of defined clinical and commercial events, and royalties based on sales. Such future milestone and royalty payments are contingent upon future events that may or may not materialize.

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

In May 2011, the Company filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, and one of its professors, alleging breach of contract and fraud claims, among others. The Company’s allegations in this lawsuit include that it has exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat the non-metastatic CRPC population. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, the Company filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. The Company seeks remedies including a declaration that it is the proper licensee of ARN-509, contractual remedies conferring to it exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against the Company seeking declaratory relief which, if granted, would require the Company to share with the Regents ten percent of any sales milestone payments it may receive under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. Under the Astellas Collaboration Agreement, the Company is eligible to receive up to $320.0 million in sales milestone payments. As of March 31, 2015, the Company has earned $75.0 million in sales milestones under the Astellas Collaboration Agreement The Company has paid UCLA $7.5 million, representing 10% of the sales milestone amounts earned from Astellas. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, the Company filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has been concluded. The bench trial of the Regent’s cross-complaint against the Company was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which the Company appealed on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of the Company’s breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of Medivation on the breach of contract claim, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment for the prevailing party Medivation on the contract claim, and entering judgment in favor of the Regents professor on the fraud claims. The Company’s notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. On October 17, 2014, the briefing in Medivation’s appeal of the summary judgment order and cross-complaint order in favor of Regents, as well as its appeal of the judgment on the fraud claims against the Regents professor commenced. On October 24, 2014, the court of appeals issued an order consolidating all of these appeals for hearing and consideration purposes, so the appeals will be heard and considered together once the briefing is completed.

On April 11, 2014, UCLA filed a complaint against the Company in which UCLA alleges that Medivation and MPT have failed to pay UCLA ten percent of “Operating Profits” Medivation has received (and will continue to receive) from Astellas, as a result of the Astellas Collaboration Agreement, and that Medivation has breached its fiduciary duties to UCLA, as minority shareholder of MPT. On July 16, 2014, UCLA dismissed without prejudice its claim that Medivation breached its fiduciary duties to UCLA, as a minority shareholder of MPT. On March 23, 2015, based upon an application by both the Company and UCLA, the court ordered the case be designated as complex and assigned to a single judge in the complex division of San Francisco Superior Court. The Company denies UCLA’s allegations and intends to vigorously defend the litigation.

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

NOTE 14. SUBSEQUENT EVENT

Subsequent to March 31, 2015 (through May 5, 2015), the Company received notification that $90.3 million principal amount of Convertible Notes were surrendered for conversion, and settlement is anticipated to occur during the second quarter of 2015. The Company has elected to settle these conversion obligations through a combination of cash and shares of its common stock. The total payment will be based on the average of the volume-weighted average prices of the Company’s common stock during the 20 trading-day cash settlement averaging periods specified in the indenture governing the notes. The Company estimates the cash payment will be approximately $90.3 million for Convertible Notes surrendered through May 5, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31,

2014, or Annual Report. The following discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “could,” “expect,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or negatives of such terms or other variations on such terms of comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the commercialization of XTANDI® (enzalutamide) capsules, or XTANDI, the continuation and success of our collaboration with Astellas Pharma, Inc., or Astellas, the timing, progress and results of our clinical trials, and our future drug development activities, including those with respect to pidilizumab (which is referred to as MDV9300). The forward-looking statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, involve a number of risks, uncertainties and assumptions, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the results anticipated by such statements will occur. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations, trading price of our common stock or of our 2.625% convertible senior notes due on April 1, 2017, or the Convertible Notes, is not necessarily indicative of future performance. We disclaim any intention or obligation to update, supplement or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biopharmaceutical company focused on the development and commercialization of medically innovative therapies to treat serious diseases for which there are limited treatment options. Through our collaboration with Astellas Pharma, Inc. or Astellas, we have one commercial product, XTANDI® (enzalutamide) capsules, or XTANDI. XTANDI has received marketing approval in the United States, Europe and numerous other countries worldwide for the treatment of patients with metastatic castration-resistant prostate cancer, or mCRPC and in Japan for the treatment of patients with castration-resistant prostate cancer, or CRPC. Since its launch in the United States in September 2012, and subsequent launch in additional countries, XTANDI’s worldwide net sales (as reported by Astellas) were approximately $1.9 billion through March 31, 2015. We and Astellas are also conducting investigational studies of enzalutamide in prostate cancer and in advanced breast cancer. Under our collaboration agreement with Astellas, we share equally with Astellas all profits (losses) related to U.S. net sales of XTANDI. We also receive royalties ranging from the low teens to the low twenties on ex-U.S. XTANDI net sales and certain milestone payments upon the achievement of defined development and sales events.

We seek to become a global fully-integrated biopharmaceutical company through the continued commercialization of XTANDI, the acquisition or in-license and development and commercialization of other product opportunities, and through the advancement of our own proprietary research and development programs. We expect that our future growth may come from both internal research efforts and third party business development activities. In the fourth quarter of 2014, we licensed exclusive worldwide rights to pidilizumab (which is referred to as MDV9300), an immune modulatory, anti-Programmed Death-1 (PD-1) monoclonal antibody for all potential indications from CureTech, Ltd., or CureTech. Under the license agreement, we are responsible for all development, regulatory, manufacturing, and commercialization activities for MDV9300. We currently anticipate that we may initiate a Phase 3 clinical trial evaluating MDV9300 in one or more hematologic malignancies as early as in 2015. We are also considering evaluating MDV9300 in other indications, including but not limited to in combination with enzalutamide in breast and prostate cancer. In addition, our internal research and discovery efforts are focused, among other areas, in oncology and neurology.

2015 Business Highlights

•	In April 2015, we and Astellas reported top-line results from the Phase 2 STRIVE trial. The trial achieved its primary endpoint demonstrating a statistically significant increase in progression free survival (PFS) for patients with non-metastatic or metastatic CRPC for enzalutamide compared with bicalutamide (Hazard Ratio = 0.24; 95% Confidence Interval, 0.18-0.32; p < 0.0001). Median PFS was 19.4 months in the enzalutamide group compared with 5.7 months in the bicalutamide group. The median time on treatment in the STRIVE trial was 14.7 months in the enzalutamide group versus 8.4 months in the bicalutamide group. Serious adverse events were reported in 29.4% of enzalutamide-treated patients and 28.3% of bicalutamide-treated patients. Grade 3 or higher cardiac adverse events were reported in 5.1% of enzalutamide-treated patients versus 4.0% of bicalutamide-treated patients. One seizure was reported in the trial in the enzalutamide-treated group and none in the bicalutamide-treated group.

•

In January 2015, we and Astellas reported top-line results from the Phase 2 TERRAIN trial. The trial achieved its primary endpoint demonstrating a statistically significant increase in PFS for patients with metastatic CRPC for enzalutamide compared to bicalutamide (Hazard Ratio = 0.44; 95% Confidence Interval, 0.34-0.57; p < 0.0001). Median PFS was 15.7 months in the enzalutamide group compared to 5.8 months in the bicalutamide group. The median time on treatment in the TERRAIN trial was 11.7 months in the enzalutamide group versus 5.8 months in the bicalutamide group. Serious adverse events were reported in 31.1% of enzalutamide-treated patients and 23.3% of bicalutamide-treated patients. Grade 3 or higher cardiac adverse events were reported in 5.5% of enzalutamide-treated patients versus 2.1% of bicalutamide-treated patients. Two seizures were reported in the enzalutamide group and one in the bicalutamide group.

•	We presented additional results from the Phase 2 TERRAIN trial as well as an updated overall survival analysis from the placebo-controlled Phase 3 PREVAIL trial at the 2015 European Association of Urology Congress in March 2015.

•	In January 2015, we enrolled the first patient in the Phase 3 EMBARK trial. The trial is intended to evaluate the efficacy and safety of enzalutamide alone or in combination with androgen deprivation therapy in approximately 1,860 patients with high-risk, hormone-sensitive, non-metastatic prostate cancer that has biochemically recurred (rising PSA level) following definitive local therapy with radical prostatectomy and/or radiation. The primary endpoint of the trial is metastasis-free survival.

•	During the first quarter of 2015, we completed enrollment in the Phase 2 trial evaluating enzalutamide in combination with exemestane in women with advanced breast cancer that is estrogen receptor positive (ER+) or progesterone receptor positive (PgR+) and human epidermal growth factor receptor 2 (HER2) normal. The trial will assess 240 patients in two parallel cohorts of 120 patients each. The first cohort will enroll patients who have not previously received hormonal treatment for advanced breast cancer. The second cohort will enroll patients who have previously progressed following one hormonal treatment for advanced disease. The primary endpoint of the trial is PFS in all patients and in the subset of patients whose tumor expresses the androgen receptor.

First Quarter 2015 Financial Highlights

•	Worldwide net sales of XTANDI, as reported by Astellas, for the three months ended March 31, 2015, were approximately $357.0 million.

•	Net sales of XTANDI in the United States for the three months ended March 31, 2015, as reported by Astellas, were $224.0 million, an increase of $99.6 million, or 80%, from the three months ended March 31, 2014.

•	Net sales of XTANDI outside of the United States for the three months ended March 31, 2015, as reported by Astellas, were approximately $133.0 million, an increase of $82.1 million, or 161%, from the three months ended March 31, 2014.

•	Collaboration revenue for the three months ended March 31, 2015, was $129.2 million, an increase of $42.0 million, or 48%, from the three months ended March 31, 2014.

•	At March 31, 2015, the remaining sales milestone payments that may be earned under the Astellas Collaboration Agreement were $245.0 million, some or all of which we anticipate could be earned in 2015 or 2016. No sales milestone payments were earned under the Astellas Collaboration Agreement for the three months ended March 31, 2015. Development milestone payments earned under the Astellas Collaboration Agreement were $15.0 million for the three months ended March 31, 2014.

•	Total operating expenses for the three months ended March 31, 2015 were $128.6 million, an increase of $33.0 million, or 34%, from the three months ended March 31, 2014. Operating expenses included non-cash stock-based compensation expense of $13.4 million and $9.7 million for the three months ended March 31, 2015 and 2014, respectively. Operating expenses for the three months ended March 31, 2015 also included non-cash expense of $4.0 million related to a fair value adjustment for contingent purchase consideration.

•	Cash and cash equivalents were $568.6 million at March 31, 2015, an increase of $66.0 million, or 13%, from $502.7 million at December 31, 2014. At March 31, 2015, the collaboration receivable from Astellas was $126.6 million.

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

We have identified our most critical accounting policies and estimates upon which our financial statements depend as those relating to: revenue recognition, reliance on third party information, including estimates of the various deductions from gross sales used to calculate net sales of XTANDI, and the estimated performance periods of our deliverables under collaboration agreements; business combinations, including estimates related to goodwill, intangible assets and contingent consideration; stock-based compensation; research and development expenses and accruals; litigation; Convertible Notes, including our estimate of how the net proceeds thereof should be bifurcated between the debt component and the equity component; leases, including build-to-suit lease arrangements; and income taxes. As of March 31, 2015, there have been no significant or material changes to our critical accounting policies or estimates from that disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

Results of Operations

Collaboration Revenue

We have a collaboration agreement with Astellas pursuant to which we are collaborating with Astellas to develop and commercialize XTANDI globally. The terms of the collaboration agreement are described in Note 3, “Collaboration Agreement,” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report. Collaboration revenue consists of three components: (a) collaboration revenue related to U.S. XTANDI net sales; (b) collaboration revenue related to ex-U.S. XTANDI net sales; and (c) collaboration revenue related to upfront and milestone payments.

Collaboration revenue was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Collaboration revenue:
Related to U.S. XTANDI net sales	$112,010	$62,225
Related to ex-U.S. XTANDI net sales	15,767	5,731
Related to up-front and milestone payments	1,411	19,233

Total	$129,188	$87,189

We are required to pay the Regents of the University of California (“UCLA” or “the Regents”) ten percent of all Sublicensing Income, as defined in our license agreement with UCLA. We are currently involved in litigation with UCLA regarding certain terms of the license agreement and other matters, which are discussed in Part II, Item 1, “Legal Proceedings.”

Collaboration Revenue Related to U.S. XTANDI Net Sales

Collaboration revenue related to U.S. XTANDI net sales was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
U.S. XTANDI net sales (as reported by Astellas)	$224,020	$124,451
Shared U.S. development and commercialization costs	(110,313)	(77,707)

Pre-tax U.S. profit	$113,707	$46,744

Medivation’s share of pre-tax U.S. profit	$56,853	$23,372
Reimbursement of Medivation’s share of shared U.S. costs	55,157	38,853

Collaboration revenue related to U.S. XTANDI net sales	$112,010	$62,225

U.S. net sales of XTANDI (as reported by Astellas) for the three months ended March 31, 2015, were $224.0 million, an increase of $99.6 million, or 80%, compared with net sales for the prior year period. The increase was due to higher sales volumes, partially offset by a 5.8% decrease in price elements. The decrease in price elements includes a net favorable adjustment of $5.2 million and $9.0 million for the three months ended March 31, 2015 and 2014, respectively, related to changes in prior period estimates of deductions against gross sales. Fourth quarter U.S. XTANDI net sales (as reported by Astellas) included approximately one week of additional channel partner inventory.

Collaboration revenue related to U.S. XTANDI net sales for the three months ended March 31, 2015 was $112.0 million, an increase of $49.8 million, or 80%, from $62.2 million for the prior year period. The increase resulted from an increase in our share of pre-tax U.S. profit in the collaboration with Astellas as well as an increase in the reimbursement of our shared U.S. costs.

Along with other manufacturers of branded pharmaceutical products, we are subject to various provisions of the Patient Protection and Affordable Care Act of 2010, or PPACA, and other healthcare reform legislation. The stated goals of this legislation include reducing the number of uninsured Americans, improving the quality of healthcare delivery and reducing projected U.S. healthcare costs. The largest component of the deductions from gross sales used in deriving net sales of XTANDI in the United States is legally mandated discounts or rebates to Medicare and other government programs such as Medicaid. Although the full impact to us of all elements of PPACA and other healthcare reform legislation cannot be specifically determined, we estimate that legally mandated discounts or rebates for Medicaid and Medicare Part D programs, including the 23.1% rebate and the “donut hole” provisions, reduced U.S. XTANDI net sales by approximately 6.8% for the three months ended March 31, 2015. These provisions are anticipated to continue to impact U.S. sales of XTANDI to a similar degree in future periods. The financial impact of U.S. healthcare reform legislation to our consolidated financial statements in future periods depends on a number of factors, including the timing of and changes in sales volumes for our products and the number of patients eligible for these government programs. Additional information regarding the impact of the provisions of PPACA and other healthcare reform legislation on us is included in Part II, Item 1A, “Risk Factors.”

Collaboration Revenue Related to Ex-U.S. XTANDI Net Sales

Net sales of XTANDI outside of the United States (as reported by Astellas) were $133.0 million and $50.9 million for the three months ended March 31, 2015 and 2014, respectively. Collaboration revenue attributable to ex-U.S. XTANDI net sales was $15.8 million and $5.7 million for the three months ended March 31, 2015 and 2014, respectively.

Net sales of XTANDI outside of the United States (as reported by Astellas) in the first quarter of 2015 increased approximately 6% compared to the fourth quarter of 2014 net sales of $126.0 million. U.S. dollar equivalent net sales of XTANDI outside of the United States (as reported by Astellas) were negatively impact by approximately 9% as compared to the fourth quarter of 2014 as a result of the strengthening of the U.S. dollar relative to primarily the euro and the yen.

Collaboration Revenue Related to Upfront and Milestone Payments

Collaboration revenue related to upfront and milestone payments was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Development milestones earned	$—	$15,000
Amortization of deferred upfront and development milestones	1,411	4,233

Total	$1,411	$19,233

Collaboration revenue related to upfront and milestone payments from Astellas was $1.4 million for three months ended March 31, 2015, a decrease of $17.8 million, or 93%, from $19.2 million for the prior year period. During the first quarter of 2014, we earned $15.0 million of development milestone payments under the Astellas Collaboration Agreement as a result of the marketing approval of XTANDI in Japan for the treatment of patients with CRPC, with the precaution that the efficacy and safety of XTANDI had not been established in patients with prostate cancer who have not received chemotherapy at that time. In addition, the decrease was also due to a change in our estimated performance period under the Astellas Collaboration Agreement during the fourth quarter of 2014. At March 31, 2015, we estimated that our remaining performance obligations would be completed in the second quarter of 2015.

Deferred revenue under the Astellas Collaboration Agreement was $1.4 million and $2.8 million at March 31, 2015 and December 31, 2014, respectively.

Research and Development Expenses

Research and development, or R&D, expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development expenses	$44,676	$45,919
Percentage change	(3%)
Percentage of operating expenses	35%	48%

R&D expenses decreased by $1.2 million, or 3%, to $44.7 million for the three months ended March 31, 2015 from $45.9 million for the prior year period. The decrease was primarily due to a $12.0 million license and research agreement fee to a third party and a $1.5 million payment to UCLA related to the development milestone payments we earned from Astellas during the three months ended March 31, 2014, partially offset by a $5.4 million increase in personnel costs resulting from higher staffing levels, a $4.0 million increase in third party costs as a result of increased activities primarily related to our MDV9300 program and other early stage programs, and a $1.8 million increase in facilities and information technology infrastructure costs. R&D expenses include a $1.0 million non-cash fair value charge for contingent purchase consideration related to our License Agreement with CureTech and non-cash stock-based compensation expense of $5.8 million.

Under the Astellas Collaboration Agreement, we and Astellas share certain development costs in the United States. Development cost-sharing payments from Astellas, and corresponding reductions in R&D expenses, were $13.8 million and $15.9 million for the three months ended March 31, 2015 and 2014, respectively.

We are currently engaged in three R&D programs: (1) the development of enzalutamide for the treatment of prostate and breast cancer; (2) the development of MDV9300; and (3) multiple proprietary research and drug discovery projects. R&D costs are identified as either directly allocable to one of our R&D programs or indirect costs, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical, preclinical, and drug discovery costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, including clinical manufacturing costs, upfront and milestone payments under license agreements, personnel costs (including both cash costs and non-cash stock-based compensation costs), contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs and other administrative and support costs. The following table summarizes the direct costs attributable to each program and total indirect costs (in thousands):

	Three Months Ended March 31,
	2015	2014
Direct costs:
XTANDI (enzalutamide) program	$19,385	$20,288
MDV9300 program(1)	5,700	—
Early-stage programs	13,766	21,572

Total direct costs	38,851	41,860
Indirect costs	5,825	4,059

Total	$44,676	$45,919

(1)	The amount for the three months ended March 31, 2015 includes a $1.0 million non-cash fair value charge for contingent purchase consideration related to our License Agreement with CureTech.

Our R&D programs may be subject to change from time to time as we evaluate our priorities and available resources.

For a detailed discussion of the risks and uncertainties associated with the timing and cost of completing a product development plan, see Part II Item 1A, “Risk Factors—Risks Related to Our Future Product Development Candidates” of this Quarterly Report.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative expenses	$83,939	$49,735
Percentage change	69%
Percentage of operating expenses	65%	52%

SG&A expenses increased by $34.2 million, or 69%, to $83.9 million for the three months ended March 31, 2015 from $49.7 million for the prior year period. The increase was primarily due to higher sales and marketing costs as well as certain medical affairs costs and other initiatives associated with the launch of XTANDI in the pre-chemotherapy setting in the United States. These included higher collaboration expenses due to Astellas and additional internal personnel costs due to higher staffing levels. In addition, we incurred approximately $1.9 million higher royalty expenses as a result of an increase in net sales of XTANDI and accrued payments of $5.9 million to UCLA associated with potential sales milestones payments from Astellas. SG&A expense for the three months ended March 31, 2015 includes a $3.0 million non-cash fair value charge for contingent purchase consideration related to our License Agreement with CureTech and $7.6 million of non-cash stock-based compensation expense.

Under our collaboration with Astellas, we are responsible for fifty percent of the cost of goods sold and the royalty payable to UCLA on U.S. net sales of XTANDI. Our share of these items is included in SG&A expenses in our consolidated statements of operations. As such, those components of our reported SG&A expenses will fluctuate in correlation with net sales of XTANDI in the United States.

Under the Astellas Collaboration Agreement, we and Astellas share certain commercialization costs in the United States. Commercialization cost-sharing payments to Astellas, and corresponding increases in SG&A expense, were $20.1 million and $7.6 million for the three months ended March 31, 2015 and 2014, respectively.

Other Income (Expense), Net

The components of other income (expense), net were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Other income (expense), net:
Non-cash amortization of debt discount and issuance costs on Convertible Notes	$(3,910)	$(3,532)
Coupon interest expense on Convertible Notes	(1,698)	(1,698)
Interest income	11	9
Other income (expense), net	126	(38)

Total	$(5,471)	$(5,259)

Other income (expense), net consists of coupon interest expense and non-cash interest expense on the Convertible Notes, interest income on our cash equivalents balances, and the impact of changes in foreign exchange rates on our foreign currency-denominated payables, which were not significant.

Income Tax Benefit

Income tax benefit and the effective income tax rate were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Income tax benefit	$1,780	$59
Effective income tax rate	36.3%	0.4%

Income tax benefit for the three months ended March 31, 2015 was $1.8 million. Income tax benefit for the three months ended March 31, 2014 was not significant. The effective tax rate was 36.3% for the three months ended March 31, 2015. The provision for income taxes was higher than the tax computed at the U.S. federal statutory rate due primarily to state income taxes and non-deductible, stock-based compensation. The effective tax rate for the three months ended March 31, 2014 was not significant. The increase in the effective tax rate for the three months ended March 31, 2015 as compared to the prior year period was due to the release of a portion of the valuation allowance during the fourth quarter of 2014.

The future effective tax rate is subject to volatility and may be materially impacted by various internal and external factors. These factors may include, but are not limited to, the amount of income tax benefits and charges from: interpretations of existing tax laws; changes in tax laws and rates; future levels of research and development expenditures; changes in the mix of earnings in countries with differing statutory tax rates in which we may conduct business; changes in the valuation of deferred tax assets and liabilities; state income taxes; the tax impact of stock-based compensation; accounting for uncertain tax positions; closure of statute of limitations or settlement of tax audits; changes in estimates of prior years’ items; tax costs for acquisition-related items; changes in accounting standards; non-deductible officers’ compensation; limitations on the utilization of net operating losses and tax credits due to changes in ownership; and overall levels of income before taxes.

Due to the availability of Federal gross net operating losses and Federal tax credit carryforwards for tax return purposes, which totaled $207.8 million and $33.0 million, respectively, at March 31, 2015, we expect our Federal cash income tax payments to be substantially lower than our statutory rate for the year ending December 31, 2015.

Liquidity and Capital Resources

We have historically funded our operations primarily through public offerings of our common stock, the issuance of the Convertible Notes, and from the upfront, milestone and cost-sharing payments under agreements with our current and former collaboration partners and, subsequent to September 13, 2012, from collaboration revenue related to XTANDI net sales. As of March 31, 2015, we may earn up to $245.0 million of remaining sales milestone payments under the Astellas Collaboration Agreement, some or all of which we anticipate could be earned in 2015 or 2016. UCLA has asserted that we are required to pay UCLA ten percent of any sales milestone payments and “Operating Profits” that we receive from Astellas. We deny UCLA’s allegations and intend to vigorously defend the litigation. For more information about this litigation, see Part II, Item 1, “Legal Proceedings.”

At March 31, 2015, we had cash and cash equivalents of $568.6 million, compared to $502.7 million at December 31, 2014. At March 31, 2015, our collaboration receivable from Astellas was $126.6 million. Based on our current expectations, we believe our capital resources at March 31, 2015 will be sufficient to fund our currently planned operations for at least the next twelve months. This estimate is based on a number of assumptions that may prove to be wrong. In addition, we may choose to raise additional funds in the form of equity, debt, or otherwise due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans. For example, we may choose to raise additional capital to fund business development activities, to refinance existing debt, and for other general corporate purposes. For a detailed discussion of the risks and uncertainties associated with our sources of liquidity and access to capital, see Part II, Item 1A, “Risk Factors—Risks Related to the Operation of Our Business.”

At March 31, 2015, we had outstanding $258.7 million aggregate principal amount of the Convertible Notes. Prior to April 6, 2015, the Convertible Notes were not redeemable. On or after April 6, 2015, we may elect to redeem for cash all or part of the Convertible Notes if the closing price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day preceding the date we provide notice of redemption exceeds 130% of the conversion price in effect on each such trading day, subject to certain conditions. The conversion price is currently $51.24. At March 31, 2015, the estimated fair value of the Convertible Notes, including the equity component, was approximately $654.1 million, based on recent trading prices of the Convertible Notes.

        During the first quarter of 2015, we received notification that $0.7 million principal amount of Convertible Notes were surrendered for conversion. We settled the principal and conversion premium for approximately $1.9 million in cash during the second quarter of 2015. During the second quarter of 2015 (through May 5, 2015), we received notification that $90.3 million principal amount of Convertible Notes were surrendered for conversion, and settlement is anticipated to occur during the second quarter of 2015. We have elected to settle these conversion obligations through a combination of cash and shares of our common stock. The total payment will be based on the average of the volume-weighted-average prices of our common stock during the 20 trading-day cash settlement averaging periods specified in the Indenture governing the notes. We estimate that the cash payment will be approximately $90.3 million for Convertible Notes surrendered through May 5, 2015.

Cash Flow Analysis

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$57,222	$7,389
Investing activities	(2,530)	(3,718)
Financing activities	11,267	9,010

Net change in cash and cash equivalents	$65,959	$12,681

Net cash provided by operating activities totaled $57.2 million for the three months ended March 31, 2015, which consisted of positive changes in our operating assets and liabilities of $40.3 million and our net loss of $3.1 million adjusted for non-cash items of $20.1 million. Net cash provided by operating activities was primarily driven by collaboration revenue related to U.S. XTANDI net sales, royalties on ex-U.S. XTANDI net sales and sales milestone payments received from Astellas during 2015, partially offset by cash utilized in operations that arose in the ordinary course of business.

Net cash provided by operating activities totaled $7.4 million for the three months ended March 31, 2014, which consisted of positive changes in our operating assets and liabilities of $11.0 million and our net loss of $13.7 million adjusted for non-cash items of $10.0 million. Non-cash items consisted of non-cash stock-based compensation expense of $9.7 million, non-cash interest expense on the Convertible Notes of $3.5 million, and depreciation expense on property and equipment of $1.1 million, partially offset by non-cash amortization of deferred revenue of $4.2 million. The positive cash flow from changes in operating assets and liabilities of $11.0 million arose in the ordinary course of business.

Net cash used in investing activities totaled $2.5 million for three months ended March 31, 2015, and consisted of a $1.6 million increase in letters of credit collateralized by restricted cash to secure various leases and $1.0 million of capital expenditures. Net cash used in investing activities totaled $3.7 million for the three months ended March 31, 2014 and consisted of a $2.1 million increase in letters of credit collateralized by restricted cash to secure various leases and capital expenditures of $1.6 million.

Net cash provided by financing activities totaled $11.3 million for the three months ended March 31, 2015 and consisted primarily of proceeds from the issuance of common stock under equity incentive and stock purchase plans. Net cash provided by financing activities totaled $9.0 million for the three months ended March 31, 2014 and consisted of proceeds from the issuance of common stock under equity incentive and stock purchase plans.

Commitments and Contingencies

There have been no significant changes in our contractual cash obligations, commercial commitments and contingencies since December 31, 2014 except for the items disclosed below.

Leases

In the first quarter of 2015, we entered into the Sixth Amendment to our corporate headquarters lease agreement in San Francisco, California, pursuant to which we leased approximately 16,000 additional square feet of office space. In total, at March 31, 2015, we leased approximately 143,000 square feet of office space pursuant to the lease agreement, as amended, which expires in June 2019. Lease commitments pursuant to the Sixth Amendment are approximately $6.1 million over the term of the lease. There were no other changes to our lease obligations from that disclosed in our Annual Report other than a reduction of 2015 lease obligations due to the payment of current year lease payments.

Convertible Senior Notes Due 2017

Prior to April 6, 2015, the Convertible Notes were not redeemable. On or after April 6, 2015, we may redeem for cash all or part of the Convertible Notes if the closing price of our common stock for 20 or more trading days in the period of 30 consecutive trading days ending on the trading day preceding the date we provide notice of redemption exceeds 130% of the conversion price in effect on each such trading day, subject to certain conditions. If we choose to redeem all or part of the Convertible Notes for cash, we may need to raise additional funds through public or private financing or other arrangements. At March 31, 2015, the estimated fair value of the Convertible Notes, including the equity component, was $654.1 million and was determined using recent trading prices of the Convertible Notes.

At March 31, 2015, the Convertible Notes met a requirement of convertibility because our common stock price was in excess of the stated conversion premium for at least 20 trading days in the period of 30 consecutive trading days ending on March 31, 2015. The Convertible Notes remain convertible through June 30, 2015. Convertibility of the Convertible Notes based on the trading prices of our common stock is assessed on a calendar-quarter basis. During the first quarter of 2015, we received notification that $0.7 million principal amount of Convertible Notes were surrendered for conversion. We settled the principal and conversion premium for approximately $1.9 million in cash during the second quarter of 2015. During the second quarter of 2015 (through May 5, 2015), we received notification that $90.3 million principal amount of Convertible Notes were surrendered for conversion, and settlement is anticipated to occur during the second quarter of 2015. We have elected to settle these conversion obligations through a combination of cash and shares of our common stock. The total payment will be based on the average of the volume-weighted-average prices of our common stock during the 20 trading-day cash settlement averaging periods specified in the Indenture governing the notes. We estimate that the cash payment will be approximately $90.3 million for Convertible Notes surrendered through May 5, 2015.

Contingent Consideration Liability

In connection with the CureTech License Agreement, we recorded contingent consideration pertaining to amounts potentially payable to CureTech. In accordance with accounting for business combinations guidance, these contingent cash payments are recorded as contingent consideration liabilities on our consolidated balance sheets at fair value. The aggregate remaining, undiscounted amount of contingent consideration that we could be required to pay to CureTech under the License Agreement is included in the table below (dollars in thousands):

Potential sales milestones	$245,000
Potential development and regulatory milestones	$85,000
Potential payment upon completion of Manufacturing Technology Transfer	$5,000
Potential future tiered royalties on annual worldwide net sales	5% to 11%

As of March 31, 2015, the contingent consideration liabilities that we could be required to pay to CureTech are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements, and represent approximately 24% of our total liabilities. See Note 12, “Fair Value Disclosures,” in the accompanying notes to our unaudited consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We are involved with a variable interest entity, or VIE, that performs contract research for us. We have not consolidated this entity because we do not have the power to direct the activities that most significantly impact the VIE’s economic performance and, thus, we are not considered the primary beneficiary of the VIE.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We currently do not use derivative financial instruments to hedge our market risk exposures. Our investment policy emphasizes the safety and preservation of capital and liquidity over other portfolio considerations. There were no material changes to our market risk from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in legal proceedings, investigations, and claims in the ordinary course of our business, including the matters described below.

In May 2011, we filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, or the Regents (or UCLA), and one of its professors, alleging breach of contract and fraud claims, among others. Our allegations in this lawsuit include that we have exclusive commercial rights to an investigational drug known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. ARN-509 is an investigational drug currently in development to treat non-metastatic CRPC population. ARN-509 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, we filed a Second Amended Complaint, adding as additional defendants a former Regents professor and Aragon. We seek remedies including a declaration that we are the proper licensee of ARN-509, contractual remedies conferring to us exclusive patent license rights regarding ARN-509, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against us seeking declaratory relief which, if granted, would require us to share with the Regents ten percent of any sales milestone payments we may receive under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with UCLA. Under the Astellas Collaboration Agreement, we are eligible to receive up to $320.0 million in sales milestone payments. As of March 31, 2015, we have earned $75.0 million in sales milestones under the Astellas Collaboration Agreement. We have paid UCLA $7.5 million, representing 10% of the sales milestone amounts earned from Astellas. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, we filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has been concluded. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents, which we appealed on February 13, 2014, along with the December 2012 summary judgment order in favor of Regents. The jury trial of our breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of Medivation on the breach of contract claim, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment for the prevailing party Medivation on the contract claim, and entering judgment in favor of the Regents professor on the fraud claims. Our notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. On October 17, 2014, the briefing in Medivation’s appeal of the summary judgment order and cross-complaint order in favor of Regents, as well as its appeal of the judgment on the fraud claims against the Regents professor commenced. On October 24, 2014, the court of appeals issued an order consolidating all of these appeals for hearing and consideration purposes, so the appeals will be heard and considered together once the briefing is completed.

On April 11, 2014, UCLA filed a complaint against us in which UCLA alleges that Medivation and Medivation Prostate Therapeutics, Inc., or MPT, have failed to pay UCLA ten percent of “Operating Profits” Medivation has received (and will continue to receive) from Astellas, as a result of the Astellas Collaboration Agreement, and that Medivation has breached its fiduciary duties to UCLA, as minority shareholder of MPT. On July 16, 2014, UCLA dismissed without prejudice its claim that Medivation breached its fiduciary duties to UCLA, as a minority shareholder of MPT. On March 23, 2015, based upon an application by both the Company and UCLA, the court ordered the case be designated as complex and assigned to a single judge in the complex division of San Francisco Superior Court. We deny UCLA’s allegations and intend to vigorously defend the litigation.

We believe that we have meritorious positions with respect to the claims we have asserted and the claims asserted against us, and we intend to advance our positions in these lawsuits vigorously, including on appeal. However, the lawsuits are subject to inherent uncertainties, the actual costs may be significant, and we may not prevail.

ITEM 1A.	RISK FACTORS

Risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, except for those risk factors below designated by an asterisk (*).Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results, cash flows and financial condition. If any of the events or circumstances described in the following risk factors actually occurs, our business may suffer, the trading price of our common stock and our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Quarterly Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

Risks Related to XTANDI ® (enzalutamide) capsules

We and Astellas may not be able to further commercialize XTANDI in the United States, and may fail to continue to generate significant revenue from the sale of XTANDI in the United States. XTANDI may fail to obtain regulatory approval and reimbursement, to be successfully commercialized and to generate significant revenue outside the United States.

We only have one commercial product, XTANDI ® (enzalutamide) capsules, or XTANDI, which is approved in the United States to treat men with metastatic castration-resistant prostate cancer, or mCRPC. However, the further commercialization of XTANDI in the United States for the treatment of mCRPC and any other patient populations for which XTANDI is being developed and may subsequently be approved, may not be successful for a number of reasons, including:

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

We are competing and will continue to compete against drugs that operate similarly to XTANDI. If XTANDI is unable to successfully compete for a position in the prostate cancer treatment paradigm ahead of drugs like Zytiga and/or potentially ARN-509, which are now being investigated in Phase 3 clinical studies in earlier stage prostate cancer, sales of XTANDI may be negatively impacted. In addition, the availability of multiple other approved agents to treat the same patients being treated with XTANDI could cause the treating physicians to switch patients off of XTANDI and onto competing therapies more quickly than would otherwise be the case, which could also negatively impact XTANDI net sales.

Competition from generic products could potentially harm our business and result in a decrease in our revenue.

Competition from generic products could potentially harm our business and result in a decrease in our revenue. Competition from manufacturers of generic drugs could be a challenge for us, like other branded pharmaceutical companies, and the loss or expiration of intellectual property rights on enzalutamide or a competitor product, such as Zytiga, could adversely affect our business, and could put downward pressure on the price and market share of XTANDI. The patents listed in the Orange Book for the Zytiga product respectively expire in 2016 and 2027. Pursuant to the provisions of the Hatch-Waxman Act, these patents could be challenged by generic manufacturers as early as four years from the initial approval of the Zytiga product in the U.S. Generic products for the treatment of prostate cancer that have already been approved by the FDA, e.g., Casodex, are generally sold at a lower price than branded drugs. See the risk factor below entitled, “Risks Related to the Pharmaceutical Industry, Including the Activities of Medivation, Inc.— If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the sales of our products or product candidates may be adversely affected,” for additional information regarding general risks related to generic and biosimilar competition in our industry.

We have recently more significantly focused our marketing efforts in the United States to include urologists. If we are not successful in marketing XTANDI to urologists, the commercial potential of XTANDI may not be realized.

We have recently more significantly focused our sales and marketing efforts in the United States to include urologists as a result of the expanded label of XTANDI in the United States to treat mCRPC patients who have not received chemotherapy that we and Astellas announced on September 10, 2014. Failure to successfully commercialize XTANDI to urologists would have a negative impact on our business and future prospects.

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

Our ability to successfully commercialize XTANDI for its approved indications depends, in part, on the extent to which coverage and adequate reimbursement for XTANDI is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors, both in the United States and globally.

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

Regulatory authorities have been moving towards more active and transparent pharmacovigilance and are making greater amounts of stand-alone safety information directly available to the public through websites and other means, e.g., periodic safety update report summaries, risk management plan summaries and various adverse event data. Safety information, without the appropriate context and expertise, may be misinterpreted and lead to misperception or legal action which may potentially cause our product sales or stock price to decline.

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

*If we are unable to successfully develop enzalutamide for breast cancer with a suitable diagnostic, we may not be able to obtain regulatory approval for enzalutamide for breast cancer or realize the full potential for enzalutamide.

We may initiate a Phase 3 clinical trial evaluating enzalutamide in triple negative breast cancer (“TNBC”). A key element of our strategy to develop enzalutamide in TNBC is the use of a companion diagnostic to screen for patients who are likely to have androgen-driven TNBC. This strategy enables enrichment of patients more likely to benefit from treatment with enzalutamide. Patients who are diagnostic-negative are not likely to benefit from enzalutamide and would not be enrolled into a Phase 3 clinical trial. Regulatory approval for enzalutamide in androgen-driven TNBC will, therefore, likely depend on such a companion diagnostic as would future commercialization of enzalutamide if it is approved for patients with androgen-driven TNBC. We expect that we may enter into strategic alliances with a third party to develop the companion diagnostic. We and any future partners may encounter difficulties in developing enzalutamide for TNBC and/or developing the companion diagnostic for clinical, regulatory and/or commercial purposes. Companion diagnostics are subject to regulation by the FDA as a medical device and require separate regulatory clearance prior to commercialization.

Risks Related to our License and Manufacturing and Supply Agreement with CureTech, Ltd.

*The clinical molecule MDV9300 we licensed from CureTech is a biologic molecule, and we do not have long-standing experience or expertise in the development, manufacture, or commercialization of biologic molecules.

Under the license agreement, we will be responsible for all development, manufacturing, and commercialization activities for MDV9300 for all indications, including in oncology. We have limited history, experience, or expertise in the development, manufacturing and commercialization, including regulatory interactions, commercial manufacturing, and distribution of biologic molecules, like MDV9300.

The successful development, testing, manufacturing and commercialization of biologics involves a long, expensive, and uncertain process. There are unique risks and uncertainties with biologics, including:

•	The development, manufacturing and marketing of biologics are subject to regulation by the FDA, the EMA, and other regulatory bodies. These regulations are often more complex and extensive than the regulations applicable to other pharmaceutical products;

•	Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. For MDV9300, we plan to implement changes in manufacturing site and to improve the manufacturing process as well as the critical bioassays. Comparability data will be required to support these changes; and

•	The use of biologically derived ingredients can lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. Any of these events could result in substantial costs.

We are currently dependent on CureTech to produce clinical supply of MDV9300 that meets global regulatory standards. If CureTech fails to manufacture clinical supply of MDV9300 in accordance with our requirements, our ability to conduct clinical trials could be delayed or otherwise negatively impacted.

Our failure to successfully develop, manufacture, or commercialize MDV9300 could significantly impact our ability to generate value from the License Agreement with CureTech.

The development and commercialization of MDV9300 may face strong competition from other anti-PD-1 antibodies as well as other immune-oncology agents, which have already received marketing approval and are being developed for additional indications, as well as by larger companies with substantial resources and relatively more experience developing, manufacturing, and commercializing biologic molecules.

The immuno-oncology field is competitively crowded with biologics molecules and other agents, including anti-PD-1 antibodies as well as other immune-oncology agents, like MDV9300, currently approved and on the market or in development for various tumor types and patient populations by larger more experienced companies than ours, such as Bristol Myers Squibb, Roche, AstraZeneca plc, Pfizer and Merck, Inc. This competitive environment could compromise our ability to develop MDV9300 by limiting the availability of clinical trial investigators, sites, and/or appropriate clinical patients, which could slow, delay or limit the progress of MDV9300’s development. In addition, if we are able to successfully develop MDV9300 and obtain regulatory approval for it in an oncology indication, it will likely face competition from already approved anti-PD-1 molecules and other agents in the same or similar oncology indications. This could significantly limit our ability to generate revenue with MDV9300. While we have some experience developing and in certain aspects of the commercialization of small molecule products, we may be required to hire additional qualified employees with experience in the development, manufacturing, and commercialization, including regulatory interactions, commercial manufacturing, and distributing biological molecules, like MDV9300. Many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more resources and experience with biological molecules than us.

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

Enrollment and retention of patients in clinical trials of enzalutamide and other product candidates are expensive and time-consuming processes, could be made more difficult or rendered impossible by competing treatments or clinical trials of competing drugs in the same or other indications, and could result in significant delays, cost overruns, or both, in our product development activities, or in the failure of such activities.

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

We have incurred significant losses since our inception through March 31, 2015. We have incurred significant costs principally from funding our research and development activities, from general and administrative expenses and from our XTANDI commercialization activities. We may incur substantial costs in the foreseeable future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide, MDV9300 and early stage programs, potential business development activities, and our corporate overhead costs, which could impact our ability to achieve, maintain, or increase profitability on a quarterly or annual basis. Our ability to generate revenue sufficient to offset these costs in order to achieve, maintain, or increase profitability on a quarterly or annual basis is dependent on our ability, alone or with collaboration partners, to successfully commercialize products for which we receive marketing approval.

*Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the market value of our common stock and the trading price of the Convertible Notes could decline.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the competitive market for mCRPC therapies, XTANDI net sales will be difficult to predict from period to period. As a result, you should not rely on XTANDI net sales results in any period as being indicative of future performance and sales of XTANDI may be below the expectation of securities analysts or investors in the future. Additionally, you should not place undue reliance on the forward-looking statements about expectations for future XTANDI net sales from our partner Astellas, as we may not agree with such statements, or from us, as XTANDI net sales results are difficult to predict. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

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

        In addition, our collaboration revenue will also depend on the achievement of sales milestones that trigger milestone payments under our existing collaboration with Astellas, as well as any upfront and milestone payments under potential future collaboration and license agreements. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next. We measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Each reporting period, we revalue contingent consideration obligations associated with business acquisitions to their fair value and record increases in fair value as non-cash contingent consideration expense and decreases in fair value as non-cash contingent consideration income. Changes in contingent consideration result from changes in assumptions regarding probability of successful achievement of related milestones, the estimated timing in which the milestones may be achieved and the discount rates used to estimate the fair value of the liability. Contingent consideration may change significantly as our development programs progress, revenue estimates evolve and additional data is obtained, impacting our estimates.

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

The pharmaceutical wholesalers and distributors with whom Astellas has entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers and distributors can cause our operating results to fluctuate unexpectedly if sales of XTANDI to these wholesalers do not match end user demand. Adverse changes in economic conditions or other factors may cause wholesalers and distributors to reduce their inventories of XTANDI. As inventory of XTANDI in the distribution channel fluctuates from quarter to quarter, we may see fluctuations in collaboration revenue from XTANDI net sales.

A significant and growing amount of revenue we generate is in currency other than U.S. dollars, which exposes us to foreign exchange risk.

A significant and growing amount of our collaboration revenue is generated from royalties on ex-U.S. net sales of XTANDI. The royalties we receive from Astellas on net sales of XTANDI outside of the United States are calculated by converting the respective countries’ XTANDI net sales in local currency to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. A strengthening of the U.S. dollar compared to current exchange rates, would likely result in lower collaboration revenue related to ex-U.S. XTANDI net sales than otherwise would have been reported as a result of such unfavorable exchange rate movements.

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

At March 31, 2015, we had outstanding $258.7 million of the Convertible Notes, and approximately $66.9 million of minimum lease commitments. We may also incur additional indebtedness to meet future financing needs, including for example in connection with business development activities, to refinance existing debt, and for other general corporate purposes. Our substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

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

We require significant capital to fund our operations. We have historically funded our operations primarily through public offerings of our common stock, the issuance of the Convertible Notes, and from the upfront, milestone, and costs-sharing payments under agreements with our current and former collaboration partners and, subsequent to September 13, 2012, from collaboration revenue related to XTANDI net sales. At March 31, 2015, we had cash and cash equivalents totaling $568.6 million available to fund our operations. We expect to spend substantial amounts of capital for our operations in the future. Based on our current expectations, we believe our capital resources at March 31, 2015 will be sufficient to fund our currently planned operations for at least the next twelve months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding the amount and timing of net sales of XTANDI, potential XTANDI approvals in new markets and for other indications, and potential receipt of profit sharing, royalty, and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash and cash equivalents earlier than currently anticipated. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for enzalutamide and MDV9300 and other existing or potential future product candidates, to fund business acquisitions, investments or to in-license technologies, if we face challenges or delays in connection with our clinical trials, to maintain minimum cash balances that we deem reasonable and prudent, or in the event a fundamental change occurs under the terms of the Convertible Notes, which would give the holders of the Convertible Notes the right to require us to purchase their Convertible Notes in cash or if we elect to redeem all or part of the Convertible Notes for cash if they meet the technical requirements of redemption beginning April 6, 2015, or if we elect to settle for cash all or a portion of any conversion notices we receive from holders in periods in which the Convertible Notes meet the requirement of convertibility. Our ability to raise additional funds on acceptable terms will be dependent on the climate of worldwide capital markets, which could be challenging.

We may have additional tax liabilities.

We are subject to income taxes in various jurisdictions. Significant judgment is required in determining our provision for income taxes and other tax liabilities. Our effective income tax rate in the future is subject to volatility and could be adversely affected by a number of factors, including: interpretations of existing tax laws; changes in tax laws and rates; future levels of research and development expenditures; changes in the mix of earnings in countries with differing statutory tax rates in which we may conduct business, changes in the valuation of deferred tax assets and liabilities; state income taxes; the tax impact of stock-based compensation; changes in estimates of prior years’ items; tax costs for acquisition-related items; changes in accounting standards; non-deductible officers’ compensation; limitations on the utilization of net operating losses and tax credits due to changes in ownership; and overall levels of income before taxes. The impact of our income tax provision resulting from these items may be significant and could have a negative impact on our net income.

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

Generic and other pharmaceutical manufacturers are and have been very aggressive in challenging the validity of patents held by proprietary pharmaceutical companies, especially if these patents are commercially significant. Pursuant to the provisions of the Hatch-Waxman Act, the XTANDI patents listed in the FDA “Orange Book” could be challenged by generic manufacturers as early as four years from the initial approval of the XTANDI product in the United States. Outside the United States, we currently are facing three pre-grant patent oppositions in India, and we may face additional challenges to our existing or future patents covering the XTANDI product or any potential future product candidates. If a generic pharmaceutical company or other third party were able to successfully invalidate any of our present or future patents, the XTANDI product and any potential future product candidates that may ultimately receive marketing approval could face additional competition from lower-priced generic products that would result in significant price and revenue erosion and have a significantly negative impact on the commercial viability of the affected product candidate(s).

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

We may acquire or make investments in other companies, enter into other strategic relationships, or in-license technologies. To do so, we may use cash, issue equity that could dilute our current stockholders, or incur debt or assume indebtedness. These transactions involve numerous risks, including but not limited to:

•	difficulty integrating acquired technologies, products, operations, and personnel with our existing business;

•	diversion of management’s attention in connection with both negotiating the acquisition and integrating the business;

•	strain on managerial and operational resources;

•	difficulty implementing and maintaining effective internal control over financial reporting at businesses that we acquire, particularly if they are not located near our existing operations;

•	exposure to unforeseen liabilities of acquired companies or companies in which we invest;

•	potential costly and time-consuming litigation, including stockholder lawsuits;

•	potential issuance of securities to equity holders of the company being acquired which may have a dilutive effect on our stockholders;

•	the need to incur additional debt or use our existing cash balances; and

•	the requirement to record potentially significant additional future non-cash operating costs for the amortization of intangible assets and potential future impairment or write-down of intangible assets and/or goodwill as well as potentially significant non-cash adjustments to contingent consideration liabilities which would be recorded within operating expenses.

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

We have substantial intangible assets and goodwill as a result of the license of MDV9300 from CureTech. A significant impairment or write-down of intangible assets and/or goodwill would have a material adverse event on our consolidated financial statements.

Regarding intangible assets and goodwill, we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. During the fourth quarter of 2014, we recorded significant intangible assets and goodwill as a result of the CureTech transaction. At March 31, 2015, we had intangible assets and goodwill of approximately $111.0 million, or approximately 12% of our total assets. If our development activities with respect to in-process research and development are not successful, we may be required to incur a non-cash impairment charge, adversely affecting our consolidated results of operations.

Risks Related to Ownership of Our Common Stock and Convertible Notes

Our stock price has been and may continue to be volatile and our stockholders’ investment in our common stock and Convertible Notes could decline in value.

The market prices for our securities and those of other life sciences companies have been highly volatile and often unrelated or disproportionate to the operating performance of those companies, and may continue to be highly volatile in the future. There has been particular volatility in the market prices of securities of life sciences companies because of problems or successes in a given market segment or because investor interest has shifted to other segments. These broad market and industry factors may cause the market price of our common stock and the trading price of our Convertible Notes to decline, regardless of our operating performance. We have no control over this volatility and can only focus our efforts on our own operations, and even these may be affected due to the state of the capital markets.

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

Under the Astellas Collaboration Agreement, Astellas has exclusive control over the flow of information relating to net sales of XTANDI that we are dependent upon to meet our SEC reporting obligations. Astellas is required under the Astellas Collaboration Agreement to provide us with timely and accurate financial data related to net sales of XTANDI so that we may meet our reporting obligations under federal securities laws. In the event that Astellas fails to provide us with timely and accurate information, we may incur significant liability with respect to federal securities laws, our internal controls and procedures under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, may be inadequate, and we could be required to record adjustments in future periods, any of which could adversely affect the market price of our common stock and Convertible Notes and subject us to securities litigation.

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

See the Exhibit List which follows the signature page of this Quarterly Report on Form 10Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2015	MEDIVATION, INC.

	By:	/s/ Richard A. Bierly
	Name:	Richard A. Bierly
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-32836	3.4	10/17/2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Designation of Series C Junior Participating Preferred Stock of Medivation, Inc.	8-K	001-32836	3.1	2/13/2015

3.3	Amended and Restated Bylaws of Medivation, Inc.	8-K	001-32836	3.2	2/13/2015

4.1	Common Stock Certificate.	10-Q	001-32836	4.1	5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

4.3	Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	001-32836	4.1	3/19/2012

4.4	First Supplemental Indenture, dated March 19, 2012, between Medivation, Inc. and Wells Fargo Bank, National Association, as Trustee (including the form of 2.625% convertible senior notes due 2017).	8-K	001-32836	4.2	3/19/2012

10.1*	Compensation Arrangements with Named Executive Officers.	8-K	001-32836	Item 5.02	2/13/2015

10.2*	Compensation Arrangements with Non-Employee Directors.					X

10.3	Sixth Amendment to Lease, dated as of January 12, 2015, by and between Knickerbocker Properties, Inc. XXXIII and Medivation, Inc.					X

12.1	Computation of Ratio of Earnings to Fixed Charges.					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement.

†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.