Form 10-Q
period 2015-06-30
MEDIVATION, INC.
filed 2015-08-06
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, 81,694,468 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDIVATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$421,150	$502,677
Short-term investments	76,357	—
Receivable from collaboration partner	197,157	184,737
Deferred income tax assets	9,533	21,987
Prepaid expenses and other current assets	18,640	12,264
Restricted cash	616	203

Total current assets	723,453	721,868
Property and equipment, net	44,291	41,161
Intangible assets	101,000	101,000
Deferred income tax assets, non-current	32,868	15,176
Restricted cash, net of current	12,723	11,562
Goodwill	10,000	10,000
Other non-current assets	6,355	10,852

Total assets	$930,690	$911,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$118,850	$106,128
Contingent consideration	10,000	10,000
Deferred revenue	565	2,822
Current portion of build-to-suit lease obligation	196	698
Current portion of Convertible Notes, net of unamortized discount of $18,650 and $1 at June 30, 2015 and December 31, 2014, respectively	149,098	4

Total current liabilities	278,709	119,652
Convertible Notes, net of unamortized discount of $— and $36,598 at June 30, 2015 and December 31, 2014, respectively	—	222,140
Contingent consideration	101,013	96,000
Build-to-suit lease obligation, excluding current portion	16,920	18,711
Other non-current liabilities	6,525	5,817

Total liabilities	403,167	462,320
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 340,000,000 and 170,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 79,860,733 and 78,117,227 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	799	781
Additional paid-in capital	561,759	506,227
Accumulated other comprehensive loss	(34)	—
Accumulated deficit	(35,001)	(57,709)

Total stockholders’ equity	527,523	449,299

Total liabilities and stockholders’ equity	$930,690	$911,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaboration revenue	$175,657	$148,090	$304,845	$235,279
Operating expenses:
Research and development expenses	47,294	40,344	91,970	86,263
Selling, general and administrative expenses	74,708	52,795	158,647	102,530

Total operating expenses	122,002	93,139	250,617	188,793

Income from operations	53,655	54,951	54,228	46,486
Other income (expense), net:
Loss on extinguishment of Convertible Notes	(7,868)	—	(7,871)	—
Interest expense	(5,309)	(5,336)	(10,917)	(10,566)
Interest income	30	8	41	17
Other, net	(82)	(93)	47	(131)

Total other income (expense), net	(13,229)	(5,421)	(18,700)	(10,680)

Income before income tax expense	40,426	49,530	35,528	35,806
Income tax expense	(14,600)	(1,611)	(12,820)	(1,552)

Net income	$25,826	$47,919	$22,708	$34,254

Basic net income per common share	$0.33	$0.63	$0.29	$0.45

Diluted net income per common share	$0.31	$0.60	$0.28	$0.43

Weighted average common shares used in the calculation of basic net income per common share	79,252	76,577	78,788	76,411

Weighted average common shares used in the calculation of diluted net income per common share	84,345	80,491	81,498	80,487

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$25,826	$47,919	$22,708	$34,254
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities, net	(34)	—	(34)	—

Other comprehensive loss, net	(34)	—	(34)	—

Comprehensive income	$25,792	$47,919	$22,674	$34,254

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$22,708	$34,254
Adjustments for non-cash operating items:
Stock-based compensation	27,450	20,842
Excess tax benefits from stock-based compensation	(13,572)	—
Loss on extinguishment of Convertible Notes	7,871	—
Amortization of debt discount and debt issuance costs	7,827	7,170
Change in fair value of contingent purchase consideration	5,013	—
Depreciation on property and equipment	3,085	2,193
Amortization of deferred revenue	(2,257)	(8,465)
Change in deferred income taxes	(773)	—
Net accretion of discount on investment securities	6	—
Other non-cash items	(66)	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	(12,420)	7,272
Prepaid expenses and other current assets	(6,085)	1,768
Other non-current assets	2,689	(4,847)
Accounts payable, accrued expenses and other current liabilities	25,352	(3,647)
Interest payable	(305)	—
Other non-current liabilities	718	(1)

Net cash provided by operating activities	67,241	56,539

Cash flows from investing activities:
Purchases of short-term investments	(76,397)	—
Purchases of property and equipment	(6,478)	(4,506)
Change in restricted cash	(1,574)	(2,073)

Net cash used in investing activities	(84,449)	(6,579)

Cash flows from financing activities:
Principal repayment of Convertible Notes	(90,994)	(1)
Cash settlement of Convertible Notes conversion premium	(1,126)	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	14,699	11,289
Excess tax benefits from stock-based compensation	13,572	—
Reduction of build-to-suit lease obligation	(470)	—

Net cash (used in) provided by financing activities	(64,319)	11,288

Net (decrease) increase in cash and cash equivalents	(81,527)	61,248
Cash and cash equivalents at beginning of period	502,677	228,788

Cash and cash equivalents at end of period	$421,150	$290,036

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Reacquisition of Convertible Note equity component upon conversion	$135,988	—
Fair value of common stock issued for conversion of Convertible Notes	$131,084	—
Derecognition of build-to-suit lease asset	$3,241	—
Derecognition of build-to-suit lease obligation	$3,176	—
Property and equipment expenditures incurred but not yet paid	$1,650	$3,082
Interest capitalized during construction period for build-to-suit lease transactions	$1,070	$450
Accrued interest payable forfeited upon conversion of Convertible Notes	$292	—
Amounts capitalized under build-to-suit lease transactions	$283	$16,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Medivation, Inc. (the “Company” or “Medivation”) is a biopharmaceutical company focused on the development and commercialization of medically innovative therapies to treat serious diseases for which there are limited treatment options. Through the Company’s collaboration with Astellas Pharma, Inc., or Astellas, it has one commercial product, XTANDI® (enzalutamide) capsules, or XTANDI. XTANDI has received marketing approval in the United States, Europe, and numerous other countries worldwide for the treatment of patients with metastatic castration-resistant prostate cancer, or mCRPC, and in Japan for the treatment of patients with castration-resistant prostate cancer, or CRPC. Since its launch in the United States in September 2012, and subsequent launch in additional countries, XTANDI’s worldwide net sales (as reported by Astellas) were approximately $2.4 billion through June 30, 2015. The Company and Astellas are also conducting investigational studies of enzalutamide in prostate cancer, advanced breast cancer, and hepatocellular carcinoma. Under the Company’s collaboration agreement with Astellas, it shares with Astellas equally all profits (losses) related to U.S. net sales of XTANDI. The Company also receives royalties ranging from the low teens to the low twenties on ex-U.S. XTANDI net sales and certain milestone payments upon the achievement of defined development and sales events.

The Company seeks to become a global fully-integrated biopharmaceutical company through the continued commercialization of XTANDI, the acquisition or in-license and development and commercialization of other product opportunities, and through the advancement of its own proprietary research and development programs. The Company expects that its future growth may come from both internal research efforts and third party business development activities. In the fourth quarter of 2014, the Company licensed exclusive worldwide rights to pidilizumab (which is referred to as MDV9300), an immune modulatory, anti-Programmed Death-1 (PD-1) monoclonal antibody for all potential indications from CureTech, Ltd., or CureTech. Under the license agreement, the Company is responsible for all development, regulatory, manufacturing, and commercialization activities for MDV9300. The Company currently anticipates that it may initiate a Phase 3 clinical trial evaluating MDV9300 in one or more hematologic malignancies as early as in 2015. The Company is also considering evaluating MDV9300 in other indications, including but not limited to in combination with enzalutamide in breast and prostate cancer. In addition, the Company has various other internal research and discovery efforts focused, among other areas, in oncology and neurology.

The Company has funded its operations primarily through public offerings of its common stock, the issuance of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, from upfront, milestone, and cost-sharing payments under collaboration agreements, and subsequent to September 13, 2012, from collaboration revenue related to XTANDI net sales. As of June 30, 2015, the Company may earn up to $245.0 million of remaining sales milestones under the Astellas Collaboration Agreement.

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

All tabular disclosures of dollar and share amounts are presented in thousands unless otherwise indicated. All per share amounts are presented at their actual amounts. The number of shares issuable under the Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, and the Medivation, Inc. 2013 Employee Stock Purchase Plan, or ESPP, disclosed in Note 11, “Stockholders’ Equity,” are presented at their actual amounts unless otherwise indicated. Amounts presented herein may not calculate or sum precisely due to rounding.

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

Significant estimates and assumptions used by management principally relate to revenue recognition, including reliance on third party information, estimating the performance periods of the Company’s deliverables under collaboration agreements, and estimating the various deductions from gross sales to calculate net sales of XTANDI. Additionally, significant estimates and assumptions used by management include those related to contingent purchase consideration, intangible assets, goodwill, the Convertible Notes, determining whether the Company is the primary beneficiary of any variable interest entities, leases, taxes, research and development and other accruals, share-based compensation, and the calculation of diluted net income (loss) per common share.

(c) Significant Accounting Policies

Reference is made to Note 2, “Summary of Significant Accounting Policies,” included in the notes to the Company’s audited consolidated financial statements included in its Annual Report. As of the date of the filing of this Quarterly Report on Form 10-Q, or Quarterly Report, there were no significant changes to the significant accounting policies described in the Company’s Annual Report, except for the Company’s accounting policy with respect to diluted net income per common share beginning in the second quarter of 2015 as discussed in Note 5, “Net Income per Common Share”.

(d) Capital Structure

On June 15, 2015, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, effecting an increase in the total number of authorized shares of capital stock of the Company from 171,000,000 to 341,000,000 and an increase in the total number of authorized shares of common stock of the Company from 170,000,000 to 340,000,000.

On July 31, 2015, the Company announced that its Board of Directors has declared a two-for-one stock split of Medivation’s common stock to be effected through a stock dividend. Shareholders of record as of August 13, 2015, will receive one additional share of Medivation common stock, par value $0.01, for each share they hold as of the record date. The share distribution is scheduled for September 15, 2015.

On June 19, 2015, the Company issued a notice of redemption to redeem on July 24, 2015 all of its outstanding Convertible Notes. Pursuant to this notice of redemption, the Company completed the settlement of $167.8 million aggregate principal amount of the Convertible Notes for $167.8 million in cash and 1,769,609 shares of its common stock in the third quarter of 2015. Upon settlement, the Convertible Notes were no longer deemed outstanding, interest ceased to accrue thereon, and all rights of the holders of the Convertible Notes ceased to exist.

(e) New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-05, “Intangibles–Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The revised guidance will not change a customer’s accounting for service contracts. The ASU may be adopted prospectively or retrospectively and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact that the amended guidance will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The ASU requires retrospective adoption and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company currently does not expect that the adoption of ASU 2015-03 will have a material impact on its consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” The amended guidance provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with voting interest entities through fee arrangements and related party relationships. The amended guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period. The Company currently does not expect that the adoption of ASU 2015-02 will have a material impact on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when (or as) each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also agreed to permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

NOTE 3. COLLABORATION AGREEMENT

(a) Collaboration Agreement with Astellas

In October 2009, the Company entered into a collaboration agreement with Astellas, or the Astellas Collaboration Agreement, pursuant to which it is collaborating with Astellas to develop and commercialize XTANDI globally for all indications, dosages, and formulations of enzalutamide. Under the agreement, decision making and economic participation differs between the U.S. market and the ex-U.S. market. In the United States, decisions are generally made by consensus, pre-tax profits and losses are shared equally, and, subject to certain exceptions, development and commercialization costs (including cost of goods sold and the royalty on net sales payable to The Regents of the University of California (“UCLA” or “the Regents”) under the Company’s license agreement with UCLA) are also shared equally. The primary exceptions to equal cost sharing in the U.S. market are that each party is responsible for its own commercial full-time equivalent, or FTE, costs, and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company and Astellas are co-promoting XTANDI in the U.S. market, with each company providing half of the sales and medical affairs effort in support of the product. Both the Company and Astellas are entitled to receive a fee for each qualifying detail made by its respective sales representatives. Outside the United States, decisions are generally made by Astellas and all development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA) are borne by Astellas. Astellas retains all ex-U.S. profits and losses, and pays the Company a tiered royalty ranging from the low teens to the low twenties on the aggregate net sales of XTANDI outside the United States, or ex-U.S. XTANDI net sales. Astellas has sole responsibility for promoting XTANDI outside the United States and for recording all XTANDI net sales both inside and outside the United States. Both the Company and Astellas have agreed not to commercialize certain other products having a similar mechanism of action (as defined by the Astellas Collaboration Agreement) as XTANDI for the treatment of prostate cancer for a specified time period, subject to certain exceptions.

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, upfront cash payment of $110.0 million in the fourth quarter of 2009. The Company was also eligible to receive up to $335.0 million in development milestone payments and is eligible to receive up to $320.0 million in sales milestone payments. As of June 30, 2015, the Company had earned all of the $335.0 million in development milestone payments and $75.0 million of the sales milestone payments under the Astellas Collaboration Agreement. The Company expects that any of the remaining $245.0 million in sales milestone payments that the Company may earn in future periods will be recognized as revenue in their entirety in the period in which the underlying milestone event is achieved. The triggering events for the sales milestone payments are as follows:

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

Collaboration revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaboration revenue:
Related to U.S. XTANDI net sales	$149,220	$71,866	$261,230	$134,091
Related to ex-U.S. XTANDI net sales	25,591	9,992	41,358	15,723
Related to upfront and milestone payments	846	66,232	2,257	85,465

Total	$175,657	$148,090	$304,845	$235,279

The Company is required to pay UCLA ten percent of all Sublicensing Income, as defined in its license agreement with UCLA. The Company is currently involved in litigation with UCLA regarding certain terms of the license agreement and other matters, which are discussed in Note 14, “Commitments and Contingencies.”

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

Collaboration revenue related to U.S. XTANDI net sales was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. XTANDI net sales (as reported by Astellas)	$298,440	$143,732	$522,460	$268,183
Shared U.S. development and commercialization costs	(84,947)	(70,543)	(195,260)	(148,250)

Pre-tax U.S. profit	$213,493	$73,189	$327,200	$119,933

Medivation’s share of pre-tax U.S. profit	$106,747	$36,594	$163,600	$59,966
Reimbursement of Medivation’s share of shared U.S. costs	42,473	35,272	97,630	74,125

Collaboration revenue related to U.S. XTANDI net sales	$149,220	$71,866	$261,230	$134,091

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

Collaboration revenue related to ex-U.S. XTANDI net sales was $25.6 million and $41.4 million for the three and six months ended June 30, 2015, respectively. Collaboration revenue related to ex-U.S. XTANDI net sales was $10.0 million and $15.7 million for the three and six months ended June 30, 2014, respectively.

Collaboration Revenue Related to Upfront and Milestone Payments

Collaboration revenue related to upfront and milestone payments from Astellas was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Development milestones earned	$—	$62,000	$—	$77,000
Amortization of deferred upfront and development milestones	846	4,232	2,257	8,465

Total	$846	$66,232	$2,257	$85,465

Deferred revenue under the Astellas Collaboration Agreement was $0.6 million and $2.8 million at June 30, 2015, and December 31, 2014, respectively.

(c) Cost-Sharing Payments

Under the Astellas Collaboration Agreement, the Company and Astellas share certain development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA) in the United States. For the three and six months ended June 30, 2015, development cost sharing payments from Astellas were $17.6 million and $31.4 million, respectively. For the three and six months ended June 30, 2014, development cost sharing payments from Astellas were $17.5 million and $33.4 million, respectively. For the three and six months ended June 30, 2015, commercialization cost-sharing payments to Astellas were $2.7 million and $22.8 million, respectively. For the three and six months ended June 30, 2014, commercialization cost-sharing payments to Astellas were $2.6 million and $10.2 million, respectively. Development cost sharing payments from Astellas are recorded as reductions in research and development, or R&D, expenses. Commercialization cost sharing payments to Astellas are recorded as increases in selling, general, and administrative, or SG&A, expenses

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

In the fourth quarter of 2014, the Company entered into a License Agreement with CureTech, pursuant to which it licensed exclusive worldwide rights to CureTech’s late-stage clinical molecule, MDV9300. The Company concluded that the in-license transaction is an acquisition of a business in accordance with FASB Accounting Standards Codification, or ASC, 805-10, “Business Combinations.” The transaction resulted in identifiable intangible assets of $101.0 million consisting entirely of in-process research and development, or IPR&D, and goodwill of $10.0 million. The Company accounts for IPR&D as indefinite-lived intangible assets until regulatory approval or discontinuation at which time the Company evaluates impairment, converts the carrying value into a definite-lived intangible asset and determines the economic life for amortization purposes. The Company assesses the impairment of intangible assets and goodwill on an annual basis or more frequently whenever events or changes in circumstances may indicate that the carrying value might not be recoverable.

The Company applies the rules in ASU No. 2011-08, “Testing Goodwill for Impairment,” which amends the rules for testing goodwill for impairment by allowing an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary.

The Company applies the rules in ASU No. 2012-02, “Testing Indefinite-Lived Intangibles Assets for Impairment,” which provides entities with an option to perform a qualitative assessment of indefinite-lived intangible assets other than goodwill for impairment to determine if additional impairment testing is necessary.

The Company evaluated its goodwill and indefinite-lived intangible assets utilizing the simplified approach as of June 30, 2015. The Company determined that its goodwill and indefinite-lived intangible assets were not impaired at June 30, 2015. The Company was not required to perform the two-step quantitative impairment test.

NOTE 5. NET INCOME PER COMMON SHARE

The computation of basic net income per common share is based on the weighted-average number of common shares outstanding during each period. The computation of diluted net income per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, stock appreciation rights, ESPP shares, warrants, and shares issuable upon conversion of convertible debt.

At June 30, 2015, the Company had $167.8 million aggregate principal amount of the Convertible Notes outstanding, for which the Company controls the settlement method. During the second quarter of 2015, the Company asserted its intent and ability to settle the outstanding Convertible Notes for a combination of cash and common stock. Under the “cash settlement” method, interest is not added back to the numerator, and only the contingently issuable shares related to the conversion spread are included in the denominator, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during the period exceeds the conversion price of approximately $51.24 per share of common stock. The calculation of diluted net income per common share for the three months ended June 30, 2015 includes the effect of approximately 2.4 million common shares related to the conversion spread of the Convertible Notes.

The Company used the “if-converted” method to compute the dilutive effect of the Convertible Notes for the calculation of diluted net income per common share for the three and six months ended June 30, 2014. Under the “if-converted” method, interest expense, net of tax, related to the Convertible Notes, is added back to net income, and the Convertible Notes are assumed to have been converted into common shares at the beginning of the period during periods in which there would have been a dilutive effect. For the three and six months ended June 30, 2014, the impact of the Convertible Notes has been excluded from the calculation of diluted net income per common share because the effect of their inclusion would have been anti-dilutive (approximately 5.1 million contingently issuable shares have been excluded).

The computation of diluted net income per common share for the six months ended June 30, 2015 reflects the application of the “if converted” method for the first quarter of 2015 and the “cash settlement” method for the second quarter of 2015 given the demonstrated and asserted redemption for the outstanding debt. For the six months ended June 30, 2015, the impact of the Convertible Notes has been excluded from the calculation of diluted net income per common share because the effect of their inclusion would have been anti-dilutive (approximately 3.7 million contingently issuable shares have been excluded).

The Company completed the settlement of $167.8 million aggregate principal amount of the Convertible Notes for $167.8 million in cash and 1,769,609 shares of its common stock during the third quarter of 2015 as discussed further in Note 15, “Subsequent Events.”

The following table reconciles the numerator and denominator used to calculate diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$25,826	$47,919	$22,708	$34,254

Denominator:
Weighted-average common shares, basic	79,252	76,577	78,788	76,411
Dilutive effect of common stock equivalents	5,093	3,914	2,710	4,076

Weighted-average common shares, diluted	84,345	80,491	81,498	80,487

Net income per common share:
Basic net income per common share	$0.33	$0.63	$0.29	$0.45

Diluted net income per common share	$0.31	$0.60	$0.28	$0.43

NOTE 6. CONVERTIBLE SENIOR NOTES DUE 2017

On March 19, 2012, the Company issued $258.8 million aggregate principal amount of the Convertible Notes. The Company was required to pay interest semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes were convertible upon the occurrence of certain conditions into shares of the Company’s common stock at a conversion rate of 19.5172 shares of common stock per $1,000 principal amount of the Convertible Notes, equivalent to a conversion price of approximately $51.24 per share of common stock.

During the first quarter of 2015, the Company received notification that $0.7 million aggregate principal amount of Convertible Notes were surrendered for conversion. The Company settled the principal and conversion premium for approximately $1.9 million in cash during the second quarter of 2015. During the second quarter of 2015, the Company received notification that $90.3 million aggregate principal amount of Convertible Notes were surrendered for conversion. The Company settled these conversion obligations through a combination of $90.3 million in cash and 1,049,679 shares of its common stock during the second quarter of 2015. The Company recorded a non-cash loss on extinguishment of the Convertible Notes of $7.9 million for the three and six months ended June 30, 2015, which is included in other income (expense), net, on the unaudited consolidated statements of operations. Forfeited accrued interest payable of $0.3 million was reclassified to additional paid-in capital upon conversion.

On June 19, 2015, the Company issued a notice of redemption to redeem on July 24, 2015 all of its outstanding Convertible Notes. At June 30, 2015, $167.8 million aggregate principal amount of the Convertible Notes was outstanding and was classified as a current liability on the unaudited consolidated balance sheet. Pursuant to this notice of redemption, the Company completed the settlement of $167.8 million aggregate principal amount of the Convertible Notes for $167.8 million in cash and 1,769,609 shares of its common stock during the third quarter of 2015. Upon settlement, the Convertible Notes were no longer deemed outstanding, interest ceased to accrue thereon, and all rights of the holders of the Convertible Notes ceased to exist. The Company expects to record a non-cash loss on extinguishment of Convertible Notes of approximately $13.0 million during the third quarter of 2015.

NOTE 7. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following table summarizes the Company’s cash, cash equivalents, and short-term investments at June 30, 2015 and December 31, 2014:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
June 30, 2015
Cash and cash equivalents:
Cash	$224,412	$—	$—	$224,412
Money market funds	189,041	—	—	189,041
Commercial paper	7,697	—	—	7,697

Total cash and cash equivalents	421,150	—	—	421,150

Short-term investments:
Corporate debt securities	42,830	1	(39)	42,792
Commercial paper	21,568	—	—	21,568
Federal agency securities	9,993	4	—	9,997
Certificates of deposit	2,000	—	—	2,000

Total short-term investments	76,391	5	(39)	76,357

Total cash, cash equivalents, and short-term investments	$497,541	$5	$(39)	$497,507

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2014
Cash and cash equivalents:
Cash	$313,646	$—	$—	$313,646
Money market funds	189,031	—	—	189,031

Total cash and cash equivalents	$502,677	$—	$—	$502,677

Cash and cash equivalents consist of cash on deposit with banks, money market funds, and all highly liquid investments with a remaining maturity of three months or less at the time of purchase. The Company considers all highly liquid investments with a remaining maturity at the time of purchase of more than three months but no longer than 12 months to be short-term investments. The Company classifies its short-term investments as available-for-sale securities and reports them at fair value with related unrealized gains and losses included as a component of comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income (expense), net, on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income (expense), net.

At June 30, 2015, the Company had 20 available for sale securities with a fair value of $36.8 million in a gross unrealized loss position, all of which had been in such a position for less than twelve months. The Company does not intend to sell the securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. All of the Company’s investments have remaining contractual maturities of less than twelve months.

NOTE 8. BUILD-TO-SUIT LEASE OBLIGATION

In the fourth quarter of 2013, the Company entered into a property lease for approximately 51,632 square feet of space located in San Francisco, California. In the second quarter of 2015, the Company entered into an amended lease agreement to reduce the amount of leased space at this property to approximately 43,625 square feet. The lease agreement expires in August 2024, and the Company has an option to extend the lease term for up to an additional five years.

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company capitalized $14.5 million as a build-to-suit property within property and equipment, net, and recognized a corresponding build-to-suit lease obligation for the same amount. The Company has also recognized, as an additional build-to-suit lease property and obligation, structural tenant improvements totaling $3.9 million for amounts paid by the landlord and $2.5 million for capitalized interest during the construction period through June 30, 2015.

As a result of the amended agreement, the Company surrendered a portion of the property totaling approximately 8,007 square feet to the lessor. The Company has no continuing involvement with the portion of the property surrendered to the lessor. Accordingly, the Company derecognized a portion of the build-to-suit asset totaling $3.2 million and a portion of the build-to-suit lease obligation totaling $3.1 million during the second quarter of 2015 related to the portion of the property that was surrendered to the lessor.

A portion of the monthly lease payment is allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to the rent of the building is applied to reduce the build-to-suit lease obligation. At June 30, 2015, $0.2 million of the build-to-suit lease obligation representing the expected reduction in the liability over the next twelve months was classified as a current liability and the remaining $16.9 million was classified as a non-current liability on the consolidated balance sheet. Expected reductions in the build-to-suit lease obligation are as follows:

Years Ending December 31,	Build-To-Suit Lease Obligation
Remainder of 2015	$197
2016	10
2017	77
2018	149
2019	228
2020 and thereafter	16,455

Total	$17,116

The amounts included in the table above represent the reductions in the build-to-suit lease obligation included on the Company’s consolidated balance sheet at June 30, 2015 in each of the periods presented. The amount in the terminal period includes the amount to derecognize the build-to-suit lease obligation at the end of the lease term. The expected reductions in the build-to-suit lease obligation presented in the table above are impacted by the timing of the completion of the construction project. Actual expected lease payments under the build-to-suit lease obligation are included in Note 14, “Commitments and Contingencies.”

NOTE 9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	June 30, 2015	December 31, 2014
Build-to-suit property	$17,656	$19,544
Leasehold improvements	15,027	15,051
Computer equipment and software	11,012	9,499
Furniture and fixtures	4,576	4,667
Construction in progress	7,999	1,360
Laboratory equipment	735	735

	57,005	50,856
Less: Accumulated depreciation	(12,714)	(9,695)

Total	$44,291	$41,161

The reduction of the build-to-suit property in the table above resulted from the surrender of a portion of the construction project to the lessor in connection with the lease amendment described in Note 8, “Build-To-Suit-Lease Obligation.”

NOTE 10. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Clinical and preclinical	$35,676	$31,069
Accrued professional services and other current liabilities	17,117	8,909
Payroll and payroll-related	19,285	33,272
Royalties payable	18,860	13,582
Accounts payable	12,754	10,492
Other payable to licensor	14,057	5,000
Interest payable	1,101	1,698
Taxes payable	—	2,106

Total	$118,850	$106,128

Accounts payable represents short-term liabilities for which the Company has received and processed a vendor invoice prior to the end of the reporting period. Accrued expenses and other current liabilities represent, among other things, compensation and related benefits to employees, royalties due to licensors of technologies, interest payable related to the Company’s Convertible Notes, estimated amounts due to third party vendors for services rendered prior to the end of the reporting period, invoices received from third party vendors that have not yet been processed, taxes payable, and other accrued items.

NOTE 11. STOCKHOLDERS’ EQUITY

(a) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at June 30, 2015.

(b) Medivation Equity Incentive Plan

The Medivation Equity Incentive Plan provides for the issuance of options and other stock-based awards, including restricted stock units, performance share awards and stock appreciation rights. The vesting of all outstanding awards under the Medivation Equity Incentive Plan will accelerate, and all such awards will become immediately exercisable, upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan. On June 16, 2015, the Company’s stockholders approved an amendment and restatement of the Medivation Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the Medivation Equity Incentive Plan from 21,150,000 to 23,850,000. As of June 30, 2015, approximately 4.6 million shares were available for issuance under the Medivation Equity Incentive Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	5,067,957	$33.52
Granted	581,083	$115.77
Exercised	(519,560)	$22.77
Forfeited	(52,345)	$84.17

Outstanding at June 30, 2015	5,077,135	$43.51	6.33	$361.6

Vested and exercisable at June 30, 2015	3,399,023	$24.62	5.18	$304.5

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $114.20 of the Company’s common stock on June 30, 2015. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on June 30, 2015. The amounts are presented in millions.

The weighted-average grant-date fair value per share of options granted during the six months ended June 30, 2015 was $51.87.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2015:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2014	483,580	$76.20
Granted	230,812	$112.91
Vested	(118,662)	$75.91
Forfeited	(23,039)	$89.76

Unvested at June 30, 2015	572,691	$90.51

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the six months ended June 30, 2015:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	688,228	$24.05
Granted	—	—
Exercised	(26,912)	$23.20
Forfeited	(5,514)	$23.20

Outstanding at June 30, 2015	655,802	$24.09	6.46	$59.1

Vested and exercisable at June 30, 2015	564,384	$24.11	6.46	$50.8

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $114.20 of the Company’s common stock on June 30, 2015. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on June 30, 2015. The amounts are presented in millions.

(c) ESPP

The ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or end of a purchase period. Eligible employee contributions are limited on an annual basis to $25,000 in accordance with Section 423 of the Internal Revenue Code. As of June 30, 2015, a total of 3,000,000 shares of the Company’s common stock were authorized for issuance under the ESPP, and 123,680 shares have been issued.

(d) Stock-Based Compensation

The Company estimates the fair value of stock options, stock appreciation rights, and ESPP shares using the Black-Scholes valuation model. The Black-Scholes assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.33-1.78%	1.65-1.77%	1.33-1.78%	1.57-1.77%
Estimated term (in years)	4.99-5.50	5.09-5.50	4.98-5.50	5.09-5.50
Estimated volatility	50-57%	60-61%	50-57%	60-64%
Estimated dividend yield	—	—	—	—

The Black-Scholes assumptions used to estimate the fair value of shares issued under the ESPP on the commencement date of the offering period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	0.12%	0.06%	0.12%	0.06%
Estimated term (in years)	0.50	0.50	0.50	0.50
Estimated volatility	37%	53%	37%	53%
Estimated dividend yield	—	—	—	—

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense recognized as:
R&D expense	$6,109	$4,503	$11,920	$8,625
SG&A expense	7,969	6,678	15,530	12,217

Total	$14,078	$11,181	$27,450	$20,842

Unrecognized stock-based compensation expense totaled $99.0 million at June 30, 2015 and is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 12. INCOME TAXES

The Company calculates its quarterly income tax provision in accordance with the guidance provided by ASC 740-270, “Interim Income Tax Accounting,” whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). Income tax expense for the three and six months ended June 30, 2015 was $14.6 million and $12.8 million, respectively. A discrete tax benefit of $2.8 million related to the loss on extinguishment of Convertible Notes was included in the provision for income taxes for the three and six months ended June 30, 2015. The provision for income taxes was higher than the tax computed at the U.S. federal statutory rate due primarily to state income taxes and non-deductible stock-based compensation. Income tax expense for both the three and six months ended June 30, 2014 was $1.6 million.

The effective tax rate was 36.1% for both the three and six months ended June 30, 2015. The effective tax rate was 3.3% and 4.3% for the three and six months ended June 30, 2014, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2015 as compared to the prior year periods was due to the release of a portion of the valuation allowance during the fourth quarter of 2014.

The Company reduced its current Federal and state taxes payable by $13.6 million related to excess tax benefits from stock-based compensation, increasing additional paid-in capital. In addition, the Company recorded a credit to additional paid-in capital of $4.4 million related to certain tax impacts of the extinguishment of Convertible Notes.

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

NOTE 13. FAIR VALUE DISCLOSURES

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
June 30, 2015:
Cash equivalents:
Money market funds	$189,041	$189,041	—	—
Commercial paper	$7,697	—	$7,697	—
Short-term investments
Corporate debt securities	$42,792	—	$42,792	—
Commercial paper	$21,568	—	$21,568	—
Federal agency securities	$9,997	—	$9,997	—
Certificates of deposit	$2,000	—	$2,000	—
Current liabilities:
Contingent consideration	$10,000	—	—	$10,000
Long-term liabilities
Contingent consideration	$101,013	—	—	$101,013

December 31, 2014:
Cash equivalents:
Money market funds	$189,031	$189,031	—	—
Current liabilities:
Contingent consideration	$10,000	—	—	$10,000
Long-term liabilities
Contingent consideration	$96,000	—	—	$96,000

The Company classifies money market funds, which are based on quoted market prices in active markets with no valuation adjustments, as Level 1 assets within the valuation hierarchy.

The Company estimates the fair values of Level 2 marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly, or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources, and/or analyzing pricing data in certain instances.

In connection with the CureTech license transaction, the Company recorded contingent consideration liabilities pertaining to amounts potentially payable to CureTech. The fair value of contingent consideration was estimated utilizing a model with key assumptions that included estimated revenues or completion of certain development and sales milestone targets during the earn-out period, volatility, and estimated discount rates corresponding to the periods of expected payments. The estimated fair value of the contingent consideration liability is measured at each reporting date based on significant inputs not observable in the market. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the estimated fair value of contingent consideration are reflected as non-cash adjustments to operating expenses in the consolidated statements of operations. During the three months ended June 30, 2015, the Company recorded a non-cash fair value adjustment of $0.1 million to reduce R&D expenses and a non-cash fair value adjustment of $1.1 million to increase SG&A expenses. During the six months ended June 30, 2015, the Company recorded non-cash fair value adjustments of $0.9 million and $4.1 million to increase R&D expenses and SG&A expenses, respectively.

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

The $1.0 million and $5.0 million increases in the fair value of the contingent consideration liability during the three and six months ended June 30, 2015, respectively, are primarily due to the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that the Company could potentially be required to pay to CureTech under the License Agreement is included in the table below:

Potential sales milestones	$245,000
Potential development and regulatory milestones	$85,000
Potential payment upon completion of Manufacturing Technology Transfer	$5,000
Potential future tiered royalties on annual worldwide net sales	5% to 11%

There were no transfers between Level 1 and Level 2 financial instruments during the three and six months ended June 30, 2015. The following table includes a roll-forward of the fair value of Level 3 financial instruments for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Contingent Consideration (Current and Long-Term):
Balance at beginning of period	$110,000	$106,000
Amounts acquired or issued	—	—
Net change in fair value	1,013	5,013
Settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at end of period	$111,013	$111,013

The following table presents the total balance of the Company’s other financial instruments that are not measured at fair value on a recurring basis:

		Fair value measurements using:
	Total Balance	Level 1	Level 2	Level 3
June 30, 2015:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$224,412	$224,412	—	—
Liabilities:
Convertible Notes	$269,434	—	$269,434	—

December 31, 2014:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$313,646	$313,646	—	—
Liabilities:
Convertible Notes	$359,219	—	$359,219	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivable from collaboration partner, accounts payable and accrued expenses and other current assets and liabilities approximate their carrying value.

The estimated fair value of the Company’s Convertible Notes, including the equity component, was $372.6 million and $496.8 million at June 30, 2015 and December 31, 2014, respectively, and was determined using recent trading prices of the Convertible Notes. The fair value of the Convertible Notes included in the table above represents only the liability component of the Convertible Notes, because the equity component is included in stockholders’ equity on the consolidated balance sheets. In the third quarter of 2015, the Company completed the settlement of $167.8 million aggregate principal amount of its Convertible Notes in exchange for $167.8 million in cash and 1,769,609 shares of its common stock. Additional information is included in Note 15, “Subsequent Events.”

NOTE 14. COMMITMENTS AND CONTINGENCIES

(a) Lease Obligations

In the first quarter of 2015, the Company entered into the Sixth Amendment to its corporate headquarters lease agreement in San Francisco, California, pursuant to which it leased approximately 16,000 additional square feet of office space. The Company is entitled to approximately $0.3 million of tenant improvement allowances pursuant to the Sixth Amendment. In connection with the execution of the Sixth Amendment, the Company delivered to the lessor a letter of credit collateralized by restricted cash totaling $1.6 million. In total, at June 30, 2015, the Company leased approximately 143,000 square feet of office space pursuant to the lease agreement, as amended, which expires in June 2019. Lease commitments pursuant to the Sixth Amendment are approximately $6.1 million over the term of the lease.

Future operating lease obligations as of June 30, 2015 are as follows:

Years Ending December 31,	Operating Leases
Remainder of 2015	$4,569
2016	9,345
2017	9,544
2018	9,746
2019	5,065
2020 and thereafter	—

Total minimum lease payments	$38,269

The Company is considered the “accounting owner” for a build-to-suit property and has recorded a build-to-suit lease obligation on its consolidated balance sheets. Additional information regarding the build-to-suit lease obligation is included in Note 8, “Build-To-Suit Lease Obligation.”

Expected future lease payments under the build-to-suit lease as of June 30, 2015 are as follows:

Years Ending December 31,	Expected Cash Payments Under Build- To-Suit Lease Obligation
Remainder of 2015	$1,177
2016	2,168
2017	2,233
2018	2,300
2019	2,368
2020 and thereafter	12,028

Total minimum lease payments	$22,274

(b) Restricted Cash

The Company had outstanding letters of credit collateralized by restricted cash totaling $13.3 million and $11.8 million at June 30, 2015 and December 31, 2014, respectively, to secure various operating leases. At June 30, 2015, $0.6 million and $12.7 million of restricted cash associated with these letters of credit were classified as current and long-term assets, respectively, on the consolidated balance sheets. At December 31, 2014, $0.2 million and $11.6 million of restricted cash associated with these letters of credit were classified as current and long-term assets, respectively, on the consolidated balance sheets.

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

The Company is required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon achievement of certain development and regulatory milestone events with respect to XTANDI (all of which has been paid as of June 30, 2015), (c) ten percent of all Sublicensing Income, as defined in the agreement, which the Company earns under the Astellas Collaboration Agreement, and (d) a four percent royalty on global net sales of XTANDI, as defined. Under the terms of the Astellas Collaboration Agreement, the Company shares this royalty obligation equally with Astellas with respect to sales in the United States, and Astellas is responsible for this entire royalty obligation with respect to sales outside of the United States. The Company is currently involved in litigation with UCLA, which is discussed in the section titled “Litigation” below.

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

(d) Clinical Manufacturing Agreements

Manufacturing Services and Supply Agreements

Contemporaneous with the execution of the License Agreement with CureTech, the Company entered into a Manufacturing Services and Supply Agreement, or MSA, with CureTech pursuant to which CureTech will provide clinical trial supply of MDV9300 over a three year period. In accordance with the terms of the MSA, as amended on June 29, 2015, the Company paid CureTech upfront and setup fees of $3.0 million during the fourth quarter of 2014 and $0.2 million during the second quarter of 2015. The Company is required to pay CureTech a one-time milestone payment of $5.0 million upon the completion of the Manufacturing Technology Transfer, as defined. In accordance with the terms of the MSA, the Company is also responsible for providing Manufacturing Funding totaling up to $19.3 million for clinical trial materials of MDV9300 over the three-year term of the MSA, of which $6.0 million has been paid through June 30, 2015. The Manufacturing Funding is contingent upon the successful achievement of the requirements set forth in the Manufacturing Plan, and any such amounts may be reduced or eliminated by the Company under the terms of the MSA.

Development and Manufacturing Services Agreement

During the fourth quarter of 2014, the Company entered into a Development and Manufacturing Services Agreement with a third party clinical manufacturing organization. The term of the agreement is for the longer of (i) a period of five (5) years or (ii) through the completion of the Services, as defined. Under the current statement of work under this agreement, the Company intends to transfer the current manufacturing process of MDV9300 from CureTech to this third party, further scale up and production of Phase 3 clinical trial material of MDV9300 from this entity’s manufacturing facility. The estimated total consideration under the current statement of work is approximately $14.5 million, of which approximately $1.0 million has been paid through June 30, 2015.

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

In May 2011, the Company filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, and one of its professors, alleging breach of contract and fraud claims, among others. The Company’s allegations in this lawsuit include that it has exclusive commercial rights to an investigational drug originally known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. Since its acquisition by Johnson & Johnson, ARN-509 is now known as JNJ-56021927, or JNJ-927. JNJ-927 is an investigational drug currently in development to treat the non-metastatic CRPC population. JNJ-927 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, the Company filed a Second Amended Complaint, adding additional breach of contract claims against the Regents professor and adding as additional defendants a former Regents professor and Aragon. The Company seeks remedies including a declaration that it is the proper licensee of JNJ-927, contractual remedies conferring to it exclusive patent license rights regarding JNJ-927, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against the Company seeking declaratory relief that that the Regents is entitled to ten percent of any sales milestone payments under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with the Regents. Under the Astellas Collaboration Agreement, the Company is eligible to receive up to $320.0 million in sales milestone payments. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining

Regents professor. On April 15, 2013, the Company filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has concluded. The bench trial of the Regent’s cross-complaint against the Company was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents. As of June 30, 2015, the Company has earned $75.0 million in sales milestones under the Astellas Collaboration Agreement, and as a result of this judgment, the Company has paid the Regents $7.5 million, representing 10% of the sales milestone amounts earned from Astellas. The Company appealed this judgment on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of the Company’s breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of Medivation on one of the breach of contract claims, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment consistent with the jury’s verdict. The Company’s notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. On October 24, 2014, the court of appeals issued an order consolidating all of these appeals for hearing and consideration purposes. The briefing of all appeals has completed and the parties await the setting of a date for oral argument by the appellate court.

On April 11, 2014, the Regents filed a complaint against the Company in which UCLA alleges that the “Operating Profits” Medivation has received (and will continue to receive) from Astellas, as a result of the Astellas Collaboration Agreement, constitute Sublicensing Income under the license agreement between Medivation and the Regents and that Medivation and MPT have failed to pay the Regents ten percent of such Operating Profits. Although the Regents further alleged that Medivation breached its fiduciary duties to the Regents, as minority shareholder of MPT, the Regents dismissed this claim without prejudice on July 16, 2014. On March 23, 2015, based upon an application by both the Company and the Regents, the court designated the case complex and assigned a single judge in the complex division of San Francisco Superior Court. The Company denies the Regents’ allegations and intends to vigorously defend the litigation.

While the Company believes it has meritorious positions with respect to the claims above and intends to advance its positions in these lawsuits vigorously, including on appeal, the process of resolving matters through litigation or other means is inherently uncertain, and it is not possible to predict the ultimate resolution of any such proceeding. The actual costs of defending the Company’s position may be significant, and the Company may not prevail.

NOTE 15. SUBSEQUENT EVENTS

(a) Convertible Notes

On June 19, 2015, the Company issued a notice of redemption to redeem on July 24, 2015 all of its outstanding Convertible Notes. Pursuant to this notice of redemption, the Company completed the settlement of $167.8 million aggregate principal amount of the Convertible Notes for $167.8 million in cash and 1,769,609 shares of its common stock during the third quarter of 2015. Upon settlement, the Convertible Notes were no longer deemed outstanding, interest ceased to accrue thereon, and all rights of the holders of the Convertible Notes ceased to exist. The Company expects to record a non-cash loss on extinguishment of Convertible Notes of approximately $13.0 million during the third quarter of 2015.

(b) Stock Dividend

On July 31, 2015, the Company announced that its Board of Directors has declared a two-for-one stock split of Medivation’s common stock to be effected through a stock dividend. Shareholders of record as of August 13, 2015, will receive one additional share of Medivation common stock, par value $0.01, for each share they hold as of the record date. The share distribution is scheduled for September 15, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014, or Annual Report. The following discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “could,” “expect,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or negatives of such terms or other variations on such terms of comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the commercialization of XTANDI® (enzalutamide) capsules, or XTANDI, the continuation and success of our collaboration with Astellas Pharma, Inc., or Astellas, the timing, progress and results of our clinical trials, and our future drug development activities, including those with respect to pidilizumab (which is referred to as MDV9300). The forward-looking statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, involve a number of risks, uncertainties and assumptions, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the results anticipated by such statements will occur. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past financial or operating performance is not necessarily indicative of future performance, and you should not use our historical performance to anticipate future results or trends. We disclaim any intention or obligation to update, supplement or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biopharmaceutical company focused on the development and commercialization of medically innovative therapies to treat serious diseases for which there are limited treatment options. Through our collaboration with Astellas Pharma, Inc., or Astellas, we have one commercial product, XTANDI® (enzalutamide) capsules, or XTANDI. XTANDI has received marketing approval in the United States, Europe and numerous other countries worldwide for the treatment of patients with metastatic castration-resistant prostate cancer, or mCRPC and in Japan for the treatment of patients with castration-resistant prostate cancer, or CRPC. Since its launch in the United States in September 2012, and subsequent launch in additional countries, XTANDI’s worldwide net sales (as reported by Astellas) were approximately $2.4 billion through June 30, 2015. We and Astellas are also conducting investigational studies of enzalutamide in prostate cancer, advanced breast cancer, and hepatocellular carcinoma. Under our collaboration agreement with Astellas, we share equally with Astellas all profits (losses) related to U.S. net sales of XTANDI. We also receive royalties ranging from the low teens to the low twenties on ex-U.S. XTANDI net sales and certain milestone payments upon the achievement of defined development and sales events.

We seek to become a global fully-integrated biopharmaceutical company through the continued commercialization of XTANDI, the acquisition or in-license and development and commercialization of other product opportunities, and through the advancement of our own proprietary research and development programs. We expect that our future growth may come from both internal research efforts and third party business development activities. In the fourth quarter of 2014, we licensed exclusive worldwide rights to pidilizumab (which is referred to as MDV9300), an immune modulatory, anti-Programmed Death-1 (PD-1) monoclonal antibody for all potential indications from CureTech, Ltd., or CureTech. Under the license agreement, we are responsible for all development, regulatory, manufacturing, and commercialization activities for MDV9300. We currently anticipate that we may initiate a Phase 3 clinical trial evaluating MDV9300 in one or more hematologic malignancies as early as in 2015. We are also considering evaluating MDV9300 in other indications, including but not limited to in combination with enzalutamide in breast and prostate cancer. In addition, we have various other internal research and discovery efforts focused, among other areas, in oncology and neurology.

We have funded our operations primarily through public offerings of our common stock, the issuance of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, from upfront, milestone, and cost-sharing payments under collaboration agreements, and subsequent to September 13, 2012, from collaboration revenue related to XTANDI net sales. As of June 30, 2015, we may earn up to $245.0 million of remaining sales milestone payments under the Astellas Collaboration Agreement.

2015 Clinical and Business Highlights

We and Astellas are continuing our clinical development program for enzalutamide as the foundation of our strategy to identify increasing numbers of patients for whom enzalutamide may deliver a meaningful benefit. We are encouraged by the results thus far, and we believe that they may provide a platform from which we may, in the future, conduct additional studies and seek approval for expanded indications for XTANDI.

•	In July 2015, the U.S. Food and Drug Administration, or FDA, approved a label update for XTANDI based on an updated overall survival analysis of the Phase 3 PREVAIL trial. This analysis was conducted when 784 deaths were observed and found an overall survival benefit with a 23% reduction in risk of death (Hazard ratio 0.77; 95% CI 0.67-0.88) and a 4-month improvement in median survival with enzalutamide (35.3 months [95% CI 32.2 - not yet reached]) over placebo (31.3 months [95% CI 28.8 - 34.2]). As of the June 2014 cut-off date with a median follow-up duration of 31 months: 52% of XTANDI-treated and 81% of placebo-treated patients had received subsequent therapies that may prolong overall survival in mCRPC. XTANDI was also used as subsequent therapy in 2% of XTANDI-treated and 29% of placebo-treated patients.

•	In August 2015, the FDA approved a label update for XTANDI to add a warning that there have been reports of posterior reversible encephalopathy syndrome, or PRES, in patients receiving XTANDI. PRES is a neurological disorder which can present with rapidly evolving symptoms including seizure, headache, lethargy, confusion, blindness, and other visual and neurological disturbances, with or without associated hypertension. One report of PRES associated with the use of another investigational product was identified in the enzalutamide clinical development program. Because PRES was reported voluntarily from a post-marketing population of uncertain size, it is not possible to reliably estimate the frequency or establish a causal relationship to XTANDI. XTANDI should be discontinued in patients who develop PRES.

•	In June 2015, data were presented from a Phase 2 study evaluating the investigational use of enzalutamide as a single agent for the treatment of advanced androgen receptor (AR) positive, triple-negative breast cancer (TNBC) during an oral abstracts session at the 2015 American Society of Clinical Oncology Annual Meeting, or ASCO 2015.

The Phase 2 open label single arm, multicenter trial enrolled 118 women with advanced TNBC. The objective of the study was to evaluate the benefit of enzalutamide, 160 mg/day orally, as single agent therapy for advanced TNBC and to identify an appropriate biomarker to help select those women more likely to respond to therapy. The primary endpoint of the trial was the clinical benefit rate at 16 weeks (CBR16), defined as the proportion of women with a complete response (CR), partial response (PR), or stable disease for at least 16 weeks. Secondary endpoints of the trial included clinical benefit rate at 24 weeks (CBR24), and progression-free survival (PFS), defined as time from the date of first dose of study drug until documented disease progression or death due to any cause.

The primary endpoint analysis was pre-specified to be conducted in the Evaluable patient population. The Evaluable population consisted of patients who were on study long enough to have at least one follow-up tumor assessment after starting study drug and whose breast cancer had at least 10 percent of the cells from the primary TNBC tumor sample stain positive for the androgen receptor, or AR, by an immunohistochemistry, or IHC, assay optimized for breast tissue. The Evaluable population was 75 patients out of the 118 enrolled into the study as of March 24, 2015. This population was pre-specified based on the hypothesis that selected women may be more likely to receive benefit from enzalutamide than those with primary tumors demonstrating less than 10 percent AR staining or those whose disease had progressed so quickly they did not stay on study until the first tumor assessment at week 8. Analyses for clinical benefit and safety were also conducted in the intent-to-treat, or ITT, population consisting of all 118 patients who received at least one dose of study drug and whose primary TNBC tumor sample demonstrated at least some AR staining by IHC. Patients were excluded from enrollment in the study if their primary tumors did not demonstrate any AR staining.

The study met its primary endpoint, achieving a CBR16 of 35% (95% CI: 24, 46), including six CRs or PRs (8%) in the Evaluable population. The secondary endpoint of CBR24 was 29% (95% CI: 20, 41), and the median PFS on enzalutamide therapy was 14.7 weeks (95% CI: 8.1, 19.3) in the Evaluable population. Using the total ITT population, CBR16 was achieved in 25% (95% CI: 17, 33) including seven CRs or PRs (6%), CBR24 was achieved in 20% (95% CI: 14, 29), and the median PFS was 12.6 weeks (95% CI: 8.1, 15.7).

A poster was also presented at ASCO 2015 describing the identification of a novel genomic signature that, on the basis of exploratory data derived from this study, we believe may improve our ability to predict response to enzalutamide therapy. This diagnostic genomic assay identified approximately 50 percent of the ITT population as diagnostic positive for advanced TNBC. Of these 56 diagnostic positive women, 39% achieved CBR16 (95% CI: 27, 53) and 36% achieved CBR24 (95% CI: 24, 49). Of the 62 women who were diagnostic negative for the novel genomic signature, only 11% achieved a CBR16 (95% CI: 5, 21) and 6% achieved CBR24 (95% CI: 2, 16). Median PFS in the diagnostic positive group was 16.1 weeks (95% CI: 13.3, 27.4) compared with 8.1 weeks in the diagnostic negative group (95% CI: 7.4, 12.6). In the subset of diagnostic positive patients treated with enzalutamide as their first- or second-line therapy, the median PFS was 40.4 weeks (95% CI: 16.1, not yet reached); in the diagnostic negative patients it was 8.9 weeks (95% CI: 7.3, 15.7).

The most common (reported in ≥10% of patients) adverse events reported as related to enzalutamide treatment in the ITT population were fatigue (34%), nausea (25%), decreased appetite (13%), diarrhea (10%), and hot flush (10%).

We are also encouraged by the findings of an exploratory analysis of study data conducted to determine overall survival in patients treated with enzalutamide by diagnostic subset. The median overall survival in patients with diagnostic positive advanced TNBC treated with enzalutamide had not, at the time of analysis, been reached (95% CI: 55.4 weeks, not yet reached), whereas the median overall survival in the diagnostic negative patients treated with enzalutamide was 32.1 weeks (95% CI: 20.7, 48.3 weeks). The hazard ratio for these overall survival results is 0.38 (95% CI: 0.21-0.68), nominal p-value = 0.0011 indicating a 62% reduction in risk of death for the diagnostic positive patients compared to the diagnostic negative patients. Median overall survival was an exploratory endpoint of the trial, but we note that the lower bound of the median overall survival estimate in diagnostic positive patients is more than 23 weeks longer than the median overall survival in diagnostic negative patients. We will continue to monitor patients in an ongoing follow-up phase to establish the upper bound of the overall survival estimate in the diagnostic positive patients.

It is premature to draw conclusions from these data since this trial did not control for factors that may influence outcomes. However, we believe that these exploratory results indicate that a genomic diagnostic test could identify women who might realize a survival benefit from enzalutamide treatment. It is our intention to continue to develop a diagnostic and to test this hypothesis in the clinical setting. Enzalutamide is not currently approved as a treatment for TNBC and the FDA would not consider it to be approvable as a treatment for TNBC on the basis of the exploratory data summarized above. An adequate, well-controlled phase 3 trial demonstrating acceptable safety and efficacy of enzalutamide in women with diagnostic positive TNBC, as well as clinical performance of the companion diagnostic, would be required in order to seek approval for enzalutamide in this indication.

•	In June 2015, we and Astellas announced that the first patients have been enrolled in TRUMPET (Treatment Registry for Outcomes in CRPC Patients), a prospective observational patient registry designed to better understand the unique needs and treatment patterns for patients with castration-resistant prostate cancer, or CRPC. The registry will enroll and evaluate 2,000 patients diagnosed with CRPC from urology and oncology sites across the United States. The study will also collect data from primary caregivers of patients, including spouses, family members, and/or friends. TRUMPET will follow patients with CRPC and participating caregivers for up to six years to gather information about the management of the disease, including patterns of care, treatment decisions and settings, and physician referral patterns. The registry will also track information about patient health-related quality of life outcomes, work productivity and treatment satisfaction, as well as caregiver health-related quality of life outcomes associated with managing a patient with CRPC.

•	In May 2015, Astellas initiated start up activities for a Phase 2 study evaluating enzalutamide in hepatocellular carcinoma. The trial will assess approximately 140 patients with advanced hepatocellular carcinoma that have failed sorafenib or other anti-vascular endothelial growth factor therapies. The primary endpoint of the trial is overall survival.

•	In April 2015, we and Astellas reported top-line results from the Phase 2 STRIVE trial. The trial achieved its primary endpoint demonstrating a statistically significant increase in PFS for patients with non-metastatic or metastatic CRPC for enzalutamide compared with bicalutamide (Hazard Ratio = 0.24; 95% CI, 0.18-0.32; p < 0.0001). Median PFS was 19.4 months in the enzalutamide group compared with 5.7 months in the bicalutamide group. The median time on treatment in the STRIVE trial was 14.7 months in the enzalutamide group versus 8.4 months in the bicalutamide group. Serious adverse events were reported in 29.4% of enzalutamide-treated patients and 28.3% of bicalutamide-treated patients. Grade 3 or higher cardiac adverse events were reported in 5.1% of enzalutamide-treated patients versus 4.0% of bicalutamide-treated patients. One seizure was reported in the trial in the enzalutamide-treated group and none in the bicalutamide-treated group. We presented additional results from the Phase 2 STRIVE trial at the 2015 American Urology Association Annual Meeting in May 2015.

•	In January 2015, we and Astellas reported top-line results from the Phase 2 TERRAIN trial. The trial achieved its primary endpoint demonstrating a statistically significant increase in PFS for patients with metastatic CRPC for enzalutamide compared to bicalutamide (Hazard Ratio = 0.44; 95% CI, 0.34-0.57; p < 0.0001). Median PFS was 15.7 months in the enzalutamide group compared to 5.8 months in the bicalutamide group. The median time on treatment in the TERRAIN trial was 11.7 months in the enzalutamide group versus 5.8 months in the bicalutamide group. Serious adverse events were reported in 31.1% of enzalutamide-treated patients and 23.3% of bicalutamide-treated patients. Grade 3 or higher cardiac adverse events were reported in 5.5% of enzalutamide-treated patients versus 2.1% of bicalutamide-treated patients. Two seizures were reported in the enzalutamide group and one in the bicalutamide group. In March 2015, we presented additional results from the Phase 2 TERRAIN trial that demonstrated that the median time to PSA progression was 13.6 months longer with enzalutamide (19.4 months) relative to bicalutamide treatment (5.8 months) with an Hazard Ratio of 0.28 (p < 0.0001) and that 82% of enzalutamide treated patients achieved greater than 50% PSA reduction from baseline by week 13 vs. 21% of bicalutamide treated patients.

•	In March 2015, an updated overall survival analysis from the placebo-controlled Phase 3 PREVAIL trial was presented at the 2015 European Association of Urology Congress. The updated overall survival analysis was conducted at 784 deaths and found an overall survival benefit with a 23% reduction in risk of death (Hazard ratio 0.77; 95% CI 0.67-0.88; p=0.0002) and a 4-month improvement in median survival with enzalutamide (35.3 months [95% CI 32.2 - not yet reached]) over placebo (31.3 months [95% CI 28.8 - 34.2]). As of the June 2014 cut-off date with a median follow-up duration of 31 months: 52% of enzalutamide patients and 81% of placebo patients received at least one subsequent life-extending prostate cancer therapy. In the PREVAIL trial, 0.1% of chemotherapy-naïve patients treated with enzalutamide and 0.1% of patients treated with placebo experienced a seizure. The most common adverse reactions (≥ 10% of patients) reported in the PREVAIL trial that occurred more commonly (≥ 2%) over placebo in chemotherapy-naïve patients treated with enzalutamide were asthenic conditions, back pain, constipation, arthralgia, decreased appetite, hot flush, diarrhea, upper respiratory tract infection, hypertension, fall, weight decreased, peripheral edema, dizziness, headache, and dyspnea. Grade 3-4 adverse reactions were reported in 44% of enzalutamide-treated patients and 37% of placebo-treated patients.

•	In January 2015, we and Astellas enrolled the first patient in the Phase 3 EMBARK trial. The trial is intended to evaluate the efficacy and safety of enzalutamide alone or in combination with androgen deprivation therapy compared with androgen deprivation therapy alone in approximately 1,860 patients with high-risk, hormone-sensitive, non-metastatic prostate cancer that has biochemically recurred (as reflected in a rising PSA level) following definitive local therapy with radical prostatectomy and/or radiation. The primary endpoint of the trial is metastasis-free survival.

•	In March 2015, we and Astellas completed enrollment in a Phase 2 trial evaluating enzalutamide in combination with exemestane in women with advanced breast cancer that is estrogen receptor positive (ER+) or progesterone receptor positive (PgR+) and human epidermal growth factor receptor 2 (HER2) normal. The trial will assess 247 patients in two parallel cohorts. The first cohort enrolled patients who had not previously received hormonal treatment for advanced breast cancer. The second cohort enrolled patients who had previously progressed following one hormonal treatment for advanced disease. The primary endpoint of the trial is PFS in all patients and in the subset of patients whose tumor expresses the androgen receptor.

XTANDI is approved only for the treatment of patients with metastatic castration-resistant prostate cancer (mCRPC). There can be no assurance that any of the data outlined above will be replicated, or even if replicated will be sufficient to support approval for an expanded indication for XTANDI. Together with our partner, Astellas, we intend to continue to seek opportunities to demonstrate the potential benefits that enzalutamide may bring to a broader range of patients.

2015 Financial Highlights

•	Worldwide net sales of XTANDI, as reported by Astellas, for the three and six months ended June 30, 2015, were approximately $486.6 million and $843.6 million, respectively.

•	Net sales of XTANDI in the United States for the three months ended June 30, 2015, as reported by Astellas, were $298.4 million, an increase of $154.7 million, or 108%, from the three months ended June 30, 2014. Net sales of XTANDI in the United States for the six months ended June 30, 2015, as reported by Astellas, were $522.5 million, an increase of $254.3 million, or 95%, from the six months ended June 30, 2014.

•	Net sales of XTANDI outside of the United States for the three months ended June 30, 2015, as reported by Astellas, were approximately $188.2 million, an increase of $103.2 million, or 121%, from the three months ended June 30, 2014. Net sales of XTANDI outside of the United States for the six months ended June 30, 2015, as reported by Astellas, were approximately $321.2 million, an increase of $185.3 million, or 136%, from the six months ended June 30, 2014.

•	Collaboration revenue for the three months ended June 30, 2015, was $175.7 million, an increase of $27.6 million, or 19%, from the three months ended June 30, 2014. Collaboration revenue for the six months ended June 30, 2015, was $304.8 million, an increase of $69.6 million, or 30%, from the six months ended June 30, 2014.

•	At June 30, 2015, we remained eligible to earn up to $245.0 million of sales milestone payments under the Astellas Collaboration Agreement, which we currently expect to earn in 2015. No sales milestone payments were earned under the Astellas Collaboration Agreement for the three and six months ended June 30, 2015. Development milestone payments earned under the Astellas Collaboration Agreement were $62.0 million and $77.0 million for the three and six months ended June 30, 2014, respectively.

•	Total operating expenses for the three months ended June 30, 2015 were $122.0 million, an increase of $28.9 million, or 31%, from the three months ended June 30, 2014. Total operating expenses for the six months ended June 30, 2015 were $250.6 million, an increase of $61.8 million, or 33%, from the six months ended June 30, 2014. Operating expenses included non-cash stock-based compensation expense of $14.1 million and $11.2 million for the three months ended June 30, 2015 and 2014, respectively, and $27.5 million and $20.8 million for the six months ended June 30, 2015 and 2014, respectively. Operating expenses for the three and six months ended June 30, 2015 also included non-cash expense of $1.0 million and $5.0 million, respectively, related to a fair value adjustment for contingent purchase consideration.

•	Cash, cash equivalents and short-term investments were $497.5 million at June 30, 2015, a decrease of $5.2 million, or 1%, from $502.7 million at December 31, 2014. The decrease is primarily the result of the utilization of cash to settle $91.0 million aggregate principal amount of the Convertible Notes during the 2015 second quarter. At June 30, 2015, the collaboration receivable from Astellas was $197.2 million. In July 2015, we utilized $167.8 million of our cash balances to fund the settlement of our then outstanding Convertible Notes as discussed elsewhere in this Quarterly Report.

Changes to Capital Structure

•	On June 15, 2015, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, as amended, effecting an increase in the total number of authorized shares of our capital stock from 171,000,000 to 341,000,000 and an increase in the total number of shares of authorized shares of our common stock from 170,000,000 to 340,000,000.

•	On June 19, 2015, we issued a notice of redemption to redeem on July 24, 2015 all of our outstanding Convertible Notes. Pursuant to this notice of redemption, we completed the settlement of $167.8 million aggregate principal amount of the Convertible Notes for $167.8 million in cash and 1,769,609 shares of our common stock during the third quarter of 2015. Upon settlement, the Convertible Notes were no longer deemed outstanding, interest ceased to accrue thereon, and all rights of the holders of the Convertible Notes ceased to exist. We expect to record a non-cash loss on extinguishment of Convertible Notes of approximately $13.0 million during the third quarter of 2015.

•	On July 31, 2015, we announced that our Board of Directors has declared a two-for-one stock split of our common stock to be effected through a stock dividend. Shareholders of record as of August 13, 2015, will receive one additional share of our common stock, par value $0.01, for each share they hold as of the record date. The share distribution is scheduled for September 15, 2015.

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

We have identified our most critical accounting policies and estimates upon which our financial statements depend as those relating to: revenue recognition, reliance on third party information, including estimates of the various deductions from gross sales used to calculate net sales of XTANDI, and the estimated performance periods of our deliverables under collaboration agreements; business combinations, including estimates related to goodwill, intangible assets and contingent consideration; stock-based compensation; research and development expenses and accruals; litigation; Convertible Notes; leases, including build-to-suit lease arrangements; the calculation of diluted net income (loss) per common share; and income taxes. As of June 30, 2015, there have been no significant or material changes to our critical accounting policies or estimates from that disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report, except for the Company’s accounting policy with respect to diluted net income per common share beginning in the second quarter of 2015 as discussed below.

Net Income (Loss) per Common Share

We apply the guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 260, “Earnings per Share,” when calculating net income (loss) per common share. The provisions of ASC No. 260 require that for contracts which provide a company with a choice of settlement methods, the company is to assume that the contract will be settled in shares. That presumption may be overcome if past experience or a stated policy provides for a reasonable basis to believe that it is probable that the contract will be paid partially or wholly in cash.

At June 30, 2015, we had outstanding $167.8 million aggregate principal amount of Convertible Notes, for which we control the settlement method. During the second quarter of 2015, we asserted our intent and ability to settle the outstanding Convertible Notes for a combination of cash and common stock. Under the “cash settlement” method, interest is not added back to the numerator, and only the contingently issuable shares related to the conversion spread are included in the denominator, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of our common stock during the period exceeds the conversion price of approximately $51.24 per share of common stock. The calculation of diluted net income per common share for the three months ended June 30, 2015 includes the effect of approximately 2.4 million common shares related to the conversion spread of the Convertible Notes.

We used the “if-converted” method to compute the dilutive effect of the Convertible Notes for the three and six months ended June 30, 2014. Under the “if-converted” method, interest expense, net of tax, related to the Convertible Notes, is added back to net income, and the Convertible Notes are assumed to have been converted into common shares at the beginning of the period during periods in which there would have been a dilutive effect. For the three and six months ended June 30, 2014, the impact of the Convertible Notes has been excluded from the calculation of diluted net income per common share because the effect of their inclusion would have been anti-dilutive (approximately 5.1 million contingently issuable shares have been excluded).

The computation of diluted net income per common share for the six months ended June 30, 2015 reflects the application of the “if-converted” method for the first quarter of 2015 and the “cash settlement” method for the second quarter of 2015 given the demonstrated and asserted redemption for the outstanding debt. For the six months ended June 30, 2015, the impact of the Convertible Notes has been excluded from the calculation of diluted net income per common share because the effect of their inclusion would have been anti-dilutive (approximately 3.7 million contingently issuable shares have been excluded).

Additional information regarding net income per common share is included in Note 5, “Net Income per Common Share,” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

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

Collaboration revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaboration revenue:
Related to U.S. XTANDI net sales	$149,220	$71,866	$261,230	$134,091
Related to ex-U.S. XTANDI net sales	25,591	9,992	41,358	15,723
Related to upfront and milestone payments	846	66,232	2,257	85,465

Total	$175,657	$148,090	$304,845	$235,279

We are required to pay the Regents of the University of California (“UCLA” or “the Regents”) ten percent of all Sublicensing Income, as defined in our license agreement with UCLA. We are currently involved in litigation with UCLA regarding certain terms of the license agreement and other matters, which are discussed in Part II, Item 1, “Legal Proceedings.”

Collaboration Revenue Related to U.S. XTANDI Net Sales

Collaboration revenue related to U.S. XTANDI net sales was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. XTANDI net sales (as reported by Astellas)	$298,440	$143,732	$522,460	$268,183
Shared U.S. development and commercialization costs	(84,947)	(70,543)	(195,260)	(148,250)

Pre-tax U.S. profit	$213,493	$73,189	$327,200	$119,933

Medivation’s share of pre-tax U.S. profit	$106,747	$36,594	$163,600	$59,966
Reimbursement of Medivation’s share of shared U.S. costs	42,473	35,272	97,630	74,125

Collaboration revenue related to U.S. XTANDI net sales	$149,220	$71,866	$261,230	$134,091

U.S. net sales of XTANDI (as reported by Astellas) for the three months ended June 30, 2015, were $298.4 million, an increase of $154.7 million, or 108%, compared with net sales for the prior year period. The increase was primarily due to higher sales volumes, while approximately 29% of the increase was due to price elements. The price elements include a favorable adjustment of $2.8 million and an unfavorable adjustment of $0.3 million for the three months ended June 30, 2015 and 2014, respectively, related to changes in prior period estimates of deductions against gross sales.

U.S. net sales of XTANDI (as reported by Astellas) for the six months ended June 30, 2015, were $522.5 million, an increase of $254.3 million, or 95%, compared with net sales for the prior year period. The increase was primarily due to higher sales volumes, while approximately 13.1% of the increase was due to price elements. The price elements include a favorable adjustment of $7.9 million and $8.7 million for the six months ended June 30, 2015 and 2014, respectively, related to changes in prior period estimates of deductions against gross sales.

Collaboration revenue related to U.S. XTANDI net sales for the three months ended June 30, 2015 was $149.2 million, an increase of $77.4 million, or 108%, from $71.9 million for the prior year period. The increase resulted from an increase in our share of pre-tax U.S. profit in the collaboration with Astellas as well as an increase in the reimbursement of our shared U.S. costs.

Collaboration revenue related to U.S. XTANDI net sales for the six months ended June 30, 2015 was $261.2 million, an increase of $127.1 million, or 95%, from $134.1 million for the prior year period. The increase resulted from an increase in our share of pre-tax U.S. profit in the collaboration with Astellas as well as an increase in the reimbursement of our shared U.S. costs.

Along with other manufacturers of branded pharmaceutical products, we are subject to various provisions of the Patient Protection and Affordable Care Act of 2010, or PPACA, and other healthcare reform legislation. The stated goals of this legislation include reducing the number of uninsured Americans, improving the quality of healthcare delivery and reducing projected U.S. healthcare costs. The largest component of the deductions from gross sales used in deriving net sales of XTANDI in the United States is legally mandated discounts or rebates to Medicare and other government programs such as Medicaid. Although the full impact to us of all elements of PPACA and other healthcare reform legislation cannot be specifically determined, we estimate that legally mandated discounts or rebates for Medicaid and Medicare Part D programs, including the 23.1% rebate and the “donut hole” provisions, reduced U.S. XTANDI net sales by approximately 1.5% and 3.2% for the three and six months ended June 30, 2015. These provisions are anticipated to continue to impact U.S. sales of XTANDI to a similar degree in future periods. The financial impact of U.S. healthcare reform legislation to our consolidated financial statements in future periods depends on a number of factors, including the timing of and changes in sales volumes for our products and the number of patients eligible for these government programs. Additional information regarding the impact of the provisions of PPACA and other healthcare reform legislation on us is included in Part II, Item 1A, “Risk Factors.”

Collaboration Revenue Related to Ex-U.S. XTANDI Net Sales

Net sales of XTANDI outside of the United States (as reported by Astellas) were $188.2 million and $85.0 million for the three months ended June 30, 2015 and 2014, respectively. Collaboration revenue attributable to ex-U.S. XTANDI net sales was $25.6 million and $10.0 million for the three months ended June 30, 2015 and 2014, respectively.

Net sales of XTANDI outside of the United States (as reported by Astellas) were $321.2 million and $135.9 million for the six months ended June 30, 2015 and 2014, respectively. Collaboration revenue attributable to ex-U.S. XTANDI net sales was $41.4 million and $15.7 million for the six months ended June 30, 2015 and 2014, respectively.

Net sales of XTANDI outside of the United States (as reported by Astellas) in the second quarter of 2015 increased approximately 42% compared to first quarter 2015 net sales of $133.0 million. U.S. dollar equivalent net sales of XTANDI outside of the United States (as reported by Astellas) were adversely affected by approximately 2% as compared to the first quarter of 2015 as a result of the strengthening of the U.S. dollar relative to primarily the euro and the yen.

Collaboration Revenue Related to Upfront and Milestone Payments

Collaboration revenue related to upfront and milestone payments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Development milestones earned	$—	$62,000	$—	$77,000
Amortization of deferred upfront and development milestones	846	4,232	2,257	8,465

Total	$846	$66,232	$2,257	$85,465

Collaboration revenue related to upfront and milestone payments from Astellas was $0.8 million for three months ended June 30, 2015, a decrease of $65.4 million, or 99%, from $66.2 million for the prior year period. Collaboration revenue related to upfront and milestone payments from Astellas was $2.3 million for six months ended June 30, 2015, a decrease of $83.2 million, or 97%, from $85.5 million for the prior year period. During the three and six months ended June 30, 2014, we earned $62.0 million and $77.0 million, respectively, of development milestone payments from Astellas upon the achievement of certain defined events. The decrease in the amortization of deferred upfront and development milestones resulted from a change in our estimated performance period under the Astellas Collaboration Agreement. Deferred revenue under the Astellas Collaboration Agreement was $0.6 million and $2.8 million at June 30, 2015 and December 31, 2014, respectively. We have earned all development milestone payments that were eligible to be earned under the Astellas Collaboration Agreement. As of June 30, 2015, we remained eligible to earn up to $245.0 million of sales milestone payments under the Astellas Collaboration Agreement, which we currently expect to earn in 2015.

Research and Development Expenses

Research and development, or R&D, expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expenses	$47,294	$40,344	$91,970	$86,263
Percentage change	17%		7%

R&D expenses increased by $7.0 million, or 17%, to $47.3 million for the three months ended June 30, 2015 from $40.3 million for the prior year period. The increase was primarily due to a $5.6 million increase in personnel costs resulting from higher staffing levels, a $4.1 million increase in facilities and technology costs, and a $3.4 million increase in third party clinical and preclinical development costs as a result of increased clinical activities, partially offset by $6.2 million of payments to UCLA related to the development milestone payments we earned from Astellas during the three months ended June 30, 2014. R&D expenses for the three months ended June 30, 2015 include non-cash stock-based compensation expense of $6.1 million.

R&D expenses increased by $5.7 million, or 7%, to $92.0 million for the six months ended June 30, 2015 from $86.3 million for the prior year period. The increase was primarily due to an $11.0 million increase in personnel costs resulting from higher staffing levels, an $8.5 million increase in third party clinical and preclinical development costs as a result of increased clinical activities, and a $5.9 million increase in facilities and technology costs, partially offset by a $12.0 million license and research agreement fee to a third party and $7.7 million of payments to UCLA related to the development milestone payments we earned from Astellas during the six months ended June 30, 2014. R&D expenses for the six months ended June 30, 2015 include non-cash stock-based compensation expense of $11.9 million and a $0.9 million non-cash fair value charge for contingent purchase consideration related to our License Agreement with CureTech.

Under the Astellas Collaboration Agreement, we and Astellas share certain development costs in the United States. Development cost-sharing payments from Astellas were $17.6 million and $17.5 million for the three months ended June 30, 2015 and 2014, respectively, and were $31.4 million and $33.4 million for the six months ended June 30, 2015 and 2014, respectively. Development cost sharing payments from Astellas are recorded as reductions in R&D expenses.

We are currently engaged in three R&D programs: (1) the development of enzalutamide for the treatment of prostate cancer, advanced breast cancer, and hepatocellular carcinoma; (2) the development of MDV9300; and (3) multiple proprietary research and drug discovery projects. R&D costs are identified as either directly allocable to one of our R&D programs or indirect costs, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical, preclinical, and drug discovery costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, including clinical manufacturing costs, upfront and development milestone payments under license agreements, non-cash fair value adjustments related to contingent purchase consideration, personnel costs (including both cash costs and non-cash stock-based compensation costs), contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs and other administrative and support costs. The following table summarizes the direct costs attributable to each program and total indirect costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct costs:
XTANDI (enzalutamide) program(1)	$17,876	$24,835	$37,261	$45,123
MDV9300 program(2)	6,909	—	12,610	—
Early-stage programs	14,494	11,603	28,259	33,175

Total direct costs	39,279	36,438	78,130	78,298
Indirect costs	8,015	3,906	13,840	7,965

Total	$47,294	$40,344	$91,970	$86,263

(1)	Direct costs for the XTANDI (enzalutamide) program include $6.2 million and $7.7 million for the three and six months ended June 30, 2014, respectively, of payments to UCLA related to the development milestones we earned from Astellas during these periods.
(2)	Direct costs for the MDV9300 program include a non-cash fair value charge for contingent purchase consideration related to our License Agreement with CureTech of $0.9 million for the six months ended June 30, 2015.

Our R&D programs may be subject to change from time to time as we evaluate our priorities and available resources.

For a detailed discussion of the risks and uncertainties associated with the timing and cost of completing a product development plan, see Part II Item 1A, “Risk Factors—Risks Related to Our Future Product Development Candidates” of this Quarterly Report.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative expenses	$74,708	$52,795	$158,647	$102,530
Percentage change	42%		55%

SG&A expenses increased by $21.9 million, or 42%, to $74.7 million for the three months ended June 30, 2015 from $52.8 million for the prior year period. The increase was primarily due to higher sales, marketing, medical affairs, and administrative costs as well as higher personnel-related costs. In addition, we incurred accrued payments of $8.1 million to UCLA associated with potential sales milestones payments that we currently expect to receive from Astellas in 2015 and approximately $0.5 million higher royalty expenses as a result of an increase in net sales of XTANDI. SG&A expense for the three months ended June 30, 2015 includes $8.0 million of non-cash stock-based compensation expense and a $1.1 million non-cash fair value charge for contingent purchase consideration related to our License Agreement with CureTech.

SG&A expenses increased by $56.1 million, or 55%, to $158.6 million for the six months ended June 30, 2015 from $102.5 million for the prior year period. The increase was primarily due to higher sales, marketing, and medical affairs costs. These included higher collaboration expenses due to Astellas and additional personnel-related costs, as well as higher administrative costs. In addition, we incurred accrued payments of $14.1 million to UCLA associated with potential sales milestones payments that we currently expect to receive from Astellas in 2015 and approximately $2.4 million higher royalty expenses as a result of an increase in net sales of XTANDI. SG&A expense for the six months ended June 30, 2015 includes $15.5 million of non-cash stock-based compensation expense and a $4.1 million non-cash fair value charge for contingent purchase consideration related to our License Agreement with CureTech.

Under our collaboration with Astellas, we are responsible for fifty percent of the cost of goods sold and the royalty payable to UCLA on U.S. net sales of XTANDI. Our share of these items is included in SG&A expenses in our consolidated statements of operations. As such, those components of our reported SG&A expenses will fluctuate in correlation with net sales of XTANDI in the United States.

Under the Astellas Collaboration Agreement, we and Astellas share certain commercialization costs in the United States. Commercialization cost-sharing payments to Astellas were $2.7 million and $2.6 million for the three months ended June 30, 2015 and 2014, respectively, and were $22.8 million and $10.2 million for the six months ended June 30, 2015 and 2014, respectively. Commercialization cost sharing payments to Astellas are recorded as increases in SG&A expenses.

Other Income (Expense), Net

The components of other income (expense), net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other income (expense), net:
Coupon interest expense on Convertible Notes	$(1,392)	$(1,698)	$(3,090)	$(3,396)
Non-cash amortization of debt discount and issuance costs on Convertible Notes	(3,917)	(3,638)	(7,827)	(7,170)
Non-cash loss on extinguishment of Convertible Notes	(7,868)	—	(7,871)	—
Interest income	30	8	41	17
Other, net	(82)	(93)	47	(131)

Total	$(13,229)	$(5,421)	$(18,700)	$(10,680)

Other income (expense), net consists of coupon interest expense and non-cash interest expense on the Convertible Notes, interest income earned on our cash equivalents and short-term investments, and the impact of changes in foreign exchange rates on our foreign currency-denominated payables, which were not significant.

Other income (expense), net for the three and six months ended June 30, 2015 also includes a non-cash loss on extinguishment of Convertible Notes of $7.9 million. Additional information regarding these conversions is included in Note 6, “Convertible Senior Notes Due 2017,” in the accompanying notes to our unaudited consolidated financial statements.

Income Tax Expense

Income tax expense and the effective income tax rate were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income tax expense	$14,600	$1,611	$12,820	$1,552
Effective income tax rate	36.1%	3.3%	36.1%	4.3%

Income tax expense for the three and six months ended June 30, 2015 was $14.6 million and $12.8 million, respectively. The effective income tax rate for both the three and six months ended June 30, 2015 was 36.1%. The provision for income taxes in both 2015 periods was higher than the tax computed at the U.S. federal statutory rate due primarily to state income taxes and non-deductible, stock-based compensation. The increase in the effective tax rate for both 2015 periods as compared to the prior year periods was due to the release of a portion of the valuation allowance during the fourth quarter of 2014. Income tax expense for the three and six months ended June 30, 2014 was $1.6 million. Our provision for income taxes was lower than the tax computed at the U.S. statutory rate in both 2014 periods due primarily to utilization of net operating loss and tax credit carryforwards.

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

Due to the availability of Federal gross net operating losses and Federal tax credit carryforwards for tax return purposes, which totaled $154.2 million and $33.1 million, respectively, at June 30, 2015, we expect our Federal cash income tax payments to be substantially lower than our statutory rate for the year ending December 31, 2015.

Liquidity and Capital Resources

We have historically funded our operations primarily through public offerings of our common stock, the issuance of the Convertible Notes, and from the upfront, milestone and cost-sharing payments under agreements with our current and former collaboration partners and, subsequent to September 13, 2012, from collaboration revenue related to XTANDI net sales. At June 30, 2015, we remained eligible to earn up to $245.0 million of sales milestone payments under the Astellas Collaboration Agreement, which we currently expect to earn in 2015. UCLA has asserted that we are required to pay UCLA ten percent of any sales milestone payments and “Operating Profits” that we receive from Astellas because such amounts constitute “Sublicensing Income” under the 2005 Exclusive License Agreement between Medivation and UCLA. We deny UCLA’s allegations and intend to vigorously defend the litigation. For more information about this litigation, see Part II, Item 1, “Legal Proceedings.”

At June 30, 2015, we had cash, cash equivalents and short-term investments of $497.5 million, compared to $502.7 million at December 31, 2014. At June 30, 2015, our collaboration receivable from Astellas was $197.2 million. In the third quarter of 2015, we utilized $167.8 million of our cash balances to fund the settlement of our then outstanding Convertible Notes as discussed elsewhere in this Quarterly Report. Based on our current expectations, we believe our current capital resources will be sufficient to fund our currently planned operations for at least the next twelve months. This estimate is based on a number of assumptions that may prove to be wrong. In addition, we may choose to raise additional funds in the form of equity, debt, or otherwise due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans. For example, we may choose to raise additional capital to fund business development activities, and for other general corporate purposes. For a detailed discussion of the risks and uncertainties associated with our sources of liquidity and access to capital, see Part II, Item 1A, “Risk Factors—Risks Related to the Operation of Our Business.”

Cash Flow Analysis

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$67,241	$56,539
Investing activities	(84,449)	(6,579)
Financing activities	(64,319)	11,288

Net change in cash and cash equivalents	$(81,527)	$61,248

Net cash provided by operating activities totaled $67.2 million for the six months ended June 30, 2015, which consisted of our net income of $22.7 million, positive changes in our operating assets and liabilities of $9.9 million, and non-cash items of $34.6 million. Net cash provided by operating activities was primarily driven by collaboration revenue related to U.S. XTANDI net sales and royalties on ex-U.S. XTANDI net sales, partially offset by cash utilized in operations that arose in the ordinary course of business.

Net cash provided by operating activities totaled $56.5 million for the six months ended June 30, 2014, which consisted of our net income of $34.3 million, non-cash items of $21.7 million and changes in our operating assets and liabilities of $0.5 million. Non-cash items consisted of non-cash stock-based compensation expense of $20.8 million, non-cash interest expense on the Convertible Notes of $7.2 million, and depreciation expense on property and equipment of $2.2 million, partially offset by non-cash amortization of deferred revenue of $8.5 million. The positive cash flow from changes in operating assets and liabilities of $0.5 million arose in the ordinary course of business.

Net cash used in investing activities totaled $84.4 million for six months ended June 30, 2015, and consisted of purchases of short-term investments of $76.4 million, capital expenditures of $6.5 million, and an increase in letters of credit collateralized by restricted cash to secure various leases of $1.6 million. Net cash used in investing activities totaled $6.6 million for the six months ended June 30, 2014 and consisted of capital expenditures of $4.5 million and an increase in letters of credit collateralized by restricted cash to secure various leases of $2.1 million.

Net cash used in financing activities totaled $64.3 million for the six months ended June 30, 2015 and consisted primarily of repayment of Convertible Notes principal and conversion premium of $92.1 million, partially offset by proceeds from the issuance of common stock under equity incentive and stock purchase plans of $14.7 million and excess tax benefits from stock-based compensation of $13.6 million. Net cash provided by financing activities totaled $11.3 million for the six months ended June 30, 2014 and consisted primarily of proceeds from the issuance of common stock under equity incentive and stock purchase plans.

Commitments and Contingencies

There have been no significant changes in our contractual cash obligations, commercial commitments and contingencies since December 31, 2014 except for the items disclosed below.

Lease Obligations

In the first quarter of 2015, we entered into the Sixth Amendment to our corporate headquarters lease agreement in San Francisco, California, pursuant to which we leased approximately 16,000 additional square feet of office space. In total, at June 30, 2015, we leased approximately 143,000 square feet of office space pursuant to the lease agreement, as amended, which expires in June 2019. Lease commitments pursuant to the Sixth Amendment are approximately $6.1 million over the term of the lease.

In the second quarter of 2015, we entered into an amended lease agreement to reduce the amount of leased space at a property located in San Francisco, California from approximately 52,000 square feet to approximately 43,625 square feet. As a result of the amendment, lease commitments related to this property were reduced by approximately $3.9 million over the term of the lease. The lease agreement expires in August 2024, and we have the option to extend the lease term up to an additional five years.

There were no other changes to our lease obligations from that disclosed in our Annual Report other than a reduction of 2015 lease obligations due to the payment of current year lease payments.

Convertible Senior Notes Due 2017

At June 30, 2015, $167.8 million aggregate principal amount of the Convertible Notes were outstanding. On June 19, 2015, we issued a notice of redemption to redeem on July 24, 2015 all of our outstanding Convertible Notes. Pursuant to this notice of redemption, we completed the settlement of $167.8 million aggregate principal amount of the Convertible Notes for $167.8 million in cash and 1,769,609 shares of our common stock during the third quarter of 2015. Upon settlement, the Convertible Notes were no longer deemed outstanding, interest ceased to accrue thereon, and all rights of the holders of the Convertible Notes ceased to exist.

Contingent Consideration Liability

In connection with the CureTech License Agreement, we recorded contingent consideration pertaining to amounts potentially payable to CureTech by us. In accordance with accounting for business combinations guidance, these contingent cash payments are recorded as contingent consideration liabilities on our consolidated balance sheets at fair value. The aggregate remaining, undiscounted amount of contingent consideration that we could be required to pay to CureTech under the License Agreement is included in the table below (dollars in thousands):

Potential sales milestones	$245,000
Potential development and regulatory milestones	$85,000
Potential payment upon completion of Manufacturing Technology Transfer	$5,000
Potential future tiered royalties on annual worldwide net sales	5% to 11%

As of June 30, 2015, the contingent consideration liabilities that we could be required to pay to CureTech are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements, and represent approximately 28% of our total liabilities. See Note 13, “Fair Value Disclosures,” in the accompanying notes to our unaudited consolidated financial statements for additional information.

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

Our investment policy emphasizes the safety and preservation of principal while maximizing the income we receive from our investments without assuming significant risk of loss. Specifically, our investment objectives in order of priority are (1) the safety and preservation of principal by investing in high quality, low risk diversified portfolios, (2) maintain liquidity sufficient to meet the requirements of our operations and strategic initiatives, and (3) deliver competitive after-tax returns relative to stated objectives and market conditions. Some of the investible securities permitted under our investment policy may be subject to market risk related to changes in interest rates. We manage our sensitivity to these risks by maintaining investment grade short-term investments. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We currently do not use derivative financial instruments to hedge our market risk exposures. Our results of operations would not be significantly impacted by either a 10% increase or a 10% decrease in interest rates mainly due to the short-term nature of our investment portfolio.

There were no material changes to our market risk exposures related to foreign currency exchange rates, commodity prices, and equity prices from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in legal proceedings, investigations, and claims in the ordinary course of our business, including the matters described below.

In May 2011, we filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, and one of its professors, alleging breach of contract and fraud claims, among others. Our allegations in this lawsuit include that we have exclusive commercial rights to an investigational drug originally known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. Since its acquisition by Johnson & Johnson, ARN-509 is now known as JNJ-56021927, or JNJ-927. JNJ-927 is an investigational drug currently in development to treat the non-metastatic CRPC population. JNJ-927 is a close structural analog of XTANDI, was developed contemporaneously with XTANDI in the same academic laboratories in which XTANDI was developed, and was purportedly licensed by the Regents to Aragon, a company co-founded by the heads of the academic laboratories in which XTANDI was developed. On February 9, 2012, we filed a Second Amended Complaint, adding additional breach of contract claims against the Regents professor and adding as additional defendants a former Regents professor and Aragon. We seek remedies including a declaration that we are the proper licensee of JNJ-927, contractual remedies conferring to us exclusive patent license rights regarding JNJ-927, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against us seeking declaratory relief the Regents are entitled to ten percent of any sales milestone payments under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with the Regents. Under the Astellas Collaboration Agreement, we are eligible to receive up to $320.0 million in sales milestone payments. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, we filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has concluded. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents. As of June 30, 2015, we have earned $75.0 million in sales milestones under the Astellas Collaboration Agreement, and as a result of this judgment, we have paid the Regents $7.5 million, representing 10% of the sales milestone amounts earned from Astellas. We appealed this judgment on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of our breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in our favor on one of the breach of contract claims, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment consistent with the jury’s verdict. Our notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. On October 24, 2014, the court of appeals issued an order consolidating all of these appeals for hearing and consideration purposes. The briefing of all appeals has completed and the parties await the setting of a date for oral argument by the appellate court.

On April 11, 2014, the Regents filed a complaint against us in which UCLA alleges that the “Operating Profits” we have received (and will continue to receive) from Astellas, as a result of the Astellas Collaboration Agreement, constitute Sublicensing Income under the license agreement between us and the Regents and that we and our subsidiary, MPT, have failed to pay the Regents ten percent of such Operating Profits. Although the Regents further alleged that we breached our fiduciary duties to the Regents, as minority shareholder of MPT, it dismissed this claim without prejudice on July 16, 2014. On March 23, 2015, based upon an application by both us and the Regents, the court designated the case complex and assigned a single judge in the complex division of San Francisco Superior Court. We deny the Regents’ allegations and intend to vigorously defend the litigation.

While we believe we have meritorious positions with respect to the claims above and intend to advance our positions in these lawsuits vigorously, including on appeal, the process of resolving matters through litigation or other means is inherently uncertain, and it is not possible to predict the ultimate resolution of any such proceeding. The actual costs of defending our position may be significant, and we may not prevail.

ITEM 1A.	RISK FACTORS

Risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, except for those risk factors below designated by an asterisk (*) and the removal of risk factors related to our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, as a result of the settlement of all remaining outstanding Convertible Notes in July 2015. As a result of the settlement of the Convertible Notes during the third quarter of 2015, we have removed reference to the previously outstanding Convertible Notes in the risk factors included below. We have also removed the following risk factors in their entirety:

•	Provisions in the indenture for the Convertible Notes may deter or prevent a business combination.

•	Any adverse rating of the Convertible Notes may negatively impact the price of our common stock.

•	The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.

•	The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

•	The repurchase rights and events of default features of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results, cash flows and financial condition. If any of the events or circumstances described in the following risk factors actually occurs, our business may suffer and the trading price of our common stock, could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Quarterly Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

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

If the further commercialization of XTANDI in the United States is unsuccessful, our ability to generate revenue from product sales and achieve or maintain profitability would be adversely affected and our business could be severely negatively impacted.

XTANDI has received marketing approval in the European Union (or Europe, or EU) for the treatment of patients with mCRPC and in Japan for the treatment of patients with castration-resistant prostate cancer, and numerous other countries worldwide for the treatment of patients with mCRPC. Additional marketing applications for the mCRPC indication are under review in numerous other countries. Unless we and Astellas can obtain additional regulatory approval and reimbursement of XTANDI outside the United States, Japan and the EU, Astellas’ ability to successfully commercialize XTANDI further and our ability to generate additional revenue from XTANDI worldwide, could be significantly limited.

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

We are competing and will continue to compete against drugs that operate similarly to XTANDI. If XTANDI is unable to successfully compete for a position in the prostate cancer treatment paradigm ahead of drugs like Zytiga and/or potentially JNJ-56021927 (JNJ-927, or ARN-509), which are now being investigated in Phase 3 clinical studies in earlier stage prostate cancer, sales of XTANDI may be negatively impacted. In addition, the availability of multiple other approved agents to treat the same patients being treated with XTANDI could cause the treating physicians to switch patients off of XTANDI and onto competing therapies more quickly than would otherwise be the case, which could also negatively impact XTANDI net sales.

*Competition from generic products could potentially harm our business and result in a decrease in our revenue.

Like other branded pharmaceutical companies, we face competition from generic products that could potentially harm our business and result in a decrease in our revenue. Such competition may arise from the loss or expiration of intellectual property rights on enzalutamide or a competitor product, or the approval by the FDA of a generic of our product or a competitor product, such as Zytiga, any of which could adversely affect our business by putting downward pressure on the price and market share of XTANDI. Generic products for the treatment of prostate cancer that have already been approved by the FDA, e.g., Casodex, are generally sold at a lower price than branded drugs. Furthermore, an Abbreviated New Drug Application (ANDA) requesting approval for a generic version of Zytiga was submitted to the FDA on April 28, 2015. See the risk factor below entitled, “Risks Related to the Pharmaceutical Industry, Including the Activities of Medivation, Inc.— If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the sales of our products or product candidates may be adversely affected,” for additional information regarding general risks related to generic and biosimilar competition in our industry.

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

*If significant patient safety issues arise for XTANDI or our product candidates, our future sales may be reduced, which would adversely affect our results of operations.

The data supporting the marketing approvals for our products and forming the basis for the safety warnings in our product labels were obtained in controlled clinical trials of limited duration and, in some cases, from post-approval use. As our products are used over longer periods of time by many patients with underlying health problems, taking numerous other medicines, we expect to continue to find new issues such as safety, resistance or drug interactions of XTANDI or in other products, which may require us to provide additional warnings or contraindications on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products. For example, on February 5, 2015, based upon routine pharmacovigilance review and signal detection, we and Astellas submitted a proposed label change to the FDA after identifying two post-marketing reports of posterior reversible encephalopathy syndrome (PRES) in patients receiving XTANDI. PRES is a neurological disorder which can present with rapidly evolving symptoms including seizure, headache, lethargy, confusion, blindness, and other visual and neurological disturbances, with or without associated hypertension. One report of PRES associated with the use of another investigational product was identified in the enzalutamide clinical development program. Because PRES was reported voluntarily from a post-marketing population of uncertain size, it is not possible to reliably estimate the frequency or establish a causal relationship to XTANDI. Our proposed label change was approved by the FDA in August 2015. XTANDI should be discontinued in patients who develop PRES.

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

* If we are unable to successfully develop enzalutamide for breast cancer with a suitable diagnostic, we may not be able to obtain regulatory approval for enzalutamide for breast cancer or realize the full potential for enzalutamide.

We may initiate a Phase 3 clinical trial evaluating enzalutamide in triple negative breast cancer (“TNBC”). A key element of our strategy to develop enzalutamide in TNBC is the use of a companion diagnostic to screen for patients who are likely to have androgen-driven TNBC. This strategy enables us to identify patients more likely to benefit from treatment with enzalutamide. Patients who are diagnostic-negative are not likely to benefit from enzalutamide. Regulatory approval for enzalutamide in androgen-driven TNBC will, therefore, likely depend on such a companion diagnostic as would future commercialization of enzalutamide if it is approved for patients with androgen-driven TNBC. We expect that we may enter into strategic alliances with a third party to develop the companion diagnostic. We and any future partners may encounter difficulties in developing enzalutamide for TNBC and/or developing the companion diagnostic for clinical, regulatory and/or commercial purposes. Companion diagnostics are subject to regulation by the FDA as a medical device and require separate regulatory clearance prior to commercialization.

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

The successful development, testing, manufacturing and commercialization of biologics involves a long, expensive, and uncertain process. There are unique risks and uncertainties with biologics, including:

•	The development, manufacturing and marketing of biologics are subject to regulation by the FDA, the EMA, and other regulatory bodies. These regulations are often more complex and extensive than the regulations applicable to other pharmaceutical products;

•	Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. For MDV9300, we plan to implement changes in manufacturing site and to improve the manufacturing process as well as the critical analytical assays. Comparability data will be required to support these changes; and

•	The use of biologically derived ingredients can lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. Any of these events could result in substantial costs.

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

The development and commercialization of MDV9300 may face strong competition from other anti-PD-1 antibodies as well as other immuno-oncology agents, which have already received marketing approval and are being developed for additional indications, as well as by larger companies with substantial resources and relatively more experience developing, manufacturing, and commercializing biologic molecules.

The immuno-oncology field is competitively crowded with biologics molecules and other agents, including anti-PD-1 antibodies as well as other immuno-oncology agents, like MDV9300, currently approved and on the market or in development for various tumor types and patient populations by larger more experienced companies than ours, such as Bristol Myers Squibb, Roche, AstraZeneca plc, Pfizer and Merck, Inc. This competitive environment could compromise our ability to develop MDV9300 by limiting the availability of clinical trial investigators, sites, and/or appropriate clinical patients, which could slow, delay or limit the progress of MDV9300’s development. In addition, if we are able to successfully develop MDV9300 and obtain regulatory approval for it in an oncology indication, it will likely face competition from already approved anti-PD-1 molecules and other agents in the same or similar oncology indications. This could significantly limit our ability to generate revenue with MDV9300. While we have some experience developing and in certain aspects of the commercialization of small molecule products, we may be required to hire additional qualified employees with experience in the development, manufacturing, and commercialization, including regulatory interactions, commercial manufacturing, and distributing biological molecules, like MDV9300. Many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more resources and experience with biological molecules than us.

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

We have an accumulated deficit of $35.0 million at June 30, 2015. We have incurred significant costs principally from funding our research and development activities, from general and administrative expenses and from our XTANDI commercialization activities. We may incur substantial costs in the foreseeable future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide, MDV9300 and early stage programs, potential business development activities, and our corporate overhead costs, which could impact our ability to achieve, maintain, or increase profitability on a quarterly or annual basis. Our ability to generate revenue sufficient to offset these costs in order to achieve, maintain, or increase profitability on a quarterly or annual basis is dependent on our ability, alone or with collaboration partners, to successfully commercialize products for which we receive marketing approval.

*Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the market value of our common stock could decline.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the competitive market for mCRPC therapies, XTANDI net sales will be difficult to predict from period to period. As a result, you should not rely on XTANDI net sales results in any period as being indicative of future performance and sales of XTANDI may be below the expectation of securities analysts or investors in the future. Additionally, you should not place undue reliance on the forward-looking statements about expectations for future XTANDI net sales from our partner Astellas, as we may not agree with such statements, or from us, as XTANDI net sales results are difficult to predict. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level of demand for XTANDI;

•	the extent to which coverage and reimbursement for XTANDI is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors;

•	the timing, cost and level of investment in our and Astellas’ sales and marketing efforts to support XTANDI sales;

•	the timing, cost and level of investment in our research and development activities involving XTANDI and our product candidates;

•	the cost of manufacturing XTANDI, and the amount of legally mandated discounts to government entities, other discounts and rebates, product returns and other gross-to-net deductions;

•	the risk/benefit profile, cost and reimbursement of existing and potential future branded and generic drugs which compete with XTANDI;

•	the timeliness and accuracy of financial information we receive from Astellas regarding XTANDI net sales globally, and shared U.S. development and commercialization costs for XTANDI incurred by Astellas, including the accuracy of the estimates Astellas uses in calculating any such financial information including for gross to net revenue adjustments;

•	inventory levels at pharmaceutical wholesalers and distributors;

•	expenditures that we will or may incur to acquire or develop additional technologies, product candidates and products; and

•	the impact of fluctuations in foreign currency exchange rates.

In addition, our collaboration revenue will also depend on the achievement of sales milestones that trigger milestone payments under our existing collaboration with Astellas, as well as any upfront and milestone payments under potential future collaboration and license agreements. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next. We measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as a non-cash operating expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the non-cash expense that we must recognize may vary significantly. Each reporting period, we revalue contingent consideration obligations associated with business acquisitions to their fair value and record increases in fair value as non-cash contingent consideration expense and decreases in fair value as non-cash contingent consideration income. Changes in contingent consideration result from changes in assumptions regarding the probability of successful achievement of related milestones, the estimated timing in which the milestones may be achieved and the discount rates used to estimate the fair value of the liability. Contingent consideration may change significantly as our development programs progress, revenue estimates evolve and additional data is obtained, impacting our estimates.

For these and other reasons, it is difficult for us to accurately forecast future profits or losses. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors.

Sales fluctuations of XTANDI as a result of inventory levels at pharmaceutical wholesalers and distributors may cause our revenue to fluctuate, which could adversely affect our financial results and the market value of our common stock.

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

*Our significant level of lease obligations could adversely affect our financial condition. In addition, we may not have sufficient funds to service our lease obligations when payments are due.

At June 30, 2015, we had approximately $60.5 million of minimum lease commitments. We may also incur additional indebtedness to meet future financing needs, including for example in connection with business development activities and for other general corporate purposes. Substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

•	make it more difficult for us to satisfy our financial obligations, including with respect to our lease obligations;

•	increase our vulnerability to general adverse economic, industry and competitive conditions;

•	reduce the availability of our cash resources to fund our operations because we will be required to dedicate a substantial portion of our cash resources to the payment of principal and interest on our indebtedness and lease payments;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploring; and

•	limit our ability to obtain financing.

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

We require significant capital to fund our operations. We have historically funded our operations primarily through public offerings of our common stock, the issuance of the Convertible Notes, and from the upfront, milestone, and cost-sharing payments under agreements with our current and former collaboration partners and, subsequent to September 13, 2012, from collaboration revenue related to XTANDI net sales. At June 30, 2015, we had cash, cash equivalents and short-term investments totaling $497.5 million available to fund our operations. In the third quarter of 2015, we utilized $167.8 million of our cash balances to fund the settlement of $167.8 million aggregate principal amount of the Convertible Notes. We expect to spend substantial amounts of capital for our operations in the future. Based on our current expectations, we believe our current capital resources will be sufficient to fund our currently planned operations for at least the next twelve months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding the amount and timing of net sales of XTANDI, potential XTANDI approvals in new markets and for other indications, and potential receipt of profit sharing, royalty, and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash, cash equivalents, and short-term investments. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for enzalutamide and MDV9300 and other existing or potential future product candidates, to fund business acquisitions, investments or to in-license technologies, if we face challenges or delays in connection with our clinical trials, and to maintain minimum cash balances that we deem reasonable and prudent. Our ability to raise additional funds on acceptable terms will be dependent on the climate of worldwide capital markets, which could be challenging.

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

We commenced implementation of a company-wide ERP system to upgrade certain existing business, operational, and financial processes. ERP implementations are complex and time-consuming projects that may require a year or more to complete. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if the ERP system or associated process changes do not give rise to the benefits that we expect.

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

Regarding intangible assets and goodwill, we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. During the fourth quarter of 2014, we recorded significant intangible assets and goodwill as a result of the CureTech transaction. At June 30, 2015, we had intangible assets and goodwill of approximately $111.0 million, or approximately 12% of our total assets. If our development activities with respect to in-process research and development are not successful, we may be required to incur a non-cash impairment charge, adversely affecting our consolidated results of operations.

Risks Related to Ownership of Our Common Stock

*Our stock price has been and may continue to be volatile and our stockholders’ investment in our common stock could decline in value.

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

If our operating results are below the expectations of securities analysts, the market price of our common stock could decline.

Various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the expectations of securities analysts, the market value of our common stock could decline, perhaps substantially.

We do not intend to pay cash dividends on our common stock for the foreseeable future.

We do not expect for the foreseeable future to pay cash dividends on our common stock. Any future determination to pay cash dividends on or repurchase shares of our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our success in completing sales or partnerships of our programs, our results of operations, financial condition, capital requirements, contractual restrictions and applicable law.

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

We may issue additional shares of our common stock or instruments convertible into shares of our common stock, which could cause our stock price to fall and cause dilution to existing stockholders. In addition, a sale of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly.

We may from time to time issue additional shares of common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock, including in connection with potential in-licensing and acquisition transactions. The issuance of additional shares of our common stock, would dilute the ownership interests of existing holders of our common stock.

The issuance of a substantial number of shares of our common stock, the sale of a substantial number of shares of our common stock that were previously restricted from sale in the public market, or the perception that these issuances or sales might occur, could depress the market price of our common stock. As a result, investors may not be able to sell their shares of our securities at a price equal to or above the price they paid to acquire them.

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

Under the Astellas Collaboration Agreement, Astellas has exclusive control over the flow of information relating to net sales of XTANDI that we are dependent upon to meet our SEC reporting obligations. Astellas is required under the Astellas Collaboration Agreement to provide us with timely and accurate financial data related to net sales of XTANDI so that we may meet our reporting obligations under federal securities laws. In the event that Astellas fails to provide us with timely and accurate information, we may incur significant liability with respect to federal securities laws, our internal controls and procedures under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, may be inadequate, and we could be required to record adjustments in future periods, any of which could adversely affect the market price of our common stock and subject us to securities litigation.

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

Failure to maintain effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of our internal control over financial reporting at the end of the fiscal year. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective control over financial reporting in accordance with the Sarbanes-Oxley Act and the related rules and regulations of the SEC. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

ITEM 5.	OTHER INFORMATION.

(a) On August 3, 2015, we entered into an agreement with Jennifer J. Rhodes under which Ms. Rhodes will transition from an employee to a consultant on August 31, 2015 and continue as a consultant until December 31, 2015. Under the agreement, Ms. Rhodes will receive 12 months base salary and a pro rata portion of her 2015 target bonus in cash, reimbursement of COBRA premiums for up to one year, and career outplacement assistance. The agreement contains standard release of claims, non-disparagement and non-solicitation provisions.

ITEM 6.	EXHIBITS.

See the Exhibit List which follows the signature page of this Quarterly Report on Form 10Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2015	MEDIVATION, INC.

	By:	/s/ Richard A. Bierly
	Name:	Richard A. Bierly
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-32836	3.4	10/17/2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Designation of Series C Junior Participating Preferred Stock of Medivation, Inc.	8-K	001-32836	3.1	2/13/2015

3.3	Certificate of Amendment of Restated Certificate of Incorporation	8-K	001-32836	3.1	6/19/2015

3.4	Amended and Restated Bylaws of Medivation, Inc.	8-K	001-32836	3.2	2/13/2015

4.1	Common Stock Certificate.	10-Q	001-32836	4.1	5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

10.1	Amended and Restated 2004 Equity Incentive Award Plan	DEF14A	001-32836	Annex A	4/30/2015

10.2	Offer Letter, dated May 13, 2015, by and between Medivation, Inc. and Andrew Powell.					X

12.1	Computation of Ratio of Earnings to Fixed Charges.					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.