Form 10-Q
period 2015-09-30
MEDIVATION, INC.
filed 2015-11-06
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015, 163,710,057 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDIVATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$488,944	$502,677
Receivable from collaboration partner	277,612	184,737
Deferred income tax assets	22,353	21,987
Prepaid expenses and other current assets	15,946	12,264
Restricted cash	930	203

Total current assets	805,785	721,868
Property and equipment, net	49,018	41,161
Intangible assets	101,000	101,000
Deferred income tax assets, non-current	35,628	15,176
Restricted cash, net of current	12,206	11,562
Goodwill	10,000	10,000
Other non-current assets	6,957	10,852

Total assets	$1,020,594	$911,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$132,258	$106,128
Borrowings under Revolving Credit Facility	75,000	—
Contingent consideration	10,000	10,000
Deferred revenue	—	2,822
Current portion of build-to-suit lease obligation	235	698
Current portion of Convertible Notes, net of unamortized discount of $— and $1 at September 30, 2015 and December 31, 2014, respectively	—	4

Total current liabilities	217,493	119,652
Convertible Notes, net of unamortized discount of $— and $36,598 at September 30, 2015 and December 31, 2014, respectively	—	222,140
Contingent consideration	102,799	96,000
Build-to-suit lease obligation, excluding current portion	16,905	18,711
Other non-current liabilities	11,729	5,817

Total liabilities	348,926	462,320
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 340,000,000 shares authorized; 163,575,512 and 156,234,454 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,636	1,562
Additional paid-in capital	626,340	505,446
Retained earnings (accumulated deficit)	43,692	(57,709)

Total stockholders’ equity	671,668	449,299

Total liabilities and stockholders’ equity	$1,020,594	$911,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration revenue	$260,665	$200,478	$565,510	$435,757
Operating expenses:
Research and development expenses	45,871	45,430	137,841	131,693
Selling, general and administrative expenses	75,809	63,165	234,456	165,695

Total operating expenses	121,680	108,595	372,297	297,388

Income from operations	138,985	91,883	193,213	138,369
Other income (expense), net:
Loss on extinguishment of Convertible Notes	(13,216)	—	(21,087)	—
Interest expense	(1,078)	(5,535)	(11,995)	(16,101)
Other, net	159	64	247	(50)

Total other income (expense), net	(14,135)	(5,471)	(32,835)	(16,151)

Income before income tax expense	124,850	86,412	160,378	122,218
Income tax expense	(45,340)	(8,419)	(58,160)	(9,971)

Net income	$79,510	$77,993	$102,218	$112,247

Basic net income per common share	$0.49	$0.51	$0.64	$0.73

Diluted net income per common share	$0.47	$0.48	$0.62	$0.70

Weighted average common shares used in the calculation of basic net income per common share	162,390	154,112	159,198	153,258

Weighted average common shares used in the calculation of diluted net income per common share	168,070	162,446	164,454	161,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$79,510	$77,993	$102,218	$112,247
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities	24	—	(10)	—
Amounts reclassified into earnings related to investments	10	—	10	—

Other comprehensive income, net	34	—	—	—

Comprehensive income	$79,544	$77,993	$102,218	$112,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$102,218	$112,247
Adjustments for non-cash operating items:
Excess tax benefits from stock-based compensation	(57,472)	(362)
Stock-based compensation	40,842	32,799
Loss on extinguishment of Convertible Notes	21,087	—
Change in deferred income taxes	(9,037)	—
Amortization of debt discount and debt issuance costs	8,548	11,007
Change in fair value of contingent purchase consideration	6,799	—
Depreciation on property and equipment	4,957	3,603
Amortization of deferred revenue	(2,822)	(12,698)
Other non-cash items	36	1,112
Changes in operating assets and liabilities:
Receivable from collaboration partner	(92,875)	(100,880)
Prepaid expenses and other current assets	(4,968)	3,599
Other non-current assets	2,087	(4,289)
Accounts payable, accrued expenses and other current liabilities	84,591	28,460
Interest payable	51	1,698
Other non-current liabilities	5,917	16

Net cash provided by operating activities	109,959	76,312

Cash flows from investing activities:
Purchases of short-term investments	(90,381)	—
Sales or maturities of short-term investments	90,224	—
Purchases of property and equipment	(13,638)	(9,223)
Change in restricted cash	(1,371)	(2,073)

Net cash used in investing activities	(15,166)	(11,296)

Cash flows from financing activities:
Principal repayment of Convertible Notes	(258,742)	(4)
Cash settlement of Convertible Notes conversion premium	(1,126)	—
Proceeds from borrowings under Revolving Credit Facility	75,000	—
Excess tax benefits from stock-based compensation	57,472	362
Proceeds from issuance of common stock under equity incentive and stock purchase plans	19,548	26,891
Reduction of build-to-suit lease obligation	(678)	—

Net cash (used in) provided by financing activities	(108,526)	27,249

Net (decrease) increase in cash and cash equivalents	(13,733)	92,265
Cash and cash equivalents at beginning of period	502,677	228,788

Cash and cash equivalents at end of period	$488,944	$321,053

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Reacquisition of Convertible Notes equity component upon conversion	$324,177	—
Fair value of common stock issued for conversion of Convertible Notes	$312,990	—
Derecognition of build-to-suit lease asset	$3,241	—
Derecognition of build-to-suit lease obligation	$3,176	—
Property and equipment expenditures incurred but not yet paid	$618	$355
Interest capitalized during construction period for build-to-suit lease transactions	$1,541	$945
Accrued interest payable forfeited upon conversion of Convertible Notes	$1,686	—
Amounts capitalized under build-to-suit lease transactions	$283	$18,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

The Company seeks to become a global fully-integrated biopharmaceutical company through the continued commercialization of XTANDI, the acquisition or in-license and development and commercialization of other product opportunities, and through the advancement of its own proprietary research and development programs. The Company expects that its future growth may come from both internal research efforts and third party business development activities. In the fourth quarter of 2014, the Company licensed exclusive worldwide rights to pidilizumab (which is referred to as MDV9300), an immunomodulatory antibody for all potential indications from CureTech, Ltd., or CureTech. Under the license agreement, the Company is responsible for all development, regulatory, manufacturing, and commercialization activities for MDV9300. The Company currently anticipates that it may initiate a pivotal clinical trial evaluating MDV9300 in Diffuse Large B-Cell Lymphoma in 2015. The Company is also considering evaluating MDV9300 in other indications, including in other hematologic malignancies. In the third quarter of 2015, the Company entered into an asset purchase agreement with BioMarin Pharmaceutical Inc., or BioMarin, to acquire all worldwide rights to talazoparib (which is referred to as MDV3800), an orally available poly-ADP ribose polymerase, or PARP, inhibitor. The acquisition of MDV3800, which is currently in a Phase 3 clinical trial for the treatment of patients with germline BRCA mutated breast cancer, was completed in October 2015, as further discussed in Note 15, “Subsequent Events.” In addition, the Company has various other internal research and discovery efforts focused, among other areas, in oncology and neurology.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial condition, results of operations and cash flows for the periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company operates in one business segment.

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

(b) Use of Estimates

The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires that management make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Although management believes that these estimates are reasonable, actual future results could differ materially from those estimates. In addition, had different estimates and assumptions been used, the unaudited condensed consolidated financial statements could have differed materially from what is presented.

Significant estimates and assumptions used by management principally relate to revenue recognition, including reliance on third party information, estimating the performance periods of the Company’s deliverables under collaboration agreements, and estimating the various deductions from gross sales to calculate net sales of XTANDI. Additionally, significant estimates and assumptions used by management include those related to contingent purchase consideration, intangible assets, goodwill, the Convertible Notes, determining whether the Company is the primary beneficiary of any variable interest entities, leases, taxes, research and development and other accruals, share-based compensation, and the calculation of diluted net income per common share.

(c) Significant Accounting Policies

Reference is made to Note 2, “Summary of Significant Accounting Policies,” included in the notes to the Company’s audited consolidated financial statements included in its Annual Report. As of the date of the filing of this Quarterly Report on Form 10-Q, or Quarterly Report, there were no significant changes to the significant accounting policies described in the Company’s Annual Report, except for the Company’s accounting policy with respect to diluted net income per common share beginning in the second quarter of 2015 as discussed in Note 5, “Net Income per Common Share.”

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

During the second quarter of 2015, the Company settled a total of $91.0 million aggregate principal amount of its 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, through a combination of $92.1 million in cash and 2,099,358 shares of its common stock. On June 19, 2015, the Company issued a notice of redemption to redeem all of its outstanding Convertible Notes on July 24, 2015. Pursuant to this notice of redemption, the Company completed the settlement of $167.8 million aggregate principal amount of the Convertible Notes through a combination of $167.8 million in cash and 3,539,218 shares of its common stock in the third quarter of 2015. Upon settlement, the Convertible Notes were no longer deemed outstanding, interest ceased to accrue thereon, and all rights of the holders of the Convertible Notes ceased to exist.

On September 15, 2015, the Company effected a two-for-one forward stock split of its common stock in the form of a stock dividend. Stockholders of record as of August 13, 2015 received one additional share of the Company’s common stock, par value $0.01, for each share they held as of the record date. The Company issued 81,711,522 shares of its common stock as a result of the stock dividend. The par value of the Company’s common stock remained unchanged at $0.01 per share.

The information of shares of common stock (except par value per share), par, additional paid-in capital, and net income per common share as of September 30, 2015 and for all other comparable periods presented have been retroactively adjusted to reflect the effects of the stock split. The number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and stock appreciation rights, and vesting of other stock-based awards was proportionally increased, and the exercise price per share thereof, as applicable, was proportionately decreased, in accordance with the terms of the Medivation Equity Incentive Plan, as amended, and the ESPP.

(e) New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that the acquirer recognize adjustments to provisional amounts recognized in a business combination that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amended guidance eliminates the requirement to retrospectively account for adjustments made to provisional amounts during the measurement period. The amended guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, and should be applied prospectively to provisional amounts that occur after the effective date. The Company is currently assessing the impact that the amended guidance will have on its consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements.” The amended guidance, which became effective immediately upon issuance, clarifies that entities are permitted to defer and present such debt issuance costs as an asset to be amortized ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The adoption of ASU 2015-15 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when (or as) each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In August 2015, the effective date of the new revenue standard was delayed by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also agreed to permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, upfront cash payment of $110.0 million in the fourth quarter of 2009. The Company was also eligible to receive up to $335.0 million in development milestone payments and is eligible to receive up to $320.0 million in sales milestone payments. As of September 30, 2015, the Company had earned all of the $335.0 million in development milestone payments and $145.0 million of the sales milestone payments under the Astellas Collaboration Agreement. The Company expects that the remaining $175.0 million sales milestone that the Company may earn in a future period will be recognized as revenue in its entirety in the period in which the underlying milestone event is achieved. The triggering events for the sales milestone payments are as follows:

Annual Global Net Sales in a Calendar Year	Milestone Payment(1)
$400 million		(2)
$800 million		(3)
$1.2 billion		(4)
$1.6 billion	$175 million

(1)	Each milestone shall only be paid once during the term of the Astellas Collaboration Agreement.
(2)	This milestone totaling $25.0 million was earned and recognized as collaboration revenue during the fourth quarter of 2013 and payment was received in the first quarter of 2014.
(3)	This milestone totaling $50.0 million was earned and recognized as collaboration revenue during the fourth quarter of 2014 and is included in receivable from collaboration partner on the consolidated balance sheet at December 31, 2014. Payment was received during the first quarter of 2015.
(4)	This milestone totaling $70.0 million was earned and recognized as collaboration revenue during the third quarter of 2015 and is included in receivable from collaboration partner on the condensed consolidated balance sheet at September 30, 2015.

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

(b) Collaboration Revenue

Collaboration revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration revenue:
Related to U.S. XTANDI net sales	$156,501	$90,723	$417,731	$224,814
Related to ex-U.S. XTANDI net sales	33,599	15,522	74,957	31,245
Related to upfront and milestone payments	70,565	94,233	72,822	179,698

Total	$260,665	$200,478	$565,510	$435,757

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

Collaboration revenue related to U.S. XTANDI net sales was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. XTANDI net sales (as reported by Astellas)	$313,003	$181,446	$835,463	$449,629
Shared U.S. development and commercialization costs	(85,384)	(69,616)	(280,644)	(217,866)

Pre-tax U.S. profit	$227,619	$111,830	$554,819	$231,763

Medivation’s share of pre-tax U.S. profit	$113,809	$55,915	$277,409	$115,881
Reimbursement of Medivation’s share of shared U.S. costs	42,692	34,808	140,322	108,933

Collaboration revenue related to U.S. XTANDI net sales	$156,501	$90,723	$417,731	$224,814

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

Collaboration Revenue Related to Upfront and Milestone Payments

Collaboration revenue related to upfront and milestone payments from Astellas was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales milestones earned	$70,000	$—	$70,000	$—
Development milestones earned	—	90,000	—	167,000
Amortization of deferred upfront and development milestones	565	4,233	2,822	12,698

Total	$70,565	$94,233	$72,822	$179,698

Deferred revenue under the Astellas Collaboration Agreement was $2.8 million at December 31, 2014. There was no deferred revenue under the Astellas Collaboration Agreement at September 30, 2015.

(c) Cost-Sharing Payments

Under the Astellas Collaboration Agreement, the Company and Astellas share certain development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA) in the United States. For the three and nine months ended September 30, 2015, development cost sharing payments from Astellas were $14.6 million and $46.1 million, respectively. For the three and nine months ended September 30, 2014, development cost sharing payments from Astellas were $15.1 million and $48.5 million, respectively. For the three and nine months ended September 30, 2015, commercialization cost-sharing payments to Astellas were $5.2 million and $28.0 million, respectively. For the three and nine months ended September 30, 2014, commercialization cost-sharing payments to Astellas were $7.6 million and $17.8 million, respectively. Development cost sharing payments from Astellas are recorded as reductions in research and development, or R&D, expenses. Commercialization cost sharing payments to Astellas are recorded as increases in selling, general, and administrative, or SG&A, expenses.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

In the fourth quarter of 2014, the Company entered into a License Agreement with CureTech, pursuant to which it licensed exclusive worldwide rights to CureTech’s late-stage clinical molecule, MDV9300. The Company concluded that the in-license transaction is an acquisition of a business in accordance with FASB Accounting Standards Codification, or ASC, 805-10, “Business Combinations.” The transaction resulted in identifiable intangible assets of $101.0 million consisting entirely of in-process research and development, or IPR&D, and goodwill of $10.0 million. The Company accounts for IPR&D as indefinite-lived intangible assets until regulatory approval or discontinuation at which time the Company evaluates impairment, converts the carrying value into a definite-lived intangible asset and determines the economic life for amortization purposes. The Company assesses the impairment of indefinite-lived intangible assets and goodwill on an annual basis or more frequently whenever events or changes in circumstances may indicate that the carrying value might not be recoverable. There were no changes to the carrying value of goodwill or indefinite-lived intangible assets during the three or nine months ended September 30, 2015.

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

The Company used the “if-converted” method to compute the dilutive effect of the Convertible Notes for the calculation of diluted net income per common share for the three and nine months ended September 30, 2014. Under the “if-converted” method, interest expense, net of tax, related to the Convertible Notes, is added back to net income, and the Convertible Notes are assumed to have been converted into common shares at the beginning of the period during periods in which there would have been a dilutive effect. For the three and nine months ended September 30, 2014, the impact of the Convertible Notes has been excluded from the calculation of diluted net income per common share because the effect of their inclusion would have been anti-dilutive (approximately 10.2 million contingently issuable shares have been excluded).

During the second quarter of 2015, the Company asserted its intent and ability to settle the outstanding Convertible Notes for a combination of cash and common stock. Under the “cash settlement” method, interest is not added back to the numerator, and only the contingently issuable shares related to the conversion spread are included in the denominator, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during the period exceeds the conversion price. The calculation of diluted net income per common share for the three months ended September 30, 2015 includes the effect of approximately 0.8 million common shares related to the conversion spread of the Convertible Notes prior to settlement.

The computation of diluted net income per common share for the nine months ended September 30, 2015 reflects the application of the “if converted” method for the first quarter of 2015 and the “cash settlement” method for the second and third quarters of 2015 given the demonstrated and asserted redemption for the outstanding debt. For the nine months ended September 30, 2015, the impact of the Convertible Notes has been excluded from the calculation of diluted net income per common share because the effect of their inclusion would have been anti-dilutive (approximately 5.2 million contingently issuable shares have been excluded). The Company completed the settlement of all of its Convertible Notes during the third quarter of 2015 as described in Note 10, “Debt.”

The following table reconciles the numerator and denominator used to calculate diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$79,510	$77,993	$102,218	$112,247

Denominator:
Weighted-average common shares, basic	162,390	154,112	159,198	153,258
Dilutive effect of common stock equivalents	5,680	8,334	5,256	8,190

Weighted-average common shares, diluted	168,070	162,446	164,454	161,448

NOTE 6. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of cash on deposit with banks, money market funds, and all highly liquid investments with a remaining maturity of three months or less at the time of purchase.

The Company considers all highly liquid investments with a remaining maturity at the time of purchase of more than three months but no longer than 12 months to be short-term investments. The Company classifies its short-term investments as available-for-sale securities and reports them at fair value with related unrealized gains and losses included as a component of comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income (expense), net, on the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income (expense), net.

For the three and nine months ended September 30, 2015, total realized gains and losses on sales of available-for-sale securities were not material. There were no realized gains or losses from sales of available-for-sale securities for the three and nine months ended September 30, 2014.

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

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company capitalized $14.5 million as a build-to-suit property within property and equipment, net, and recognized a corresponding build-to-suit lease obligation for the same amount. The Company has also recognized, as an additional build-to-suit lease property and obligation, structural tenant improvements totaling $3.9 million for amounts paid by the landlord and $3.0 million for capitalized interest during the construction period through September 30, 2015.

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

A portion of the monthly lease payment is allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to the rent of the building is applied to reduce the build-to-suit lease obligation. At September 30, 2015, $0.2 million of the build-to-suit lease obligation representing the expected reduction in the liability over the next twelve months was classified as a current liability and the remaining $16.9 million was classified as a non-current liability on the condensed consolidated balance sheet. Expected reductions (increases) in the build-to-suit lease obligation are as follows:

Years Ending December 31,	Build-To-Suit Lease Obligation
Remainder of 2015	$218
2016	(19)
2017	47
2018	119
2019	197
2020 and thereafter	16,578

Total	$17,140

The amounts included in the table above represent the reductions (increases) in the build-to-suit lease obligation included on the Company’s condensed consolidated balance sheet at September 30, 2015 in each of the periods presented. The amount in the terminal period includes the amount to derecognize the build-to-suit lease obligation at the end of the lease term. The expected reductions (increases) in the build-to-suit lease obligation presented in the table above are impacted by the timing of the completion of the construction project. Actual expected lease payments under the build-to-suit lease obligation are included in Note 14, “Commitments and Contingencies.”

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	September 30, 2015	December 31, 2014
Leasehold improvements	$19,151	$15,051
Build-to-suit property	18,127	19,544
Computer equipment and software	14,099	9,499
Construction in progress	5,778	1,360
Furniture and fixtures	5,714	4,667
Laboratory equipment	735	735

	63,604	50,856
Less: Accumulated depreciation	(14,586)	(9,695)

Total	$49,018	$41,161

NOTE 9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Clinical and preclinical	$39,120	$31,069
Payroll and payroll-related	24,372	33,272
Other payable to licensor	21,786	5,000
Royalties payable	19,850	13,582
Accounts payable	12,621	10,492
Accrued professional services and other current liabilities	10,985	8,909
Taxes payable	3,461	2,106
Interest payable	63	1,698

Total	$132,258	$106,128

Accounts payable represents short-term liabilities for which the Company has received and processed a vendor invoice prior to the end of the reporting period. Accrued expenses and other current liabilities represent, among other things, compensation and related benefits to employees, royalties due to licensors of technologies, interest payable related to the Company’s Convertible Notes and Revolving Credit Facility, estimated amounts due to third party vendors for services rendered prior to the end of the reporting period, invoices received from third party vendors that have not yet been processed, taxes payable, and other accrued items.

NOTE 10. DEBT

(a) Revolving Credit Facility

On September 4, 2015, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the “Lenders”) providing for (i) a one-year $75.0 million revolving loan facility (the “Revolving Credit Facility”) and (ii) an uncommitted accordion facility subject to the satisfaction of certain conditions (collectively the “Senior Secured Credit Facility”). The Revolving Credit Facility includes a $20.0 million multicurrency sub-facility, a $10.0 million letter of credit sub-facility and a $100,000 swing line loan sub-facility.

Loans under the Revolving Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 1.75% to 2.50% per annum, based upon the secured leverage ratio (as defined in the Credit Agreement), or (b) the prime lending rate, plus an applicable margin ranging from 0.75% to 1.50% per annum, based upon the senior secured net leverage ratio (as defined in the Credit Agreement).

The obligations under the Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) thereunder are and will be guaranteed by the Company and each of the Company’s existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than certain immaterial domestic subsidiaries), collectively, the Loan Parties. The obligations under the Credit Agreement and any such swap and banking services obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Loan Parties, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Loan Parties thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Company, to 65% of the capital stock of such subsidiaries).

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Credit Agreement, the Company is required to comply with a maximum senior secured net leverage ratio and minimum interest coverage ratio covenants. At September 30, 2015, the Company was in compliance with these covenants.

On September 17, 2015, the Company executed a borrowing of $75.0 million under the Revolving Credit Facility, which was scheduled to mature on March 17, 2016 (6 months). The interest rate for this borrowing was 2.3125% and is applied on an actual 360 day basis.

On October 23, 2015, the Company entered into an amendment and restatement of the Credit Agreement as described in Note 15, “Subsequent Events.”

(b) Convertible Notes Due 2017

On March 19, 2012, the Company issued $258.8 million aggregate principal amount of the Convertible Notes. The Company was required to pay interest semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes were convertible upon the occurrence of certain conditions into shares of the Company’s common stock.

During the second quarter of 2015, the Company settled a total of $91.0 million aggregate principal amount of the Convertible Notes through a combination of $92.1 million in cash and 2,099,358 shares of its common stock. On June 19, 2015, the Company issued a notice of redemption to redeem on July 24, 2015 all of its outstanding Convertible Notes. Pursuant to this notice of redemption, during the third quarter of 2015, the Company settled a total of $167.8 million aggregate principal amount of the Convertible Notes through a combination of $167.8 million in cash and 3,539,218 shares of its common stock. The Company recorded a non-cash loss on extinguishment of the Convertible Notes of $13.2 million and $21.1 million for the three and nine months ended September 30, 2015, respectively, which is included in other income (expense), net, on the condensed consolidated statements of operations. Forfeited accrued interest payable of $1.4 million and $1.7 million was reclassified to additional paid-in capital during the three and nine months ended September 30, 2015, respectively. Upon settlement, the Convertible Notes were no longer deemed outstanding, interest ceased to accrue thereon, and all rights of the holders of the Convertible Notes ceased to exist.

NOTE 11. STOCKHOLDERS’ EQUITY

(a) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at September 30, 2015.

(b) Medivation Equity Incentive Plan

The Medivation Equity Incentive Plan provides for the issuance of options and other stock-based awards, including restricted stock units and stock appreciation rights. The vesting of all outstanding awards under the Medivation Equity Incentive Plan will accelerate, and all such awards will become immediately exercisable, upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan. On June 16, 2015, the Company’s stockholders approved an amendment and restatement of the Medivation Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the Medivation Equity Incentive Plan from 21,150,000 to 23,850,000. As a result of the two-for-one stock split effected through a stock dividend described in Note 2, “Summary of Significant Accounting Policies,” the number of shares of common stock authorized for issuance under the Medivation Equity Incentive Plan was increased to 47,700,000 effective on September 15, 2015. As a result of the stock dividend, the number of shares of the Company’s common stock issuable upon exercise of outstanding stock options and vesting of other stock-based awards was proportionally increased, and the exercise price per share as applicable for options and stock appreciation rights was proportionally decreased, in accordance with the terms of the Medivation Equity Incentive Plan.

As of September 30, 2015, approximately 8.8 million shares were available for issuance under the Medivation Equity Incentive Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	10,135,914	$16.76
Granted	1,631,634	$53.86
Exercised	(1,278,016)	$11.22
Forfeited/expired	(230,274)	$41.34

Outstanding at September 30, 2015	10,259,258	$22.80	6.24	$221.5

Vested and exercisable at September 30, 2015	6,893,054	$13.05	5.02	$203.1

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $42.50 of the Company’s common stock on September 30, 2015. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on September 30, 2015. The amounts are presented in millions.

The weighted-average grant-date fair value per share of options granted during the nine months ended September 30, 2015 was $25.60.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2014	967,160	$38.10
Granted	574,695	$53.93
Vested	(247,572)	$38.04
Forfeited	(98,926)	$44.84

Unvested at September 30, 2015	1,195,357	$45.16

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the nine months ended September 30, 2015:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	1,376,456	$12.03
Granted	—	—
Exercised	(55,048)	$11.60
Forfeited	(17,156)	$11.60

Outstanding at September 30, 2015	1,304,252	$12.05	6.19	$39.7

Vested and exercisable at September 30, 2015	1,213,404	$12.05	6.18	$36.9

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the weighted average exercise price of the underlying awards and the closing price per share of $42.50 of the Company’s common stock on September 30, 2015. The calculation excludes any awards with an exercise price higher than the closing price of the Company’s common stock on September 30, 2015. The amounts are presented in millions.

(c) ESPP

The ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or end of a purchase period. Eligible employee contributions are limited on an annual basis to $25,000 in accordance with Section 423 of the Internal Revenue Code. As a result of the stock dividend described in Note 2, “Summary of Significant Accounting Policies,” the number of shares of common stock authorized for issuance under the ESPP was increased from 3,000,000 shares to 6,000,000 shares effective September 15, 2015. As of September 30, 2015, a total of 312,086 shares have been issued under the ESPP.

(d) Stock-Based Compensation

The Company estimates the fair value of stock options, stock appreciation rights, and ESPP shares using the Black-Scholes valuation model. The Black-Scholes assumptions used to estimate the fair value of stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.37-1.77%	1.56-1.79%	1.33-1.78%	1.56-1.79%
Estimated term (in years)	5.01-7.17	5.06	4.99-7.17	5.06-5.50
Estimated volatility	57-64%	63%	50-64%	60-64%
Estimated dividend yield	—	—	—	—

The Black-Scholes assumptions used to estimate the fair value of shares issued under the ESPP on the commencement date of the offering period were as follows:

	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	0.12%	0.06%
Estimated term (in years)	0.50	0.50
Estimated volatility	37%	53%
Estimated dividend yield	—	—

No offering periods commenced during the third quarters of 2014 or 2015.

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense recognized as:
R&D expense	$5,673	$4,611	$17,593	$13,236
SG&A expense	7,719	7,346	23,249	19,563

Total	$13,392	$11,957	$40,842	$32,799

Unrecognized stock-based compensation expense was approximately $95.7 million at September 30, 2015 and is expected to be recognized over a weighted-average period of approximately 2.5 years.

NOTE 12. INCOME TAXES

The Company calculates its quarterly income tax provision in accordance with the guidance provided by ASC 740-270, “Interim Income Tax Accounting,” whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). Income tax expense for the three and nine months ended September 30, 2015 was $45.3 million and $58.2 million, respectively. A discrete tax benefit of $4.7 million and $7.5 million, respectively, related to the loss on extinguishment of Convertible Notes was included in the provision for income taxes for the three and nine months ended September 30, 2015. The provision for income taxes was higher than the tax computed at the U.S. federal statutory rate due primarily to state income taxes and non-deductible stock-based compensation. Income tax expense for the three and nine months ended September 30, 2014 was $8.4 million and $10.0 million, respectively.

The effective tax rate was 36.3% for both the three and nine months ended September 30, 2015. The effective tax rate was 9.7% and 8.2% for the three and nine months ended September 30, 2014, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2015 as compared to the prior year periods was due to the release of a portion of the valuation allowance during the fourth quarter of 2014.

For the three and nine months ended September 30, 2015, the Company reduced its current Federal and state taxes payable by $43.9 million and $57.5 million, respectively, related to excess tax benefits from stock-based compensation, increasing additional paid-in capital. In addition, for the three and nine months ended September 30, 2015, the Company recorded a credit to additional paid-in capital of $7.5 million and $11.9 million, respectively, related to certain tax impacts of the extinguishment of Convertible Notes.

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

NOTE 13. FAIR VALUE DISCLOSURES

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair value measurements using:
	Fair Value	Level 1	Level 2	Level 3
September 30, 2015:
Cash equivalents:
Money market funds	$89,044	$89,044	—	—
Current liabilities:
Contingent consideration	$10,000	—	—	$10,000
Long-term liabilities:
Contingent consideration	$102,799	—	—	$102,799

December 31, 2014:
Cash equivalents:
Money market funds	$189,031	$189,031	—	—
Current liabilities:
Contingent consideration	$10,000	—	—	$10,000
Long-term liabilities:
Contingent consideration	$96,000	—	—	$96,000

The Company classifies money market funds, which are based on quoted market prices in active markets with no valuation adjustments, as Level 1 assets within the valuation hierarchy.

The Company estimates the fair values of Level 2 assets by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly, or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar assets, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources, and/or analyzing pricing data in certain instances.

In connection with the CureTech license transaction, the Company recorded contingent consideration liabilities pertaining to amounts potentially payable to CureTech. The fair value of contingent consideration is considered a Level 3 liability and was estimated utilizing a model with key assumptions that included estimated revenues or completion of certain development and sales milestone targets during the earn-out period, volatility, and estimated discount rates corresponding to the periods of expected payments. The estimated fair value of the contingent consideration liability is measured at each reporting date based on significant inputs not observable in the market. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the estimated fair value of contingent consideration are reflected as non-cash adjustments to operating expenses in the consolidated statements of operations. During the three months ended September 30, 2015, the Company recorded a non-cash fair value adjustment of $0.2 million and $1.6 million to increase R&D expenses and SG&A expenses, respectively. During the nine months ended September 30, 2015, the Company recorded non-cash fair value adjustments of $1.1 million and $5.7 million to increase R&D expenses and SG&A expenses, respectively.

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

The $1.8 million and $6.8 million increases in the fair value of the contingent consideration liability during the three and nine months ended September 30, 2015, respectively, are primarily due to the time value of money. The aggregate remaining, undiscounted amount of contingent consideration that the Company could potentially be required to pay to CureTech under the License Agreement is included in the table below:

Potential sales milestones	$245,000
Potential development and regulatory milestones	$85,000
Potential payment upon completion of Manufacturing Technology Transfer	$5,000
Potential future tiered royalties on annual worldwide net sales	5% to 11%

There were no transfers between Level 1 and Level 2 financial instruments during the three and nine months ended September 30, 2015. The following table includes a roll-forward of the fair value of Level 3 financial instruments for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Contingent Consideration (Current and Long-Term):
Balance at beginning of period	$111,013	$106,000
Amounts acquired or issued	—	—
Net change in fair value	1,786	6,799
Settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at end of period	$112,799	$112,799

The following table presents the total balance of the Company’s other financial instruments that are not measured at fair value on a recurring basis:

		Fair value measurements using:
	Total Balance	Level 1	Level 2	Level 3
September 30, 2015:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$399,900	$399,900	—	—
Liabilities:
Borrowings under Revolving Credit Facility	$75,000	$75,000	—	—

December 31, 2014:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$313,646	$313,646	—	—
Liabilities:
Convertible Notes	$359,219	—	$359,219	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivable from collaboration partner, accounts payable and accrued expenses, short-term borrowings under the Revolving Credit Facility, and other current assets and liabilities approximate their carrying value.

The estimated fair value of the Company’s Convertible Notes, including the equity component, was $496.8 million at December 31, 2014 and was determined using recent trading prices of the Convertible Notes. The fair value of the Convertible Notes included in the table above at December 31, 2014 represents only the liability component of the Convertible Notes, because the equity component is included in stockholders’ equity on the consolidated balance sheet. The Company settled its remaining Convertible Notes in the third quarter of 2015 as discussed further in Note 10, “Debt.”

NOTE 14. COMMITMENTS AND CONTINGENCIES

(a) Lease Obligations

In the first quarter of 2015, the Company entered into the Sixth Amendment to its corporate headquarters lease agreement in San Francisco, California, pursuant to which it leased approximately 16,000 additional square feet of office space. The Company is entitled to approximately $0.3 million of tenant improvement allowances pursuant to the Sixth Amendment. In connection with the execution of the Sixth Amendment, the Company delivered to the lessor a letter of credit collateralized by restricted cash totaling $1.6 million. In total, at September 30, 2015, the Company leased approximately 143,000 square feet of office space pursuant to the lease agreement, as amended, which expires in June 2019. Lease commitments pursuant to the Sixth Amendment are approximately $6.1 million over the lease term.

Future operating lease obligations as of September 30, 2015 are as follows:

Years Ending December 31,	Operating Leases
Remainder of 2015	$2,304
2016	9,345
2017	9,544
2018	9,746
2019	5,065
2020 and thereafter	—

Total minimum lease payments	$36,004

The Company is considered the “accounting owner” for a build-to-suit property and has recorded a build-to-suit lease obligation on its consolidated balance sheets. Additional information regarding the build-to-suit lease obligation is included in Note 7, “Build-To-Suit Lease Obligation.”

Expected future lease payments under the build-to-suit lease as of September 30, 2015 are as follows:

Years Ending December 31,	Expected Cash Payments Under Build- To-Suit Lease Obligation
Remainder of 2015	$654
2016	2,168
2017	2,233
2018	2,300
2019	2,368
2020 and thereafter	12,028

Total minimum lease payments	$21,751

(b) License Agreement with UCLA

Under an August 2005 license agreement with UCLA, the Company’s subsidiary Medivation Prostate Therapeutics, Inc., or MPT, holds an exclusive worldwide license under several UCLA patents and patent applications covering XTANDI and related compounds. Under the Astellas Collaboration Agreement, the Company granted Astellas a sublicense under the patent rights licensed to it by UCLA.

The Company is required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon achievement of certain development and regulatory milestone events with respect to XTANDI (all of which has been paid as of September 30, 2015), (c) ten percent of all Sublicensing Income, as defined in the agreement, which the Company earns under the Astellas Collaboration Agreement, and (d) a four percent royalty on global net sales of XTANDI, as defined. Under the terms of the Astellas Collaboration Agreement, the Company shares this royalty obligation equally with Astellas with respect to sales in the United States, and Astellas is responsible for this entire royalty obligation with respect to sales outside of the United States. The Company is currently involved in litigation with UCLA, which is discussed in the section titled “Litigation” below.

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

(c) Clinical Manufacturing Agreements

Manufacturing Services and Supply Agreements

Contemporaneous with the execution of the License Agreement with CureTech, the Company entered into a Manufacturing Services and Supply Agreement, or MSA, with CureTech pursuant to which CureTech will provide clinical trial supply of MDV9300 over a three year period. In accordance with the terms of the MSA, as amended, the Company paid CureTech upfront and setup fees of $3.0 million during the fourth quarter of 2014 and $0.2 million during the second quarter of 2015. The Company is required to pay CureTech a one-time milestone payment of $5.0 million upon the completion of the Manufacturing Technology Transfer, as defined. In accordance with the terms of the MSA, the Company is also responsible for providing Manufacturing Funding totaling up to $19.3 million for clinical trial materials of MDV9300 over the three-year term of the MSA, of which $6.0 million has been paid through September 30, 2015. The Manufacturing Funding is contingent upon the successful achievement of the requirements set forth in the Manufacturing Plan, and any such amounts may be reduced or eliminated by the Company under the terms of the MSA.

Development and Manufacturing Services Agreement

During the fourth quarter of 2014, the Company entered into a Development and Manufacturing Services Agreement with a third party clinical manufacturing organization. The term of the agreement is for the longer of (i) a period of five (5) years or (ii) through the completion of the Services, as defined. Under the current statement of work under this agreement, as amended, the Company intends to transfer the current manufacturing process of MDV9300 from CureTech to this third party, further scale up and production of Phase 3 clinical trial material of MDV9300 from this entity’s manufacturing facility. The estimated total consideration payable under the current statement of work, as amended, is approximately $15.2 million, of which approximately $1.0 million has been paid through September 30, 2015.

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

In May 2011, the Company filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, and one of its professors, alleging breach of contract and fraud claims, among others. The Company’s allegations in this lawsuit include that it has exclusive commercial rights to an investigational drug originally known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. Since its acquisition by Johnson & Johnson, ARN-509 is now known as JNJ-56021927, or JNJ-927. On February 9, 2012, the Company filed a Second Amended Complaint, adding additional breach of contract claims against the Regents professor and adding as additional defendants a former Regents professor and Aragon. The Company seeks remedies including a declaration that it is the proper licensee of JNJ-927, contractual remedies conferring to it exclusive patent license rights regarding JNJ-927, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against the Company seeking declaratory relief that that the Regents is entitled to ten percent of any sales milestone payments under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with the Regents. Under the Astellas Collaboration Agreement, the Company is eligible to receive up to $320.0 million in sales milestone payments. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, the Company filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has concluded. The bench trial of the Regent’s cross-complaint against the Company was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents. As of September 30, 2015, the Company has earned $145.0 million in sales milestones under the Astellas Collaboration Agreement. As a result of this judgment, the Company paid the Regents $7.5 million, representing 10% of the $75.0 million sales milestone amounts earned from Astellas in 2013 and 2014. As a result of this judgment, in the fourth quarter of 2015 the Company paid the Regents $7.0 million, representing 10% of the $70.0 million sales milestone amounts earned from Astellas during the third quarter of 2015. The Company appealed this judgment on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of the Company’s breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of Medivation on one of the breach of contract claims, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment consistent with the jury’s verdict. The Company’s notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. On October 24, 2014, the court of appeals issued an order consolidating all of these appeals for hearing and consideration purposes. The briefing of all appeals has completed and the parties await the setting of a date for oral argument by the appellate court.

On April 11, 2014, the Regents filed a complaint against the Company in which UCLA alleges that the “Operating Profits” Medivation has received (and will continue to receive) from Astellas, as a result of the Astellas Collaboration Agreement, constitute Sublicensing Income under the license agreement between Medivation and the Regents and that Medivation and MPT have failed to pay the Regents ten percent of such Operating Profits. Although the Regents further alleged that Medivation breached its fiduciary duties to the Regents, as minority shareholder of MPT, the Regents dismissed this claim without prejudice on July 16, 2014. On March 23, 2015, based upon an application by both the Company and the Regents, the court designated the case complex and assigned a single judge in the complex division of San Francisco Superior Court. The Company denies the Regents’ allegations and intends to vigorously defend the litigation. The Company is currently awaiting a trial date to be set by the Courts. The Company has not recorded an accrual for this matter.

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

NOTE 15. SUBSEQUENT EVENTS

(a) Business Acquisition

On October 6, 2015, the Company completed an acquisition of all rights to talazoparib (which is referred to as MDV3800) from BioMarin Pharmaceutical Inc. (“BioMarin”) pursuant to an Asset Purchase Agreement (the “Agreement”). The acquired MDV3800 assets include all patents, data, know-how, third party agreements, regulatory materials and pre-commercial inventories. The Company also assumed certain costs for ongoing clinical trials of MDV3800, and commitments under certain agreements previously entered into or assumed by BioMarin and assigned to the Company. In connection with the closing of the transaction, the Company paid BioMarin an upfront cash payment of $410.0 million in the fourth quarter of 2015. The Company will pay BioMarin up to an additional $160.0 million upon the achievement of defined regulatory and sales-based milestones, and mid-single digit royalties on net sales of products that contain MDV3800 during the royalty term specified in the Agreement. The parties entered into a Transition Services Agreement at the closing of the transaction to facilitate the transition of the research and development activities relating to MDV3800 from BioMarin to the Company, including responsibility for the ongoing clinical studies.

The Company has concluded that the acquisition of MDV3800 from BioMarin is an acquisition of a business and will account for it in accordance with ASC 805-10, “Business Combinations.” The Company has not yet completed a preliminary allocation of the total consideration to the identifiable net assets. The Company expects to complete a preliminary allocation of the total consideration during the fourth quarter of 2015.

(b) Revolving Credit Facility

On October 23, 2015, the Company entered into an amendment and restatement of its Credit Agreement, dated as of September 4, 2015 (the “Existing Credit Agreement” and as amended and restated, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the “Lenders”), providing for (i) a five-year $300 million revolving loan facility (the “Revolving Credit Facility”); and (ii) an uncommitted accordion facility subject to the satisfaction of certain conditions (collectively, the “Senior Secured Credit Facility”). The Revolving Credit Facility includes a $50 million multicurrency sub-facility, a $20 million letter of credit sub-facility and a $10 million swing line loan sub-facility.

Loans under the Revolving Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 1.75% to 2.50% per annum, based upon the secured leverage ratio (as defined in the Credit Agreement) or (b) the prime lending rate, plus an applicable margin ranging from 0.75% to 1.50% per annum, based upon the senior secured net leverage ratio (as defined in the Credit Agreement).

The obligations under the Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) thereunder are and will be guaranteed by the Company and each of the Company’s existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than certain immaterial domestic subsidiaries, certain Domestic Foreign Holding Companies, and certain domestic subsidiaries whose equity interests are owned directly or indirectly by certain foreign subsidiaries) (collectively, the “Loan Parties”). The obligations under the Credit Agreement and any such swap and banking services obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Loan Parties, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Loan Parties thereunder (limited, in the case of the stock of certain non-U.S. subsidiaries of the Company and Domestic Foreign Holding Companies, to 65% of the capital stock of such subsidiaries).

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Credit Agreement, the Company is required to comply with a maximum senior secured net leverage ratio and minimum interest coverage ratio covenants.

On October 23, 2015, the Company borrowed $75.0 million under the Revolving Credit Facility, which was used to repay the $75.0 million outstanding at September 30, 2015 under the Existing Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014, or Annual Report. The following discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “could,” “expect,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or negatives of such terms or other variations on such terms of comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the commercialization of XTANDI® (enzalutamide) capsules, or XTANDI, the continuation and success of our collaboration with Astellas Pharma, Inc., or Astellas, the timing, progress and results of our clinical trials, and our future drug development activities, including those with respect to pidilizumab (which is referred to as MDV9300) and talazoparib (which is referred to as MDV3800). The forward-looking statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, involve a number of risks, uncertainties and assumptions, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the results anticipated by such statements will occur. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past financial or operating performance is not necessarily indicative of future performance, and you should not use our historical performance to anticipate future results or trends. We disclaim any intention or obligation to update, supplement or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We seek to become a global fully-integrated biopharmaceutical company through the continued commercialization of XTANDI, the acquisition or in-license and development and commercialization of other product opportunities, and through the advancement of our own proprietary research and development programs. We expect that our future growth may come from both internal research efforts and third party business development activities. In the fourth quarter of 2014, we licensed exclusive worldwide rights to pidilizumab (which is referred to as MDV9300), an immunomodulatory antibody for all potential indications from CureTech, Ltd., or CureTech. Under the license agreement, we are responsible for all development, regulatory, manufacturing, and commercialization activities for MDV9300. We currently anticipate that we may initiate a pivotal clinical trial evaluating MDV9300 in Diffuse Large B-Cell Lymphoma in 2015. We are also considering evaluating MDV9300 in other indications, including in other hematologic malignancies. In the third quarter of 2015, we entered into an asset purchase agreement with BioMarin Pharmaceutical Inc., or BioMarin, to acquire all worldwide rights to talazoparib (which is referred to as MDV3800), an orally available poly-ADP ribose polymerase, or PARP, inhibitor. The acquisition of MDV3800, which is currently in a Phase 3 clinical trial for the treatment of patients with germline BRCA mutated breast cancer, was completed in October 2015, as further discussed in the section entitled, “Corporate Developments.” In addition, we have various other internal research and discovery efforts focused, among other areas, in oncology and neurology.

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

•	In July 2015, the U.S. Food and Drug Administration, or FDA, approved a label update for XTANDI based on an updated overall survival analysis of the Phase 3 PREVAIL trial. This analysis was conducted when 784 deaths were observed and found an overall survival benefit with a 23% reduction in risk of death (Hazard ratio 0.77; 95% CI: 0.67, 0.88) and a 4-month improvement in median survival with enzalutamide (35.3 months [95% CI: 32.2, not yet reached]) over placebo (31.3 months [95% CI: 28.8, 34.2]). As of the June 2014 cut-off date with a median follow-up duration of 31 months: 52% of XTANDI-treated and 81% of placebo-treated patients had received subsequent therapies that may prolong overall survival in mCRPC. XTANDI was used as a subsequent therapy in 2% of XTANDI-treated and 29% of placebo-treated patients.

•	In September 2015, updated data were presented from a Phase 2 study evaluating the investigational use of enzalutamide as a single agent for the treatment of advanced androgen receptor (AR) positive, triple-negative breast cancer (TNBC) during an oral plenary session at the 2015 European Cancer Congress in Vienna, Austria.

The Phase 2 open label single arm, multicenter trial enrolled 118 women with advanced TNBC. The objective of the study was to evaluate the safety and clinical benefit of enzalutamide, 160 mg/day orally, as single agent therapy for advanced TNBC and to identify an appropriate biomarker to help select those women more likely to respond to therapy. The primary endpoint of the trial was the clinical benefit rate at 16 weeks (CBR16), defined as the proportion of women with a complete response (CR), partial response (PR), or stable disease for at least 16 weeks. Secondary endpoints of the trial included clinical benefit rate at 24 weeks (CBR24), and progression-free survival (PFS), defined as time from the date of first dose of study drug until documented disease progression or death due to any cause, overall survival, and safety.

The primary endpoint analysis was pre-specified to be conducted in the evaluable patient population. The evaluable population consisted of patients who were on study long enough to have at least one follow-up tumor assessment after starting enzalutamide and whose breast cancer had at least 10 percent of the cells from the primary TNBC tumor sample stain positive for the AR by an immunohistochemistry assay (IHC) optimized for breast tissue. The evaluable population contained 75 patients out of the 118 enrolled into the study. This population was pre-specified based on the hypothesis that selected women may be more likely to receive benefit from enzalutamide than those with primary tumors demonstrating less than 10 percent AR staining or those whose disease had progressed so quickly they did not stay on study until the first tumor assessment at week 8. Analyses for clinical benefit and safety were also conducted in the intent-to-treat, or ITT, population consisting of all 118 patients who received at least one dose of study drug and whose primary TNBC tumor sample demonstrated at least some AR staining by IHC. Patients were excluded from enrollment in the study if their primary tumors did not demonstrate any AR staining.

The study met its primary endpoint, achieving a CBR16 of 35% (95% CI: 24, 46), including six CRs or PRs (8%) in the evaluable population based on results as of March 25, 2015. The secondary endpoint of CBR24 was 29% (95% CI: 20, 41), and the median PFS on enzalutamide therapy was 14.7 weeks (95% CI: 8.1, 15.7) in the evaluable population. Using the total ITT population, CBR16 was achieved in 25% (95% CI: 17, 33) including seven CRs or PRs (6%), CBR24 was achieved in 20% (95% CI: 14, 29), and the median PFS was 12.6 weeks (95% CI: 8.1, 19.3).

Nearly half of the enrolled patients (47%) tested positive for a gene expression profile using a novel assay. The novel gene expression profiling assay, along with topline data from this phase 2 study was first presented during an oral abstracts session and a poster session at the 2015 American Society of Clinical Oncology Annual Meeting, or ASCO 2015.

Of these 56 diagnostic positive women with advanced TNBC, 39% achieved CBR16 (95% CI: 27, 53) and 36% achieved CBR24 (95% CI: 24, 49). Of the 62 women who were diagnostic negative for the novel gene expression profile, 11% achieved a CBR16 (95% CI: 5, 21) and 6% achieved CBR24 (95% CI: 2, 16). Median PFS in the diagnostic positive group was 16.1 weeks (95% CI: 13.3, 27.4) compared with 8.1 weeks in the diagnostic negative group (95% CI: 7.4, 12.6). In the subset of diagnostic positive patients treated with enzalutamide as their first- or second-line TNBC therapy, the median PFS was 40.4 weeks (95% CI: 16.1, not yet reached); in the diagnostic negative patients it was 8.9 weeks (95% CI: 7.3, 15.7).

An exploratory analysis of overall survival data collected as of July 1, 2015 demonstrated that enzalutamide-treated TNBC patients whose tumors were diagnostic positive for the novel gene expression profile experienced a 10.5-month longer median survival duration compared to those enzalutamide treated patients whose tumor were diagnostic negative. Median overall survival in the diagnostic positive group treated with enzalutamide was 18.0 months (95% CI: 12.0, 21.3) compared with 7.5 months for the diagnostic negative group treated with enzalutamide (95% CI: 4.8, 11.2).

The most common (reported in ≥10% of patients) adverse events reported as related to enzalutamide treatment in the ITT population were fatigue (35%), nausea (26%), decreased appetite (13%), diarrhea (10%), and hot flush (10%).

We are encouraged by our findings thus far from the exploratory analysis of study data conducted to determine overall survival in patients treated with enzalutamide by diagnostic subset.

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

•	In June 2015, we and Astellas announced that the first patients have been enrolled in TRUMPET (Treatment Registry for Outcomes in CRPC Patients), a prospective observational patient registry designed to better understand the unique needs and treatment patterns for patients with castration-resistant prostate cancer, or CRPC. The registry will enroll and evaluate 2,000 patients diagnosed with CRPC from urology and oncology sites across the United States. The study will also collect data from primary caregivers of patients, including spouses, family members, and/or friends. TRUMPET will follow patients with CRPC and participating caregivers for up to six years to gather information about the management of the disease, including patterns of care, treatment decisions and settings, and physician referral patterns. The registry will also track information about patient health-related quality of life outcomes, work productivity and treatment satisfaction, as well as caregiver health-related quality of life outcomes associated with managing a patient with CRPC.

•	In May 2015, Astellas initiated start up activities for a Phase 2 study evaluating enzalutamide in hepatocellular carcinoma. The trial will assess approximately 140 patients with advanced hepatocellular carcinoma that have failed sorafenib or other anti-vascular endothelial growth factor therapies. The primary endpoint of the trial is overall survival.

•	In April 2015, we and Astellas reported top-line results from the Phase 2 STRIVE trial. The trial achieved its primary endpoint demonstrating a statistically significant increase in PFS for patients with non-metastatic or metastatic CRPC for enzalutamide compared with bicalutamide (Hazard Ratio = 0.24; 95% CI: 0.18, 0.32; p < 0.0001). Median PFS was 19.4 months in the enzalutamide group compared with 5.7 months in the bicalutamide group. The median time on treatment in the STRIVE trial was 14.7 months in the enzalutamide group versus 8.4 months in the bicalutamide group. Serious adverse events were reported in 29.4% of enzalutamide-treated patients and 28.3% of bicalutamide-treated patients. Grade 3 or higher cardiac adverse events were reported in 5.1% of enzalutamide-treated patients versus 4.0% of bicalutamide-treated patients. One seizure was reported in the trial in the enzalutamide-treated group and none in the bicalutamide-treated group. We presented additional results from the Phase 2 STRIVE trial at the 2015 American Urology Association Annual Meeting in May 2015.

•	In January 2015, we and Astellas reported top-line results from the Phase 2 TERRAIN trial. The trial achieved its primary endpoint demonstrating a statistically significant increase in PFS for patients with metastatic CRPC for enzalutamide compared to bicalutamide (Hazard Ratio = 0.44; 95% CI: 0.34, 0.57; p < 0.0001). Median PFS was 15.7 months in the enzalutamide group compared to 5.8 months in the bicalutamide group. The median time on treatment in the TERRAIN trial was 11.7 months in the enzalutamide group versus 5.8 months in the bicalutamide group. Serious adverse events were reported in 31.1% of enzalutamide-treated patients and 23.3% of bicalutamide-treated patients. Grade 3 or higher cardiac adverse events were reported in 5.5% of enzalutamide-treated patients versus 2.1% of bicalutamide-treated patients. Two seizures were reported in the enzalutamide group and one in the bicalutamide group. In March 2015, we presented additional results from the Phase 2 TERRAIN trial that demonstrated that the median time to PSA progression was 13.6 months longer with enzalutamide (19.4 months) relative to bicalutamide treatment (5.8 months) with an Hazard Ratio of 0.28 (p < 0.0001) and that 82% of enzalutamide treated patients achieved greater than 50% PSA reduction from baseline by week 13 vs. 21% of bicalutamide treated patients.

•	In March 2015, an updated overall survival analysis from the placebo-controlled Phase 3 PREVAIL trial was presented at the 2015 European Association of Urology Congress. The updated overall survival analysis was conducted at 784 deaths and found an overall survival benefit with a 23% reduction in risk of death (Hazard ratio 0.77; 95% CI: 0.67, 0.88; p=0.0002) and a 4-month improvement in median survival with enzalutamide (35.3 months [95% CI: 32.2, not yet reached]) over placebo (31.3 months [95% CI: 28.8, 34.2]). As of the June 2014 cut-off date with a median follow-up duration of 31 months: 52% of enzalutamide patients and 81% of placebo patients received at least one subsequent life-extending prostate cancer therapy. In the PREVAIL trial, 0.1% of chemotherapy-naïve patients treated with enzalutamide and 0.1% of patients treated with placebo experienced a seizure. The most common adverse reactions (≥ 10% of patients) reported in the PREVAIL trial that occurred more commonly (≥ 2%) over placebo in chemotherapy-naïve patients treated with enzalutamide were asthenic conditions, back pain, constipation, arthralgia, decreased appetite, hot flush, diarrhea, upper respiratory tract infection, hypertension, fall, weight decreased, peripheral edema, dizziness, headache, and dyspnea. Grade 3-4 adverse reactions were reported in 44% of enzalutamide-treated patients and 37% of placebo-treated patients.

•	In January 2015, we and Astellas enrolled the first patient in the Phase 3 EMBARK trial. The trial is intended to evaluate the efficacy and safety of enzalutamide alone or in combination with androgen deprivation therapy compared with androgen deprivation therapy alone in approximately 1,860 patients with high-risk, hormone-sensitive, non-metastatic prostate cancer that has biochemically recurred (as reflected in a rising PSA level) following definitive local therapy with radical prostatectomy and/or radiation. The primary endpoint of the trial is metastasis-free survival.

•	In March 2015, we and Astellas completed enrollment in a Phase 2 trial evaluating enzalutamide in combination with exemestane in women with advanced breast cancer that is estrogen receptor positive (ER+) or progesterone receptor positive (PgR+) and human epidermal growth factor receptor 2 (HER2) normal. The trial will assess 247 patients in two parallel cohorts. The first cohort enrolled patients who had not previously received hormonal treatment for advanced breast cancer. The second cohort enrolled patients who had previously progressed following one hormonal treatment for advanced disease. The primary endpoint of the trial is PFS in all patients and in the subset of patients whose tumor expresses the androgen receptor.

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

2015 Financial Highlights

•	Worldwide net sales of XTANDI, as reported by Astellas, for the three and nine months ended September 30, 2015, were approximately $517.8 million and $1.36 billion, respectively.

•	Net sales of XTANDI in the United States for the three months ended September 30, 2015, as reported by Astellas, were $313.0 million, an increase of $131.6 million, or 73%, from the three months ended September 30, 2014. Net sales of XTANDI in the United States for the nine months ended September 30, 2015, as reported by Astellas, were $835.5 million, an increase of $385.8 million, or 86%, from the nine months ended September 30, 2014.

•	Net sales of XTANDI outside of the United States for the three months ended September 30, 2015, as reported by Astellas, were approximately $205.0 million, an increase of approximately $85.0 million, or 71%, from the three months ended September 30, 2014. Net sales of XTANDI outside of the United States for the nine months ended September 30, 2015, as reported by Astellas, were approximately $526.0 million, an increase of approximately $271.0 million, or 106%, from the nine months ended September 30, 2014.

•	Collaboration revenue for the three months ended September 30, 2015, was $260.7 million, an increase of $60.2 million, or 30%, from the three months ended September 30, 2014. Collaboration revenue for the nine months ended September 30, 2015, was $565.5 million, an increase of $129.8 million, or 30%, from the nine months ended September 30, 2014.

•	During the third quarter of 2015, we earned a $70.0 million sales milestone payment upon the achievement of $1.2 billion in worldwide net sales of XTANDI, as reported by Astellas. At September 30, 2015, we remained eligible to earn a $175.0 million sales milestone payment under the Astellas Collaboration Agreement, which we currently expect to earn during the fourth quarter of 2015.

•

Total operating expenses for the three months ended September 30, 2015 were $121.7 million, an increase of $13.1 million, or 12%, from the three months ended September 30, 2014. Total operating expenses for the nine months ended September 30, 2015 were $372.3 million, an increase of $74.9 million, or 25%, from the nine months ended

September 30, 2014. Operating expenses included non-cash stock-based compensation expense of $13.4 million and $12.0 million for the three months ended September 30, 2015 and 2014, respectively, and $40.8 million and $32.8 million for the nine months ended September 30, 2015 and 2014, respectively. Operating expenses for the three and nine months ended September 30, 2015 also included non-cash expense of $1.8 million and $6.8 million, respectively, related to a fair value adjustment for contingent purchase consideration.

•	Cash and cash equivalents were $488.9 million at September 30, 2015, a decrease of $13.7 million, or 3%, from $502.7 million at December 31, 2014. During the fourth quarter of 2015, we utilized $410.0 million of our cash and cash equivalents to pay an upfront fee to BioMarin under the terms of the asset purchase agreement for MDV3800 as discussed elsewhere in this Quarterly Report.

Changes to Capital Structure

•	On June 15, 2015, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, as amended, effecting an increase in the total number of authorized shares of our capital stock from 171,000,000 to 341,000,000 and an increase in the total number of shares of authorized shares of our common stock from 170,000,000 to 340,000,000.

•	During the second quarter of 2015, we settled a total of $91.0 million aggregate principal amount of our 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes, through a combination of $92.1 million in cash and 2,099,358 shares of our common stock. On June 19, 2015, we issued a notice of redemption to redeem all of our outstanding Convertible Notes on July 24, 2015. Pursuant to this notice of redemption, during the third quarter of 2015, we settled a total of $167.8 million aggregate principal amount of the Convertible Notes through a combination of $167.8 million in cash and 3,539,218 shares of our common stock. We recorded a non-cash loss on extinguishment of the Convertible Notes of $13.2 million and $21.1 million for the three and nine months ended September 30, 2015, respectively. Upon settlement, the Convertible Notes were no longer deemed outstanding, interest ceased to accrue thereon, and all rights of the holders of the Convertible Notes ceased to exist.

•	On September 15, 2015, we effected a two-for-one forward stock split of our common stock in the form of a stock dividend. Stockholders of record as of August 13, 2015 received one additional share of our common stock, par value $0.01, for each share they held as of the record date. We issued 81,711,522 shares of our common stock as a result of the stock dividend. The par value of our common stock remained unchanged at $0.01 per share.

Corporate Developments

•	On October 6, 2015, we completed an acquisition of all rights to MDV3800 from BioMarin pursuant to an Asset Purchase Agreement (the “Agreement”). The acquired MDV3800 assets include all patents, data, know-how, third party agreements, regulatory materials and pre-commercial inventories. We also assumed certain costs for ongoing clinical trials of MDV3800, and commitments under certain agreements previously entered into or assumed by BioMarin and assigned to us. In connection with the transaction, we paid BioMarin an upfront cash payment of $410.0 million in the fourth quarter of 2015. We will pay BioMarin up to an additional $160.0 million upon the achievement of defined regulatory and sales-based milestones and mid-single digit royalties on net sales of products that contain MDV3800 during the royalty term specified in the Agreement. The parties entered into a Transition Services Agreement at the closing of the transaction to facilitate the transition of the research and development activities relating to MDV3800 from BioMarin to us, including responsibility for the ongoing clinical studies.

•	On September 4, 2015, we entered into a Credit Agreement (“Existing Credit Agreement”) with JPMorgan Chase Bank, N.A., which provided for (i) a one-year $75.0 million revolving loan facility and (ii) an uncommitted accordion facility subject to the satisfaction of certain conditions. On September 17, 2015, we executed a borrowing of $75.0 million under this facility. On October 23, 2015, we entered into an amendment and restatement of the Existing Credit Agreement, which provides for (i) a five-year $300.0 million revolving loan facility and (ii) an uncommitted accordion facility subject to the satisfaction of certain conditions. On October 23, 2015, we borrowed $75.0 million under the Revolving Credit Facility, which was used to repay the $75.0 million outstanding at September 30, 2015 under the Existing Credit Agreement. Additional information is included in Note 10, “Debt,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

We have identified our most critical accounting policies and estimates upon which our financial statements depend as those relating to: revenue recognition, reliance on third party information, including estimates of the various deductions from gross sales used to calculate net sales of XTANDI, and the estimated performance periods of our deliverables under collaboration agreements; business combinations, including estimates related to goodwill, intangible assets and contingent consideration; stock-based compensation; research and development expenses and accruals; litigation; Convertible Notes; leases, including build-to-suit lease arrangements; the calculation of diluted net income per common share; and income taxes. As of September 30, 2015, there have been no significant or material changes to our critical accounting policies or estimates from that disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report, except for our accounting policy with respect to diluted net income per common share beginning in the second quarter of 2015 as discussed below.

Net Income per Common Share

We apply the guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 260, “Earnings per Share,” when calculating net income per common share. The provisions of ASC No. 260 require that for contracts which provide a company with a choice of settlement methods, the company is to assume that the contract will be settled in shares. That presumption may be overcome if past experience or a stated policy provides for a reasonable basis to believe that it is probable that the contract will be paid partially or wholly in cash.

We used the “if-converted” method to compute the dilutive effect of the Convertible Notes for the three and nine months ended September 30, 2014. Under the “if-converted” method, interest expense, net of tax, related to the Convertible Notes, is added back to net income, and the Convertible Notes are assumed to have been converted into common shares at the beginning of the period during periods in which there would have been a dilutive effect. For the three and nine months ended September 30, 2014, the impact of the Convertible Notes has been excluded from the calculation of diluted net income per common share because the effect of their inclusion would have been anti-dilutive (approximately 10.2 million contingently issuable shares have been excluded).

During the second quarter of 2015, we asserted our intent and ability to settle the outstanding Convertible Notes for a combination of cash and common stock. Under the “cash settlement” method, interest is not added back to the numerator, and only the contingently issuable shares related to the conversion spread are included in the denominator, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of our common stock during the period exceeds the conversion price. The calculation of diluted net income per common share for the three months ended September 30, 2015 includes the effect of approximately 0.8 million common shares related to the conversion spread of the Convertible Notes prior to settlement.

The computation of diluted net income per common share for the nine months ended September 30, 2015 reflects the application of the “if-converted” method for the first quarter of 2015 and the “cash settlement” method for the second and third quarters of 2015 given the demonstrated and asserted redemption for the outstanding debt. For the nine months ended September 30, 2015, the impact of the Convertible Notes has been excluded from the calculation of diluted net income per common share because the effect of their inclusion would have been anti-dilutive (approximately 5.2 million contingently issuable shares have been excluded). We completed the settlement of all of our Convertible Notes during the third quarter of 2015 as described elsewhere in this Quarterly Report.

Additional information regarding net income per common share is included in Note 5, “Net Income per Common Share,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

Collaboration Revenue

We have a collaboration agreement with Astellas pursuant to which we are collaborating with Astellas to develop and commercialize XTANDI globally. The terms of the collaboration agreement are described in Note 3, “Collaboration Agreement,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Collaboration revenue consists of three components: (a) collaboration revenue related to U.S. XTANDI net sales; (b) collaboration revenue related to ex-U.S. XTANDI net sales; and (c) collaboration revenue related to upfront and milestone payments.

Collaboration revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration revenue:
Related to U.S. XTANDI net sales	$156,501	$90,723	$417,731	$224,814
Related to ex-U.S. XTANDI net sales	33,599	15,522	74,957	31,245
Related to upfront and milestone payments	70,565	94,233	72,822	179,698

Total	$260,665	$200,478	$565,510	$435,757

We are required to pay the Regents of the University of California (“UCLA” or “the Regents”) ten percent of all Sublicensing Income, as defined in our license agreement with UCLA. We are currently involved in litigation with UCLA regarding certain terms of the license agreement and other matters, which are discussed in Part II, Item 1, “Legal Proceedings.”

Collaboration Revenue Related to U.S. XTANDI Net Sales

Collaboration revenue related to U.S. XTANDI net sales was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. XTANDI net sales (as reported by Astellas)	$313,003	$181,446	$835,463	$449,629
Shared U.S. development and commercialization costs	(85,384)	(69,616)	(280,644)	(217,866)

Pre-tax U.S. profit	$227,619	$111,830	$554,819	$231,763

Medivation’s share of pre-tax U.S. profit	$113,809	$55,915	$277,409	$115,881
Reimbursement of Medivation’s share of shared U.S. costs	42,692	34,808	140,322	108,933

Collaboration revenue related to U.S. XTANDI net sales	$156,501	$90,723	$417,731	$224,814

U.S. net sales of XTANDI (as reported by Astellas) for the three months ended September 30, 2015, were $313.0 million, an increase of $131.6 million, or 73%, compared with net sales for the prior year period. The increase was primarily due to higher sales volumes while approximately 10% of the increase was due to price elements. The price elements include a favorable adjustment of $17.9 million and a favorable adjustment of $8.9 million for the three months ended September 30, 2015 and 2014, respectively, related to changes in prior period estimates of deductions against gross sales.

U.S. net sales of XTANDI (as reported by Astellas) for the nine months ended September 30, 2015, were $835.5 million, an increase of $385.8 million, or 86%, compared with net sales for the prior year period. The increase was primarily due to higher sales volumes, while approximately 11% of the increase was due to price elements. The price elements include a favorable adjustment of approximately $20.0 million and approximately $17.0 million for the nine months ended September 30, 2015 and 2014, respectively, related to changes in prior period estimates of deductions against gross sales.

Collaboration revenue related to U.S. XTANDI net sales for the three months ended September 30, 2015 was $156.5 million, an increase of $65.8 million, or 73%, from $90.7 million for the prior year period. The increase resulted from an increase in our share of pre-tax U.S. profit in the collaboration with Astellas as well as an increase in the reimbursement of our shared U.S. costs.

Collaboration revenue related to U.S. XTANDI net sales for the nine months ended September 30, 2015 was $417.7 million, an increase of $192.9 million, or 86%, from $224.8 million for the prior year period. The increase resulted from an increase in our share of pre-tax U.S. profit in the collaboration with Astellas as well as an increase in the reimbursement of our shared U.S. costs.

Along with other manufacturers of branded pharmaceutical products, we are subject to various provisions of the Patient Protection and Affordable Care Act of 2010, or PPACA, and other healthcare reform legislation. The stated goals of this legislation include reducing the number of uninsured Americans, improving the quality of healthcare delivery and reducing projected U.S. healthcare costs. The largest component of the deductions from gross sales used in deriving net sales of XTANDI in the United States is legally mandated discounts or rebates to Medicare and other government programs such as Medicaid. Although the full impact to us of all elements of PPACA and other healthcare reform legislation cannot be specifically determined, we estimate that legally mandated discounts or rebates for Medicaid and Medicare Part D programs, including the 23.1% rebate and the “donut hole” provisions, reduced U.S. XTANDI net sales by approximately 0.7% and 2.3% for the three and nine months ended September 30, 2015. These provisions are anticipated to continue to impact U.S. sales of XTANDI to a similar degree in future periods. The financial impact of U.S. healthcare reform legislation to our consolidated financial statements in future periods depends on a number of factors, including the timing of and changes in sales volumes for our products and the number of patients eligible for these government programs. Additional information regarding the impact of the provisions of PPACA and other healthcare reform legislation on us is included in Part II, Item 1A, “Risk Factors.”

Collaboration Revenue Related to Ex-U.S. XTANDI Net Sales

Net sales of XTANDI outside of the United States (as reported by Astellas) were approximately $205.0 million and approximately $120.0 million for the three months ended September 30, 2015 and 2014, respectively. Collaboration revenue attributable to ex-U.S. XTANDI net sales was $33.6 million and $15.5 million for the three months ended September 30, 2015 and 2014, respectively.

Net sales of XTANDI outside of the United States (as reported by Astellas) were approximately $526.0 million and approximately $255.0 million for the nine months ended September 30, 2015 and 2014, respectively. Collaboration revenue attributable to ex-U.S. XTANDI net sales was $75.0 million and $31.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Net sales of XTANDI outside of the United States (as reported by Astellas) in the third quarter of 2015 increased approximately 9% compared to second quarter 2015 net sales of approximately $188.0 million. U.S. dollar equivalent net sales of XTANDI outside of the United States (as reported by Astellas) were relatively unaffected by changes in exchange rates as a strengthening euro was offset by slight weakness in the yen as compared to the second quarter of 2015.

Collaboration Revenue Related to Upfront and Milestone Payments

Collaboration revenue related to upfront and milestone payments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales milestones earned	$70,000	$—	$70,000	$—
Development milestones earned	—	90,000	—	167,000
Amortization of deferred upfront and development milestones	565	4,233	2,822	12,698

Total	$70,565	$94,233	$72,822	$179,698

Collaboration revenue related to upfront and milestone payments from Astellas was $70.6 million for three months ended September 30, 2015, a decrease of $23.6 million, or 25%, from $94.2 million for the prior year period. Collaboration revenue related to upfront and milestone payments from Astellas was $72.8 million for nine months ended September 30, 2015, a decrease of $106.9 million, or 59%, from $179.7 million for the prior year period. During the three and nine months ended September 30, 2015, we earned a $70.0 million sales milestone payment triggered by the achievement of $1.2 billion in worldwide XTANDI net sales, as reported by Astellas. During the three and nine months ended September 30, 2014, we earned $90.0 million and $167.0 million, respectively, of development milestone payments from Astellas upon the achievement of certain defined events. We have earned all development milestone payments that were eligible to be earned under the Astellas Collaboration Agreement. As of September 30, 2015, we remained eligible to earn a $175.0 million sales milestone payment under the Astellas Collaboration Agreement, which we currently expect to earn in the fourth quarter of 2015.

Research and Development Expenses

Research and development, or R&D, expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development expenses	$45,871	$45,430	$137,841	$131,693
Percentage change	1%		5%

R&D expenses increased by $0.5 million, or 1%, to $45.9 million for the three months ended September 30, 2015 from $45.4 million for the prior year period. The increase was primarily due to a $3.7 million increase in third party clinical and preclinical development costs as a result of increased activities, a $3.8 million increase in personnel costs resulting from higher staffing levels and a $2.0 million increase in facilities and information technology costs, partially offset by $9.0 million of payments to UCLA related to the development milestone payments we earned from Astellas during the three months ended September 30, 2014, which were not repeated in the three months ended September 30, 2015. R&D expenses for the three months ended September 30, 2015 include non-cash stock-based compensation expense of $5.7 million.

R&D expenses increased by $6.1 million, or 5%, to $137.8 million for the nine months ended September 30, 2015 from $131.7 million for the prior year period. The increase was primarily due to a $12.1 million increase in third party clinical and preclinical development costs as a result of increased activities, a $14.8 million increase in personnel costs resulting from higher staffing levels and a $7.9 million increase in facilities and information technology costs. These amounts were partially offset by $16.7 million of payments to UCLA related to the development milestone payments we earned from Astellas during the nine months ended September 30, 2014 and a $12.0 million upfront license and research agreement fee to a third party, both of which were not repeated in the nine months ended September 30, 2015. R&D expenses for the nine months ended September 30, 2015 include non-cash stock-based compensation expense of $17.6 million.

With the acquisition of MDV3800 from BioMarin that was completed on October 6, 2015, we are responsible for ongoing clinical trial costs for the compound from that date forward as well as the costs of any new trials we might elect to initiate in the future. Accordingly, we generally anticipate a higher level of R&D spending in the fourth quarter of 2015 and during 2016, as compared with the $45.9 million of R&D expense incurred in the quarter ended September 30, 2015.

Under the Astellas Collaboration Agreement, we and Astellas share certain development costs in the United States. Development cost-sharing payments from Astellas were $14.6 million and $15.1 million for the three months ended September 30, 2015 and 2014, respectively, and were $46.1 million and $48.5 million for the nine months ended September 30, 2015 and 2014, respectively. Development cost sharing payments from Astellas are recorded as reductions in R&D expenses.

We were engaged in three R&D programs during the periods presented: (1) the development of enzalutamide for the treatment of prostate cancer, advanced breast cancer, and hepatocellular carcinoma; (2) the development of MDV9300; and (3) multiple proprietary research and drug discovery projects. R&D costs are identified as either directly allocable to one of our R&D programs or indirect costs, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical, preclinical, and drug discovery costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, including clinical manufacturing costs, upfront and development milestone payments under license agreements, non-cash fair value adjustments related to contingent purchase consideration, personnel costs, contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs and other administrative and support costs. The following table summarizes the direct costs attributable to each program and total indirect costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct costs:
XTANDI (enzalutamide) program(1)	$19,450	$27,120	$56,711	$72,243
MDV9300 program	7,311	—	19,851	—
Early-stage programs	12,534	13,705	40,793	46,880

Total direct costs	39,295	40,825	117,355	119,123
Indirect costs	6,576	4,605	20,486	12,570

Total	$45,871	$45,430	$137,841	$131,693

(1)	Direct costs for the XTANDI (enzalutamide) program include $9.0 million and $16.7 million for the three and nine months ended September 30, 2014, respectively, of payments to UCLA related to the development milestones we earned from Astellas during these periods.

Our R&D programs may be subject to change from time to time as we evaluate our priorities and available resources.

For a detailed discussion of the risks and uncertainties associated with the timing and cost of completing a product development plan, see Part II Item 1A, “Risk Factors—Risks Related to Our Future Product Development Candidates” of this Quarterly Report.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling, general and administrative expenses	$75,809	$63,165	$234,456	$165,695
Percentage change	20%		41%

SG&A expenses increased by $12.6 million, or 20%, to $75.8 million for the three months ended September 30, 2015 from $63.2 million for the prior year period. The increase was primarily due to accrued payments of $7.7 million to UCLA associated with sales milestone payments that we earned from Astellas during the third quarter of 2015 and currently expect to earn during the fourth quarter of 2015, as well as higher administrative and personnel-related costs, partially offset by lower sales and marketing costs. SG&A expense for the three months ended September 30, 2015 includes $7.7 million of non-cash stock-based compensation expense and a $1.6 million non-cash fair value charge for contingent purchase consideration related to our License Agreement with CureTech.

SG&A expenses increased by $68.8 million, or 41%, to $234.5 million for the nine months ended September 30, 2015 from $165.7 million for the prior year period. The increase was primarily due to higher sales, marketing and medical affairs costs, as well as higher administrative and personnel-related costs. In addition, we accrued payments of $21.8 million to UCLA associated with sales milestone payments that we earned from Astellas during the nine months ended September 30, 2015 and currently expect to earn during the fourth quarter of 2015, and higher royalty expenses as a result of an increase in net sales of XTANDI. SG&A expense for the nine months ended September 30, 2015 includes $23.2 million of non-cash stock-based compensation expense and a $5.7 million non-cash fair value charge for contingent purchase consideration related to our License Agreement with CureTech.

Under our collaboration with Astellas, we are responsible for fifty percent of the cost of goods sold and the royalty payable to UCLA on U.S. net sales of XTANDI. Our share of these items is included in SG&A expenses in our consolidated statements of operations. As such, those components of our reported SG&A expenses will fluctuate in correlation with net sales of XTANDI in the United States.

Under the Astellas Collaboration Agreement, we and Astellas share certain commercialization costs in the United States. Commercialization cost-sharing payments to Astellas were $5.2 million and $7.6 million for the three months ended September 30, 2015 and 2014, respectively, and were $28.0 million and $17.8 million for the nine months ended September 30, 2015 and 2014, respectively. Commercialization cost sharing payments to Astellas are recorded as increases in SG&A expenses.

Other Income (Expense), Net

The components of other income (expense), net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other income (expense), net:
Non-cash loss on extinguishment of Convertible Notes	$(13,216)	$—	$(21,087)	$—
Coupon interest expense	(357)	(1,698)	(3,447)	(5,094)
Non-cash amortization of debt discount and issuance costs	(721)	(3,837)	(8,548)	(11,007)
Other, net	159	64	247	(50)

Total	$(14,135)	$(5,471)	$(32,835)	$(16,151)

Other income (expense), net consists of coupon interest expense and non-cash interest expense, interest income earned and net gains (losses) on sales of our short-term investments, and the impact of changes in foreign exchange rates on our foreign currency-denominated payables, which were not significant.

Other income (expense), net for the three and nine months ended September 30, 2015 also includes non-cash losses on extinguishment of Convertible Notes of $13.2 million and $21.1 million, respectively. Additional information regarding the extinguishment of Convertible Notes is included in Note 10, “Debt,” in the accompanying notes to our unaudited condensed consolidated financial statements.

Income Tax Expense

Income tax expense and the effective income tax rate were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax expense	$45,340	$8,419	$58,160	$9,971
Effective income tax rate	36.3%	9.7%	36.3%	8.2%

Income tax expense for the three and nine months ended September 30, 2015 was $45.3 million and $58.2 million, respectively. The effective income tax rate for both the three and nine months ended September 30, 2015 was 36.3%. The provision for income taxes in both 2015 periods was higher than the tax computed at the U.S. federal statutory rate due primarily to state income taxes and non-deductible, stock-based compensation. The increase in the effective tax rate for both 2015 periods as compared to the prior year periods was due to the release of a portion of the valuation allowance during the fourth quarter of 2014. Income tax expense for the three and nine months ended September 30, 2014 was $8.4 million and $10.0 million, respectively. Our provision for income taxes was lower than the tax computed at the U.S. statutory rate in both 2014 periods due primarily to utilization of net operating loss and tax credit carryforwards.

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

Due to the availability of Federal gross net operating losses and Federal tax credit carryforwards for tax return purposes, which totaled $15.3 million and $35.3 million, respectively, at September 30, 2015, we expect our Federal cash income tax payments to be substantially lower than our statutory rate for the year ending December 31, 2015.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from our collaboration agreement with Astellas, which is described elsewhere in this Quarterly Report.

At September 30, 2015, we had cash and cash equivalents of $488.9 million, compared to $502.7 million at December 31, 2014. At September 30, 2015, our collaboration receivable from Astellas was $277.6 million, compared to $184.7 million at December 31, 2014. In the fourth quarter of 2015, we utilized $410.0 million of our cash balances to pay an upfront fee to BioMarin for the acquisition of MDV3800 as described elsewhere in this Quarterly Report. Based on our current expectations, we believe our current capital resources, amounts available to us under our Revolving Credit Facility, and projected cash flows will be sufficient to fund our currently planned operations for at least the next twelve months. This estimate is based on a number of assumptions that may prove to be wrong. In addition, we may choose to raise additional funds in the form of equity, debt, or otherwise due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans. For example, we may choose to raise additional capital to fund business development activities, and for other general corporate purposes. For a detailed discussion of the risks and uncertainties associated with our sources of liquidity and access to capital, see Part II, Item 1A, “Risk Factors—Risks Related to the Operation of Our Business.”

On October 23, 2015, we entered into an amendment and restatement of our Credit Agreement, dated as of September 4, 2015 (the “Existing Credit Agreement” and as amended and restated, the “Credit Agreement”) as described in the section below titled, “Commitments and Contingencies.” The Credit Agreement provides for (i) a five-year $300.0 million revolving loan facility (the “Revolving Credit Facility”); and (ii) an uncommitted accordion facility subject to the satisfaction of certain conditions (collectively, the “Senior Secured Credit Facility”). The Revolving Credit Facility includes a $50.0 million multicurrency sub-facility, a $20.0 million letter of credit sub-facility, and a $10.0 million swing line loan sub-facility. On October 23, 2015, we borrowed $75.0 million under the Revolving Credit Facility, which was used to repay the $75.0 million outstanding at September 30, 2015 under the Existing Credit Agreement.

Cash Flow Analysis

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$109,959	$76,312
Investing activities	(15,166)	(11,296)
Financing activities	(108,526)	27,249

Net change in cash and cash equivalents	$(13,733)	$92,265

Net cash provided by operating activities totaled $110.0 million for the nine months ended September 30, 2015, which consisted of our net income of $102.2 million and non-cash items of $12.9 million, partially offset by negative changes in our operating assets and liabilities of $5.2 million, which arose in the ordinary course of business.

Net cash provided by operating activities totaled $76.3 million for the nine months ended September 30, 2014, which consisted of our net income of $112.2 million and non-cash items of $35.5 million, partially offset by negative changes in our operating assets and liabilities of $71.4 million, which arose in the ordinary course of business.

Net cash used in investing activities totaled $15.2 million for nine months ended September 30, 2015, and consisted of purchases of short-term investments of $93.1 million, capital expenditures of $13.6 million, and an increase in letters of credit collateralized by restricted cash to secure various leases of $1.4 million, partially offset by sales and maturities of short-term investments of $92.9 million. Net cash used in investing activities totaled $11.3 million for the nine months ended September 30, 2014 and consisted of capital expenditures of $9.2 million and an increase in letters of credit collateralized by restricted cash to secure various leases of $2.1 million.

Net cash used in financing activities totaled $108.5 million for the nine months ended September 30, 2015 and consisted primarily of repayment of Convertible Notes principal and conversion premium of $259.9 million, partially offset by proceeds from our Revolving Credit Facility of $75.0 million, proceeds from the issuance of common stock under equity incentive and stock purchase plans of $19.5 million and excess tax benefits from stock-based compensation of $57.5 million. Net cash provided by financing activities totaled $27.2 million for the nine months ended September 30, 2014 and consisted primarily of proceeds from the issuance of common stock under equity incentive and stock purchase plans.

Commitments and Contingencies

There have been no significant changes in our contractual cash obligations, commercial commitments and contingencies since December 31, 2014 except for the items disclosed below.

Lease Obligations

In the first quarter of 2015, we entered into the Sixth Amendment to our corporate headquarters lease agreement in San Francisco, California, pursuant to which we leased approximately 16,000 additional square feet of office space. In total, at September 30, 2015, we leased approximately 143,000 square feet of office space pursuant to the lease agreement, as amended, which expires in June 2019. Lease commitments pursuant to the Sixth Amendment are approximately $6.1 million over the lease term.

In the second quarter of 2015, we entered into an amended lease agreement to reduce the amount of leased space at a property located in San Francisco, California from approximately 52,000 square feet to approximately 43,625 square feet. As a result of the amendment, lease commitments related to this property were reduced by approximately $3.9 million over the lease term. The lease agreement expires in August 2024, and we have the option to extend the lease term up to an additional five years.

There were no other changes to our lease obligations from that disclosed in our Annual Report other than a reduction of 2015 lease obligations due to the payment of current year lease payments.

Convertible Senior Notes Due 2017

We settled our remaining Convertible Notes in the third quarter of 2015 as discussed further in Note 10, “Debt,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Upon settlement, the Convertible Notes were no longer deemed outstanding, interest ceased to accrue thereon, and all rights of the holders of the Convertible Notes ceased to exist.

Revolving Credit Facility

On September 4, 2015, we entered into a credit agreement, as discussed further in Note 10, “Debt,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. At September 30, 2015, $75.0 million was outstanding under the Credit Agreement.

On October 23, 2015, we entered into an amendment and restatement of our Credit Agreement, dated as of September 4, 2015 (the “Existing Credit Agreement” and as amended and restated, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the “Lenders”), providing for (i) a five-year $300 million revolving loan facility (the “Revolving Credit Facility”); and (ii) an uncommitted accordion facility subject to the satisfaction of certain conditions (collectively, the “Senior Secured Credit Facility”). The Revolving Credit Facility includes a $50 million multicurrency sub-facility, a $20 million letter of credit sub-facility and a $10 million swing line loan sub-facility.

Loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 1.75% to 2.50% per annum, based upon the secured leverage ratio (as defined in the Credit Agreement) or (b) the prime lending rate, plus an applicable margin ranging from 0.75% to 1.50% per annum, based upon the senior secured net leverage ratio (as defined in the Credit Agreement).

The obligations under the Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) thereunder are and will be guaranteed by us and each of our existing and subsequently acquired or organized direct and indirect domestic subsidiaries (other than certain immaterial domestic subsidiaries, certain Domestic Foreign Holding Companies, and certain domestic subsidiaries whose equity interests are owned directly or indirectly by certain foreign subsidiaries) (collectively, the “Loan Parties”). The obligations under the Credit Agreement and any such swap and banking services obligations are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Loan Parties, except for certain customary excluded assets, and (ii) all of the capital stock owned by the Loan Parties thereunder (limited, in the case of the stock of certain of our non-U.S. subsidiaries and Domestic Foreign Holding Companies, to 65% of the capital stock of such subsidiaries).

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Credit Agreement, we are required to comply with a maximum senior secured net leverage ratio and minimum interest coverage ratio covenants.

On October 23, 2015, we borrowed $75.0 million under the Revolving Credit Facility, which was used to repay the $75.0 million outstanding at September 30, 2015 under the Existing Credit Agreement.

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

As of September 30, 2015, the contingent consideration liabilities that we could be required to pay to CureTech are our only financial liabilities measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements, and represent approximately 32% of our total liabilities. See Note 13, “Fair Value Disclosures,” in the accompanying notes to our unaudited condensed consolidated financial statements for additional information.

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

Our investment policy emphasizes the safety and preservation of principal while maximizing the income we receive from our investments without assuming significant risk of loss. Specifically, our investment objectives in order of priority are (1) the safety and preservation of principal by investing in high quality, low risk diversified portfolios, (2) maintain liquidity sufficient to meet the requirements of our operations and strategic initiatives, and (3) deliver competitive after-tax returns relative to stated objectives and market conditions. Some of the investible securities permitted under our investment policy may be subject to market risk related to changes in interest rates. We manage our sensitivity to these risks by maintaining investment grade marketable securities. We currently do not use derivative financial instruments to hedge our market risk exposures.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in legal proceedings, investigations, and claims in the ordinary course of our business, including the matters described below.

In May 2011, we filed a lawsuit in San Francisco Superior Court against the Regents of the University of California, and one of its professors, alleging breach of contract and fraud claims, among others. Our allegations in this lawsuit include that we have exclusive commercial rights to an investigational drug originally known as ARN-509, which is currently being developed by Aragon Pharmaceuticals, or Aragon. In August 2013, Johnson & Johnson and Aragon completed a transaction in which Johnson & Johnson acquired all ARN-509 assets owned by Aragon. Since its acquisition by Johnson & Johnson, ARN-509 is now known as JNJ-56021927, or JNJ-927. On February 9, 2012, we filed a Second Amended Complaint, adding additional breach of contract claims against the Regents professor and adding as additional defendants a former Regents professor and Aragon. We seek remedies including a declaration that we are the proper licensee of JNJ-927, contractual remedies conferring to us exclusive patent license rights regarding JNJ-927, and other equitable and monetary relief. On August 7, 2012, the Regents filed a cross-complaint against us seeking declaratory relief that the Regents are entitled to ten percent of any sales milestone payments under the Astellas Collaboration Agreement because such milestones constitute Sublicensing Income under the license agreement with the Regents. Under the Astellas Collaboration Agreement, we are eligible to receive up to $320.0 million in sales milestone payments. On September 18, 2012, the trial court approved a settlement agreement dismissing the former Regents professor who was added to the case on February 9, 2012. On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, we filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson, and the briefing of that matter has concluded. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents. As of September 30, 2015, we have earned $145.0 million in sales milestones under the Astellas Collaboration Agreement. As a result of this judgment, we paid the Regents $7.5 million, representing 10% of the sales milestone amounts earned from Astellas in 2013 and 2014. As a result of this judgment, in the fourth quarter of 2015, we paid the Regents $7.0 million, representing 10% of the $70.0 million sales milestone amounts earned from Astellas during the third quarter of 2015. We appealed this judgment on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of our breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in our favor on one of the breach of contract claims, and in favor of the Regents professor on the fraud claims. On November 22, 2013, the Court entered judgment consistent with the jury’s verdict. Our notice of appeal of the judgment on the fraud claims was filed on February 13, 2014. On October 24, 2014, the court of appeals issued an order consolidating all of these appeals for hearing and consideration purposes. The briefing of all appeals has completed and the parties await the setting of a date for oral argument by the appellate court.

On April 11, 2014, the Regents filed a complaint against us in which UCLA alleges that the “Operating Profits” we have received (and will continue to receive) from Astellas, as a result of the Astellas Collaboration Agreement, constitute Sublicensing Income under the license agreement between us and the Regents and that we and our subsidiary, MPT, have failed to pay the Regents ten percent of such Operating Profits. Although the Regents further alleged that we breached our fiduciary duties to the Regents, as minority shareholder of MPT, it dismissed this claim without prejudice on July 16, 2014. On March 23, 2015, based upon an application by both us and the Regents, the court designated the case complex and assigned a single judge in the complex division of San Francisco Superior Court. We deny the Regents’ allegations and intend to vigorously defend the litigation. We are currently awaiting a trial date to be set by the Courts. We have not recorded an accrual for this legal matter.

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

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results, cash flows and financial condition. If any of the events or circumstances described in the following risk factors actually occurs, our business may suffer and the trading price of our common stock could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Quarterly Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

Risks Related to XTANDI® (enzalutamide) capsules

We and Astellas may not be able to further commercialize XTANDI in the United States, and may fail to continue to generate significant revenue from the sale of XTANDI in the United States. XTANDI may fail to obtain regulatory approval and reimbursement, to be successfully commercialized and to generate significant revenue outside the United States.

We only have one commercial product, XTANDI® (enzalutamide) capsules, or XTANDI, which is approved in the United States to treat men with metastatic castration-resistant prostate cancer, or mCRPC. However, the further commercialization of XTANDI in the United States for the treatment of mCRPC and any other patient populations for which XTANDI is being developed and may subsequently be approved, may not be successful for a number of reasons, including:

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

XTANDI may fail to effectively compete commercially with other approved products and other products in development.

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

We are competing and will continue to compete against drugs that operate similarly to XTANDI. If XTANDI is unable to successfully compete for a position in the prostate cancer treatment paradigm ahead of drugs like Zytiga and/or potentially JNJ-56021927 (JNJ-927, formerly ARN-509), which are now being investigated in Phase 3 clinical studies in earlier stage prostate cancer, sales of XTANDI may be negatively impacted. In addition, the availability of multiple other approved agents to treat the same patients being treated with XTANDI could cause the treating physicians to switch patients off of XTANDI and onto competing therapies more quickly than would otherwise be the case, which could also negatively impact XTANDI net sales.

*Competition from generic products could potentially harm our business and result in a decrease in our revenue.

Like other branded pharmaceutical companies, we face competition from generic products that could potentially harm our business and result in a decrease in our revenue. Such competition may arise from the loss or expiration of intellectual property rights on enzalutamide or a competitor product, or the approval by the FDA of a generic of our product or a competitor product, such as Zytiga, any of which could adversely affect our business by putting downward pressure on the price and market share of XTANDI. Generic products for the treatment of prostate cancer that have already been approved by the FDA, e.g., Casodex, are generally sold at a lower price than branded drugs. Furthermore, Abbreviated New Drug Applications (ANDAs) requesting approval for generic versions of Zytiga were submitted to the FDA on April 28, 2015. See the risk factor below entitled, “Risks Related to the Pharmaceutical Industry, Including the Activities of Medivation, Inc.— If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the sales of our products or product candidates may be adversely affected,” for additional information regarding general risks related to generic and biosimilar competition in our industry.

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

In addition, even if third-party payors ultimately elect to cover and reimburse XTANDI, most payors will not reimburse 100% of the cost, but rather require patients to pay a portion of the cost through a co-payment. Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of XTANDI financially difficult or impossible for certain patients, which would have a negative impact on sales of XTANDI. For example, in the United States there exists a coverage gap, or “donut hole”, in the Medicare Part D coverage for prescription medications for participants, which renews annually each January 1st. While in the donut hole, Medicare Part D participants, including many patients in XTANDI’s approved indication, may have to pay out of pocket a substantial portion of their prescription drug costs, which may discourage physicians from prescribing or patients from accessing XTANDI. It is increasingly difficult to obtain coverage and adequate reimbursement levels from third-party payors, and we may be unable to achieve these objectives. Moreover, our commercial prospects would be further weakened if payors approve coverage for XTANDI only as second- or later-line treatments, or if they place XTANDI in tiers requiring unacceptably high patient co-payments. Since launch, several third-party payors and at least one government payor have approved coverage for XTANDI only after patient treatment on Zytiga plus prednisone. These coverage situations may persist even with expanded indications for XTANDI. Because XTANDI works via a similar molecular signaling pathway as Zytiga does, patients who have already failed treatment with Zytiga may not have as strong a response on XTANDI as would patients who are Zytiga-naïve. Failure to overturn coverage decisions or stop additional coverage decisions could materially harm our (or our partner’s) ability to successfully market XTANDI in the United States. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payors and is a time-consuming and costly process. Therefore, obtaining acceptable coverage and reimbursement from one payor does not guarantee similar acceptable coverage or reimbursement from another payor. Additionally, even if favorable coverage and adequate reimbursement levels are achieved, the payor may change its decision in the future. We are dependent upon Astellas globally for the achievement of such coverage and acceptable reimbursement, and for negotiation with individual payors.

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

The data supporting the marketing approvals for our products and forming the basis for the safety warnings in our product labels were obtained in controlled clinical trials of limited duration and, in some cases, from post-approval use. As our products are used over longer periods of time by many patients with underlying health problems, taking numerous other medicines, we expect to continue to find new issues such as safety, resistance or drug interactions of XTANDI or in other products, which may require us to provide additional warnings or contraindications on our labels or narrow our approved indications, each of which could reduce the market acceptance of these products. For example, on February 5, 2015, based upon routine pharmacovigilance review and signal detection, we and Astellas submitted a proposed label change to the FDA after identifying two post-marketing reports of posterior reversible encephalopathy syndrome (PRES) in patients receiving XTANDI. PRES is a neurological disorder which can present with rapidly evolving symptoms including seizure, headache, lethargy, confusion, blindness, and other visual and neurological disturbances, with or without associated hypertension. A diagnosis of PRES requires confirmation by brain imaging, preferably magnetic resonance imaging (MRI). Because PRES was reported voluntarily from a post-marketing population of uncertain size, it is not possible to reliably estimate the frequency or establish a causal relationship to XTANDI. Our proposed label change was approved by the FDA in August 2015. Discontinue XTANDI in patients who develop PRES.

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

We are required to monitor the safety and efficacy of XTANDI and any other products candidates that are approved by the FDA. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for any approved products, such as XTANDI, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with current good clinical practices, or cGCP, for any clinical trials that we conduct post-approval. We and our contract manufacturers will be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with current good manufacturing practices, or cGMP. We must also comply with requirements concerning advertising and promotion for XTANDI and any other product candidates for which we obtain marketing approval in the future. Promotional communications with respect to prescription drugs, including biologics, are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote XTANDI or any other products candidates for which we might obtain approval in the future for indications or uses for which they are not approved. Later discovery of previously unknown problems with XTANDI or any other product candidate for which we might obtain approval in the future, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We may initiate a Phase 3 clinical trial evaluating enzalutamide in triple negative breast cancer (“TNBC”). A key element of our strategy to develop enzalutamide in TNBC is the use of a companion diagnostic to screen for patients who are likely to have androgen-driven TNBC. This strategy, if successful, will enable us to identify patients more likely to benefit from treatment with enzalutamide. Patients who are diagnostic-negative are not likely to benefit from enzalutamide. Both regulatory approval and, if approval is obtained, successful commercialization of enzalutamide in androgen-driven TNBC will, therefore, likely depend on our successful development of such a companion diagnostic.

We expect that we may enter into strategic alliances with a third party to develop the companion diagnostic. However, we may be unable to negotiate terms satisfactory to us or may not be able to conclude any strategic alliance in a timely manner, either of which may adversely impact our ability to develop and/or successfully commercialize enzalutamide in TNBC. Furthermore, we and any such strategic partners may encounter difficulties in developing enzalutamide for TNBC and/or developing the companion diagnostic for clinical, regulatory and/or commercial reasons including issues related to analytical validation, reproducibility or clinical validation.

Companion diagnostics are subject to regulation by the FDA as a medical device and require separate regulatory clearance prior to commercialization. Companion diagnostics are also subject to regulation by foreign regulatory authorities and such regulations may change or new regulations may be enacted during our development of the companion diagnostic. We may be unable to alter our development program in time to comply with the revised or new regulations, or we may only be able to do so by expending greater funds and efforts, and any delay or failure to obtain regulatory approval could delay or prevent the approval of enzalutamide for TNBC.

Risks Related to our License and Manufacturing and Supply Agreement with CureTech, Ltd.

*The clinical molecule MDV9300 we licensed from CureTech is a biologic molecule, and we do not have long-standing experience or expertise in the development, manufacture, or commercialization of biologic molecules.

Under the license agreement, we are responsible for all development, manufacturing, and commercialization activities for MDV9300 for all indications, including in oncology. We have limited history, experience, or expertise in the development, manufacturing and commercialization, including regulatory interactions, commercial manufacturing, and distribution of biologic molecules, like MDV9300.

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

We are currently dependent on CureTech to produce clinical supply of MDV9300 that meets global regulatory standards and CureTech is dependent on its suppliers for sufficient quantities of raw materials, starting materials, and supplies. If CureTech fails to manufacture clinical supply of MDV9300 in sufficient quantities or fails to source raw or starting materials or supplies in sufficient quantities, our ability to conduct clinical trials could be delayed or otherwise negatively impacted.

Our failure to successfully develop, manufacture, or commercialize MDV9300 could significantly impact our ability to generate value from the License Agreement with CureTech.

The development and commercialization of MDV9300 may face strong competition from other immunomodulatory antibodies as well as other immuno-oncology agents, which have already received marketing approval and are being developed for additional indications, as well as by larger companies with substantial resources and relatively more experience developing, manufacturing, and commercializing biologic molecules.

The immuno-oncology field is competitively crowded with biologics molecules and other agents, including immunomodulatory antibodies as well as other immuno-oncology agents, like MDV9300, currently approved and on the market or in development for various tumor types and patient populations by larger more experienced companies than ours, such as Bristol Myers Squibb, Roche, AstraZeneca plc, Pfizer and Merck, Inc. This competitive environment could compromise our ability to develop MDV9300 by limiting the availability of clinical trial investigators, sites, and/or appropriate clinical patients, which could slow, delay or limit the progress of MDV9300’s development. In addition, if we are able to successfully develop MDV9300 and obtain regulatory approval for it in an oncology indication, it will likely face competition from already approved immunomodulatory molecules and other agents in the same or similar oncology indications. This could significantly limit our ability to generate revenue from MDV9300. While we have some experience developing and in certain aspects of the commercialization of small molecule products, we may be required to hire additional qualified employees with experience in the development, manufacturing, and commercialization, including regulatory interactions, commercial manufacturing, and distributing biological molecules, like MDV9300. Many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more resources and experience with biological molecules than us.

Risks Related to Our Future Product Development Candidates

Our business strategy depends on our ability to identify and acquire additional product candidates which we may never acquire or identify for reasons that may not be in our control, or are otherwise unforeseen or unforeseeable to us.

A key component of our business strategy is to diversify our product development risk by identifying and acquiring new product opportunities for development. However, we may not be able to identify promising new technologies. In addition, the competition to acquire promising biomedical technologies is fierce, and many of our competitors are large, multinational pharmaceutical, biotechnology and medical device companies with considerably more financial, development and commercialization resources and experience than we have. Thus, even if we succeed in identifying promising technologies, we may not be able to compete against our larger competitors with considerably more financial resources or we may not be able to acquire rights to them on acceptable terms or at all. If we are unable to identify and acquire new technologies, we will be unable to diversify our product risk. We believe that any such failure would have a significant negative impact on our prospects.

Pharmaceutical and biological product candidates require extensive, time-consuming and expensive preclinical and clinical testing to establish safety and efficacy, and to obtain regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.

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

We have incurred significant costs principally from funding our research and development activities, from general and administrative expenses and from our XTANDI commercialization activities. We may incur substantial costs in the foreseeable future as we continue to finance the commercialization of XTANDI in the U.S. market, clinical and preclinical studies of enzalutamide, MDV9300, MDV3800, and early stage programs, potential business development activities, and our corporate overhead costs, which could impact our ability to achieve, maintain, or increase profitability on a quarterly or annual basis. Our ability to generate revenue sufficient to offset these costs in order to achieve, maintain, or increase profitability on a quarterly or annual basis is dependent on our ability, alone or with collaboration partners, to successfully commercialize products for which we receive marketing approval.

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

A significant and growing amount of the collaboration revenue we generate is in currency other than U.S. dollars, which exposes us to foreign exchange risk.

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

*If we fail to attract and keep senior management personnel, we may be unable to successfully develop our product candidates, identify and acquire promising new technologies, conduct our clinical trials, and commercialize our products, and our business could be harmed.

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

Dr. Lynn Seely, our former chief medical officer, retired from her position effective October 15, 2015. Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceutical fields is intense, especially in the San Francisco Bay Area. The loss of any of our executive officers or a significant turnover in our senior management could impair the successful commercialization of XTANDI, delay or prevent continued development activities for enzalutamide, MDV9300, MDV3800 and other product candidates, delay or prevent the transfer and integration of MDV3800 into our business and adversely affect or preclude the identification and acquisition of new product candidates, any of which events could harm our business.

In addition, we will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms.

We may encounter difficulties in managing our growth and expanding our operations successfully.

Our business has experienced significant growth, which we expect will continue as we expand our commercialization efforts for XTANDI, seek to advance our product candidates through clinical trials, and integrate the acquisition of MDV3800 and other potential business development activities. We expect that we will need to expand our development, regulatory, manufacturing, and commercial capabilities in concert with contracting with third parties to provide certain of these activities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth may impose significant added responsibilities on members of management. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our commercialization and development activities and clinical trials effectively and hire, train and integrate additional personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

*Our significant level of debt and lease obligations could adversely affect our financial condition. In addition, we may not have sufficient funds to service our debt and lease obligations when payments are due.

At September 30, 2015, we had $75.0 million outstanding under our Existing Revolving Credit Facility and approximately $57.8 million of minimum lease commitments. On October 23, 2015, we entered into an amendment and restatement of our Existing Credit Agreement, which provides for (i) a five-year $300.0 million Revolving Credit Facility; and (ii) an uncommitted accordion facility subject to the satisfaction of certain conditions. On October 23, 2015, we borrowed $75.0 million under the Revolving Credit Facility, which was used to repay the $75.0 million outstanding at September 30, 2015. We may incur additional indebtedness to meet future financing needs, including for example in connection with business development activities and for other general corporate purposes. Substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

•	make it more difficult for us to satisfy our financial obligations, including with respect to our debt and lease obligations;

•	increase our vulnerability to general adverse economic, industry and competitive conditions;

•	reduce the availability of our cash resources to fund our operations because we will be required to dedicate a substantial portion of our cash resources to the payment of principal and interest on our indebtedness and lease payments;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploring; and

•	limit our ability to obtain financing.

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

We require significant capital to fund our operations. We have historically funded our operations primarily through public offerings of our common stock, the issuance of the Convertible Notes, and from the upfront, milestone, and cost-sharing payments under agreements with our current and former collaboration partners, from collaboration revenue related to XTANDI net sales and, subsequent to September 17, 2015, from short-term borrowings under a Revolving Credit Facility. At September 30, 2015, we had cash and cash equivalents totaling $488.9 million available to fund our operations. In October 2015, we utilized $410.0 million of our cash balances to pay an upfront fee to BioMarin under the terms of the Asset Purchase Agreement for MDV3800. We expect to spend substantial amounts of capital for our operations in the future. Based on our current expectations, we believe our current capital resources, amounts available to us under our Revolving Credit Facility, and projected cash flows will be sufficient to fund our currently planned operations for at least the next twelve months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding the amount and timing of net sales of XTANDI, potential XTANDI approvals in new markets and for other indications, and potential receipt of profit sharing, royalty, and milestone payments under our Astellas Collaboration Agreement, and we could exhaust our available cash, cash equivalents, and short-term investments. For example, we may be required or choose to seek additional capital to fund the costs of commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for enzalutamide, MDV9300, MDV3800 and other existing or potential future product candidates, to fund business acquisitions, investments or to in-license technologies, if we face challenges or delays in connection with our clinical trials, and to maintain minimum cash balances that we deem reasonable and prudent. Our ability to raise additional funds on acceptable terms will be dependent on the climate of worldwide capital markets, which could be challenging.

*We may be constrained by our obligations under the Credit Agreement to operate our business to its full potential.

The terms of our Credit Agreement contain customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Furthermore, under the terms of the Credit Agreement, we are required to comply with a maximum senior secured net leverage ratio and minimum interest coverage ratio covenants. These terms may restrict our ability to operate our business in the manner we deem most effective or desirable, and may restrict our ability to fund our operations through new public offerings of our common stock or strengthen our candidate development pipeline through acquisitions or in-licenses which cause us to exceed our maximum senior secured net leverage ratio.

Failure to comply with the representations and warranties or affirmative and negative covenants could constitute an event of default which, if continued beyond the cure period, would allow the Administrative Agent (as defined in the Credit Agreement), at the request of or with the consent of the Lenders holding a majority of the loans and commitments under the facility, to terminate the commitments of the Lenders to make further loans and declare all the obligations of the Loan Parties under the Credit Agreement to be immediately due and payable, either of which would harm our business.

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

*We could become subject to litigation or other challenges regarding intellectual property rights, which could divert management attention, cause us to incur significant costs, prevent us from selling or using the challenged technology and/or subject us to competition by lower priced generic products.

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

The federal False Claims Act prohibits persons and entities from knowingly filing, or causing to be filed, a false claim, or the knowing use of false statements, to obtain payment from the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government, and such individuals, commonly known as “whistleblowers,” may share in a proportion of any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of biotechnology and pharmaceutical companies to have to defend False Claims Act actions. When it is determined that an entity has violated the False Claims Act, the entity may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act. Although we have developed, implemented, and continue to improve a program for compliance with all federal and state laws, we cannot guarantee that our compliance program will be sufficient or effective, that our employees will comply with our policies and that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for whistleblower claims that individuals, such as employees or former employees, may bring against us or that governmental authorities may prosecute against us based on information provided by individuals. If one or more individuals bring a whistleblower claim against us or if a governmental authority prosecutes a claim against us on the basis of information provided by one or more individuals, and if we are found liable and a fine and/or an injunction is imposed on us or we agree to pay a fine and/or accept an injunction in settlement of the claim, the payment of the fine and/or the curtailment of our activities consequent to the injunction could have a material adverse effect on our financial condition and impair or prevent us from conducting our business. In addition, the costs and fees associated with defending a whistleblower claim would be significant.

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

We are unable to predict whether we could be subject to actions under any of these or other fraud and abuse laws, or the impact of such actions. If we are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business and results of operations.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits companies and their intermediaries from making payments to non-U.S. government officials for purpose of obtaining or retaining business or securing any other improper advantage. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate. Failure to comply with the FCPA or related laws governing the conduct of business with foreign government entities could disrupt our business and lead to severe criminal and civil penalties, including criminal and civil fines, denial of government reimbursement for our products and exclusion from participation in government healthcare programs. Other remedial measures could include further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions, any of which could have a material adverse impact on our business, financial condition, results of operations and liquidity. We could also be affected by any allegation that we, or any third party vendors that we rely on to perform key product development tasks, violated such laws.

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the sales of our products or product candidates may be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “listed drug” which, in turn can be relied upon by potential competitors in support of an approval of an ANDA or 505(b)(2) application. U.S. laws and other applicable policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for a generic substitute. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our product or product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product or product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to our products or product candidates would materially adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments that we have made in our product candidates.

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

The United States and some foreign jurisdictions have enacted or are considering enacting a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to profitably sell XTANDI and other product candidates should they receive marketing approval. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria or maximum monthly out-of-pocket costs for patients, either of which could put additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. If we fail to successfully secure and maintain adequate coverage and reimbursement of our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, results of operations and financial condition. In addition, we will face competition from other approved drugs against which we compete, and the marketers of such other drugs are likely to be significantly larger than us and therefore enjoy significantly more negotiating leverage with respect to the individual payors than we may have.

We may be subject to product liability or other litigation, which could harm our ability to efficiently and effectively conduct our business, and, if successful, could materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby.

Our business exposes us to the risk of product liability claims that is inherent in the development, manufacturing, distribution and sale of pharmaceutical products. If XTANDI, MDV3800 which is currently in three ongoing clinical studies, MDV9300 or any other potential future product candidate harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, corporate partners or others. We have product liability insurance covering commercial sales of XTANDI and our ongoing clinical trials. However, the amount of insurance we maintain may not be adequate to cover all liabilities that we may incur. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by XTANDI, MDV3800, MDV9300 or any other of our current or future product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. Regardless of merit or eventual outcome, liability claims may result in:

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

Risks Related to Business Acquisitions, Licenses, Investments and Strategic Alliances

*We may not be able to successfully integrate MDV3800 or we may otherwise fail to realize the full potential of our acquisition of MDV3800.

A key component of our business strategy is to diversify our product development risk by identifying and acquiring new product opportunities for development such as our recent acquisition of MDV3800 from BioMarin. However, we cannot ensure that we will be able to manage the risks associated with the transfer of development, regulatory and manufacturing activities for the ongoing clinical trials from BioMarin to us or manage the risks associated with integrating MDV3800 into our existing business and infrastructure. We may encounter unexpected difficulties during the transfer, integration or further development of MDV3800, any of which may cause us to expend greater funds and efforts or may slow, delay or limit the progress of MDV3800’s development. Unexpected difficulties may further be disruptive to our ongoing development efforts for enzalutamide and MDV9300, put a strain on our existing personnel, infrastructure and business and divert management’s time and attention.

Other companies, such as AstraZeneca, Clovis Oncology, AbbVie, Inc., and Tesaro, Inc. are developing PARP inhibitors for various oncology indications, some of which have already been approved and on the market and others which are farther along in development than MDV3800, both of which could limit our development opportunities for MDV3800. The competitive environment could further compromise our ability to successfully enroll the ongoing clinical trials by limiting the availability of clinical trial investigators, sites and/or patients which could slow, delay or limit the progress of MDV3800’s development.

As a result of these or other problems and risks, we may never receive regulatory approval for MDV3800, we may not realize the full potential of our acquisition or we may never generate significant revenues from this acquisition.

Business acquisitions, licenses, investments and strategic alliances could disrupt our operations and may expose us to increased costs and unexpected liabilities.

We may acquire or make investments in other companies, enter into other strategic relationships, or in-license technologies, such as our acquisition of MDV3800. To do so, we may use cash, issue equity that could dilute our current stockholders, or incur debt or assume indebtedness. These transactions involve numerous risks, including but not limited to:

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

Accounting for business combinations and other agreements, e.g., in-license transaction, may involve complex and subjective valuations of the assets and liabilities recorded as a result of the business combination or other agreement, and in some instances contingent consideration, which is recorded in our consolidated financial statements pursuant to the standards applicable for business combinations in accordance with accounting principles generally accepted in the United States. Differences between the inputs and assumptions used in the valuations and actual results could have a material effect on our consolidated financial statements in future periods.

We have substantial intangible assets and goodwill as a result of the license of MDV9300 from CureTech and anticipate that we will record additional intangible assets and goodwill in the fourth quarter of 2015 as a result of the acquisition of MDV3800 from BioMarin. A significant impairment or write-down of intangible assets and/or goodwill would have a material adverse effect on our consolidated financial statements.

Regarding intangible assets and goodwill, we are required to perform an annual, or in certain situations a more frequent, assessment for possible impairment for accounting purposes. During the fourth quarter of 2014, we recorded significant intangible assets and goodwill as a result of the CureTech transaction. At September 30, 2015, we had intangible assets and goodwill of approximately $111.0 million, or approximately 11% of our total assets. We anticipate that we will record additional intangible assets and goodwill in the fourth quarter of 2015 as a result of the acquisition of MDV3800 from BioMarin. If our development activities with respect to in-process research and development are not successful, we may be required to incur a non-cash impairment charge, adversely affecting our consolidated results of operations.

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

*We do not intend to pay cash dividends on our common stock for the foreseeable future.

We do not expect for the foreseeable future to pay cash dividends on our common stock. Any future determination to pay cash dividends on or repurchase shares of our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our success in completing sales or partnerships of our programs, our results of operations, financial condition, capital requirements, contractual restrictions (such as our Credit Agreement) and applicable law.

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

We may from time to time issue additional shares of common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock, including in connection with potential in-licensing and acquisition transactions. The issuance of additional shares of our common stock would dilute the ownership interests of existing holders of our common stock.

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

Date: November 6, 2015	MEDIVATION, INC.

	By:	/s/ Richard A. Bierly
	Name:	Richard A. Bierly
	Title:	Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement, dated August 21, 2015, by and between Medivation, Inc. and BioMarin Pharmaceutical, Inc.	8-K	001-32836	2.1	10/07/2015

3.1	Restated Certificate of Incorporation.	8-K	001-32836	3.4	10/17/2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Designation of Series C Junior Participating Preferred Stock of Medivation, Inc.	8-K	001-32836	3.1	2/13/2015

3.3	Certificate of Amendment of Restated Certificate of Incorporation	8-K	001-32836	3.1	6/19/2015

3.4	Amended and Restated Bylaws of Medivation, Inc.	8-K	001-32836	3.2	2/13/2015

4.1	Common Stock Certificate.	10-Q	001-32836	4.1	5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

10.1	Credit Agreement, dated as of September 4, 2015, among Medivation, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-32836	10.1	9/9/2015

10.2	Separation Agreement between Medivation, Inc. and Jennifer J. Rhodes, dated August 3, 2015					X

10.3	Offer Letter between Medivation, Inc. and Thomas Templeman, Ph.D. dated July 1, 2015					X

10.4	Offer Letter between Medivation, Inc. and Mohammad Hirmand, MD dated September 30, 2015					X

10.5	Separation Agreement between Medivation, Inc. and Lynn Seely, MD dated September 23, 2015					X

10.6	Amended and Restated Credit Agreement, dated as of October 23, 2015, by and among Medivation, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-32836	10.1	10/26/2015

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.