Form 10-Q
period 2016-03-31
MEDIVATION, INC.
filed 2016-05-05
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 29, 2016, 164,624,777 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding.

MEDIVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDIVATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$317,361	$225,853
Receivable from collaboration partner	186,593	391,558
Prepaid expenses and other current assets	24,416	15,877
Restricted cash	1,140	930
Total current assets	529,510	634,218
Property and equipment, net	59,849	58,142
Intangible assets	644,299	644,299
Deferred income tax assets	53,148	57,011
Restricted cash, net of current	11,996	12,206
Goodwill	18,643	18,643
Other non-current assets	8,037	7,072
Total assets	$1,325,482	$1,431,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$121,995	$186,203
Borrowings under Revolving Credit Facility	—	75,000
Contingent consideration	4,924	4,900
Current portion of build-to-suit lease obligation	110	—
Total current liabilities	127,029	266,103
Contingent consideration	268,303	262,368
Build-to-suit lease obligation, excluding current portion	17,278	17,406
Other non-current liabilities	12,658	13,035
Total liabilities	425,268	558,912
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 340,000,000 shares authorized; 164,581,922 and 163,905,342 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,646	1,639
Additional paid-in capital	707,870	684,841
Accumulated other comprehensive loss	(317)	—
Retained earnings	191,015	186,199
Total stockholders’ equity	900,214	872,679
Total liabilities and stockholders’ equity	$1,325,482	$1,431,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Collaboration revenue	$182,497	$129,188
Operating expenses:
Research and development expenses	77,587	44,676
Selling, general and administrative expenses	96,827	83,939
Total operating expenses	174,414	128,615
Income from operations	8,083	573
Other income (expense), net:
Interest expense	(680)	(5,608)
Other, net	(209)	137
Total other income (expense), net	(889)	(5,471)
Income (loss) before income tax (expense) benefit	7,194	(4,898)
Income tax (expense) benefit	(2,378)	1,780
Net income (loss)	$4,816	$(3,118)
Basic net income (loss) per common share	$0.03	$(0.02)
Diluted net income (loss) per common share	$0.03	$(0.02)
Weighted average common shares used in the calculation of basic net income (loss) per common share	164,247	156,637
Weighted average common shares used in the calculation of diluted net income (loss) per common share	168,397	156,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$4,816	$(3,118)
Other comprehensive loss:
Unrealized losses on cash flow hedges, net of tax impact of $175 and $-- for the three months ended March 31, 2016 and 2015, respectively	(317)	—
Other comprehensive loss	(317)	—
Comprehensive income (loss)	$4,499	$(3,118)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$4,816	$(3,118)
Adjustments for non-cash operating items:
Stock-based compensation	14,211	13,372
Change in fair value of contingent purchase consideration	5,959	4,000
Depreciation on property and equipment	2,416	1,531
Change in deferred income taxes	2,696	(1,402)
Amortization of debt discount and debt issuance costs	85	3,910
Excess tax benefits from stock-based compensation	(2,490)	—
Amortization of deferred revenue	—	(1,411)
Other non-cash items	—	73
Changes in operating assets and liabilities:
Receivable from collaboration partner	204,965	58,124
Prepaid expenses and other current assets	(6,050)	(520)
Other non-current assets	(1,049)	(1,335)
Accounts payable, accrued expenses and other current liabilities	(26,869)	(17,587)
Interest payable	—	1,698
Current taxes payable	(32,565)	—
Other non-current liabilities	(438)	(113)
Net cash provided by operating activities	165,687	57,222
Cash flows from investing activities:
Purchases of property and equipment	(9,328)	(956)
Change in restricted cash	—	(1,574)
Net cash used in investing activities	(9,328)	(2,530)
Cash flows from financing activities:
Principal repayment of borrowings under Revolving Credit Facility	(75,000)	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	7,677	11,502
Excess tax benefits from stock-based compensation	2,490	—
Reduction of build-to-suit lease obligation	(18)	(227)
Principal repayment of Convertible Notes	—	(8)
Net cash (used in) provided by financing activities	(64,851)	11,267
Net increase in cash and cash equivalents	91,508	65,959
Cash and cash equivalents at beginning of period	225,853	502,677
Cash and cash equivalents at end of period	$317,361	$568,636
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures incurred but not yet paid	$964	$918
Interest capitalized during construction period for build-to-suit lease transactions	—	$527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

The Company seeks to become a more fully-integrated biopharmaceutical company through the continued commercialization of XTANDI, the acquisition or in-license and development and commercialization of other product opportunities, and through the advancement of its own proprietary research and development programs. The Company expects that its future growth may come from both its internal research efforts, focused in oncology, neurology and other areas, and third-party business development activities, such as its acquisition of all worldwide rights to talazoparib (which is referred to as MDV3800) from BioMarin Pharmaceutical Inc., or BioMarin, in the fourth quarter of 2015 and its license of exclusive worldwide rights to pidilizumab (which is referred to as MDV9300) from CureTech, Ltd., or CureTech, in the fourth quarter of 2014.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, or the Annual Report, filed with the U.S. Securities and Exchange Commission, or SEC, on February 26, 2016. The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date.

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

Significant estimates and assumptions used by management principally relate to revenue recognition, including reliance on third-party information, estimating the performance periods of the Company’s deliverables under collaboration agreements, and estimating the various deductions from gross sales to calculate net sales of XTANDI. Additionally, significant estimates and assumptions used by management include those related to contingent purchase consideration, intangible assets, goodwill, convertible notes, determining whether the Company is the primary beneficiary of any variable interest entities, leases, taxes, research and development and other accruals, share-based compensation, derivatives and hedging, and the calculation of diluted net income per common share.

(c) Significant Accounting Policies

Reference is made to Note 2, “Summary of Significant Accounting Policies,” included in the notes to the Company’s audited consolidated financial statements included in its Annual Report. As of the date of the filing of this Quarterly Report on Form 10-Q, or Quarterly Report, there were no significant changes to the significant accounting policies described in the Company’s Annual Report, except for the addition of the Company’s accounting policies with respect to derivative instruments related to its cash flow hedging program, which commenced during the first quarter of 2016 as discussed in Note 4, “Derivative Financial Instruments,” and performance share units.

(d) Derivative Financial Instruments

The Company uses forward foreign currency exchange contracts to hedge a portion of its gross collaboration revenue exposure from royalties related to the Euro and the Japanese Yen. These derivative instruments are designated as cash flow hedges and are recognized as either assets or liabilities at fair value in the Company’s unaudited condensed consolidated balance sheets. The effective portion of changes in the fair value of these instruments is initially recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity, and subsequently reclassified into earnings when the underlying exposure is reflected in earnings. Ineffectiveness, if any, is recorded immediately in earnings as other income (expense), net. The Company classifies the cash flows from these instruments in the same category as the cash flows from the hedged items, within net cash provided by operating activities in the unaudited condensed consolidated statement of cash flows.

The Company assesses, both at inception and on an ongoing basis, whether its cash flow hedge derivative instruments are highly effective in offsetting the changes in cash flows of the hedged items. At inception and on a quarterly basis, the Company documents and asserts that the critical terms of its derivatives (i.e. notional amounts, currency rate mechanisms, and timing) match the critical terms of the hedged items for the risk being hedged. As such, the Company will assume no ineffectiveness in the hedge relationship because all of the critical terms of the hedge and hedged item are matched. If the Company determines that a forecasted transaction is no longer probable of occurring, hedge accounting will be discontinued for the affected portion of the hedge instrument. If the hedged item becomes probable of not occurring, any related gain or loss on the contract will be recognized immediately in earnings as other income (expense), net.

In assessing hedge effectiveness, the Company also considers the risk of counterparty default under the hedge contract. The Company seeks to limit its counterparty credit risk by working only with counterparties that have certain financial credit ratings. The Company does not enter into derivative contracts for speculative or trading purposes.

(e) Stock-Based Compensation

Performance Share Units

In the first quarter of 2016, the Company granted performance share units, or PSUs, to certain officers of the Company pursuant to the terms of the Medivation Equity Incentive Plan. The terms of the PSUs provide for target and maximum numbers of shares eligible to be earned based on the level of achievement of certain pre-determined revenue goals and clinical development milestones. For the PSUs tied to revenue goals, the actual number of shares of common stock that may ultimately be issued upon vest is calculated by multiplying the number of PSUs by a payout percentage ranging from 50% to 150%. For the PSUs tied to clinical development milestones, the actual number of shares of common stock that may ultimately be issued upon vest is calculated by multiplying the number of PSUs by a payout percentage of 100%. The PSUs will vest, if at all, upon certification by the Compensation Committee of the Company’s Board of Directors of the actual achievement of the performance objectives, subject to specified change of control exceptions.

Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. The Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

(f) New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, “Compensation--Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions. Changes that may impact public companies include changes in the accounting for income taxes, specifically excess tax benefits and tax deficiencies; the classification of excess tax benefits on the statement of cash flows as an operating activity; the option for companies to make an entity-wide accounting policy election to either estimate the number of share-based payment awards that are expected to vest (current GAAP) or account for forfeitures when they occur; and the classification of employee taxes paid when an employer withholds shares for tax withholding purposes as a financing activity on the statement of cash flows. Depending on the specific item to be changed, ASU 2016-09 requires certain changes to be applied either prospectively, retrospectively, or under a modified retrospective transition method to all periods presented. The amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, with the option to apply the amended guidance on either a prospective basis or a modified retrospective basis, and early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet a right-to-use asset and a lease liability for all leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as either a finance or operating lease. ASU 2016-02 also requires new qualitative and quantitative disclosures for the amount, timing, and uncertainty of cash flows arising from leases. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. ASU 2016-02 requires modified retrospective transition, which requires application of the guidance at the beginning of the earliest comparative period presented in the year of adoption; however, for all leases that commenced before the effective date, companies can elect not to reassess certain elements, including their lease classification or whether contracts are or contain embedded leases. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when (or as) each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In August 2015, the effective date of the new revenue standard was delayed by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also agreed to permit early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify ASU 2014-09 implementation guidance on principal versus agent considerations. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

NOTE 3. COLLABORATION AGREEMENT

(a) Collaboration Agreement with Astellas

In October 2009, the Company entered into a collaboration agreement with Astellas, or the Astellas Collaboration Agreement, pursuant to which it is collaborating with Astellas to develop and commercialize XTANDI globally for all indications, dosages, and formulations of enzalutamide. Under the agreement, decision making and economic participation differs between the U.S. market and the ex-U.S. market. In the United States, decisions are generally made by consensus, pre-tax profits and losses are shared equally, and, subject to certain exceptions, development and commercialization costs (including cost of goods sold and the royalty on net sales payable to The Regents of the University of California (“UCLA” or “the Regents”) under the Company’s license agreement with UCLA) are also shared equally. The primary exceptions to equal cost sharing in the U.S. market are that each party is responsible for its own commercial full-time equivalent, or FTE, costs, and that development costs supporting marketing approvals in both the United States and either Europe or Japan are borne one-third by the Company and two-thirds by Astellas. The Company and Astellas are co-promoting XTANDI in the U.S. market, with each company providing half of the sales and medical affairs effort in support of the product. Both the Company and Astellas are entitled to receive a fee for each qualifying detail made by its respective sales representatives. Outside of the United States, decisions are generally made by Astellas and all development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA) are borne by Astellas. Astellas retains all ex-U.S. profits and losses, and pays the Company a tiered royalty ranging from the low teens to the low twenties as a percentage of the aggregate net sales of XTANDI outside of the United States, or ex-U.S. XTANDI net sales. Astellas has sole responsibility for promoting XTANDI outside of the United States and for recording all XTANDI net sales both inside and outside of the United States. Both the Company and Astellas have agreed not to commercialize certain other products having a similar mechanism of action (as defined by the Astellas Collaboration Agreement) as XTANDI for the treatment of prostate cancer for a specified time period, subject to certain exceptions.

Under the Astellas Collaboration Agreement, Astellas paid the Company a non-refundable, upfront cash payment of $110.0 million in the fourth quarter of 2009. The Company was also eligible to receive up to $335.0 million in development milestone payments and up to $320.0 million in sales milestone payments under the Astellas Collaboration Agreement. As of the fourth quarter of 2015, the Company had earned all of the development and sales milestone payments under the Astellas Collaboration Agreement.

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

The Astellas Collaboration Agreement further provides for a standstill period during which Astellas and its Affiliates, as defined in the Astellas Collaboration Agreement, agreed to certain restrictive covenants, including that they would not, directly or indirectly (subject to certain exceptions), unless invited to do so by the Company, acquire (a) all or substantially all of the Company’s consolidated assets or (b) beneficial ownership of more than five percent of any voting securities of the Company or any subsidiary or Affiliate of the Company. The standstill period will expire in September 2016.

(b) Collaboration Revenue

Collaboration revenue was as follows:

	Three Months Ended March 31,
	2016	2015
Collaboration revenue:
Related to U.S. XTANDI net sales	$153,793	$112,010
Related to ex-U.S. XTANDI net sales	28,704	15,767
Related to upfront and milestone payments	—	1,411
Total	$182,497	$129,188

The Company is currently involved in litigation with UCLA regarding certain terms of its license agreement and other matters, which are discussed in Note 13, “Commitments and Contingencies.”

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

Collaboration revenue related to U.S. XTANDI net sales was as follows:

	Three Months Ended March 31,
	2016	2015
U.S. XTANDI net sales (as reported by Astellas)	$307,586	$224,020
Shared U.S. development and commercialization costs	(130,583)	(110,313)
Pre-tax U.S. profit	$177,003	$113,707
Medivation’s share of pre-tax U.S. profit	$88,501	$56,853
Reimbursement of Medivation’s share of shared U.S. costs	65,292	55,157
Collaboration revenue related to U.S. XTANDI net sales	$153,793	$112,010

Collaboration Revenue Related to Ex-U.S. XTANDI Net Sales

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI net sales. Astellas is responsible for all development and commercialization costs for XTANDI outside of the United States, including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA, and pays the Company a tiered royalty ranging from the low teens to the low twenties as a percentage of ex-U.S. XTANDI net sales. The Company recognizes collaboration revenue related to ex-U.S. XTANDI net sales in the period in which such sales occur. Collaboration revenue related to ex-U.S. XTANDI net sales consists of royalties from Astellas on those sales.

Collaboration Revenue Related to Upfront and Milestone Payments

As of the fourth quarter of 2015, the Company had earned all development and sales milestone payments under the Astellas Collaboration Agreement. Collaboration revenue related to upfront and milestone payments from Astellas for the three months ended March 31, 2015 was $1.4 million, which was comprised of amortization of deferred upfront and development milestones.

(c) Cost-Sharing Payments

Under the Astellas Collaboration Agreement, the Company and Astellas share certain development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA) in the United States. For the three months ended March 31, 2016 and 2015, development cost-sharing payments from Astellas were $13.3 million and $13.8 million, respectively. For the three months ended March 31, 2016 and 2015, commercialization cost-sharing payments to Astellas were $18.7 million and $20.1 million, respectively. Development cost-sharing payments from Astellas are recorded as reductions in research and development, or R&D, expenses. Commercialization cost-sharing payments to Astellas are recorded as increases in selling, general, and administrative, or SG&A, expenses.

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

The Company receives royalties from Astellas on net sales of XTANDI outside of the United States, which are paid to the Company in U.S. dollars and calculated by converting the respective countries’ XTANDI net sales in local currency to U.S. dollars.

Because a significant portion of ex-U.S. sales of XTANDI have been generated in the European Union and in Japan, the royalties received from Astellas related to such sales are dependent on the value of the U.S. dollar versus the Euro and Japanese Yen. The Company also conducts certain R&D activities outside of the United States, with expenses incurred in various currencies, including the Euro and Japanese Yen, and these expenses partially offset the currency exposure related to its collaboration revenue from royalties.

In the first quarter of 2016, the Company began using forward foreign currency exchange contracts to hedge a portion of its gross collaboration royalty revenue, equal to the royalty revenue amount net of the Company’s R&D expense related to the Euro and the Japanese Yen. These derivative instruments are designated as cash flow hedges and have maturity dates of 15 months or less. The Company assesses, both at inception and on an ongoing basis, whether its cash flow hedge derivative instruments are highly effective in offsetting the changes in cash flows of the hedged items. At inception and on a quarterly basis, the Company documents and asserts that the critical terms of its derivatives (i.e. notional amounts, currency rate mechanisms, and timing) match the critical terms of the hedged items for the risk being hedged. As such, the Company will assume no ineffectiveness in the hedge relationship because all of the critical terms of the hedge and hedged items are matched. If the Company determines that a forecasted transaction is no longer probable of occurring, hedge accounting will be discontinued for the affected portion of the hedge instrument. If the hedged item becomes probable of not occurring, any related gain or loss on the contract will be recognized immediately in earnings as other income (expense), net.

The effective portion of changes in the fair value of these instruments is initially recorded as a component of accumulated other comprehensive income (loss), or OCI, in stockholders’ equity, and subsequently reclassified into earnings as collaboration revenue when the underlying exposure is reflected in collaboration revenue. All of the gains and losses related to the hedged forecasted transactions reported in accumulated OCI at March 31, 2016 are expected to be reclassified to collaboration revenue within the next 12 months. There were no amounts related to ineffectiveness for the quarter ended March 31, 2016. Additionally, the Company did not discontinue any of its cash flow hedges during the three months ended March 31, 2016.

As of March 31, 2016, the Company had an average derivative USD equivalent notional amount on its open contracts of $5.4 million. The Company plans to enter into approximately eight foreign currency forward contracts per quarter covering a rolling four-quarter period.

The obligations of the Company under its foreign exchange contracts are secured obligations under the terms of the Company’s senior secured credit facility. In addition, the Company‘s foreign exchange contracts are subject to standard International Swaps and Derivatives Association (ISDA) master agreements which provide for various events of default, including a cross default to the Company’s senior secured credit facility. If an event of default or termination event where the Company is the defaulting party occurs, the counterparties to these contracts could request immediate payment on the derivatives. The aggregate fair value of all foreign exchange contracts with credit-risk-related contingent features that are in a liability position as of March 31, 2016, is $0.5 million. In addition, the agreements governing such contracts permit the Company, subject to applicable requirements, to net settle transactions of the same currency with a single net amount payable by one party to the other.

While all of the Company’s derivative contracts allow the right to offset assets or liabilities, it is the Company’s policy to present its derivatives on a gross basis in the unaudited condensed consolidated balance sheets. The following table summarizes the classification and fair values of derivative instruments on the Company’s unaudited condensed consolidated balance sheet:

	March 31, 2016
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	—	Other current liabilities	$(431)
Foreign currency exchange contracts	Other non-current assets	—	Other non-current liabilities	(61)
Total derivatives		—		$(492)

The following table summarizes the effect of the Company’s foreign currency exchange contracts on its unaudited condensed consolidated financial statements:

Three Months Ended March 31, 2016
Derivatives designated as hedges:
Gains (losses) recognized in accumulated OCI (effective portion)	$(492)
Gains (losses) reclassified from accumulated OCI into collaboration revenue (effective portion)	—
Gains (losses) recognized in other income (expense), net	—

As of March 31, 2016, the Company held one type of financial instrument – derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our unaudited condensed consolidated balance sheet:

As of March 31, 2016
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	—	—	—	—	—	—
Derivative liabilities	$(492)	—	$(492)	—	—	$(492)

NOTE 5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of in-process research and development, or IPR&D, acquired from business acquisitions. The Company accounts for IPR&D as indefinite-lived intangible assets until regulatory approval or discontinuation of the related R&D efforts. Upon obtaining regulatory approval, the Company reclassifies the IPR&D as a definite-lived intangible asset and determines the economic life for amortization purposes. The Company assesses the impairment of indefinite-lived intangible assets and goodwill on an annual basis or more frequently whenever events or changes in circumstances may indicate that the carrying value might not be recoverable.

The following table summarizes the Company’s indefinite-lived intangible assets as of March 31, 2016 and December 31, 2015:

Carrying
Amount
Indefinite-lived intangible asset – MDV3800	$573,299
Indefinite-lived intangible asset – MDV9300	71,000
Total	$644,299

The carrying amount of goodwill was $18.6 million as of March 31, 2016 and December 31, 2015.

NOTE 6. NET INCOME (LOSS) PER COMMON SHARE

The computation of basic net income (loss) per common share is based on the weighted-average number of common shares outstanding during each period. The computation of diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, performance share units, stock appreciation rights, ESPP shares, warrants, and shares issuable upon conversion of convertible debt.

In periods where the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equal.

For the three months ended March 31, 2016, employee stock-based awards to purchase approximately 4.2 million shares of the Company’s common stock were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive. For the three months ended March 31, 2015, approximately 22.8 million potentially dilutive common shares were excluded from the diluted net loss per common share computation because such securities had an anti-dilutive effect on net loss per common share due to the Company’s net loss for the period.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per common share:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss)	$4,816	$(3,118)
Denominator:
Weighted-average common shares, basic	164,247	156,637
Dilutive effect of common stock equivalents	4,150	—
Weighted-average common shares, diluted	168,397	156,637

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

The Company was deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it was not the legal owner. In connection with the Company’s accounting for this transaction, the Company capitalized $14.5 million as a build-to-suit property within property and equipment, net, and recognized a corresponding build-to-suit lease obligation for the same amount. The Company also recognized, as an additional build-to-suit lease property and obligation, structural tenant improvements totaling $3.6 million for amounts paid by the landlord and $3.5 million for capitalized interest during the construction period through 2015. As a result of the amended agreement, the Company surrendered a portion of the property totaling approximately 8,000 square feet to the lessor. Accordingly, the Company derecognized a portion of the build-to-suit asset totaling $3.2 million and a portion of the build-to-suit lease obligation totaling $3.2 million during 2015 related to the portion of the property that was surrendered to the lessor.

During the first quarter of 2016, construction on the property was substantially completed and the property was placed in service. As such, the Company evaluated its lease to determine whether it had met the requirements for sale-leaseback accounting, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. The Company determined that the construction project did not qualify for sale-leaseback accounting and will instead be accounted for as a financing lease, given the Company’s expected continuing involvement after the conclusion of the construction period. As a result, the building asset remains on the Company’s unaudited condensed consolidated balance sheets at its historical cost of $18.4 million and the Company began depreciating the asset over its estimated useful life in the first quarter of 2016. Additionally, the Company is allocating its monthly lease payments between land rent, which is recorded as an operating lease expense, interest expense, and reduction of the related lease obligation. As of March 31, 2016, the total amount of the build-to-suit lease obligation was $17.4 million, of which $17.3 million was classified as a non-current liability on the unaudited condensed consolidated balance sheets. The Company expects to derecognize the build-to-suit lease asset and lease obligation at the end of the lease term.

Expected future lease payments under the build-to-suit lease as of March 31, 2016 are included in Note 13, “Commitments and Contingencies.”

NOTE 8. OTHER BALANCE SHEET ITEMS

(a) Property and Equipment, Net

Property and equipment, net, consisted of the following:

	March 31, 2016	December 31, 2015
Leasehold improvements	$22,615	$19,074
Build-to-suit property	18,371	18,371
Computer equipment and software	17,300	16,083
Furniture and fixtures	6,014	5,714
Construction in progress	12,806	14,440
Laboratory equipment	1,447	748
	78,553	74,430
Less: Accumulated depreciation	(18,704)	(16,288)
Total	$59,849	$58,142

(b) Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	March 31, 2016	December 31, 2015
Clinical and preclinical	$45,635	$48,975
Accounts payable	23,791	22,696
Payroll and payroll-related	15,988	29,215
Royalties payable	21,015	20,665
Accrued professional services and other current liabilities	15,566	14,282
Taxes payable	—	32,565
Other payable to licensor	—	17,500
Interest payable	—	305
Total	$121,995	$186,203

Accounts payable represents short-term liabilities for which the Company has received and processed a vendor invoice prior to the end of the reporting period. Accrued expenses and other current liabilities represent, among other things, compensation and related benefits to employees, royalties due to licensors of technologies, estimated amounts due to third-party vendors for services rendered prior to the end of the reporting period, invoices received from third-party vendors that have not yet been processed, taxes payable, interest payable and other accrued items.

NOTE 9. DEBT

(a) Revolving Credit Facility

In October 2015, the Company entered into an amendment and restatement of its original credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the “Lenders”), providing for: (i) a five-year $300 million revolving loan facility (the “Revolving Credit Facility”); and (ii) an uncommitted accordion facility subject to the satisfaction of certain conditions (collectively, the “Senior Secured Credit Facility”). The Revolving Credit Facility includes a $50 million multicurrency sub-facility, a $20 million letter of credit sub-facility and a $10 million swing line loan sub-facility.

Loans under the Revolving Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 1.75% to 2.50% per annum, based upon the secured leverage ratio (as defined in the Credit Agreement) or (b) the prime lending rate, plus an applicable margin ranging from 0.75% to 1.50% per annum, based upon the senior secured net leverage ratio (as defined in the Credit Agreement). In October 2015, the Company borrowed $75.0 million under the Revolving Credit Facility, which the Company repaid in January 2016. The interest rate for this borrowing was 2.1250% and was applied on an actual/360 day basis. There were no balances outstanding under the Revolving Credit Facility at March 31, 2016.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Credit Agreement, the Company is required to comply with a maximum senior secured net leverage ratio and minimum interest coverage ratio covenants. At March 31, 2016, the Company was in compliance with these covenants.

In accordance with ASU 2015-15, the Company deferred $1.7 million of debt issuance costs associated with the Revolving Credit Facility, including underwriting, legal and accounting fees, and is amortizing this amount ratably over the five-year access period of the facility. Amortization of the debt issuance costs is recorded as non-cash interest expense on the unaudited condensed consolidated statements of operations.

(b) Convertible Notes Due 2017

In March 2012, the Company issued $258.8 million aggregate principal amount of the Convertible Notes. The Company was required to pay interest semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes were convertible upon the occurrence of certain conditions into shares of the Company’s common stock.

During 2015, the Company settled all of its Convertible Notes. During the second quarter of 2015, the Company settled a total of $91.0 million aggregate principal amount of the Convertible Notes through a combination of $92.1 million in cash and 2,099,358 shares of its common stock. During the third quarter of 2015, the Company settled a total of $167.8 million aggregate principal amount of the Convertible Notes through a combination of $167.8 million in cash and 3,539,218 shares of its common stock. The Company recorded a non-cash loss on extinguishment of the Convertible Notes of $7.9 million and $13.2 million in the second and third quarters of 2015, respectively, which was included in other income (expense), net, on the condensed consolidated statements of operations. Forfeited accrued interest payable totaling $1.7 million was reclassified to additional paid-in capital during 2015. Upon settlement, the Convertible Notes were no longer outstanding, interest ceased to accrue thereon, and all rights of the holders of the Convertible Notes ceased to exist.

NOTE 10. STOCKHOLDERS’ EQUITY

(a) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at March 31, 2016.

(b) Medivation Equity Incentive Plan

The Medivation Equity Incentive Plan provides for the issuance of options and other stock-based awards, including stock appreciation rights, restricted stock units and performance share units. The vesting of all outstanding awards under the Medivation Equity Incentive Plan will accelerate, and all such awards will become immediately exercisable, upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan.

In 2015, the Company’s stockholders approved an amendment and restatement of the Medivation Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the Medivation Equity Incentive Plan from 42,300,000 to 47,700,000. As of March 31, 2016, approximately 5.7 million shares were available for issuance under the Medivation Equity Incentive Plan.

Performance Share Units

The Company granted 129,150 target number of PSUs during the first quarter of 2016 to certain officers of the Company pursuant to the terms of the Medivation Equity Incentive Plan. The terms of the PSUs provide for target and maximum numbers of shares eligible to be earned based on the level of achievement of certain pre-determined revenue goals and clinical development milestones. For the PSUs tied to revenue goals, the actual number of shares of common stock that may ultimately be issued upon vest is calculated by multiplying the number of PSUs by a payout percentage ranging from 50% to 150%. For the PSUs tied to clinical development milestones, the actual number of shares of common stock that may ultimately be issued upon vest is calculated by multiplying the number of PSUs by a payout percentage of 100%.

The PSUs will vest, if at all, upon certification by the Compensation Committee of the Company’s Board of Directors, or the Committee, of the actual achievement of the performance objectives, subject to specified change of control exceptions. Each recipient of a PSU must remain an employee of the Company through the date the Committee determines actual performance has been achieved in order to earn the shares eligible under the award. For a portion of the PSUs tied to revenue goals, each recipient must remain an employee of the Company for one year after the initial date the Committee determined actual performance was achieved in order to earn that particular portion of the shares eligible under the award. Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. The Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

(c) ESPP

The Company’s ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or end of a purchase period. Eligible employee purchases are limited on an annual basis to $25,000 in accordance with Section 423 of the Internal Revenue Code. The number of shares of common stock authorized for issuance under the ESPP is 6,000,000 shares. As of March 31, 2016, a total of 397,536 shares have been issued under the ESPP.

(d) Stock-Based Compensation

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense recognized as:
R&D expense	$6,037	$5,811
SG&A expense	8,174	7,561
Total	$14,211	$13,372

NOTE 11. INCOME TAXES

The Company calculates its quarterly income tax provision in accordance with the guidance provided by ASC 740-270, “Interim Income Tax Accounting,” whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). Income tax expense for the three months ended March 31, 2016 was $2.4 million. The provision for income taxes was lower than the tax computed at the U.S. federal statutory rate due primarily to the Federal research and development credit, partially offset by state income taxes, non-deductible officers’ compensation and non-deductible stock-based compensation. Income tax benefit for the three months ended March 31, 2015 was $1.8 million.

The effective tax rate was 33.1% and 36.3% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the effective tax rate for the three months ended March 31, 2016 as compared to the prior year period was due to the Federal research and development tax credit which was permanently reinstated in the fourth quarter of 2015.

For the three months ended March 31, 2016, the Company reduced its current Federal and state taxes payable by $2.5 million related to excess tax benefits from stock-based compensation, increasing additional paid-in capital.

The Company records a valuation allowance to reduce deferred tax assets to reflect the net amount that is more likely than not to be realized. Based upon the weight of available evidence at December 31, 2014, the Company determined that it was more likely than not that a portion of its deferred tax assets would be realizable and consequently released the valuation allowance against Federal and certain state net deferred tax assets during the fourth quarter of 2014. The decision to reverse a portion of the valuation allowance was made after management considered all available evidence, both positive and negative, including but not limited to the historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, forecasted future taxable income, and significant risk and uncertainty related to forecasts. The release of the valuation allowance resulted in the recognition of certain deferred net tax assets and a decrease to income tax expense.

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

NOTE 12. FAIR VALUE DISCLOSURES

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using:
	Fair Value	Level 1	Level 2	Level 3
March 31, 2016:
Current liabilities:
Foreign currency derivative contracts	$431	—	$431	—
Contingent consideration	$4,924	—	—	$4,924
Non-current liabilities:
Foreign currency derivative contracts	$61	—	$61	—
Contingent consideration	$268,303	—	—	$268,303
December 31, 2015:
Current liabilities:
Contingent consideration	$4,900	—	—	$4,900
Non-current liabilities:
Contingent consideration	$262,368	—	—	$262,368

The Company estimates the fair values of Level 2 assets or liabilities, including foreign currency derivative contracts, by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly, or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar assets, issuer credit spreads, benchmark yields, foreign currency rates, London Interbank Offered Rates (LIBOR), and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources, and/or analyzing pricing data in certain instances. For additional information regarding the Company’s foreign currency derivative transactions, see Note 4, “Derivative Financial Instruments.”

In connection with the acquisitions of MDV3800 and MDV9300, the Company recorded contingent consideration liabilities pertaining to amounts potentially payable to BioMarin and CureTech, respectively. The fair value of contingent consideration is considered a Level 3 liability and was estimated utilizing a model with key assumptions that included estimated revenues or completion of certain development, regulatory and sales milestone targets during the earn-out period, volatility, and estimated discount rates corresponding to the periods of expected payments. The estimated fair value of the contingent consideration liability is measured at each reporting date based on significant inputs not observable in the market. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the estimated fair value of contingent consideration are reflected as non-cash adjustments to operating expenses in the unaudited condensed consolidated statements of operations.

During the three months ended March 31, 2016, the Company recorded fair value adjustments of $0.5 million and $2.5 million as increases to R&D and SG&A expenses, respectively, related to the BioMarin contingent consideration liability. During the three months ended March 31, 2016, the Company also recorded fair value adjustments of $0.6 million and $2.3 million as increases to R&D and SG&A expenses, respectively, related to the CureTech contingent consideration liability. During the three months ended March 31, 2015, the Company recorded fair value adjustments of $1.0 million and $3.0 million as increases to R&D and SG&A expenses, respectively, related to the CureTech contingent consideration liability. All of these adjustments were primarily due to the time value of money.

BioMarin is entitled to contingent payments totaling up to $160.0 million upon the achievement of defined regulatory and sales-based milestones, and mid-single digit royalties on net sales of products that contain MDV3800 during the royalty term specified in the related purchase agreement. CureTech is entitled to contingent payments totaling up to $85.0 million upon attainment of certain development and regulatory milestones, up to $245.0 million upon the achievement of certain annual worldwide net sales thresholds, and tiered royalties ranging from 5% to 11% on annual worldwide net sales. CureTech is also entitled to a $5.0 million milestone payment upon completion of the Manufacturing Technology Transfer as described in Note 13, “Commitments and Contingencies.”

Contingent consideration may change significantly as development progresses and additional data is obtained that will affect the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. Updates to these assumptions could have a significant impact on our results of operations. For example, a significant increase in the probability of achieving a milestone would result in a significantly higher fair value measurement, while a significant increase in the expected timing of achieving a milestone would result in a significantly lower fair value measurement. Considerable judgment is required to interpret the market data used to develop the assumptions. The estimates of fair value may not be indicative of amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

There were no transfers between Level 1 and Level 2 financial instruments during the three months ended March 31, 2016. The following table includes a roll-forward of the fair value of Level 3 financial instruments for the period presented:

Three Months Ended March 31, 2016
Contingent consideration (current and non-current):
Balance at beginning of period	$267,268
Amounts acquired or issued	—
Net change in fair value	5,959
Settlements	—
Transfers in and/or out of Level 3	—
Balance at end of period	$273,227

The following table presents the total balance of the Company’s other financial instruments that are not measured at fair value on a recurring basis:

		Fair Value Measurements Using:
	Total Balance	Level 1	Level 2	Level 3
March 31, 2016:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$317,361	$317,361	—	—
December 31, 2015:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$225,853	$225,853	—	—
Liabilities:
Borrowings under Revolving Credit Facility	$75,000	$75,000	—	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivable from collaboration partner, accounts payable and accrued expenses, short-term borrowings under the Revolving Credit Facility, and other current assets and liabilities approximate their carrying value.

NOTE 13. COMMITMENTS AND CONTINGENCIES

(a) Lease Obligations

The Company leases approximately 158,000 square feet of office space, including approximately 143,000 square feet of office space at its corporate headquarters, pursuant to operating lease agreements expiring at various dates through December 2019. The Company has the option to extend the lease term of its corporate headquarters, which expires in June 2019, for an additional five years.

Future operating lease obligations as of March 31, 2016 are as follows:

Years Ending December 31,	Operating Leases
Remainder of 2016	$7,028
2017	9,542
2018	9,743
2019	5,065
2020	—
2021 and thereafter	—
Total minimum lease payments	$31,378

The Company is considered the “accounting owner” for a build-to-suit property and has recorded a build-to-suit lease obligation on its unaudited condensed consolidated balance sheets. Additional information regarding the build-to-suit lease obligation is included in Note 7, “Build-To-Suit Lease Obligation.”

Expected future lease payments under the build-to-suit lease as of March 31, 2016 are as follows:

Years Ending December 31,	Expected Cash Payments Under Build- To-Suit Lease Obligation
Remainder of 2016	$1,639
2017	2,244
2018	2,311
2019	2,380
2020	2,452
2021 and thereafter	9,627
Total minimum lease payments	$20,653

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

The Company is required to pay UCLA (a) an annual maintenance fee, (b) $2.8 million in aggregate milestone payments upon achievement of certain development and regulatory milestone events with respect to XTANDI (all of which has been paid as of March 31, 2016), (c) ten percent of all Sublicensing Income, as defined in the agreement, which the Company earns under the Astellas Collaboration Agreement, and (d) a four percent royalty on global net sales of XTANDI, as defined. Under the terms of the Astellas Collaboration Agreement, the Company shares this royalty obligation equally with Astellas with respect to sales in the United States, and Astellas is responsible for this entire royalty obligation with respect to sales outside of the United States. The Company is currently involved in litigation with UCLA, which is discussed in the section titled “Litigation” below.

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

(c) Clinical Manufacturing Agreements

Manufacturing Services and Supply Agreements

Contemporaneous with the execution of the License Agreement with CureTech, the Company entered into a Manufacturing Services and Supply Agreement, or MSA, with CureTech pursuant to which CureTech will provide clinical trial supply of MDV9300 over a three-year period. In accordance with the terms of the MSA, as amended, the Company paid CureTech upfront and setup fees of $3.0 million during the fourth quarter of 2014, $0.2 million during the second quarter of 2015 and $0.1 million during the third quarter of 2015. The Company is required to pay CureTech a one-time milestone payment of $5.0 million upon the completion of the

Manufacturing Technology Transfer, as defined. In accordance with the terms of the MSA, the Company is also responsible for providing Manufacturing Funding totaling up to $19.3 million for clinical trial materials of MDV9300 over the three-year term of the MSA, of which $9.0 million has been paid through March 31, 2016. The Manufacturing Funding is contingent upon the successful achievement of the requirements set forth in the Manufacturing Plan, and any such amounts may be reduced or eliminated by the Company under the terms of the MSA.

Development and Manufacturing Services Agreement

During the fourth quarter of 2014, the Company entered into a Development and Manufacturing Services Agreement with a third-party clinical manufacturing organization. The term of the agreement is for the longer of (i) a period of five years or (ii) through the completion of the Services, as defined. Under the current statement of work under this agreement, as amended, the Company intends to transfer the current manufacturing process of MDV9300 from CureTech to this third party, further scale up and production of Phase 3 clinical trial material of MDV9300 from this entity’s manufacturing facility. The estimated total consideration payable under the current statement of work, as amended, is approximately $15.2 million, of which approximately $6.2 million has been paid through March 31, 2016.

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

On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, the Company filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson. The bench trial of the Regent’s cross-complaint against the Company was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents. The Company appealed this judgment on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of the Company’s breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of the Company on one of the breach of contract claims, and in favor of the Regents professor on the fraud claims.  The Company appealed the resulting judgment on the fraud claims.  All appeals from this matter were consolidated, oral arguments were heard on February 23, 2016, and the matter was submitted.  A decision of the appellate court is required to be rendered within 90 days of when the matter is submitted.  On March 8, 2016, the Court’s submission was vacated, on its own order, stating that “further consideration of the merits of the issues raised on appeal is required.”  The Company awaits further instructions from the Court.

On April 11, 2014, the Regents filed a complaint against the Company in which the Regents allege that the “Operating Profits” the Company has received (and will continue to receive) from Astellas, as a result of the Astellas Collaboration Agreement, constitute Sublicensing Income under the license agreement between the Company and the Regents and that the Company and its subsidiary, MPT, have failed to pay the Regents ten percent of such Operating Profits. The Company denies the Regents’ allegations and is vigorously defending the litigation. The Company is currently awaiting a trial date to be set by the Courts.

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

NOTE 14. SUBSEQUENT EVENT

On April 28, 2016, the Company confirmed that it had received an unsolicited, non-binding proposal from Sanofi to acquire all outstanding shares of Medivation common stock for $52.50 in cash, which followed a private letter received by the Company from Sanofi on April 15, 2016. On April 29, 2016, the Company announced that its Board of Directors, after consultation with its financial and legal advisors, unanimously determined that the unsolicited proposal from Sanofi to acquire Medivation for $52.50 per share in cash substantially undervalues Medivation and is not in the best interests of the Company and its stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015, or Annual Report. The following discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or negatives of such terms or other variations on such terms of comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the commercialization of XTANDI® (enzalutamide) capsules, or XTANDI, the continuation and success of our collaboration with Astellas Pharma, Inc., or Astellas, the timing, progress and results of our clinical trials, and our future drug development activities, including those with respect to talazoparib (which is referred to as MDV3800) and pidilizumab (which is referred to as MDV9300). The forward-looking statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, involve a number of risks, uncertainties and assumptions, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” in Item 1A of Part II below. Readers are expressly advised to review and consider those Risk Factors. Although we believe that the assumptions underlying the forward-looking statements contained in this Quarterly Report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the results anticipated by such statements will occur. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past financial or operations performance is not necessarily indicative of future performance. We disclaim any intention or obligation to update, supplement or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We seek to become a more fully-integrated biopharmaceutical company through the continued commercialization of XTANDI, the acquisition or in-license and development and commercialization of other product opportunities, and through the advancement of our own proprietary research and development programs. We expect that our future growth may come from both our internal research efforts, focused in oncology, neurology and other areas, and third-party business development activities, such as our acquisition of all worldwide rights to talazoparib (which we refer to as MDV3800) from BioMarin Pharmaceutical Inc., or BioMarin, in the fourth quarter of 2015 and our license of exclusive worldwide rights to pidilizumab (which we refer to as MDV9300) from CureTech, Ltd., or CureTech, in the fourth quarter of 2014.

2016 Clinical and Business Highlights

The following summarizes our recent clinical and business highlights:

•

In April 2016, we announced that data from a Phase 2 investigator-sponsored study of enzalutamide was presented at the American Association for Cancer Research Annual Meeting 2016, or AACR, by the study’s lead investigator Ravi Madan, M.D., Clinical Director, Genitourinary Malignancies Branch at the National Cancer Institute.  The primary objective of the study was to evaluate the effect of a short-course of enzalutamide (three months) alone or in combination with a therapeutic cancer vaccine (PROSTVAC®) on prostate specific antigen kinetics four months after completing enzalutamide. Preliminary data from a 12-patient subset demonstrated that treatment with enzalutamide alone resulted in potential immune-activating properties in patients with non-metastatic castration sensitive prostate cancer.

•

In April 2016, we announced that Phase 1 data from an investigator-sponsored study of talazoparib in combination with low-dose chemotherapy was presented during a Clinical Trials Mini-Symposium at AACR by the study’s lead investigator Zev A. Wainberg, M.D., Associate Professor of Medicine at UCLA and Co-Director of the UCLA GI Oncology Program.  Data from the 40 patient trial demonstrated that combination treatment with talazoparib and low-dose chemotherapy resulted in stable disease or an objective response in 23 of 40 heavily pretreated patients with a variety of advanced cancers (clinical benefit rate of 58%). Most notably, objective responses were seen in four of seven (57%) heavily pretreated non-BRCA-mutated ovarian cancer patients when talazoparib was used in combination with either low-dose temozolomide or low-dose irinotecan. Six of seven individuals (86%) with non-BRCA ovarian cancer had clinical benefit (four partial responses and two stable disease through the first 16 weeks of study) and had a reduction in CA 125 levels by 50% or greater.

The Phase 1 investigator-sponsored study evaluated escalating doses of talazoparib (≥ 0.5 mg given orally once daily) with either temozolomide (≥ 25 mg/m2 given orally on days 1-5; Arm A) or irinotecan (≥ 25 mg/m2 given by intravenous infusion every two weeks; Arm B) every 28 days in patients with advanced malignancies. Study participants ranged in age from 21 to 77 years (median: 57 years) and had received one to fifteen prior chemotherapy regimens (median: 6). The primary endpoint of the study was the determination of the maximum tolerated dose. Secondary endpoints included pharmacokinetics, tumor response and biomarkers.  The most common grade 3/4 adverse events (≥ 5%) observed in patients treated with talazoparib plus temozolomide were neutropenia (28%), anemia (33%), and thrombocytopenia (33%). Among those treated with talazoparib plus irinotecan, the most common adverse events were thrombocytopenia (13%), anemia (27%) and neutropenia (31%). No significant pharmacokinetic interactions were observed between talazoparib and either temozolomide or irinotecan.

•

In April 2016, we announced that the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, had issued a positive opinion recommending approval of a type II variation to include data from the head-to-head TERRAIN trial of enzalutamide versus bicalutamide in the European label for XTANDI. The CHMP’s positive recommendation does not change indications or contraindications, and the update to the Summary of Product Characteristics, or SmPC, took effect immediately and is applicable in all of the 28 member states of the European Union.

•

In March 2016, the first patient was enrolled in the Phase 3 ARCHES trial to evaluate the efficacy and safety of enzalutamide with androgen deprivation therapy versus placebo with androgen deprivation therapy in metastatic hormone sensitive prostate cancer, or mHSPC, patients. The global, randomized, double-blind, placebo-controlled study aims to enroll approximately 1,100 patients with mHSPC at approximately 250 centers globally. The primary endpoint of the trial is radiographic progression-free survival, or rPFS, defined as the time from randomization to the first objective evidence of radiographic disease progression as assessed by central review or death, whichever occurs first.

•

In February 2016, the U.S. Food and Drug Administration, or FDA, accepted for review a supplemental New Drug Application, or sNDA, for XTANDI in mCRPC, which includes findings from the Phase 2 TERRAIN and STRIVE studies, to update the relevant clinical sections within the current indication. XTANDI is approved by the FDA for the treatment of patients with mCRPC. The Prescription Drug User Fee Act, or PDUFA, goal date for a decision by the FDA is October 22, 2016.

•	Results from the Phase 2 STRIVE trial of enzalutamide compared to bicalutamide in men with CRPC were published in the Journal of Clinical Oncology.
•	Results from the Phase 2 TERRAIN trial of enzalutamide compared to bicalutamide in metastatic CRPC were published in Lancet Oncology.
•

In January 2016, we entered into a collaboration agreement with NanoString Technologies, Inc., or NanoString, and our partner Astellas to translate our gene expression profile into a companion diagnostic assay using NanoString’s nCounter® Dx Analysis System for potential use as a companion diagnostic test for enzalutamide for triple negative breast cancer, or TNBC.

2016 Financial Highlights

•

Net sales of XTANDI as reported by Astellas and collaboration revenue related to net sales of XTANDI are summarized in the table below (dollars in millions; amounts may not calculate or sum precisely due to rounding):

	Three Months Ended March 31,
	2016	2015
Worldwide net sales of XTANDI (as reported by Astellas)	$547	$357
Increase year-over-year	$190
Percentage change	53%

U.S. XTANDI net sales (as reported by Astellas)	$308	$224
Increase year-over-year	$84
Percentage change	37%

Ex-U.S. XTANDI net sales (as reported by Astellas)	$240	$133
Increase year-over-year	$107
Percentage change	80%

Collaboration revenue	$182	$129
Increase year-over-year	$53
Percentage change	41%

•

Total operating expenses for the three months ended March 31, 2016 were $174.4 million, an increase of $45.8 million, or 36%, from the three months ended March 31, 2015. Operating expenses included non-cash stock-based compensation expense of $14.2 million and $13.4 million for the three months ended March 31, 2016 and 2015, respectively. Operating expenses for the three months ended March 31, 2016 and 2015 also included non-cash expense of $6.0 million and $4.0 million, respectively, related to fair value adjustments for contingent purchase consideration.

•

Cash and cash equivalents were $317.4 million at March 31, 2016, an increase of $91.5 million, or 41%, from $225.9 million at December 31, 2015. During the first quarter of 2016, we collected the 2015 collaboration receivable balance from Astellas, which included a $175.0 million sales milestone payment, and utilized $75.0 million of cash to repay our borrowing under our five-year $300.0 million revolving loan facility (the “Revolving Credit Facility”).

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

We have identified our most critical accounting policies and estimates upon which our financial statements depend as those relating to: revenue recognition, including reliance on third-party information, estimating the various deductions from gross sales used to calculate net sales of XTANDI, and estimating the performance periods of our deliverables under collaboration agreements; business combinations, including estimates related to goodwill, intangible assets and contingent consideration; stock-based compensation; research and development expenses and accruals; litigation; convertible notes; leases, including build-to-suit lease arrangements; the calculation of diluted net income per common share; and income taxes. As of March 31, 2016, there have been no significant or material changes to our critical accounting policies or estimates from that disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report.

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

Collaboration revenue was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Collaboration revenue:
Related to U.S. XTANDI net sales	$153,793	$112,010
Related to ex-U.S. XTANDI net sales	28,704	15,767
Related to upfront and milestone payments	—	1,411
Total	$182,497	$129,188

We are currently involved in litigation with UCLA regarding certain terms of our license agreement and other matters, which are discussed in Part II, Item 1, “Legal Proceedings.”

Collaboration Revenue Related to U.S. XTANDI Net Sales

Collaboration revenue related to U.S. XTANDI net sales was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
U.S. XTANDI net sales (as reported by Astellas)	$307,586	$224,020
Shared U.S. development and commercialization costs	(130,583)	(110,313)
Pre-tax U.S. profit	$177,003	$113,707
Medivation’s share of pre-tax U.S. profit	$88,501	$56,853
Reimbursement of Medivation’s share of shared U.S. costs	65,292	55,157
Collaboration revenue related to U.S. XTANDI net sales	$153,793	$112,010

U.S. net sales of XTANDI (as reported by Astellas) for the three months ended March 31, 2016 were $307.6 million, an increase of $83.6 million, or 37%, compared with net sales for the prior year period. The majority of the increase was due to higher sales volumes with a minor increase resulting from changes in price elements. The increase in price elements includes a net favorable adjustment of $4.2 million for the three months ended March 31, 2016 related to changes in prior period estimates of deductions against gross sales.

In the fourth quarter of 2015, we experienced cyclical buying patterns of XTANDI in the U.S. by the Astellas distribution channel partners. Specifically, fourth quarter 2015 U.S. XTANDI net sales (as reported by Astellas) included approximately one-half week of additional channel partner inventory. As a result, the fourth quarter 2015 channel partner inventory levels were reduced in the first quarter of 2016. In addition, the estimated gross-to-net sales discount applied by Astellas in the first quarter of 2016 was higher than the fourth quarter of 2015 because of the impact of Medicare Part D coverage gap in the new calendar year.

Collaboration revenue related to U.S. XTANDI net sales for the three months ended March 31, 2016 was $153.8 million, an increase of $41.8 million, or 37%, from the prior year. The increase in the first quarter of 2016 was the result of an increase in our share of pre-tax U.S. profit in the collaboration with Astellas as well as an increase in their reimbursement of our shared U.S. costs.

Collaboration Revenue Related to Ex-U.S. XTANDI Net Sales

Net sales of XTANDI outside of the United States (as reported by Astellas) were approximately $240.0 million and approximately $133.0 million for the three months ended March 31, 2016 and 2015, respectively. Collaboration revenue attributable to ex-U.S. XTANDI net sales was $28.7 million and $15.8 million for the three months ended March 31, 2016 and 2015, respectively.

Net sales of XTANDI outside of the United States (as reported by Astellas) in the first quarter of 2016 increased approximately 80% compared to net sales in the first quarter of 2015. Changes in foreign currency exchange rates reduced the U.S. dollar equivalent of such first quarter 2016 net sales (as reported by Astellas) by approximately 1% compared to the first quarter of 2015.

Collaboration Revenue Related to Upfront and Milestone Payments

As of the fourth quarter of 2015, we had earned all development and sales milestone payments under the Astellas Collaboration Agreement. Collaboration revenue related to upfront and milestone payments from Astellas for the three months ended March 31, 2015 was $1.4 million, which was comprised of amortization of deferred upfront and development milestones.

Research and Development Expenses

Research and development, or R&D, expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development expenses	$77,587	$44,676
Percentage change	74%

R&D expenses increased by $32.9 million, or 74%, to $77.6 million for the three months ended March 31, 2016, from $44.7 million for the prior year period. The increase was primarily due to a $23.5 million increase in third-party clinical and preclinical development costs as a result of increased activities, including direct expenses associated with our MDV3800 and enzalutamide programs, a $6.4 million increase in personnel-related costs and a $3.0 million increase in facilities and information technology costs. The higher MDV3800 expenses were primarily due to the ongoing Phase 3 EMBRACA trial and the planned initiation of additional clinical studies in multiple tumor types.

Under the Astellas Collaboration Agreement, we and Astellas share certain development costs in the United States. Development cost-sharing payments from Astellas were $13.3 million and $13.8 million for the three months ended March 31, 2016 and 2015, respectively. Development cost-sharing payments from Astellas are recorded as reductions in R&D expenses.

We were engaged in four R&D programs during the periods presented: (1) the development of enzalutamide for the treatment of prostate cancer, advanced breast cancer, and hepatocellular carcinoma; (2) the development of MDV3800; (3) the development of MDV9300; and (4) multiple proprietary research and drug discovery projects. R&D costs are identified as either directly allocable to one of our R&D programs or indirect costs, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical, preclinical, and drug discovery costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, including clinical manufacturing costs, upfront and development milestone payments under license agreements, non-cash fair value adjustments related to contingent purchase consideration, non-cash in-process research and development, or IPR&D, impairment charges, personnel costs, contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs and other administrative and support costs. The following table summarizes the direct costs attributable to each program and total indirect costs (in thousands):

	Three Months Ended March 31,
	2016	2015
Direct costs:
XTANDI (enzalutamide) program	$24,552	$19,385
MDV3800 program	15,427	—
MDV9300 program	8,741	5,700
Early-stage programs	20,033	13,766
Total direct costs	68,753	38,851
Indirect costs	8,834	5,825
Total	$77,587	$44,676

Our R&D programs may be subject to change from time to time as we evaluate our priorities and available resources.

For a detailed discussion of the risks and uncertainties associated with the timing and cost of completing a product development plan, see Part II, Item 1A, “Risk Factors—Risks Related to Our Future Product Development Candidates” of this Quarterly Report.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Selling, general and administrative expenses	$96,827	$83,939
Percentage change	15%

SG&A expenses increased by $12.9 million, or 15%, to $96.8 million for the three months ended March 31, 2016, from $83.9 million for the prior year period. The increase was primarily due to higher personnel-related costs and higher sales, marketing and medical affairs costs, including certain collaboration expenses incurred by Astellas that do not recur to the same degree in subsequent quarters of the year. These increases were partially offset by accrued payments of $5.9 million to UCLA associated with potential milestone payments from Astellas recognized during the three months ended March 31, 2015. SG&A expenses for the three months ended March 31, 2016 included non-cash fair value adjustments of $4.8 million for contingent purchase consideration related to our BioMarin and CureTech acquisitions, which were recorded as increases to SG&A expenses. SG&A expenses for the three months ended March 31, 2015 included a non-cash fair value adjustment of $3.0 million for contingent purchase consideration related to our CureTech acquisition, which was recorded as an increase to SG&A expenses. We also incurred $1.5 million of higher royalty expenses in the first quarter of 2016 compared to the prior year period as a result of an increase in net sales of XTANDI.

Under our collaboration with Astellas, we are responsible for fifty percent of the cost of goods sold and the royalty payable to UCLA on U.S. net sales of XTANDI. Our share of these items is included in SG&A expenses in our unaudited condensed consolidated statements of operations. As such, those components of our reported SG&A expenses will fluctuate in correlation with net sales of XTANDI in the United States.

Under the Astellas Collaboration Agreement, we and Astellas share certain commercialization costs in the United States. Commercialization cost-sharing payments to Astellas were $18.7 million and $20.1 million for the three months ended March 31, 2016 and 2015, respectively. Commercialization cost-sharing payments to Astellas are recorded as increases in SG&A expenses.

Other Income (Expense), Net

The components of other income (expense), net were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Other income (expense), net:
Coupon interest expense	$(595)	$(1,698)
Non-cash amortization of debt discount and issuance costs	(85)	(3,910)
Other, net	(209)	137
Total	$(889)	$(5,471)

Other income (expense), net consists of cash interest expense and non-cash interest expense and the impact of changes in foreign exchange rates on our foreign currency-denominated payables, which were not significant.

Income Tax (Expense) Benefit

Income tax (expense) benefit and the effective income tax rate were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Income tax (expense) benefit	$(2,378)	$1,780
Effective income tax rate	33.1%	36.3%

Income tax expense for the three months ended March 31, 2016 was $2.4 million. The provision for income taxes was lower than the tax computed at the U.S. federal statutory rate for the 2016 period due primarily to the Federal research and development credit, partially offset by state income taxes, non-deductible officers’ compensation and non-deductible stock-based compensation. Income tax benefit for the three months ended March 31, 2015 was $1.8 million. The provision for income taxes was higher than the tax computed at the U.S. federal statutory rate for the 2015 period due primarily to state income taxes and non-deductible stock-based compensation.

Our effective tax rate was 33.1% for the three months ended March 31, 2016. Our effective tax rate was 36.3% for three months ended March 31, 2015. The decrease in the effective tax rate for the three months ended March 31, 2016 as compared to the prior year period was primarily due to the Federal research and development tax credit that was permanently reinstated in the fourth quarter of 2015.

During the three months ended March 31, 2016, we reduced our current Federal and state taxes payable by $2.5 million related to excess tax benefits from stock-based compensation, offsetting additional paid-in capital.

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

At March 31, 2016, we had cash and cash equivalents of $317.4 million, compared with $225.9 million at December 31, 2015. At March 31, 2016, our collaboration receivable from Astellas was $186.6 million, compared with $391.6 million at December 31, 2015. Based on our current expectations, we believe our net current assets, amounts that are available under our Revolving Credit Facility, and our projected cash flows will be sufficient to fund our currently planned operations for at least the next twelve months. This estimate is based on a number of assumptions that may prove to be wrong. In addition, we may choose to raise additional funds in the form of equity, debt, or otherwise due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans. For example, we may choose to raise additional capital to fund business development activities, and for other general corporate purposes. For a detailed discussion of the risks and uncertainties associated with our sources of liquidity and access to capital, see Part II, Item 1A, “Risk Factors—Risks Related to the Operation of Our Business.”

In October 2015, we entered into an amendment and restatement of our original credit agreement (the “Credit Agreement”) described elsewhere in this Quarterly Report. The Credit Agreement provides for (i) a five-year $300.0 million Revolving Credit Facility; and (ii) an uncommitted accordion facility subject to the satisfaction of certain conditions (collectively, the “Senior Secured Credit Facility”). The Revolving Credit Facility includes a $50.0 million multicurrency sub-facility, a $20.0 million letter of credit sub-facility, and a $10.0 million swing line loan sub-facility. In October 2015, we borrowed $75.0 million under the Revolving Credit Facility, which we repaid in January 2016. There were no balances outstanding under the Revolving Credit Facility at March 31, 2016.

Cash Flow Analysis

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$165,687	$57,222
Investing activities	(9,328)	(2,530)
Financing activities	(64,851)	11,267
Net change in cash and cash equivalents	$91,508	$65,959

Net cash provided by operating activities totaled $165.7 million for the three months ended March 31, 2016, which consisted of our net income of $4.8 million, non-cash items of $22.9 million and positive changes in our operating assets and liabilities of $138.0 million, which included the collection of a $175.0 million sales milestone payment from Astellas, partially offset by cash utilized in operations that arose in the ordinary course of business.

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

Net cash used in investing activities totaled $9.3 million for three months ended March 31, 2016, and consisted of capital expenditures. Net cash used in investing activities totaled $2.5 million for the three months ended March 31, 2015, and consisted of an increase in letters of credit collateralized by restricted cash to secure various leases of $1.6 million and capital expenditures of $1.0 million.

Net cash used in financing activities totaled $64.9 million for the three months ended March 31, 2016, and consisted primarily of the repayment of our borrowing under the Revolving Credit Facility of $75.0 million, partially offset by proceeds from the issuance of common stock under equity incentive and stock purchase plans of $7.7 million and excess tax benefits from stock-based compensation of $2.5 million. Net cash provided by financing activities totaled $11.3 million for the three months ended March 31, 2015, and primarily consisted of proceeds from the issuance of common stock under equity incentive and stock purchase plans.

Commitments and Contingencies

There have been no significant changes in our contractual cash obligations, commercial commitments and contingencies since December 31, 2015, as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report.

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

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. There were no material changes to our market risk exposures from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report except for our foreign currency exchange risk as discussed below.

Foreign Currency Exchange Risk

Under the Astellas Collaboration Agreement, Astellas records all ex-U.S. XTANDI sales and pays us a tiered royalty ranging from the low teens to the low twenties as a percentage of such sales. The royalties we receive from Astellas on net sales of XTANDI outside of the United States are calculated by converting the respective countries’ XTANDI net sales in local currency to U.S. dollars. The royalties are paid to us in U.S. dollars on a quarterly basis. To date, a significant portion of ex-U.S. sales of XTANDI have been generated in the European Union and in Japan. Therefore, the royalties we receive from Astellas related to ex-U.S. sales of XTANDI are dependent on the value of the U.S. dollar versus the Euro and Japanese Yen. A strengthening of the U.S. dollar compared to current exchange rates would likely result in lower collaboration revenue related to ex-U.S. XTANDI sales. We also conduct certain R&D activities outside of the United States, with expenses incurred in various currencies, including the Euro and Japanese Yen, and these expenses partially offset the currency exposure related to our collaboration revenue from royalties.

In the first quarter of 2016, we began using forward foreign currency exchange contracts to hedge a portion of our gross collaboration royalty revenue, equal to the royalty revenue amount net of our R&D expense related to the Euro and the Japanese Yen. As of March 31, 2016, we had open foreign currency forward contracts with notional amounts of $43.0 million. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at March 31, 2016 would have resulted in a reduction in fair value of these contracts of approximately $4.0 million on this date and, if realized, would negatively affect earnings over the remaining life of the contracts.

Foreign exchange gains and losses recorded in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 were not significant.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, we filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson. The bench trial of the Regent’s cross-complaint against us was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents. We appealed this judgment on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of our breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in our favor on one of the breach of contract claims, and in favor of the Regents professor on the fraud claims.  We appealed the resulting judgment on the fraud claims.  All appeals from this matter were consolidated, oral arguments were heard on February 23, 2016, and the matter was submitted.  A decision of the appellate court is required to be rendered within 90 days of when the matter is submitted.  On March 8, 2016, the Court’s submission was vacated, on its own order, stating that “further consideration of the merits of the issues raised on appeal is required.”  We await further instructions from the Court.

On April 11, 2014, the Regents filed a complaint against us in which the Regents allege that the “Operating Profits” we have received (and will continue to receive) from Astellas, as a result of the Astellas Collaboration Agreement, constitute Sublicensing Income under the license agreement between us and the Regents and that we and our subsidiary, Medivation Prostate Therapeutics, Inc., have failed to pay the Regents ten percent of such Operating Profits. We deny the Regents’ allegations and are vigorously defending the litigation. We are currently awaiting a trial date to be set by the Courts.

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

Risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, except for those risk factors below designated by an asterisk (*). Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results, cash flows and financial condition. If any of the events or circumstances described in the following risk factors actually occurs, our business may suffer and the trading price of our common stock could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Quarterly Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

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

*Pricing pressure from third parties and price competition could substantially impact Astellas’ or our ability to generate revenue from XTANDI and, therefore, negatively impact our business.

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

Moreover, non-profit groups have recently petitioned the U.S. federal government to exercise their “march-in” rights under the Bayh-Dole Act due to the difference in price of XTANDI in the U.S. versus abroad since certain patents which cover XTANDI were allegedly developed with federal funding.  In March 2016, the National Institutes of Health, or NIH, reiterated its continuing position that drug pricing does not meet the statutory requirements justifying use of its march-in authority.  Subsequently, several members of Congress, including presidential candidate Bernie Sanders, requested that the U.S. Department of Health and Human Services and NIH hold public hearings to determine if we and our partner Astellas have not met the statutory requirement to make XTANDI available to U.S. residents on reasonable terms.  While the government has yet to exercise its march-in rights in response to pricing pressures or shortage problems, it may do so in the future which would significantly negatively impact our ability to generate revenue from XTANDI.

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

*We are dependent on third-party manufacturers for commercial supply of XTANDI and for clinical trial materials and if we fail to receive such adequate supplies, global sales of XTANDI could be limited and clinical trials could be delayed.

We require adequate supplies of enzalutamide for commercial supply of XTANDI, and for use in clinical trials. Under our collaboration agreement, Astellas has the responsibility to manufacture commercial supplies of XTANDI for all markets and provide material for clinical studies. Astellas fulfills its manufacturing and supply obligations largely through third-party contract manufacturers. Consequently, we are, and expect to remain, dependent on Astellas and its contract manufacturers for commercial and clinical trial materials. If Astellas cannot provide the materials on a timely basis due to, for example, raw materials availability, quality issues or failure of the contracting facilities to perform or comply with current good manufacturing practices, or cGMP, it could result in decreased sales or put at risk ongoing clinical studies.  If Astellas or its contract manufacturers do not perform, we may be forced to incur additional expenses, delays, or both, to arrange or take responsibility for contract manufacturers to manufacture or package XTANDI or enzalutamide on our behalf, as we do not have any internal manufacturing or packaging capabilities.

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

*If significant patient safety issues were to arise for XTANDI or our other product candidates, our future sales may be reduced, adversely affecting our results of operations.

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

Regulatory authorities have been moving towards heightened pharmacovigilance, including requests for additional post-approval analyses to detect possible safety signals, and more transparent pharmacovigilance, such as making additional stand-alone safety information directly available to the public through websites and other means, e.g., periodic safety update report summaries, risk management plan summaries and various adverse event data. Safety information, without the appropriate context and expertise, may be misinterpreted and lead to misperception or legal action which may potentially cause our product sales or stock price to decline.

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

We are required to monitor the safety and efficacy of XTANDI and any other products candidates that are approved by the FDA. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for any approved products, such as XTANDI, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with current good clinical practices, or cGCP, for any clinical trials that we conduct post-approval. We and our contract manufacturers will be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP. We must also comply with requirements concerning advertising and promotion for XTANDI and any other product candidates for which we obtain marketing approval in the future. Promotional communications with respect to prescription drugs, including biologics, are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote XTANDI or any other products candidates for which we might obtain approval in the future for indications or uses for which they are not approved. Later discovery of previously unknown problems with XTANDI or any other product candidate for which we might obtain approval in the future, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

*Our Phase 2 clinical trial of MDV9300 in DLBCL has been delayed, which could result in increased cost and could delay, prevent or limit our ability to generate value from and realize the commercial potential of MDV9300.

In early January 2016, we advised the FDA of our conclusion that MDV9300 does not bind PD-1, and the agency placed the investigational new drug applications, or INDs, on clinical hold and requested that we revise our characterization of MDV9300 in the related investigator brochure, protocols and informed consent documents. We submitted the revised documents in early February 2016, and the FDA lifted the clinical hold in March 2016.  We intend to submit an amendment to our INDs for MDV9300 to modify the production process to better support our planned clinical activities in the first half of 2016 and intend that patients in our Phase 2 DLBCL trial will be treated with MDV9300 manufactured in accordance with the amended IND. We do not intend to proceed with the trial until MDV9300 manufactured in accordance with the amended INDs is available. These circumstances contributed to a delay in the DLBCL trial and to a partial impairment charge recorded in the fourth quarter of 2015, and it is possible they could contribute to further delays or increased costs that could prevent or limit our ability to generate value from and realize the commercial potential of MDV9300.

*If we are unable to determine the binding target for MDV9300, we may fail to successfully develop MDV9300 for DLBCL, multiple myeloma or any other indication, and we may not be able to obtain regulatory approval or realize the full potential for MDV9300.

Although the molecule was originally understood to work primarily via PD-1 (Programmed Death-1) binding, our work as well as that of others has also suggested other potential binding activity.  During 2015, we conducted testing and characterization work to better identify the binding target and, in late December 2015, we concluded that MDV9300 does not bind PD-1. While we intend to continue work to identify the binding target and thereafter develop a target-specific release assay, these activities are time consuming, expensive and there is no assurance that we will be successful since the binding mechanism is currently unknown. Furthermore, there can be no assurance that we will not experience additional development issues in the future which may cause further delays or unanticipated costs, or that we will be able to solve such development issues. Our failure to identify the binding target for MDV9300 or to develop a target-specific release assay would significantly impact our ability to obtain regulatory approval and could materially harm our business.

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

*Pharmaceutical and biological product candidates require extensive, time-consuming and expensive preclinical and clinical testing to establish safety and efficacy, and to obtain regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.

The research and development of pharmaceuticals and biological products is an extremely risky industry. Only a small percentage of product candidates that enter the development process ever receive regulatory approval. The process of conducting the preclinical and clinical testing required to establish safety and efficacy and obtain regulatory approval is expensive and uncertain and takes many years. If we are unable to complete preclinical or clinical trials of current or future product candidates, due to safety concerns with a product candidate, or if the results of these trials are not satisfactory to convince regulatory authorities of their safety or efficacy, we will not be able to obtain regulatory approval for commercialization. As more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

We cannot be certain if any of our product candidates will be approved by regulatory authorities. Furthermore, even if we are able to obtain regulatory approvals for any of our product candidates, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. Moreover, if we are not able to differentiate our product against other approved products within the same class of drugs, or if any of the other circumstances described above occur, our business would be materially harmed and our ability to generate revenue from that class of drugs would be severely impaired.

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

We currently rely on third parties to perform key product development tasks, such as laboratories to conduct preclinical testing, clinical research organizations to help us manage our clinical studies, investigators and investigative sites who conduct the clinical trials, and contract manufacturing organizations to manufacture our product candidates at appropriate scale for preclinical and clinical trials. In addition, we currently rely on Astellas and its third party vendors to supply commercial quantities of XTANDI. To manage our business successfully, we will need to identify, engage and properly manage qualified third parties that will perform these development and manufacturing activities. For example, we need to monitor the activities of our vendors closely to ensure that they are performing their tasks correctly, on time, on budget and in compliance with strictly enforced regulatory standards. We need to monitor investigators who participate in our clinical trials to ensure that they are conducting the trial in compliance with the protocol, cGCP and all applicable laws.  Our ability to identify and retain key vendors, investigators and investigative sites with the requisite knowledge is critical to our business and the failure to do so could negatively impact our business. Because all of our key vendors perform services for other clients in addition to us, we also need to ensure that they are appropriately prioritizing our projects. If we fail to manage our key vendors well, we could incur material delays, cost overruns or quality deficiencies in our development and commercialization programs, as well as other material disruptions to our business.

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

*A significant and growing amount of the collaboration revenue we generate is in currency other than U.S. dollars, primarily the Euro and the Japanese yen, thereby exposing us to foreign currency exchange rate risk.

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

Beginning in the first quarter of 2016, we implemented a policy to hedge a portion of our exposure to fluctuating currency rates for the Euro and the Japanese yen in order to mitigate unexpected short-term volatility of such rates. Depending on the size of the exposures and the relative movements of exchange rates, if we fail to effectively hedge our exposures, we could experience adverse effects on our reported financial results.

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

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. Competition for qualified personnel in the biotechnology and pharmaceutical fields is intense, especially in the San Francisco Bay Area. Recent acquisition interest in the company from third parties may make it harder for us to effectively compete for such talent because of perceived uncertainty regarding the company’s future. If we are unable to attract and retain qualified personnel on acceptable terms,  or there is a significant turnover in our senior management or among our employees as a result of the uncertainty created by the acquisition interest, we may face challenges to our inability to recruit and hire additional personnel which could impair the successful commercialization of XTANDI, delay or prevent continued development activities for enzalutamide, MDV3800, MDV9300 and other product candidates, delay or prevent the transfer and integration of MDV3800 into our business and adversely affect or preclude the identification and acquisition of new product candidates, any of which events could harm our business.

*We may encounter difficulty managing our growth and expanding our operations successfully.

Our business has experienced significant growth, which we expect will continue as we expand our commercialization efforts for XTANDI, seek to advance our product candidates through clinical trials, and integrate the acquisition of MDV3800 and other potential business development activities. We expect that we will need to expand our development, regulatory, manufacturing, and commercial capabilities in concert with contracting with third parties to provide certain of these activities for us. To that end, we must be able to hire, train and integrate additional personnel effectively in order to manage our commercialization and development activities, which may be difficult if we are impeded from doing so because of acquisition interest in the company from third parties and uncertainty regarding the company’s future.

Our failure to accomplish any of these tasks could prevent us from successfully growing our company. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities.  If we are not able to effectively manage the expansion of our operations, it may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  In addition, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.  Thus, our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

At March 31, 2016, we had approximately $52.0 million of minimum lease commitments. We have incurred in the past, and may incur in the future, additional indebtedness to meet our financing needs, including for example in connection with business development activities and for other general corporate purposes. Substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

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

We require significant capital to fund our operations. We have historically funded our operations primarily through public offerings of our common stock, the issuance of the Convertible Notes (which we redeemed in July 2015 and are no longer outstanding), and from the upfront, milestone, and cost-sharing payments under agreements with our current and former collaboration partners, from collaboration revenue related to XTANDI net sales and, more recently and to a lesser extent, from short-term borrowings under a Revolving Credit Facility. At March 31, 2016, we had cash and cash equivalents totaling $317.4 million available to fund our operations. We expect to devote substantial financial resources to our future operations. Based on our current expectations, we believe our current capital resources, amounts available to us under our Revolving Credit Facility, and projected operating and other cash flows will be sufficient to fund our currently planned operations for at least the next twelve months.  This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding the amount and timing of net sales of XTANDI, potential XTANDI approvals in new markets and for other indications, and potential receipt of profit sharing and royalty payments under our Astellas Collaboration Agreement, causing us to exhaust our available cash, cash equivalents, and short-term investments sooner than anticipated. For example, we may be required or choose to seek additional funds for the commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for enzalutamide, MDV3800, MDV9300 and other existing or potential future product candidates, to fund business acquisitions, investments or to in-license technologies, particularly if we face challenges or delays in connection with our clinical trials, and to maintain minimum cash balances that we deem reasonable and prudent. Our ability to raise additional funds on acceptable terms will be dependent on the climate of worldwide capital markets, which could be challenging for companies such as ours.

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

We have developed systems and processes that are designed to protect our information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach; however, such measures cannot provide absolute security, and we have taken and are continually taking additional security measures to protect against any future intrusion, including employee training. Moreover, the prevalent use of mobile devices that access our systems and confidential information and our relationships with third-party vendors, who may or could have access to our confidential information, increases the risk of data security breaches.

A data or security breach of our systems, or that of our third-party vendors, such as third-party clinical research organizations, third-party clinical manufacturing organization, clinical trial sites, and administrators of our corporate employee benefit plans or of our current and potential future collaboration partners, could lead to public exposure of personal information of our employees, clinical trial patients, customers and other business partners, modification of or prevent us from accessing our clinical trial databases, or the loss of trade secrets or other intellectual property.

If we or our third-party vendors or business partners experience significant data security breaches, we could suffer harm to our reputation, be compelled to comply with federal and/or state breach notification laws and foreign law equivalents, be subjected to liability under laws and regulations that protect personal data, be subjected to mandatory corrective action or government enforcement action, need to verify the correctness of clinical trial database contents, or be exposed to litigation claims.  In addition, because these breaches and other inappropriate access can be difficult to detect, any delay in identifying them may lead to increased harm of the type described above.  Prolonged disruption would divert management’s attention and could result in a delay to the development of our product candidate.

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
•

negative or inconclusive results from a preclinical test or clinical trial could cause a preclinical study or clinical trial to be repeated, even if other studies or trials relating to the program are ongoing or have been completed and were successful;

•

adverse medical events during a clinical trial could cause a program to be terminated. For example, we recently terminated our development of MDV4463 following a serious adverse event which met the criteria for drug-induced liver injury per the FDA’s 2009 Guidance for Industry.  While we will continue to monitor subjects who received MDV4463, we have suspended our clinical studies of MDV4463 and do not intend to further investigate it.

•

the FDA or foreign regulatory authorities can place a clinical hold on a trial if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

•

the facilities that we utilize, or the processes or facilities of third-party vendors, including without limitation the contract manufacturers who will be manufacturing drug substance and drug product for us or any potential collaborators, may not complete successful inspections by the FDA or foreign regulatory authorities; and

•

we may encounter delays or rejections based on changes in FDA policies or the policies of foreign regulatory authorities during the period in which we develop a product candidate or the period required for review of any final regulatory approval before we are able to market any product candidate.

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

*We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Commercialization of drugs and biologics that receive FDA approval are subject, directly or indirectly, to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act and the state law equivalents of such laws. These laws may impact, among other things, our sales, marketing, and education programs.

The federal Anti-Kickback Statute prohibits persons and entities from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The Anti-Kickback Statute is broad, and despite a series of narrow regulatory safe harbors and statutory exceptions, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. A focus of the Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services has been financial assistance programs which provide financial assistance to patients who cannot afford their cost-sharing obligations for life saving prescription drugs. Grants made by pharmaceutical companies, including by us through our partner Astellas, to independent charities and non-profit organizations may be subsequently determined by the OIG to be an indirect remuneration to induce the recommendation or to arrange for the purchase of the pharmaceutical company’s product. Penalties for violations of the federal Anti-Kickback Statute include, among other things, criminal and administrative penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, including private insurance programs.

The federal False Claims Act prohibits persons and entities from knowingly filing, or causing to be filed, a false claim, or the knowing use of false statements, to obtain payment from the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government, and such individuals, commonly known as “whistleblowers,” may share in a proportion of any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of biotechnology and pharmaceutical companies to have to defend False Claims Act actions. When it is determined that an entity has violated the False Claims Act, the entity may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act. Although we have developed, implemented, and continue to improve a program for compliance with all federal and state laws, we cannot guarantee that our compliance program will be sufficient or effective, that our employees will comply with our policies and that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for whistleblower claims that individuals, such as employees or former employees, may bring against us or that governmental authorities may prosecute against us based on information provided by individuals. If one or more individuals bring a whistleblower claim against us or if a governmental authority prosecutes a claim against us on the basis of information provided by one or more individuals, and if we are found liable and a fine, injunction, Corporate Integrity Agreement and/or similar government oversight program is imposed on us or we agree to pay a fine or accept an injunction, Corporate Integrity Agreement and/or similar government oversight program in settlement of the claim, they could have a material adverse effect on our financial condition and impair or prevent us from conducting our business. In addition, the costs and fees associated with defending a whistleblower claim would be significant.

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

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits companies and their intermediaries from making payments to non-U.S. government officials for purpose of obtaining or retaining business or securing any other improper advantage. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate. Failure to comply with the FCPA or related laws governing the conduct of business with foreign government entities could disrupt our business and lead to severe criminal and civil penalties, including criminal and civil fines, denial of government reimbursement for our products and exclusion from participation in government healthcare programs. Other remedial measures could include further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions, any of which could have a material adverse impact on our business, financial condition, results of operations and liquidity. We could also be affected by any allegation that we, or any third-party vendors that we rely on to perform key product development tasks, violated such laws.

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

*We could experience adverse outcomes under existing litigation or become subject to product liability or other litigation, which could harm our ability to efficiently and effectively conduct our business, and, if successful, could materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby.

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

In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business, such as our litigation with the Regents of the University of California, or Regents. See Part II, Item 1, “Legal Proceedings” for additional information on this litigation. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. An adverse result in any existing litigation, including our litigation with the Regents, or litigation costs associated with any existing or new litigation that may arise from time to time, such as a result of our rejection of the unsolicited proposal from Sanofi to acquire all of our outstanding shares for $52.50 per share, may adversely impact our operating results or financial condition.

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

For MDV3800, other companies, such as AstraZeneca, Clovis Oncology, AbbVie, and Tesaro are developing PARP inhibitors for various oncology indications, some of which have already been approved and on the market and others which are further along in development than MDV3800, both of which could limit our development opportunities for MDV3800. The competitive environment could further compromise our ability to successfully enroll the ongoing clinical trial by limiting the availability of clinical trial investigators, sites and/or patients which could slow, delay or limit the progress of MDV3800’s development.

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

We are required to perform an annual, or in certain situations a more frequent, assessment of intangible assets and goodwill for possible impairment for accounting purposes. We recorded significant intangible assets and goodwill as a result of the CureTech and BioMarin transactions during the years ended December 31, 2014 and 2015, respectively. At March 31, 2016, we had intangible assets and goodwill of approximately $662.9 million, or approximately 50% of our total assets. During the fourth quarter of 2015, we recorded a $30.0 million impairment charge related to our IPR&D asset for MDV9300.  If our development activities with respect to IPR&D for acquired product candidates are not successful in future periods, we may be required to incur further non-cash impairment charges that could materially adversely affect our consolidated results of operations or our recorded assets and liabilities.

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
•

speculation in the press or by securities market participants about a potential business combination, the possibility of an unsolicited hostile tender offer or other strategic transactions affecting us or other companies in our industry;

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
•

legislative or regulatory developments in the United States or other countries affecting XTANDI or product candidates, including those of our competitors, including the passage of laws, rules or regulations relating to healthcare and reimbursement or the public announcement of inquiries or lobbying relating to these subjects;

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

These factors and fluctuations, as well as political and other market conditions, may adversely affect the market price of our common stock. Securities-related class action litigation is often brought against a company following periods of volatility in the market price of its securities or offers by third parties to acquire the outstanding shares of a company. Securities-related litigation, whether with or without merit, could result in substantial costs and divert management’s attention and financial resources, which could harm our business and financial condition, as well as the market price of our common stock. Additionally, volatility or lack of positive performance in our stock price may adversely affect our ability to retain or recruit key employees, all of whom have been or will be granted equity awards as a part of their compensation.

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

*Provisions of our corporate charter documents, our stockholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if the offer may be considered beneficial by our stockholders.

Provisions of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay, deter or prevent a change in control. The anti-takeover provisions of the Delaware General Corporation Law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Specifically, Section 203 of the Delaware General Corporation Law, unless its application has been waived, provides certain default anti-takeover protections in connection with transactions between us and an “interested stockholder.” Generally, Section 203 prohibits stockholders who, alone or together with their affiliates and associates, own more than 15% of the subject company from engaging in certain business combinations for a period of three years following the date that the stockholder became an interested stockholder of such subject company without approval of the board or the vote of two-thirds of the shares held by the independent stockholders. Our board of directors has also adopted a stockholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. Additionally, provisions of our amended and restated certificate of incorporation and bylaws could deter, delay or prevent a third party from acquiring us.  For instance, our board also has the authority to issue, in certain circumstances, without stockholder approval, preferred stock with such terms as the board of directors may determine.  We believe that these provisions benefit our stockholders, although they may in certain circumstances make it more difficult or time consuming for an acquirer to effect a change of control or an acquisition of the company.

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

See the Exhibit List which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2016	MEDIVATION, INC.

	By:	/s/ Jennifer Jarrett
	Name:	Jennifer Jarrett
	Title:	Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1**	Asset Purchase Agreement, dated August 21, 2015, by and between Medivation, Inc. and BioMarin Pharmaceutical, Inc.	8-K	001-32836	2.1	10/7/2015

2.2**	License Agreement between Medivation, Inc. and CureTech Ltd., dated as of October 23, 2014	8-K	001-32836	2.1	11/6/2015

3.1	Restated Certificate of Incorporation.	8-K	001-32836	3.4	10/17/2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Designation of Series C Junior Participating Preferred Stock of Medivation, Inc.	8-K	001-32836	3.1	2/13/2015

3.3	Certificate of Amendment of Restated Certificate of Incorporation	8-K	001-32836	3.1	6/19/2015

3.4	Amended and Restated Bylaws of Medivation, Inc.	8-K	001-32836	3.1	5/02/2016

4.1	Common Stock Certificate.	10-Q	001-32836	4.1	5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

10.1	Form of indemnity agreement between Medivation and Executive Officers and Directors					X

10.2**	Amendment No. 6 to Collaboration Agreement dated January 6, 2016, by and among Medivation, Inc., Astellas Pharma Inc., and Astellas US LLC	10-K	001-32836	10.23	2/26/2016

10.3	Offer Letter, dated January 6, 2016, by and between Medivation, Inc. and Marion McCourt	10-K	001-32836	10.50	2/26/2016

10.4	Compensation Arrangements with Named Executive Officers	8-K/A	001-32836	Item 5.02	3/10/2016

10.5	Separation Agreement between Medivation, Inc. and Richard A. Bierly dated March 25, 2016.					X

10.6	Offer Letter between Medivation, Inc. and Jennifer Jarrett dated March 25, 2016.					X

10.7	Offer Letter between Medivation, Inc. and Mohammad Hirmand dated March 28, 2016					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

**	Confidential treatment has been requested with respect to certain portions of this exhibit.