Form 10-Q
period 2016-06-30
MEDIVATION, INC.
filed 2016-08-09
CIK 1011835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 2, 2016, 165,928,674 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding.

MEDIVATION, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDIVATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$267,761	$225,853
Short-term investments	59,432	—
Receivable from collaboration partner	227,310	391,558
Prepaid expenses and other current assets	49,653	15,877
Restricted cash	1,449	930

Total current assets	605,605	634,218
Property and equipment, net	60,994	58,142
Long-term investments	21,515	—
Intangible assets	648,799	644,299
Deferred income tax assets	284,933	57,011
Restricted cash, net of current	11,687	12,206
Goodwill	18,643	18,643
Other non-current assets	7,331	7,072

Total assets	$1,659,507	$1,431,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$135,026	$186,203
Borrowings under Revolving Credit Facility	—	75,000
Contingent consideration	4,951	4,900
Current portion of build-to-suit lease obligation	127	—

Total current liabilities	140,104	266,103
Contingent consideration	952,604	262,368
Build-to-suit lease obligation, excluding current portion	17,244	17,406
Other non-current liabilities	15,881	13,035

Total liabilities	1,125,833	558,912
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 340,000,000 shares authorized; 165,555,633 and 163,905,342 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,656	1,639
Additional paid-in capital	745,475	684,841
Accumulated other comprehensive loss	(550)	—
Retained earnings (accumulated deficit)	(212,907)	186,199

Total stockholders’ equity	533,674	872,679

Total liabilities and stockholders’ equity	$1,659,507	$1,431,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Collaboration revenue	$206,165	$175,657	$388,662	$304,845
Operating expenses:
Research and development expenses	73,375	47,294	150,962	91,970
Selling, general and administrative expenses	758,431	74,708	855,258	158,647

Total operating expenses	831,806	122,002	1,006,220	250,617

Income (loss) from operations	(625,641)	53,655	(617,558)	54,228
Other income (expense), net:
Loss on extinguishment of Convertible Notes	—	(7,868)	—	(7,871)
Interest expense	(475)	(5,309)	(1,155)	(10,917)
Other, net	(23)	(52)	(232)	88

Total other income (expense), net	(498)	(13,229)	(1,387)	(18,700)

Income (loss) before income tax (expense) benefit	(626,139)	40,426	(618,945)	35,528
Income tax (expense) benefit	222,217	(14,600)	219,839	(12,820)

Net income (loss)	$(403,922)	$25,826	$(399,106)	$22,708

Basic net income (loss) per common share	$(2.45)	$0.16	$(2.42)	$0.14

Diluted net income (loss) per common share	$(2.45)	$0.15	$(2.42)	$0.14

Weighted average common shares used in the calculation of basic net income (loss) per common share	164,926	158,505	164,586	157,576

Weighted average common shares used in the calculation of diluted net income (loss) per common share	164,926	168,690	164,586	162,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(403,922)	$25,826	$(399,106)	$22,708
Other comprehensive loss:
Cash flow hedges:
Unrealized losses, net of tax impact of ($204), $—, ($379) and $—	(370)	—	(687)	—
Reclassifications to net income, net of tax impact of $79, $—, $79 and $—	143	—	143	—

Net change	(227)	—	(544)	—

Available-for-sale securities:
Unrealized losses, net of tax impact of ($4), $—, ($4) and $—	(6)	(34)	(6)	(34)

Other comprehensive loss	(233)	(34)	(550)	(34)

Comprehensive income (loss)	$(404,155)	$25,792	$(399,656)	$22,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(399,106)	$22,708
Adjustments for non-cash operating items:
Change in fair value of contingent consideration	690,287	5,013
Stock-based compensation	28,905	27,450
Depreciation on property and equipment	5,115	3,085
Amortization of debt discount and debt issuance costs	170	7,827
Change in deferred income taxes	(229,169)	(773)
Excess tax benefits from stock-based compensation	(13,444)	(13,572)
Loss on extinguishment of Convertible Notes	—	7,871
Amortization of deferred revenue	—	(2,257)
Other non-cash items	(4,111)	(60)
Changes in operating assets and liabilities:
Receivable from collaboration partner	164,248	(12,420)
Prepaid expenses and other current assets	(19,964)	(6,085)
Other non-current assets	(394)	2,689
Accounts payable, accrued expenses and other current liabilities	(14,273)	27,153
Current taxes payable	(32,565)	(2,106)
Other non-current liabilities	2,846	718

Net cash provided by operating activities	178,545	67,241

Cash flows from investing activities:
Purchases of available-for-sale securities	(80,967)	(76,397)
Purchases of property and equipment	(13,932)	(6,478)
Change in restricted cash	—	(1,574)

Net cash used in investing activities	(94,899)	(84,449)

Cash flows from financing activities:
Principal repayment of borrowings under Revolving Credit Facility	(75,000)	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	19,853	14,699
Excess tax benefits from stock-based compensation	13,444	13,572
Reduction of build-to-suit lease obligation	(35)	(470)
Principal repayment of Convertible Notes	—	(90,994)
Cash settlement of Convertible Notes conversion premium	—	(1,126)

Net cash used in financing activities	(41,738)	(64,319)

Net change in cash and cash equivalents	41,908	(81,527)
Cash and cash equivalents at beginning of period	225,853	502,677

Cash and cash equivalents at end of period	$267,761	$421,150

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures incurred but not yet paid	$361	$1,650
Reacquisition of Convertible Note equity component upon conversion	—	$135,988
Fair value of common stock issued for conversion of Convertible Notes	—	$131,084
Derecognition of build-to-suit lease asset	—	$3,241
Derecognition of build-to-suit lease liability	—	$3,176
Interest capitalized during construction period for build-to-suit lease transactions	—	$1,070
Accrued interest payable forfeited upon conversion of Convertible Notes	—	$292
Amounts capitalized under build-to-suit lease transactions	—	$283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIVATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

All tabular disclosures of dollar and share amounts are presented in thousands unless otherwise indicated. All per share amounts are presented at their actual amounts. The number of shares issuable under the Amended and Restated 2004 Equity Incentive Award Plan, or the Medivation Equity Incentive Plan, and the Medivation, Inc. 2013 Employee Stock Purchase Plan, or ESPP, disclosed in Note 12, “Stockholders’ Equity,” are presented at their actual amounts unless otherwise indicated. Amounts presented herein may not calculate or sum precisely due to rounding.

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

Significant estimates and assumptions used by management principally relate to revenue recognition, including reliance on third-party information, estimating the performance periods of the Company’s deliverables under collaboration agreements, and estimating the various deductions from gross sales to calculate net sales of XTANDI. Additionally, significant estimates and assumptions used by management include those related to contingent consideration, intangible assets, goodwill, convertible notes, determining whether the Company is the primary beneficiary of any variable interest entities, leases, taxes, research and development and other accruals, share-based compensation, derivatives and hedging, and the calculation of diluted net income per common share.

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

(e) Stock-Based Compensation

Performance Share Units

During 2016, the Company granted performance share units, or PSUs, to certain officers of the Company pursuant to the terms of the Medivation Equity Incentive Plan. The terms of the PSUs provide for target and maximum numbers of shares eligible to be earned based on the level of achievement of certain pre-determined revenue goals and clinical development milestones. For the PSUs tied to revenue goals, the actual number of shares of common stock that may ultimately be issued upon vest is calculated by multiplying the number of PSUs by a payout percentage ranging from 50% to 150%. For the PSUs tied to clinical development milestones, the actual number of shares of common stock that may ultimately be issued upon vest is calculated by multiplying the number of PSUs by a payout percentage of 100%. The PSUs will vest, if at all, upon certification by the Compensation Committee of the Company’s Board of Directors of the actual achievement of the performance objectives, subject to specified change of control exceptions.

Stock-based compensation expense associated with PSUs is based on the fair value of the Company’s common stock on the grant date, which equals the closing market price of the Company’s common stock on the grant date. The Company recognizes compensation expense over the vesting period of the awards that are ultimately expected to vest.

(f) New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 prescribes an approach based on expected losses to estimate credit losses on certain financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period, and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The amended guidance is to be applied using a modified retrospective approach, which requires application of the guidance at the beginning of the earliest comparative period presented in the year of adoption. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions. Changes that may impact public companies include changes in the accounting for income taxes, specifically excess tax benefits and tax deficiencies; the classification of excess tax benefits on the statement of cash flows as an operating activity; the option for companies to make an entity-wide accounting policy election to either estimate the number of share-based payment awards that are expected to vest (current GAAP) or account for forfeitures when they occur; and the classification of employee taxes paid when an employer withholds shares for tax withholding purposes as a financing activity on the statement of cash flows. Depending on the specific item to be changed, ASU 2016-09 requires certain changes to be applied either prospectively, retrospectively, or under a modified retrospective transition method to all periods presented. The amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when (or as) each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either “full retrospective” adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In August 2015, the effective date of the new revenue standard was delayed by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also agreed to permit early adoption of the standard, but not before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers

(Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify ASU 2014-09 implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” to clarify ASU 2014-09 implementation guidance on identifying performance obligations and licensing arrangements. In April 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients” to clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

(b) Collaboration Revenue

Collaboration revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Collaboration revenue:
Related to U.S. XTANDI net sales	$165,129	$149,220	$318,922	$261,230
Related to ex-U.S. XTANDI net sales	41,036	25,591	69,740	41,358
Related to upfront and milestone payments	—	846	—	2,257

Total	$206,165	$175,657	$388,662	$304,845

The Company is currently involved in litigation with UCLA regarding certain terms of its license agreement and other matters, which are discussed in Note 11, “Commitments and Contingencies.”

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

Collaboration revenue related to U.S. XTANDI net sales was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
U.S. XTANDI net sales (as reported by Astellas)	$330,257	$298,440	$637,843	$522,460
Shared U.S. development and commercialization costs	(95,055)	(84,947)	(225,639)	(195,260)

Pre-tax U.S. profit	$235,202	$213,493	$412,204	$327,200

Medivation’s share of pre-tax U.S. profit	$117,601	$106,747	$206,102	$163,600
Reimbursement of Medivation’s share of shared U.S. costs	47,528	42,473	112,820	97,630

Collaboration revenue related to U.S. XTANDI net sales	$165,129	$149,220	$318,922	$261,230

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

Collaboration Revenue Related to Upfront and Milestone Payments

As of the fourth quarter of 2015, the Company had earned all development and sales milestone payments under the Astellas Collaboration Agreement. Collaboration revenue related to upfront and milestone payments from Astellas for the three and six months ended June 30, 2015 was $0.8 million and $2.3 million, respectively, which comprised amortization of deferred upfront and development milestones.

(c) Cost-Sharing Payments

Under the Astellas Collaboration Agreement, the Company and Astellas share certain development and commercialization costs (including cost of goods sold and the royalty on net sales payable to UCLA under the Company’s license agreement with UCLA) in the United States. For the three and six months ended June 30, 2016, development cost-sharing payments from Astellas were $15.1 million and $28.4 million, respectively. For the three and six months ended June 30, 2015, development cost-sharing payments from Astellas were $17.6 million and $31.4 million, respectively. For the three and six months ended June 30, 2016, commercialization cost-sharing payments to Astellas were $4.5 million and $23.3 million, respectively. For the three and six months ended June 30, 2015, commercialization cost-sharing payments to Astellas were $2.7 million and $22.8 million, respectively. Development cost-sharing payments from Astellas are recorded as reductions in research and development, or R&D, expenses. Commercialization cost-sharing payments to Astellas are recorded as increases in selling, general, and administrative, or SG&A, expenses.

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

The effective portion of changes in the fair value of these instruments is initially recorded as a component of accumulated other comprehensive income (loss), or OCI, in stockholders’ equity, and subsequently reclassified into earnings as collaboration revenue when the underlying exposure is reflected in collaboration revenue. All of the gains and losses related to the hedged forecasted transactions reported in accumulated OCI at June 30, 2016 are expected to be reclassified to collaboration revenue within the next 12 months. There were no amounts related to ineffectiveness for the six months ended June 30, 2016. Additionally, the Company did not discontinue any of its cash flow hedges during the six months ended June 30, 2016.

As of June 30, 2016, the Company had an average derivative USD equivalent notional amount on its open contracts of $4.8 million. The Company plans to enter into approximately eight foreign currency forward contracts per quarter covering a rolling four-quarter period.

The obligations of the Company under its foreign exchange contracts are secured obligations under the terms of the Company’s senior secured credit facility. In addition, the Company‘s foreign exchange contracts are subject to standard International Swaps and Derivatives Association (ISDA) master agreements which provide for various events of default, including a cross default to the Company’s senior secured credit facility. If an event of default or termination event where the Company is the defaulting party occurs, the counterparties to these contracts could request immediate payment on the derivatives. The aggregate fair value of all foreign exchange contracts with credit-risk-related contingent features that are in a liability position as of June 30, 2016, is $1.5 million. In addition, the agreements governing such contracts permit the Company, subject to applicable requirements, to net settle transactions of the same currency with a single net amount payable by one party to the other.

While all of the Company’s derivative contracts allow the right to offset assets or liabilities, it is the Company’s policy to present its derivatives on a gross basis in the unaudited condensed consolidated balance sheets. The following table summarizes the classification and fair values of derivative instruments on the Company’s unaudited condensed consolidated balance sheet:

	June 30, 2016
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$368	Other current liabilities	$(1,247)
Foreign currency exchange contracts	Other non-current assets	35	Other non-current liabilities	—

Total derivatives designated as hedges		403		(1,247)

Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	—	Other current liabilities	(222)

Total derivatives not designated as hedges		—		(222)

Total derivatives		$403		$(1,469)

The following table summarizes the effect of the Company’s foreign currency exchange contracts on its unaudited condensed consolidated financial statements:

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Derivatives designated as hedges:
Gains (losses) recognized in accumulated OCI (effective portion)	$(574)	$(1,066)
Gains (losses) reclassified from accumulated OCI into collaboration revenue (effective portion)	(222)	(222)
Gains (losses) recognized in other income (expense), net	—	—

As of June 30, 2016, the Company held one type of financial instrument – derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on the Company’s unaudited condensed consolidated balance sheet:

June 30, 2016
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$403	—	$403	—	—	$403
Derivative liabilities	$(1,469)	—	$(1,469)	—	—	$(1,469)

NOTE 5. FAIR VALUE DISCLOSURES

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using:
	Fair Value	Level 1	Level 2	Level 3
June 30, 2016:
Short-term investments:
Corporate debt securities	$43,465	—	$43,465	—
Certificates of deposit	$10,000	—	$10,000	—
Commercial paper	$3,965	—	$3,965	—
U.S. Government securities	$2,002	—	$2,002	—
Current assets:
Foreign currency derivative contracts	$368	—	$368	—
Long-term investments
Corporate debt securities	$21,515	—	$21,515	—
Non-current assets:
Foreign currency derivative contracts	$35	—	$35	—
Current liabilities:
Foreign currency derivative contracts	$1,469	—	$1,469	—
Contingent consideration	$4,951	—	—	$4,951
Non-current liabilities:
Contingent consideration	$952,604	—	—	$952,604
December 31, 2015:
Current liabilities:
Contingent consideration	$4,900	—	—	$4,900
Non-current liabilities:
Contingent consideration	$262,368	—	—	$262,368

The Company estimates the fair values of Level 2 assets or liabilities, including foreign currency derivative contracts, by taking into consideration valuations obtained from third-party pricing or valuation sources. These sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly, or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar assets, issuer credit spreads, benchmark yields, foreign currency rates, London Interbank Offered Rates (LIBOR), and other observable inputs. The Company validates the prices provided by its third-party pricing sources by obtaining market values from other pricing sources and/or analyzing pricing data in certain instances. For additional information regarding the Company’s foreign currency derivative transactions, see Note 4, “Derivative Financial Instruments.”

In connection with the acquisitions of MDV3800 and MDV9300, the Company recorded contingent consideration liabilities pertaining to amounts potentially payable to BioMarin and CureTech, respectively. The fair value of contingent consideration is considered a Level 3 liability and was estimated utilizing a model with key assumptions that included estimated revenues and completion of certain development, regulatory and sales milestone targets during the earn-out period, volatility, and estimated discount rates corresponding to the periods of expected payments. The estimated fair value of the contingent consideration liability is measured at each reporting date based on significant inputs not observable in the market. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the estimated fair value of contingent consideration are reflected as non-cash adjustments to operating expenses in the unaudited condensed consolidated statements of operations.

The following table presents fair value adjustments related to contingent consideration liabilities recorded by the Company for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fair value adjustments:
BioMarin contingent consideration liability:
Increase to R&D expense	$8,632	$—	$9,124	$—
Increase to SG&A expense	673,983	—	676,468	—

Total BioMarin fair value adjustments	682,615	—	685,592	—

CureTech contingent consideration liability:
Increase (decrease) to R&D expense	365	(70)	1,013	930
Increase to SG&A expense	1,348	1,083	3,682	4,083

Total CureTech fair value adjustments	1,713	1,013	4,695	5,013

Total fair value adjustments, net	$684,328	$1,013	$690,287	$5,013

During the three and six months ended June 30, 2016, the fair value of the contingent consideration liability related to BioMarin increased significantly due to changes in the estimated probabilities of success of the development programs and the range and scope of indications currently planned for development. These changes resulted from various market and development-specific events that occurred during the second quarter of 2016, including: the announcement of positive data from a Phase 3 competitor trial of a PARP inhibitor, validating the clinical and commercial potential for MDV3800 and the overall PARP class; positive feedback received from regulatory authorities regarding study protocols and approval pathways for MDV3800 in various tumor types, including alignment on two registrational trials for tumor types in which MDV3800 has the potential to be the first PARP inhibitor to market; data from three abstracts for MDV3800 presented at recent and upcoming medical conferences in several different tumor types; and data from a Phase 1 trial of MDV3800 in several advanced cancers in combination with low-dose chemotherapy. The majority of the fair value adjustment for the three and six months ended June 30, 2016 is classified as SG&A expense because changes in the key measurement assumptions noted above had the largest impact on the value of the sales-based milestone and royalties on annual net sales of MDV3800 products that BioMarin would be entitled to under the terms of the related purchase agreement.

Increases in the fair value of the contingent consideration liability related to CureTech for the three and six months ended June 30, 2016 and 2015 were primarily due to the time value of money.

BioMarin is entitled to contingent payments totaling up to $160.0 million upon the achievement of defined regulatory and sales-based milestones, and mid-single digit royalties on net sales of products that contain MDV3800 during the royalty term specified in the related purchase agreement. CureTech is entitled to contingent payments totaling up to $85.0 million upon attainment of certain development and regulatory milestones, up to $245.0 million upon the achievement of certain annual worldwide net sales thresholds, and tiered royalties ranging from 5% to 11% on annual worldwide net sales. CureTech is also entitled to a $5.0 million milestone payment upon completion of the Manufacturing Technology Transfer as described in Note 11, “Commitments and Contingencies.”

Contingent consideration may change significantly as development progresses and additional data is obtained that will affect the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. Updates to these assumptions could have a significant impact on the Company’s results of operations. For example, a significant increase in the probability of achieving a milestone would result in a significantly higher fair value measurement, while a significant increase in the expected timing of achieving a milestone would result in a significantly lower fair value measurement. Considerable judgment is required to interpret the market data used to develop the assumptions. The estimates of fair value may not be indicative of amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

There were no transfers between Level 1 and Level 2 financial instruments during the three and six months ended June 30, 2016. The following table includes a roll-forward of the fair value of Level 3 financial instruments for the periods presented:

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Contingent consideration (current and non-current):
Balance at beginning of period	$273,227	$267,268
Amounts acquired or issued	—	—
Net change in fair value	684,328	690,287
Settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at end of period	$957,555	$957,555

The following table presents the total balance of the Company’s other financial instruments that are not measured at fair value on a recurring basis:

		Fair Value Measurements Using:
	Total Balance	Level 1	Level 2	Level 3
June 30, 2016:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$267,761	$267,761	—	—
December 31, 2015:
Assets:
Bank deposits (included in “Cash and cash equivalents”)	$225,853	$225,853	—	—
Liabilities:
Borrowings under Revolving Credit Facility	$75,000	$75,000	—	—

Due to their short-term maturities, the Company believes that the fair value of its bank deposits, receivable from collaboration partner, accounts payable and accrued expenses, short-term borrowings under the Revolving Credit Facility, and other current assets and liabilities approximate their carrying value.

NOTE 6. AVAILABLE-FOR-SALE SECURITIES

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. The Company considers all highly liquid investments with a remaining maturity at the time of purchase of more than three months but no longer than 12 months to be short-term investments, and those with a remaining maturity at the time of purchase of longer than 12 months to be long-term investments. The Company classifies its investments as available-for-sale securities and reports them at fair value with related unrealized gains and losses included as a component of comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income (expense), net, on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income (expense), net.

The following table summarizes the Company’s available-for-sale securities at June 30, 2016:

	June 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Short-term investments:
Corporate debt securities	$43,455	$21	$(11)	$43,465
Certificates of deposit	10,000	—	—	10,000
Commercial paper	3,965	—	—	3,965
U.S. Government securities	2,001	1	—	2,002

Total short-term investments	59,421	22	(11)	59,432

Long-term investments:
Corporate debt securities	21,536	10	(31)	21,515

Total long-term investments	21,536	10	(31)	21,515

Total available-for-sale securities	$80,957	$32	$(42)	$80,947

The Company did not hold any available-for-sale securities as of December 31, 2015.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity:

	June 30, 2016
	Amortized Cost	Fair Value
Less than one year	$59,421	$59,432
Greater than one year but less than five years	21,536	21,515

Total	$80,957	$80,947

At June 30, 2016, the Company had 23 available-for-sale securities with a fair value of $26.2 million in a gross unrealized loss position, all of which had been in such a position for less than twelve months. The Company does not intend to sell the securities that are in an unrealized loss position, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

NOTE 7. INTANGIBLE ASSETS AND GOODWILL

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

The following table summarizes the Company’s indefinite-lived intangible assets:

	June 30,	December 31,
	2016	2015
Indefinite-lived intangible asset – MDV3800	$573,299	$573,299
Indefinite-lived intangible asset – MDV9300	75,500	71,000

Total	$648,799	$644,299

In the second quarter of 2016, the Company recorded an out-of-period correcting adjustment related to its impairment charge from the fourth quarter of 2015 that increased the IPR&D asset related to MDV9300 by $4.5 million and decreased R&D expenses by $4.5 million. Management concluded that the adjustment is not material to the expected full year 2016 results or any previously reported financial statements.

The carrying amount of goodwill was $18.6 million as of June 30, 2016 and December 31, 2015.

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

During the first quarter of 2016, construction on the property was substantially completed and the property was placed in service. As such, the Company evaluated its lease to determine whether it had met the requirements for sale-leaseback accounting, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. The Company determined that the construction project did not qualify for sale-leaseback accounting and will instead be accounted for as a financing lease, given the Company’s expected continuing involvement after the conclusion of the construction period. As a result, the building asset remains on the Company’s unaudited condensed consolidated balance sheets at its historical cost of $18.4 million and the Company began depreciating the asset over its estimated useful life in the first quarter of 2016. Additionally, the Company is allocating its monthly lease payments between land rent, which is recorded as an operating lease expense, interest expense, and reduction of the related lease obligation. As of June 30, 2016, the total amount of the build-to-suit lease obligation was $17.4 million, of which $17.2 million was classified as a non-current liability on the unaudited condensed consolidated balance sheets. The Company expects to derecognize the build-to-suit lease asset and lease obligation at the end of the lease term.

Expected future lease payments under the build-to-suit lease as of June 30, 2016 are included in Note 11, “Commitments and Contingencies.”

NOTE 9. OTHER BALANCE SHEET ITEMS

(a) Property and Equipment, Net

Property and equipment, net, consisted of the following:

	June 30, 2016	December 31, 2015
Leasehold improvements	$26,658	$19,074
Computer equipment and software	20,194	16,083
Build-to-suit property	18,371	18,371
Construction in progress	6,446	14,440
Furniture and fixtures	6,014	5,714
Laboratory equipment	4,472	748

	82,155	74,430
Less: Accumulated depreciation	(21,161)	(16,288)

Total	$60,994	$58,142

(b) Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	June 30, 2016	December 31, 2015
Clinical and preclinical	$44,749	$48,975
Accrued professional services and other current liabilities	24,893	14,282
Payroll and payroll-related	22,980	29,215
Royalties payable	22,740	20,665
Accounts payable	19,664	22,696
Taxes payable	—	32,565
Other payable to licensor	—	17,500
Interest payable	—	305

Total	$135,026	$186,203

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

NOTE 10. DEBT

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

Loans under the Revolving Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR rate, plus an applicable margin ranging from 1.75% to 2.50% per annum, based upon the secured leverage ratio (as defined in the Credit Agreement) or (b) the prime lending rate, plus an applicable margin ranging from 0.75% to 1.50% per annum, based upon the senior secured net leverage ratio (as defined in the Credit Agreement). In October 2015, the Company borrowed $75.0 million under the Revolving Credit Facility, which the Company repaid in January 2016. The interest rate for this borrowing was 2.1250% and was applied on an actual/360 day basis. There were no balances outstanding under the Revolving Credit Facility at June 30, 2016.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Credit Agreement, the Company is required to comply with a maximum senior secured net leverage ratio and minimum interest coverage ratio covenants. At June 30, 2016, the Company was in compliance with these covenants.

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

(b) Convertible Notes Due 2017

In March 2012, the Company issued $258.8 million aggregate principal amount of 2.625% convertible senior notes due April 1, 2017, or the Convertible Notes. The Company was required to pay interest semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes were convertible upon the occurrence of certain conditions into shares of the Company’s common stock.

During 2015, the Company settled all of the Convertible Notes. During the second quarter of 2015, the Company settled a total of $91.0 million aggregate principal amount of the Convertible Notes through a combination of $92.1 million in cash and 2,099,358 shares of its common stock. During the third quarter of 2015, the Company settled a total of $167.8 million aggregate principal amount of the Convertible Notes through a combination of $167.8 million in cash and 3,539,218 shares of its common stock. The Company recorded a non-cash loss on extinguishment of the Convertible Notes of $7.9 million and $13.2 million in the second and third quarters of 2015, respectively, which was included in other income (expense), net, on the condensed consolidated statements of operations. Forfeited accrued interest payable totaling $1.7 million was reclassified to additional paid-in capital during 2015. Upon settlement, the Convertible Notes were no longer outstanding, interest ceased to accrue thereon, and all rights of the holders of the Convertible Notes ceased to exist.

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

Future operating lease obligations as of June 30, 2016 are as follows:

Years Ending December 31,	Operating Leases
Remainder of 2016	$4,707
2017	9,542
2018	9,743
2019	5,065
2020	—
2021 and thereafter	—

Total minimum lease payments	$29,057

The Company is considered the “accounting owner” for a build-to-suit property and has recorded a build-to-suit lease obligation on its unaudited condensed consolidated balance sheets. Additional information regarding the build-to-suit lease obligation is included in Note 8, “Build-To-Suit Lease Obligation.”

Expected future lease payments under the build-to-suit lease as of June 30, 2016 are as follows:

Years Ending December 31,	Expected Cash Payments Under Build- To-Suit Lease Obligation
Remainder of 2016	$1,100
2017	2,244
2018	2,311
2019	2,380
2020	2,452
2021 and thereafter	9,627

Total minimum lease payments	$20,114

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

(c) Clinical Manufacturing Agreements

Manufacturing Services and Supply Agreement

Contemporaneous with the execution of the License Agreement with CureTech, the Company entered into a Manufacturing Services and Supply Agreement, or MSA, with CureTech pursuant to which CureTech will provide clinical trial supply of MDV9300 over a three-year period. In accordance with the terms of the MSA, as amended, the Company paid CureTech upfront and setup fees of $3.0 million during the fourth quarter of 2014, $0.2 million during the second quarter of 2015 and $0.1 million during the third quarter of 2015. The Company is required to pay CureTech a one-time milestone payment of $5.0 million upon the completion of the Manufacturing Technology Transfer, as defined. This potential milestone payment is included in the Company’s contingent consideration liability related to CureTech in connection with the acquisition of MDV9300, as described in Note 5, “Fair Value Disclosures.” In accordance with the terms of the MSA, as amended, the Company is also responsible for providing funding totaling up to $18.3 million for clinical trial materials of MDV9300 over the three-year term of the MSA as well as for certain developmental and analytical services, of which $12.0 million has been paid through June 30, 2016.

Development and Manufacturing Services Agreement

During the fourth quarter of 2014, the Company entered into a Development and Manufacturing Services Agreement with a third-party clinical manufacturing organization. The term of the agreement is for the longer of (i) a period of five years or (ii) through the completion of the Services, as defined. Under the current statement of work under this agreement, as amended, the Company intends to transfer the current manufacturing process of MDV9300 from CureTech to this third party, further scale up and production of Phase 3 clinical trial material of MDV9300 from this entity’s manufacturing facility. The estimated total consideration payable under the current statement of work, as amended, is approximately $15.2 million, of which approximately $7.6 million has been paid through June 30, 2016.

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

On December 20, 2012, and January 25, 2013, the Court granted summary judgment motions filed by defendants Regents and Aragon, resulting in dismissal of all claims against Regents and Aragon, but denied such motions filed by the remaining Regents professor. On April 15, 2013, the Company filed a Notice of Appeal seeking appeal of the judgment in favor of Aragon, which is now wholly-owned by Johnson & Johnson. The bench trial of the Regent’s cross-complaint against the Company was conducted in July 2013, and on January 15, 2014, the Court entered a judgment in the cross-complaint in favor of Regents. The Company appealed this judgment on February 13, 2014 along with the December 2012 summary judgment order in favor of Regents. The jury trial of the Company’s breach of contract and fraud claims against the remaining Regents professor was conducted in October and November 2013. On November 15, 2013, the jury rendered a verdict in the case, finding in favor of the Company on one of the breach of contract claims, and in favor of the Regents professor on the fraud claims. The Company appealed the resulting judgment on the fraud claims. All appeals from this matter were consolidated, oral arguments were heard on February 23, 2016, and the matter was submitted. A decision of the appellate court is required to be rendered within 90 days of when the matter is submitted. On March 8, 2016, the Court’s submission was vacated, on its own order, stating that “further consideration of the merits of the issues raised on appeal is required.” The Court has set tentative trial dates for the first half of 2017.

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

NOTE 12. STOCKHOLDERS’ EQUITY

(a) Stock Purchase Rights

All shares of the Company’s common stock, if issued prior to the termination by the Company of its rights agreement, dated as of December 4, 2006, include stock purchase rights. The rights are exercisable only if a person or group acquires twenty percent or more of the Company’s common stock or announces a tender or exchange offer which would result in ownership of twenty percent or more of the Company’s common stock. Following the acquisition of twenty percent or more of the Company’s common stock, the holders of the rights, other than the acquiring person or group, may purchase Medivation common stock at half of its fair market value. In the event of a merger or other acquisition of the Company, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half of their fair market value. The rights were not exercisable at June 30, 2016.

(b) Medivation Equity Incentive Plan

The Medivation Equity Incentive Plan provides for the issuance of options and other stock-based awards, including stock appreciation rights, restricted stock awards, restricted stock units and performance share units. The vesting of all outstanding awards under the Medivation Equity Incentive Plan will accelerate, and all such awards will become immediately exercisable, upon a “change of control” of Medivation, as defined in the Medivation Equity Incentive Plan.

During the second quarter of 2016, the Company’s stockholders approved an amendment and restatement of the Medivation Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the Medivation Equity Incentive Plan from 47,700,000 to 49,300,000. As of June 30, 2016, approximately 7.4 million shares were available for issuance under the Medivation Equity Incentive Plan.

Performance Share Units

The Company granted 159,121 target number of PSUs during the first and second quarters of 2016 to certain officers of the Company pursuant to the terms of the Medivation Equity Incentive Plan. The terms of the PSUs provide for target and maximum numbers of shares eligible to be earned based on the level of achievement of certain pre-determined revenue goals and clinical development milestones. For the PSUs tied to revenue goals, the actual number of shares of common stock that may ultimately be issued upon vest is calculated by multiplying the number of PSUs by a payout percentage ranging from 50% to 150%. For the PSUs tied to clinical development milestones, the actual number of shares of common stock that may ultimately be issued upon vest is calculated by multiplying the number of PSUs by a payout percentage of 100%.

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

(c) ESPP

The Company’s ESPP permits eligible employees to purchase shares of the Company’s common stock through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or end of a purchase period. Eligible employee purchases are limited on an annual basis to $25,000 in accordance with Section 423 of the Internal Revenue Code. The number of shares of common stock authorized for issuance under the ESPP is 6,000,000 shares. As of June 30, 2016, a total of 397,536 shares have been issued under the ESPP.

(d) Stock-Based Compensation

Stock-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation expense recognized as:
R&D expense	$5,858	$6,109	$11,895	$11,920
SG&A expense	8,836	7,969	17,010	15,530

Total	$14,694	$14,078	$28,905	$27,450

(e) Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax:

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance at December 31, 2015	—	—	—
Other comprehensive loss before reclassifications	$(687)	$(6)	$(693)
Amounts reclassified from other comprehensive loss	143	—	143

Net current period other comprehensive loss	(544)	(6)	(550)

Balance at June 30, 2016	$(544)	$(6)	$(550)

Amounts reclassified for gains and losses on cash flow hedges are recorded as part of collaboration revenue on the Company’s condensed consolidated statements of operations. Amounts reclassified for gains and losses on available-for-sale securities are recorded as part of other income (expense), net on the Company’s condensed consolidated statements of operations.

NOTE 13. NET INCOME (LOSS) PER COMMON SHARE

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

For both the three and six months ended June 30, 2016, approximately 13.4 million potentially dilutive common shares of the Company’s common stock were excluded from the computation of diluted net loss per common share due to the Company’s net loss for these periods. For the three and six months ended June 30, 2015, employee stock-based awards to purchase approximately 1.3 million and 1.0 million shares of the Company’s common stock, respectively, were excluded from the computation of diluted net income per common share because their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator used to calculate diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(403,922)	$25,826	$(399,106)	$22,708

Denominator:
Weighted-average common shares, basic	164,926	158,505	164,586	157,576
Dilutive effect of common stock equivalents	—	10,185	—	5,419

Weighted-average common shares, diluted	164,926	168,690	164,586	162,995

At June 30, 2015, the Company had $167.8 million aggregate principal amount of the Convertible Notes outstanding, for which the Company controlled the settlement method. During the second quarter of 2015, the Company asserted its intent and ability to settle the outstanding Convertible Notes for a combination of cash and common stock. Under the “cash settlement” method, interest is not added back to the numerator, and only the contingently issuable shares related to the conversion spread are included in the denominator, if dilutive. Under such method, the settlement of the conversion spread had a dilutive effect when the average share price of the Company’s common stock during the period exceeded the conversion price of approximately $25.62 per share of common stock. The calculation of diluted net income per common share for the three months ended June 30, 2015 includes the effect of approximately 4.8 million common shares related to the conversion spread of the Convertible Notes.

The computation of diluted net income per common share for the six months ended June 30, 2015 reflects the application of the “if-converted” method for the first quarter of 2015 and the “cash settlement” method for the second quarter of 2015 given the demonstrated and asserted redemption for the outstanding debt. Under the “if-converted” method, interest expense, net of tax, related to the Convertible Notes, is added back to net income, and the Convertible Notes are assumed to have been converted into common shares at the beginning of the period during periods in which there would have been a dilutive effect. For the six months ended June 30, 2015, the impact of the Convertible Notes has been excluded from the calculation of diluted net income per common share because the effect of their inclusion would have been anti-dilutive (approximately 7.4 million contingently issuable shares have been excluded).

The Company completed the settlement of the Convertible Notes during the third quarter of 2015 as discussed further in Note 10, “Debt.”

NOTE 14. INCOME TAXES

The Company calculates its quarterly income tax provision in accordance with the guidance provided by ASC 740-270, “Interim Income Tax Accounting,” whereby the Company forecasts its estimated annual effective tax rate and then applies that rate to its year-to-date pre-tax book income (loss). Income tax benefit for the three and six months ended June 30, 2016 was $222.2 million and $219.8 million, respectively. The benefit for income taxes was higher than the tax computed at the U.S. federal statutory rate due primarily to the Federal research and development credit and tax benefit from stock-based compensation, partially offset by state income taxes and non-deductible officers’ compensation. The benefit for income taxes for the three and six months ended June 30, 2016 included discrete tax benefits of $236.4 million and $2.2 million related to non-recurring charges for contingent consideration and advisory mergers and acquisitions fees, respectively. In addition, the Company recorded a discrete tax expense of $1.6 million related to a non-recurring IPR&D asset impairment adjustment. Income tax expense for the three and six months ended June 30, 2015 was $14.6 million and $12.8 million, respectively. A discrete tax benefit of $2.8 million related to the loss on extinguishment of the Convertible Notes was included in the provision for income taxes for the three and six months ended June 30, 2015.

The effective tax rate was 35.5% for both the three and six months ended June 30, 2016. The effective tax rate was 36.1% for both the three and six months ended June 30, 2015. The decrease in the effective tax rate for the three and six months ended June 30, 2016 as compared to the prior year periods was due to the Federal research and development tax credit which was permanently reinstated in the fourth quarter of 2015 and greater tax benefits from stock-based compensation in the second quarter of 2016.

For the six months ended June 30, 2016, the Company reduced its current Federal and state taxes payable by $13.4 million related to excess tax benefits from stock-based compensation, increasing additional paid-in capital.

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

NOTE 15. SUBSEQUENT EVENT

In July 2016, the Company entered into the Seventh Amendment to its lease agreement, as amended, for its corporate headquarters, pursuant to which it leased approximately 29,000 square feet of additional office space that it expects to occupy in early 2017. In connection with the execution of the Seventh Amendment, the Company will be delivering to the lessor an irrevocable standby letter of credit totaling $1.0 million in November 2016. The Seventh Amendment to the lease agreement expires in 2024, and the Company has an option to extend the lease term for an additional five years. As of July 2016, the Company leased a total of approximately 172,000 square feet of office space at its corporate headquarters pursuant to its lease agreement, as amended.

The future operating lease obligations from this amendment are as follows:

Years Ending December 31,	Operating Lease
Remainder of 2016	$—
2017	1,938
2018	2,383
2019	2,455
2020	2,528
2021 and thereafter	9,465

Total minimum lease payments	$18,769

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We seek to become a more fully-integrated biopharmaceutical company through the continued commercialization of XTANDI, the acquisition or in-license and development and commercialization of other product opportunities, and through the advancement of our own proprietary research and development programs. We expect that our future growth may come from both our internal research efforts, focused in oncology, neurology and other areas, and third-party business development activities, such as our acquisition of all worldwide rights to talazoparib (which we refer to as MDV3800) from BioMarin Pharmaceutical Inc., or BioMarin, in the fourth quarter of 2015 and our license of exclusive worldwide rights to pidilizumab (which we refer to as MDV9300) from CureTech, Ltd., or CureTech, in the fourth quarter of 2014. In July 2016, we announced that we had entered into confidentiality agreements with a number of parties that have expressed interest in exploring a potential business combination or similar transaction.

2016 Clinical and Business Highlights

The following summarizes our recent clinical and business highlights:

•	In June 2016, we announced that results from a Phase 1/2 study of pidilizumab in pediatric patients with diffuse intrinsic pontine glioma, or DIPG, were presented at an oral symposium at the International Symposium on Pediatric Neuro-Oncology by the study’s lead investigator Iris Fried, M.D., Attending Physician, Pediatric Hemato-oncology, Hadassah Medical Center. Preliminary data from nine pediatric patients, who were treated with pidilizumab following completion of standard radiation therapy, demonstrated the potential clinical benefit of pidilizumab in DIPG. The study, which was exploratory in nature, was designed to assess the safety and tolerability of pidilizumab, as well as key clinical outcomes, such as event-free and overall survival, in pediatric patients with DIPG. The reported mean event-free and overall survival estimates were 12 and 15.6 months, respectively. Three patients with DIPG remained progression-free at 16.3, 22, and 24 months following diagnosis, with one patient experiencing a partial response. Adverse events of any grade reported in at least one treatment cycle include neutropenia, fatigue, loss of appetite, hypertension, nausea, and lymphopenia; only neutropenia and hypertension were reported as grade 3 adverse events. The study continues to enroll patients.

•	In June 2016, we and Astellas announced plans to commence a Phase 3 clinical trial to investigate the use of enzalutamide for the treatment of triple negative breast cancer, or TNBC. The ENDEAR (A Phase III, Randomized, International Study Comparing the Efficacy and Safety of ENzalutamiDe in Combination With PaclitaxEl Chemotherapy or as Monotherapy Versus Placebo With Paclitaxel in Patients With Advanced, Diagnostic-Positive, Triple-Negative BReast Cancer) trial will evaluate the efficacy and safety of enzalutamide in combination with paclitaxel chemotherapy or as monotherapy versus placebo with paclitaxel in patients with locally advanced or metastatic TNBC whose tumors test positive for a novel gene expression profile. The trial, which will be led by Medivation, is expected to begin patient enrollment in the fourth quarter of 2016.

•	In May 2016, we announced that the talazoparib-containing arm of the I-SPY2 TRIAL (Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging And moLecular Analysis 2), sponsored by the QuantumLeap Healthcare Collaborative, was activated. The I-SPY 2 TRIAL is a Phase II, randomized, controlled, multi-center trial for women with newly diagnosed, locally advanced breast cancer (Stage II/III). The trial employs an adaptive design, matching experimental therapies with patients based on the use of biomarkers, investigating whether new therapies can be added to standard chemotherapy or whether they may replace certain components of standard chemotherapy in the neoadjuvant setting. The talazoparib arm of the I-SPY 2 TRIAL will enroll up to 75 patients with HER-2 negative breast cancer. Patients will be treated initially with talazoparib daily and irinotecan every two weeks for 12 weeks followed by treatment with doxorubicin and cyclophosphamide. Patients in the comparator arm will receive standard paclitaxel therapy followed by doxorubicin and cyclophosphamide treatment. The primary endpoint of the trial is pathologic complete response, defined as the absence of clinical and pathological evidence of invasive tumor in breast or lymph nodes.

•	In April 2016, we announced that data from a Phase 2 investigator-sponsored study of enzalutamide was presented at the American Association for Cancer Research Annual Meeting 2016, or AACR, by the study’s lead investigator Ravi Madan, M.D., Clinical Director, Genitourinary Malignancies Branch at the National Cancer Institute. The primary objective of the study was to evaluate the effect of a short-course of enzalutamide (three months) alone or in combination with a therapeutic cancer vaccine (PROSTVAC®) on prostate specific antigen kinetics four months after completing enzalutamide. Preliminary data from a 12-patient subset demonstrated that treatment with enzalutamide alone resulted in potential immune-activating properties in patients with non-metastatic castration sensitive prostate cancer.

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

•	In April 2016, we announced that the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, had issued a positive opinion recommending approval of a type II variation to include data from the head-to-head TERRAIN trial of enzalutamide versus bicalutamide in the European label for XTANDI. The CHMP’s positive recommendation does not change indications or contraindications, and the update to the Summary of Product Characteristics, or SmPC, took effect immediately and is applicable in all of the 28 member states of the European Union.

•	In March 2016, the first patient was enrolled in the Phase 3 ARCHES trial to evaluate the efficacy and safety of enzalutamide with androgen deprivation therapy versus placebo with androgen deprivation therapy in metastatic hormone sensitive prostate cancer, or mHSPC, patients. The global, randomized, double-blind, placebo-controlled study aims to enroll approximately 1,100 patients with mHSPC at approximately 250 centers globally. The primary endpoint of the trial is radiographic progression-free survival, or rPFS, defined as the time from randomization to the first objective evidence of radiographic disease progression as assessed by central review or death, whichever occurs first.

•	In February 2016, the U.S. Food and Drug Administration, or FDA, accepted for review a supplemental New Drug Application, or sNDA, for XTANDI in mCRPC, which includes findings from the Phase 2 TERRAIN and STRIVE studies, to update the relevant clinical sections within the current indication. XTANDI is approved by the FDA for the treatment of patients with mCRPC. The Prescription Drug User Fee Act, or PDUFA, goal date for a decision by the FDA is October 22, 2016.

•	Results from the Phase 2 STRIVE trial of enzalutamide compared to bicalutamide in men with CRPC were published in the Journal of Clinical Oncology.

•	Results from the Phase 2 TERRAIN trial of enzalutamide compared to bicalutamide in metastatic CRPC were published in Lancet Oncology.

•	In January 2016, we entered into a collaboration agreement with NanoString Technologies, Inc., or NanoString, and our partner Astellas to translate our gene expression profile into a companion diagnostic assay using NanoString’s nCounter® Dx Analysis System for potential use as a companion diagnostic test for enzalutamide for triple negative breast cancer, or TNBC.

2016 Financial Highlights

•	Net sales of XTANDI as reported by Astellas and collaboration revenue related to net sales of XTANDI are summarized in the table below (dollars in millions; amounts may not calculate or sum precisely due to rounding):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Worldwide net sales of XTANDI (as reported by Astellas)	$595	$487	$1,142	$844
Increase year-over-year	$108		$298
Percentage change	22%		35%

U.S. XTANDI net sales (as reported by Astellas)	$330	$298	$638	$522
Increase year-over-year	$32		$115
Percentage change	11%		22%

Ex-U.S. XTANDI net sales (as reported by Astellas)	$265	$188	$504	$321
Increase year-over-year	$76		$183
Percentage change	41%		57%

Collaboration revenue	$206	$176	$389	$305
Increase year-over-year	$30		$84
Percentage change	17%		28%

•	Total operating expenses for the three months ended June 30, 2016 were $831.8 million, an increase of $709.8 million from the three months ended June 30, 2015. Total operating expenses for the six months ended June 30, 2016 were $1.01 billion, an increase of $755.6 million from the six months ended June 30, 2015. Operating expenses included non-cash expense related to fair value adjustments for contingent consideration of $684.3 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively, and $690.3 million and $5.0 million for the six months ended June 30, 2016 and 2015, respectively. Operating expenses also included non-cash stock-based compensation expense of $14.7 million and $14.1 million for the three months ended June 30, 2016 and 2015, respectively, and $28.9 million and $27.5 million for the six months ended June 30, 2016 and 2015, respectively. See “Selling, General and Administrative Expenses” below for further discussion of the contingent consideration adjustments for the second quarter of 2016.

•	Cash, cash equivalents and investments were $348.7 million at June 30, 2016, an increase of $122.9 million, or 54%, from $225.9 million at December 31, 2015. During the first quarter of 2016, we collected the 2015 collaboration receivable balance from Astellas, which included a $175.0 million sales milestone payment, and utilized $75.0 million of cash to repay our borrowing under our five-year $300.0 million revolving loan facility (the “Revolving Credit Facility”).

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

We have identified our most critical accounting policies and estimates upon which our financial statements depend as those relating to: revenue recognition, including reliance on third-party information, estimating the various deductions from gross sales used to calculate net sales of XTANDI, and estimating the performance periods of our deliverables under collaboration agreements; business combinations, including estimates related to goodwill, intangible assets and contingent consideration; stock-based compensation; research and development expenses and accruals; litigation; convertible notes; leases, including build-to-suit lease arrangements; the calculation of diluted net income (loss) per common share; and income taxes. As of June 30, 2016, there have been no significant or material changes to our critical accounting policies or estimates from that disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report.

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

Collaboration revenue was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Collaboration revenue:
Related to U.S. XTANDI net sales	$165,129	$149,220	$318,922	$261,230
Related to ex-U.S. XTANDI net sales	41,036	25,591	69,740	41,358
Related to upfront and milestone payments	—	846	—	2,257

Total	$206,165	$175,657	$388,662	$304,845

We are currently involved in litigation with UCLA regarding certain terms of our license agreement and other matters, which are discussed in Part II, Item 1, “Legal Proceedings.”

Collaboration Revenue Related to U.S. XTANDI Net Sales

Collaboration revenue related to U.S. XTANDI net sales was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
U.S. XTANDI net sales (as reported by Astellas)	$330,257	$298,440	$637,843	$522,460
Shared U.S. development and commercialization costs	(95,055)	(84,947)	(225,639)	(195,260)

Pre-tax U.S. profit	$235,202	$213,493	$412,204	$327,200

Medivation’s share of pre-tax U.S. profit	$117,601	$106,747	$206,102	$163,600
Reimbursement of Medivation’s share of shared U.S. costs	47,528	42,473	112,820	97,630

Collaboration revenue related to U.S. XTANDI net sales	$165,129	$149,220	$318,922	$261,230

U.S. net sales of XTANDI (as reported by Astellas) for the three months ended June 30, 2016 were $330.3 million, an increase of $31.8 million, or 11%, compared with net sales for the prior year period. The majority of the increase was due to higher sales volumes, partially offset by a lower net selling price resulting from an increase in the estimated gross-to-net rate. The higher gross-to-net rate in the second quarter of 2016 was primarily due to a slight shift in payor mix towards more discounted segments, as well as an increase in fees to a specialty distributor. The gross-to-net rate in the second quarter of 2015 was also lower than usual due to certain one-time benefits.

U.S. net sales of XTANDI (as reported by Astellas) for the six months ended June 30, 2016 were $637.8 million, an increase of $115.4 million, or 22%, compared with net sales for the prior year period. The majority of the increase was due to higher sales volumes, partially offset by a higher estimated gross-to-net rate as discussed above.

Collaboration revenue related to U.S. XTANDI net sales for the three months ended June 30, 2016 was $165.1 million, an increase of $15.9 million, or 11%, from the prior year. The increase in the second quarter of 2016 was the result of an increase in our share of pre-tax U.S. profit in the collaboration with Astellas as well as an increase in their reimbursement of our shared U.S. costs.

Collaboration revenue related to U.S. XTANDI net sales for the six months ended June 30, 2016 was $318.9 million, an increase of $57.7 million, or 22%, from the prior year. The increase in the first six months of 2016 was the result of an increase in our share of pre-tax U.S. profit in the collaboration with Astellas as well as an increase in their reimbursement of our shared U.S. costs.

Collaboration Revenue Related to Ex-U.S. XTANDI Net Sales

Net sales of XTANDI outside of the United States (as reported by Astellas) were approximately $265 million and approximately $188 million for the three months ended June 30, 2016 and 2015, respectively, reflecting an increase of approximately 41%. Changes in foreign currency exchange rates increased the U.S. dollar equivalent of such net sales (as reported by Astellas) by approximately 6% compared to the prior year. Collaboration revenue attributable to ex-U.S. XTANDI net sales was $41.0 million and $25.6 million for the three months ended June 30, 2016 and 2015, respectively.

Net sales of XTANDI outside of the United States (as reported by Astellas) were approximately $504 million and approximately $321 million for the six months ended June 30, 2016 and 2015, respectively, reflecting an increase of approximately 57%. Changes in foreign currency exchange rates increased the U.S. dollar equivalent of such net sales (as reported by Astellas) by approximately 3% compared to the prior year. Collaboration revenue attributable to ex-U.S. XTANDI net sales was $69.7 million and $41.4 million for the six months ended June 30, 2016 and 2015, respectively.

Collaboration Revenue Related to Upfront and Milestone Payments

As of the fourth quarter of 2015, we had earned all development and sales milestone payments under the Astellas Collaboration Agreement. Collaboration revenue related to upfront and milestone payments from Astellas for the three and six months ended June 30, 2015 was $0.8 million and $2.3 million, respectively, which comprised amortization of deferred upfront and development milestones.

Research and Development Expenses

Research and development, or R&D, expenses were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development expenses	$73,375	$47,294	$150,962	$91,970
Percentage change	55%		64%

R&D expenses increased by $26.1 million, or 55%, to $73.4 million for the three months ended June 30, 2016, from $47.3 million for the prior year period. The increase was primarily due to a $21.8 million increase in third-party clinical and preclinical development costs, a $3.2 million increase in personnel-related costs and a $1.1 million increase in facilities and information technology costs. The increase in third-party clinical and preclinical development costs included a non-cash fair value adjustment of $9.0 million for contingent consideration related to our BioMarin and CureTech acquisitions, as well as higher MDV3800 expenses due primarily to the ongoing Phase 3 EMBRACA trial and the planned initiation of additional clinical studies in multiple tumor types. These increases were partially offset by an out-of-period correcting adjustment related to an impairment charge from the fourth quarter of 2015 that increased the in-process research and development, or IPR&D, asset related to MDV9300 and decreased R&D expenses by $4.5 million.

R&D expenses increased by $59.0 million, or 64%, to $151.0 million for the six months ended June 30, 2016, from $92.0 million for the prior year period. The increase was primarily due to a $45.3 million increase in third-party clinical and preclinical development costs, a $9.6 million increase in personnel-related costs and a $4.0 million increase in facilities and information technology costs. The increase in third-party clinical and preclinical development costs included a non-cash fair value adjustment of $10.1 million for contingent consideration related to our BioMarin and CureTech acquisitions, as well as higher MDV3800 expenses due primarily to the ongoing Phase 3 EMBRACA trial and the planned initiation of additional clinical studies in multiple tumor types. These increases were partially offset by the out-of-period correcting adjustment discussed above.

Under the Astellas Collaboration Agreement, we and Astellas share certain development costs in the United States. Development cost-sharing payments from Astellas were $15.1 million and $17.6 million for the three months ended June 30, 2016 and 2015, respectively, and $28.4 million and $31.4 million for the six months ended June 30, 2016 and 2015, respectively. Development cost-sharing payments from Astellas are recorded as reductions in R&D expenses.

We were engaged in four R&D programs during the periods presented: (1) the development of enzalutamide for the treatment of prostate cancer, advanced breast cancer, and hepatocellular carcinoma; (2) the development of MDV3800; (3) the development of MDV9300; and (4) multiple proprietary research and drug discovery projects. R&D costs are identified as either directly allocable to one of our R&D programs or indirect costs, with only direct costs being tracked by specific program. Direct costs consist primarily of clinical, preclinical, and drug discovery costs, cost of supplying drug substance and drug product for use in clinical and preclinical studies, including clinical manufacturing costs, upfront and development milestone payments under license agreements, non-cash fair value adjustments related to contingent consideration, non-cash IPR&D impairment charges, personnel costs, contract research organization fees, and other contracted services pertaining to specific clinical and preclinical studies. Indirect costs consist of corporate overhead costs and other administrative and support costs. The following table summarizes the direct costs attributable to each program and total indirect costs (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Direct costs:
XTANDI (enzalutamide) program	$18,152	$17,876	$42,704	$37,261
MDV3800 program(1)	35,126	—	50,553	—
MDV9300 program(2)	210	6,909	8,951	12,610
Early-stage programs	10,783	14,494	30,816	28,259

Total direct costs	64,271	39,279	133,024	78,130
Indirect costs	9,104	8,015	17,938	13,840

Total	$73,375	$47,294	$150,962	$91,970

(1)	Direct costs for the MDV3800 program include $8.6 million and $9.1 million for the three and six months ended June 30, 2016, respectively, of non-cash fair value adjustments for contingent consideration related to our BioMarin acquisition.
(2)	Direct costs for the MDV9300 program include the out-of-period correcting adjustment discussed above, which reduced direct costs by $4.5 million for the three and six months ended June 30, 2016, and also include $0.4 million and $1.0 million for the three and six months ended June 30, 2016, respectively, of non-cash fair value adjustments for contingent consideration related to our CureTech acquisition.

Our R&D programs may be subject to change from time to time as we evaluate our priorities and available resources.

For a detailed discussion of the risks and uncertainties associated with the timing and cost of completing a product development plan, see Part II, Item 1A, “Risk Factors—Risks Related to Our Future Product Development Candidates” of this Quarterly Report.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Selling, general and administrative expenses	$758,431	$74,708	$855,258	$158,647
Percentage change	915%		439%

SG&A expenses increased by $683.7 million, or 915%, to $758.4 million for the three months ended June 30, 2016, from $74.7 million for the prior year period. The increase was primarily due to a non-cash fair value adjustment of $674.0 million for contingent consideration related to our BioMarin acquisition. During the second quarter of 2016, the fair value of the contingent consideration liability related to BioMarin increased significantly due to changes in the estimated probabilities of success of the development programs and the range and scope of indications currently planned for development. These changes resulted from various market and development-specific events that occurred during the second quarter of 2016, including: the announcement of highly positive data from a Phase 3 competitor trial of a PARP inhibitor, validating the clinical and commercial potential for MDV3800 and the overall PARP class; positive feedback received from regulatory authorities regarding study protocols and approval pathways for MDV3800 in various tumor types, including alignment on two registrational trials for tumor types where MDV3800 has the potential to be the first PARP inhibitor to market; data from three abstracts for MDV3800 presented at recent and upcoming medical conferences in several different tumor types; and promising data from a Phase 1 trial of MDV3800 in several advanced cancers in combination with low-dose chemotherapy. The majority of the second quarter 2016 fair value adjustment is classified as SG&A expense because changes in the key measurement assumptions noted above had the largest impact on the value of the sales-based milestone and royalties on annual net sales of MDV3800 products that BioMarin would be entitled to under the terms of the related purchase agreement.

SG&A expenses increased by $696.6 million, or 439%, to $855.3 million for the six months ended June 30, 2016, from $158.6 million for the prior year period. The increase was primarily due to a non-cash fair value adjustment of $676.5 million for contingent consideration related to our BioMarin acquisition, due to the reasons discussed above.

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

Under the Astellas Collaboration Agreement, we and Astellas share certain commercialization costs in the United States. Commercialization cost-sharing payments to Astellas were $4.5 million and $2.7 million for the three months ended June 30, 2016 and 2015, respectively, and $23.3 million and $22.8 million for the six months ended June 30, 2016 and 2015, respectively. Commercialization cost-sharing payments to Astellas are recorded as increases in SG&A expenses.

Other Income (Expense), Net

The components of other income (expense), net were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Other income (expense), net:
Cash interest expense	$(390)	$(1,392)	$(985)	$(3,090)
Non-cash amortization of debt discount and issuance costs	(85)	(3,917)	(170)	(7,827)
Non-cash loss on extinguishment of Convertible Notes	—	(7,868)	—	(7,871)
Other, net	(23)	(52)	(232)	88

Total	$(498)	$(13,229)	$(1,387)	$(18,700)

Other income (expense), net consists primarily of cash interest expense and non-cash interest expense, and the impact of changes in foreign exchange rates on our foreign currency-denominated payables, which were not significant. For the three and six months ended June 30, 2015, other income (expense), net also includes non-cash losses on extinguishment of the Convertible Notes.

Income Tax (Benefit) Expense

Income tax (benefit) expense and the effective income tax rate were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income tax (benefit) expense	$(222,217)	$14,600	$(219,839)	$12,820
Effective income tax rate	35.5%	36.1%	35.5%	36.1%

Income tax benefit for the three and six months ended June 30, 2016 was $222.2 million and $219.8 million, respectively. The benefit for income taxes was higher than the tax computed at the U.S. federal statutory rate for the 2016 periods due primarily to the Federal research and development credit and tax benefit from stock-based compensation, partially offset by state income taxes and non-deductible officers’ compensation. The benefit for income taxes for the three and six months ended June 30, 2016 included discrete tax benefits of $236.4 million and $2.2 million related to non-recurring charges for contingent consideration and advisory mergers and acquisitions fees, respectively. In addition, we recorded a discrete tax expense of $1.6 million related to a non-recurring IPR&D asset impairment adjustment. Income tax expense for the three and six months ended June 30, 2015 was $14.6 million and $12.8 million, respectively. The provision for income taxes was higher than the tax computed at the U.S. federal statutory rate for the 2015 periods due primarily to state income taxes and non-deductible stock-based compensation.

Our effective tax rate for both the three and six months ended June 30, 2016 was 35.5%. Our effective tax rate for both the three and six months ended June 30, 2015 was 36.1%. The decrease in the effective tax rate for the three and six months ended June 30, 2016 as compared to the prior year periods was primarily due to the Federal research and development tax credit that was permanently reinstated in the fourth quarter of 2015 and greater tax benefits from stock-based compensation in the second quarter of 2016.

During the six months ended June 30, 2016, we reduced our current Federal and state taxes payable by $13.4 million related to excess tax benefits from stock-based compensation, offsetting additional paid-in capital.

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

At June 30, 2016, we had cash, cash equivalents and investments of $348.7 million, compared with $225.9 million at December 31, 2015. At June 30, 2016, our collaboration receivable from Astellas was $227.3 million, compared with $391.6 million at December 31, 2015. Based on our current expectations, we believe our net current assets, amounts that are available under our Revolving Credit Facility, and our projected cash flows will be sufficient to fund our currently planned operations for at least the next twelve months. This estimate is based on a number of assumptions that may prove to be wrong. In addition, we may choose to raise additional funds in the form of equity, debt, or otherwise due to market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans. For example, we may choose to raise additional capital to fund business development activities, and for other general corporate purposes. For a detailed discussion of the risks and uncertainties associated with our sources of liquidity and access to capital, see Part II, Item 1A, “Risk Factors—Risks Related to the Operation of Our Business.”

In October 2015, we entered into an amendment and restatement of our original credit agreement (the “Credit Agreement”) described elsewhere in this Quarterly Report. The Credit Agreement provides for (i) a five-year $300.0 million Revolving Credit Facility; and (ii) an uncommitted accordion facility subject to the satisfaction of certain conditions (collectively, the “Senior Secured Credit Facility”). The Revolving Credit Facility includes a $50.0 million multicurrency sub-facility, a $20.0 million letter of credit sub-facility, and a $10.0 million swing line loan sub-facility. In October 2015, we borrowed $75.0 million under the Revolving Credit Facility, which we repaid in January 2016. There were no balances outstanding under the Revolving Credit Facility at June 30, 2016.

Cash Flow Analysis

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$178,545	$67,241
Investing activities	(94,899)	(84,449)
Financing activities	(41,738)	(64,319)

Net change in cash and cash equivalents	$41,908	$(81,527)

Net cash provided by operating activities totaled $178.5 million for the six months ended June 30, 2016, which consisted of our net loss of $399.1 million offset by non-cash items of $477.8 million primarily consisting of a non-cash fair value adjustment of $690.3 million for contingent consideration related to our BioMarin and CureTech acquisitions, and positive changes in our operating assets and liabilities of $99.9 million. The changes in our operating assets and liabilities included the collection of a $175.0 million sales milestone payment from Astellas during the first quarter of 2016, partially offset by cash utilized in operations that arose in the ordinary course of business.

Net cash provided by operating activities totaled $67.2 million for the six months ended June 30, 2015, which consisted of our net income of $22.7 million, positive changes in our operating assets and liabilities of $9.9 million and non-cash items of $34.6 million. Net cash provided by operating activities was primarily driven by collaboration revenue related to U.S. XTANDI net sales and royalties on ex-U.S. XTANDI net sales, partially offset by cash utilized in operations that arose in the ordinary course of business.

Net cash used in investing activities totaled $94.9 million for the six months ended June 30, 2016, and consisted of purchases of available-for-sale securities of $81.0 million and capital expenditures of $13.9 million. Net cash used in investing activities totaled $84.4 million for the six months ended June 30, 2015, and consisted of purchases of available-for-sale securities of $76.4 million, capital expenditures of $6.5 million, and an increase in letters of credit collateralized by restricted cash to secure various leases of $1.6 million.

Net cash used in financing activities totaled $41.7 million for the six months ended June 30, 2016, and consisted primarily of the repayment of our borrowing under the Revolving Credit Facility of $75.0 million, partially offset by proceeds from the issuance of common stock under equity incentive and stock purchase plans of $19.9 million and excess tax benefits from stock-based compensation of $13.4 million. Net cash used in financing activities totaled $64.3 million for the six months ended June 30, 2015, and consisted primarily of the repayment of Convertible Notes principal and conversion premium of $92.1 million, partially offset by proceeds from the issuance of common stock under equity incentive and stock purchase plans of $14.7 million and excess tax benefits from stock-based compensation of $13.6 million.

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

Interest Rate Risk

Our investment policy emphasizes the safety and preservation of principal while maximizing the income we receive from our investments without assuming significant risk of loss. Specifically, our investment objectives in order of priority are (1) the safety and preservation of principal, (2) maintain liquidity sufficient to meet the requirements of our operations and strategic initiatives, and (3) deliver competitive after-tax returns relative to stated objectives and market conditions. The securities permitted under our investment policy may be subject to market risk related to changes in interest rates and other market factors. We manage our sensitivity to these risks by investing in investment grade marketable securities. Currently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. Our results of operations would not be significantly impacted by either a 10% increase or a 10% decrease in interest rates.

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

In the first quarter of 2016, we began using forward foreign currency exchange contracts to hedge a portion of our gross collaboration revenue exposure from royalties related to the Euro and the Japanese Yen. As of June 30, 2016, we had open foreign currency forward contracts with notional amounts of $76.2 million. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at June 30, 2016 would have resulted in a reduction in fair value of these contracts of approximately $6.0 million on this date and, if realized, would negatively affect earnings over the remaining life of the contracts. We did not have any forward foreign currency exchange contracts as of December 31, 2015.

Foreign exchange gains and losses recorded in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 were not significant.

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

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on the foregoing, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 11, 2014, the Regents filed a complaint against us in which the Regents allege that the “Operating Profits” we have received (and will continue to receive) from Astellas, as a result of the Astellas Collaboration Agreement, constitute Sublicensing Income under the license agreement between us and the Regents and that we and our subsidiary, Medivation Prostate Therapeutics, Inc., have failed to pay the Regents ten percent of such Operating Profits. We deny the Regents’ allegations and are vigorously defending the litigation. The Court has set tentative trial dates for the first half of 2017.

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

Risks Related to XTANDI® (enzalutamide) capsules

*We and Astellas may not be able to further commercialize XTANDI in the United States, and may fail to continue to generate significant revenue from the sale of XTANDI in the United States. XTANDI may fail to obtain regulatory approval and reimbursement, to be successfully commercialized and to generate significant revenue outside the United States.

We only have one commercial product, XTANDI® (enzalutamide) capsules, or XTANDI, which is approved in the United States to treat men with metastatic castration-resistant prostate cancer, or mCRPC. However, the further commercialization of XTANDI in the United States for the treatment of mCRPC and any other patient populations for which XTANDI is being developed and may subsequently be approved, may not be successful for a number of reasons, including:

•	we and our collaboration partner, Astellas Pharma, Inc., or Astellas, may not be able to establish or demonstrate in the medical community the safety and efficacy of XTANDI and its potential advantages over, and side effects compared to, competing therapeutics and products currently in clinical development for each applicable patient population;

•	our limited experience in marketing XTANDI to urologists;

•	reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the price of XTANDI as compared to alternative treatment options, including its overall affordability for patients after taking into consideration any insurance coverage and their co-payment responsibilities;

•	changes or increases in regulatory restrictions;

•	changes to the label for XTANDI that further restrict how we and Astellas market XTANDI, including as a result of routine pharmacovigilance activities and/or data collected from the safety study in patients with known risk factor(s) for seizure that the FDA required us to undertake as a post-marketing requirement or from any other ongoing or future studies;

•	we and Astellas may not have adequate financial or other resources to successfully commercialize XTANDI; and

•	we and Astellas may not be able to obtain adequate commercial supplies of XTANDI to meet demand or at an acceptable cost.

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

The realized price of XTANDI could be subject to pricing pressure from aggressive competitive pricing activity and managed care organizations and institutional purchasers, who use cost considerations to restrict the sale of preferred drugs that their physicians may prescribe. To the extent that payors believe similar lower-priced, branded or generic competitor products may be suitable alternatives for patients, we and our partner Astellas may be unable to increase the price of XTANDI in response to increases in our costs of manufacturing and commercialization of XTANDI or for other reasons, which will reduce our ability to profitably sell XTANDI. We may also consider reducing the price of XTANDI or be subject to formulary restrictions, which could result in a loss of sales revenue and/or market share. Additionally, XTANDI currently competes against products and could compete in the future with products marketed by some of the world’s largest and most experienced pharmaceutical companies, such as Johnson & Johnson, who have more resources and greater flexibility to engage in aggressive price competition in order to gain revenues and market share. It is uncertain whether we and Astellas could successfully compete with such competition and our failure to compete or a decision not to increase the price or to reduce the price of XTANDI in order to compete could severely impact our business and our financial condition.

Moreover, in January 2016, non-profit groups petitioned the U.S. federal government to exercise their “march-in” rights under the Bayh-Dole Act due to the difference in price of XTANDI in the U.S. versus abroad since certain patents which cover XTANDI were allegedly developed with federal funding. In June 2016, the Director of the Department of Health and Human Services, or HHS, declined to initiate a march-in investigation or utilize the government’s license, noting that XTANDI is broadly available as a prescription drug and no information was identified by the petitioners to suggest that XTANDI is or will be in short supply. One of the non-profit consumer advocacy groups has stated its intent to appeal the decision to the Secretary of HHS and, if such appeal is declined, to refile its request after a new president takes office.

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

*We have recently increased our promotional efforts and focus in the United States to include urologists as well as oncologists. If we are not successful in marketing XTANDI to these physician audiences, the commercial potential of XTANDI may not be realized.

We have recently increased promotional efforts in the United States to include urologists as well as oncologists as a result of the expanded label of XTANDI in the United States to treat mCRPC patients who have not yet received chemotherapy (September 2014). Our efforts included the expansion and bifurcation of our sales force into urology- and oncology-focused teams. If we fail to successfully market XTANDI to urologists, who typically treat patients earlier in their disease than oncologists, we may be unable to gain increases in the duration of use of XTANDI, which is an important driver of the growth of XTANDI revenues. Oncologists still account for a majority of our business, so failure to successfully commercialize XTANDI to urologists and oncologists would have a negative impact on our business and future prospects.

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

We require adequate supplies of enzalutamide for commercial supply of XTANDI, and for use in clinical trials. Under our collaboration agreement, Astellas has the responsibility to manufacture commercial supplies of XTANDI for all markets and provide material for clinical studies. Astellas fulfills its manufacturing and supply obligations largely through third-party contract manufacturers. Consequently, we are, and expect to remain, dependent on Astellas and its contract manufacturers for commercial and clinical trial materials. If Astellas cannot provide the materials on a timely basis due to, for example, raw materials availability, quality issues or failure of the contracting facilities to perform or comply with current good manufacturing practices, or cGMP, it could result in decreased sales or put at risk ongoing clinical studies, such as the phase 3 ARCHES clinical trial which was temporarily suspended by Astellas after an inspection at one of the contract manufacturers for the tablet formulation of enzalutamide led to the loss of the contract manufacturer’s GMP certificate in the EU, even though the inspection was not for enzalutamide. If Astellas or its contract manufacturers do not perform, we may be forced to incur additional expenses, delays, or both, to arrange or take responsibility for contract manufacturers to manufacture or package XTANDI or enzalutamide on our behalf, as we do not have any internal manufacturing or packaging capabilities. While we and Astellas have taken steps to mitigate the risk of non-performance by our existing contract manufacturers and other suppliers, there can be no assurance that we will be able to prevent shortages or delays.

We also rely on our own third-party vendors for clinical supplies. If clinical supplies cannot be provided on a timely basis it could put at risk our sponsored clinical studies with XTANDI or enzalutamide.

In some instances, we and Astellas are dependent on third-party suppliers of raw materials, intermediates or finished goods of commercial supplies of XTANDI and clinical trial materials. If any of these suppliers or subcontractors fails to meet our or Astellas’ needs, we may not have readily available alternatives. If we or Astellas experience a material supplier or subcontractor inability to supply, and we are unable to mitigate such supply failure through a second source or backup supplier, our ability to satisfactorily and timely complete our clinical trial or delivery obligations could be negatively impacted which could result in reduced sales, termination of contracts and damages to our relationships with clinical trial sites and the medical community. We could also incur additional costs to address and resolve such an issue. Any of these events could have a negative impact on our results of operations and financial condition.

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

*We and Astellas are required to undertake certain studies to comply with post-marketing requirements or commitments in the EU and the United States, which could result in adverse modifications to XTANDI’s existing labeling, and risk XTANDI’s ability to obtain additional regulatory approvals for additional patient populations.

In the EU, we and Astellas are required to collect efficacy data on mCRPC patients previously treated with Zytiga to determine XTANDI’s efficacy response in such patients, which we do not expect to be as good as in patients naïve to Zytiga, and anticipate that these results may be available as early as 2016. In the United States, we and Astellas are required to conduct an open-label safety study of XTANDI in patients with known risk factor(s) for seizure and to report the results of that study to the FDA in 2019, although we now anticipate that we may be able to submit these results in 2017. If the results of this study reveal or are perceived to reveal unacceptable safety risks, this could result in decreased commercial utilization of XTANDI for mCRPC patients in the United States and in the EU, failure to obtain approval in other indications, and modifications to the existing label for XTANDI, including potentially a boxed warning, or additional clinical testing. Any one or more of these outcomes would seriously harm our business. Additionally, we could receive additional post-marketing requirements as we seek approval of XTANDI in additional patient populations. Failure to conduct the post-marketing requirements or commitments in a timely manner may result in withdrawal of approval for XTANDI and substantial civil and/or criminal penalties.

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

We are commencing a Phase 3 clinical trial evaluating enzalutamide in triple negative breast cancer, or TNBC. A key element of our strategy to develop enzalutamide in TNBC is the use of a companion diagnostic to identify patients with TNBC appropriate for treatment with enzalutamide. Patients whose tumors test positive for a gene expression profile may be more likely to respond to treatment with enzalutamide; patients whose tumors test negative may not be responsive to treatment with enzalutamide. Both regulatory approval and, if approval is obtained, successful commercialization of enzalutamide in TNBC will, therefore, likely depend on our successful development of such a companion diagnostic.

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

In early January 2016, we advised the FDA of our conclusion that MDV9300 does not bind PD-1 (Programmed Death-1), and the agency placed the investigational new drug applications, or INDs, on clinical hold and requested that we revise our characterization of MDV9300 in the related investigator brochure, protocols and informed consent documents. We submitted the revised documents in early February 2016, and the FDA lifted the clinical hold in March 2016. In May 2016, we submitted an amendment to our INDs for MDV9300 to modify the production process to better support our planned clinical activities, including our Phase 2 DLBCL trial which we intend to resume in the second half of 2016. These circumstances contributed to a delay in the DLBCL trial and to a partial impairment charge recorded in the fourth quarter of 2015, and any further delays or increased costs could prevent or limit our ability to generate value from and realize the commercial potential of MDV9300.

*If we are unable to determine the binding target for MDV9300, we may fail to successfully develop MDV9300 for DLBCL, multiple myeloma or any other indication, and we may not be able to obtain regulatory approval or realize the full potential for MDV9300.

Although the molecule was originally understood to work primarily via PD-1 binding, our work as well as that of others has also suggested other potential binding activity. During 2015, we conducted testing and characterization work to better identify the binding target and, in late December 2015, we concluded that MDV9300 does not bind PD-1. While we intend to continue work to identify the binding target and thereafter develop a target-specific release assay, these activities are time consuming, expensive and there is no assurance that we will be successful since the binding mechanism is currently unknown. Furthermore, there can be no assurance that we will not experience additional development issues in the future which may cause further delays or unanticipated costs, or that we will be able to solve such development issues. Our failure to identify the binding target for MDV9300 or to develop a target-specific release assay would significantly impact our ability to obtain regulatory approval and could materially harm our business.

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

Additionally, each reporting period, we revalue contingent consideration obligations associated with business acquisitions to their fair value and record increases in fair value as non-cash contingent consideration expense and decreases in fair value as non-cash contingent consideration income. Changes in contingent consideration result from changes in assumptions regarding the probability of successful achievement of related milestones, the estimated timing in which the milestones may be achieved and the discount rates used to estimate the fair value of the liability. Contingent consideration may change significantly as our development programs progress, revenue estimates evolve and additional data is obtained, impacting our estimates. For example, we recorded a non-cash accounting charge of approximately $683 million for the quarter ended June 30, 2016 in connection with our re-evaluation of the contingent consideration liability to BioMarin.

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

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. Competition for qualified personnel in the biotechnology and pharmaceutical fields is intense, especially in the San Francisco Bay Area. Recent acquisition interest in the company from third parties, as well as our announcement that we have entered into confidentiality agreements with a number of parties that have expressed interest in exploring a potential acquisition of our company, may make it harder for us to effectively compete for such talent because of perceived uncertainty regarding the company’s future. If we are unable to attract and retain qualified personnel on acceptable terms, or there is a significant turnover in our senior management or among our employees as a result of the uncertainty created by the acquisition interest, we may face challenges to our inability to recruit and hire additional personnel which could impair the successful commercialization of

XTANDI, delay or prevent continued development activities for enzalutamide, MDV3800, MDV9300 and other product candidates, delay or prevent the transfer and integration of MDV3800 into our business and adversely affect or preclude the identification and acquisition of new product candidates, any of which events could harm our business.

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

At June 30, 2016, we had approximately $49.2 million of minimum lease commitments. We have incurred in the past, and may incur in the future, additional indebtedness to meet our financing needs, including for example in connection with business development activities and for other general corporate purposes. Substantial indebtedness could have significant effects on our business, results of operations and financial condition. For example, it could:

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

We require significant capital to fund our operations. We have historically funded our operations primarily through public offerings of our common stock, the issuance of the Convertible Notes (which we redeemed in July 2015 and are no longer outstanding), and from the upfront, milestone, and cost-sharing payments under agreements with our current and former collaboration partners, from collaboration revenue related to XTANDI net sales and, more recently and to a lesser extent, from short-term borrowings under a Revolving Credit Facility. At June 30, 2016, we had cash, cash equivalents and investments totaling $348.7 million available to fund our operations. We expect to devote substantial financial resources to our future operations. Based on our current expectations, we believe our current capital resources, amounts available to us under our Revolving Credit Facility, and projected operating and other cash flows will be sufficient to fund our currently planned operations for at least the next twelve months. This estimate is based on a number of assumptions that may prove to be wrong, including assumptions regarding the amount and timing of net sales of XTANDI, potential XTANDI approvals in new markets and for other indications, and potential receipt of profit sharing and royalty payments under our Astellas Collaboration Agreement, causing us to exhaust our available cash, cash equivalents and investments sooner than anticipated. For example, we may be required or choose to seek additional funds for the commercialization of XTANDI in the United States, to expand our preclinical and clinical development activities for enzalutamide, MDV3800, MDV9300 and other existing or potential future product candidates, to fund business acquisitions, investments or to in-license technologies, particularly if we face challenges or delays in connection with our clinical trials, and to maintain minimum cash balances that we deem reasonable and prudent. Our ability to raise additional funds on acceptable terms will be dependent on the climate of worldwide capital markets, which could be challenging for companies such as ours.

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

*Our productivity, the effectiveness of our internal controls over financial reporting or our results of operations may be adversely affected by our recently completed implementation of a company-wide enterprise resource planning (ERP) system.

We recently completed implementation of a company-wide ERP system to upgrade certain business, operational, and financial processes. ERP implementations are typically complex and time-consuming projects and post-implementation will continue to require significant resources and refinement to fully realize the expected benefits of the system. Our productivity and/or our ability to maintain effective internal control over financial reporting could be adversely affected if the ERP system or associated process changes do not give rise to the benefits that we expect or do not perform as anticipated.

Furthermore, our ERP system stores critical accounting and financial information. Although we have disaster recovery plans, failure or disruption of our ERP system could disrupt our business, result in decreased performance and productivity, transaction errors, loss of data and significant remediation costs. A significant disruption or failure could also have a material adverse effect on our business operations, financial performance and financial condition.

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

In addition, information generated during the clinical trial process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the approval process. Moreover, early positive preclinical or clinical trial results may not be replicated in later clinical trials. Failure to demonstrate adequately the quality, safety and efficacy of any of our product candidates would delay or prevent regulatory approval of the applicable product candidate. There can be no assurance that if clinical trials are completed, including our ongoing PROSPER and/or EMBARK clinical trials, that either we or our collaborative partners will submit marketing or supplemental applications for required authorizations to manufacture or market potential products. Similarly, there can be no assurance that any such application will be reviewed and approved by appropriate regulatory authorities in a timely manner, if at all, including, for example, our supplemental New Drug Application for XTANDI to incorporate head-to-head data of enzalutamide versus bicalutamide.

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

In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business, such as our litigation with the Regents of the University of California, or Regents. See Part II, Item 1, “Legal Proceedings” for additional information on this litigation. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. An adverse result in any existing litigation, including our litigation with the Regents, or litigation costs associated with any existing or new litigation that may arise from time to time, such as from our rejection of the unsolicited proposals from Sanofi, the consummation of any business combination or the failure to conclude a business combination, may adversely impact our operating results or financial condition.

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

*Our consolidated financial statements may be impacted in future periods based on the accounting for our acquired businesses and other agreements.

Certain of our asset acquisition or license agreements may be accounted for as a business combination. Accounting for business combinations may involve complex and subjective valuations of the assets and liabilities recorded, and in some instances contingent consideration, which is recorded in our consolidated financial statements pursuant to the standards applicable for business combinations in accordance with accounting principles generally accepted in the United States, or GAAP. Under GAAP, we are required to review the assumptions underlying our valuations quarterly based on any new information or developments and potentially revise our estimates of future contingent consideration payments, with any differences being recorded in the current period. Therefore, future revisions of estimates may also result in current period charges. Differences between the inputs and assumptions used in the valuations and reassessment of these assumptions and valuations based upon new information could have a material effect on our consolidated financial statements in future periods. For example, we recorded a non-cash accounting charge of approximately $683 million for the quarter ended June 30, 2016, in connection with our re-evaluation of the contingent consideration liability to BioMarin.

We have substantial intangible assets and goodwill as a result of the acquisition of MDV3800 from BioMarin and the license of MDV9300 from CureTech. A significant impairment or write-down of intangible assets and/or goodwill would have a material adverse effect on our consolidated financial statements.

We are required to perform an annual, or in certain situations a more frequent, assessment of intangible assets and goodwill for possible impairment for accounting purposes. We recorded significant intangible assets and goodwill as a result of the CureTech and BioMarin transactions during the years ended December 31, 2014 and 2015, respectively. At June 30, 2016, we had intangible assets and goodwill of approximately $667.4 million, or approximately 40% of our total assets. As of June 30, 2016, we have recognized impairment charges totaling $25.5 million related to our IPR&D asset for MDV9300. If our development activities with respect to IPR&D for acquired product candidates are not successful in future periods, we may be required to incur further non-cash impairment charges that could materially adversely affect our consolidated results of operations or our recorded assets and liabilities.

Risks Related to Ownership of Our Common Stock

*While Sanofi has terminated its consent solicitation, we have entered into confidentiality agreements with a number of parties that have expressed interest in exploring a potential transaction, which activities have been and may continue to be disruptive to our business and increase short-term speculation in our common stock.

In June 2016, Sanofi launched a consent solicitation to remove and replace each member of our board with Sanofi’s hand-picked nominees. We have subsequently entered into confidentiality agreements with a number of parties that have expressed interest in exploring a potential transaction, including Sanofi, and Sanofi has terminated its consent solicitation. However, there can be no assurance that any transaction or business combination will be consummated or, if we determine that it is not in the best interest of our stockholders to continue to pursue a potential transaction, that Sanofi will not refile its consent solicitation after the expiration of the applicable standstill period. Responding to Sanofi’s consent solicitation and exploring a potential transaction with a number of parties has diverted and will continue to divert a disproportionate amount of our management’s time and attention away from day-to-day activities. Such activities may further disrupt our business by causing uncertainty among current and potential employees and with clinical research organizations, investigators and other key vendors important to our success, which could negatively impact our business, future prospects and financial results.

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

These factors and fluctuations, as well as political and other market conditions, may adversely affect the market price of our common stock. Securities-related class action litigation is often brought against a company following periods of volatility in the market price of its securities or offers by third parties to acquire the outstanding shares of a company, including following a decision by the company not to accept such offers. Securities-related litigation, whether with or without merit, could result in substantial costs and divert management’s attention and financial resources, which could harm our business and financial condition, as well as the market price of our common stock. Additionally, volatility or lack of positive performance in our stock price may adversely affect our ability to retain or recruit key employees, all of whom have been or will be granted equity awards as a part of their compensation.

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

Date: August 9, 2016	MEDIVATION, INC.

	By:	/s/ Jennifer Jarrett
	Name:	Jennifer Jarrett
	Title:	Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1**	Asset Purchase Agreement, dated August 21, 2015, by and between Medivation, Inc. and BioMarin Pharmaceutical, Inc.	8-K	001-32836	2.1	10/7/2015

2.2**	License Agreement between Medivation, Inc. and CureTech Ltd., dated as of October 23, 2014	8-K	001-32836	2.1	11/6/2015

3.1	Restated Certificate of Incorporation.	8-K	001-32836	3.4	10/17/2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Designation of Series C Junior Participating Preferred Stock of Medivation, Inc.	8-K	001-32836	3.1	2/13/2015

3.3	Certificate of Amendment of Restated Certificate of Incorporation	8-K	001-32836	3.1	6/19/2015

3.4	Amended and Restated Bylaws of Medivation, Inc.	8-K	001-32836	3.1	5/02/2016

4.1	Common Stock Certificate.	10-Q	001-32836	4.1	5/9/2012

4.2	Rights Agreement, dated as of December 4, 2006, between Medivation, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes the form of Certificate of Designations of the Series C Junior Participating Preferred Stock of Medivation, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	8-K	001-32836	4.1	12/4/2006

10.1	Amended and Restated 2004 Equity Incentive Award Plan	DEF 14A (Am. No. 1)	001-32836	Annex A	4/29/2016

10.2	Form of Change of Control Severance Benefits Agreement between Medivation and Executive Officers					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Medivation, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Confidential treatment has been requested with respect to certain portions of this exhibit.